Form 10-K
period 2018-12-31
HOME BANCSHARES INC
filed 2019-02-26
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

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

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2018, was $3.94 billion based upon the last trade price as reported on the NASDAQ Global Select Market of $22.56.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Common Stock Issued and Outstanding: 168,696,572 shares as of February 21, 2019.

Documents incorporated by reference: Part III is incorporated by reference from the registrant’s Proxy Statement relating to its 2019 Annual Meeting to be held on April 18, 2019.

HOME BANCSHARES, INC.

FORM 10-K

December  31, 2018

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

•	the reaction to a proposed acquisition transaction of the respective companies’ customers, employees and counterparties;

•	diversion of management time on acquisition-related issues;

•	the ability to enter into and/or close additional acquisitions;

•	the availability of and access to capital on terms acceptable to us;

•	increased regulatory requirements and supervision that applies as a result of our exceeding $10 billion in total assets;

•

legislation and regulation affecting the financial services industry as a whole, and the Company and its subsidiaries in particular, including the effects resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), recent reforms to the Dodd-Frank Act and other future legislative and regulatory changes;

•	governmental monetary and fiscal policies;

•	the effects of terrorism and efforts to combat it;

•	political instability;

•

risks associated with our customer relationship with the Cuban government and our correspondent banking relationship with Banco Internacional de Comercio, S.A. (BICSA), a Cuban commercial bank, through our recently completed acquisition of Stonegate Bank;

•	adverse weather events, including hurricanes, and other natural disasters;

•	the ability to keep pace with technological changes, including changes regarding cybersecurity;

•	an increase in the incidence or severity of fraud, illegal payments, cybersecurity breaches or other illegal acts impacting our bank subsidiary, our vendors or our customers;

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

Company Overview

Home BancShares, Inc. (“Home BancShares”, which may also be referred to in this document as “we”, “us”, “HBI” or the “Company”) is a Conway, Arkansas headquartered bank holding company registered under the federal Bank Holding Company Act of 1956. The Company’s common stock is traded through the NASDAQ Global Select Market under the symbol “HOMB”. We are primarily engaged in providing a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals and municipalities through our wholly owned community bank subsidiary – Centennial Bank. Centennial Bank has branch locations in Arkansas, Florida, South Alabama and New York City. Although the Company has a diversified loan portfolio, at December 31, 2018 and 2017, commercial real estate loans represented 58.1% and 61.8% of gross loans and 273.6% and 289.6% of total stockholders’ equity, respectively. The Company’s total assets, total deposits, total revenue and net income for each of the past three years are as follows:

	As of or for the Years Ended December 31,
	2018	2017	2016
		(In thousands)
Total assets	$15,302,438	$14,449,760	$9,808,465
Total deposits	10,899,778	10,388,502	6,942,427
Total revenue (interest income plus non-interest income)	788,200	619,887	523,588
Net income	300,403	135,083	177,146

Home BancShares acquires, organizes and invests in community banks that serve attractive markets. Our community banking team is built around experienced bankers with strong local relationships. The Company was formed in 1998 by an investor group led by John W. Allison, our Chairman, and Robert H. “Bunny” Adcock, Jr., our Vice Chairman. Since opening our first subsidiary bank in 1999, we have acquired and integrated a total of 22 banks with locations in Arkansas, Florida and Alabama, including 17 banks since 2010, seven of which we acquired through Federal Deposit Insurance Corporation (“FDIC”) assisted transactions. Our subsidiary bank has operated under a single charter and the Centennial Bank name since 2009. In 2015, after acquiring a pool of national commercial real estate loans, we created Centennial Commercial Finance Group (“Centennial CFG”) to build out a national lending platform focused on commercial real estate as well as commercial and industrial loans. Centennial CFG operates out of our New York City branch office and loan production offices in Los Angeles, California and Dallas, Texas. On June 30, 2018, we acquired Shore Premier Finance (“SPF”), a marine-lending division of Union Bank & Trust of Richmond, Virginia, and established the SPF division of Centennial Bank to build out a lending platform focusing on commercial and consumer marine loans. In connection with the creation of the SPF division, Centennial Bank opened a loan production office in Chesapeake, Virginia.

Acquisitions

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

Broward Financial Holdings, Inc. – On October 23, 2014, the Company completed its acquisition of all of the issued and outstanding shares of common stock of Broward Financial Holdings, Inc. (“Broward”), parent company of Broward Bank of Commerce (“Broward Bank”), and merged Broward Bank into Centennial Bank. Under the terms of the Agreement and Plan of Merger dated July 30, 2014 by and among Home BancShares, Centennial Bank, Broward, Broward Bank and an acquisition subsidiary of Home BancShares, the shareholders of Broward received approximately $30.2 million of the Company’s common stock valued as of the closing date, plus $3.3 million in cash, in exchange for all outstanding shares of Broward common stock. The Company also agreed to pay the Broward shareholders at an undetermined date up to approximately $751,000 in additional consideration, the amount and timing of which, if any, was dependent on future payments received or losses incurred by Centennial Bank from certain current Broward Bank loans. During the first quarter of 2016, we determined and reached an agreement with the Broward shareholders that no additional consideration was owed or would be paid to the Broward shareholders.

Prior to the acquisition, Broward Bank operated two banking locations in Fort Lauderdale, Florida. Including the effects of the purchase accounting adjustments, Broward had approximately $184.4 million in total assets, $121.1 million in total loans after $3.0 million of loan discounts, and $134.2 million in deposits.

Doral Bank’s Florida Panhandle Operations – On February 27, 2015, Centennial Bank acquired in an FDIC-assisted transaction all the deposits and substantially all the assets of the Florida Panhandle operations of Doral Bank of San Juan, Puerto Rico (“Doral Florida”) through an alliance agreement with Banco Popular of Puerto Rico (“Popular”), who was the successful lead bidder to acquire the assets and liabilities of the failed Doral Bank from the FDIC, as receiver for Doral Bank. Including the effects of the purchase accounting adjustments, the acquisition provided the Company with loans of approximately $37.9 million net of loan discounts, deposits of approximately $467.6 million, plus a $428.2 million cash settlement to balance the transaction. The FDIC did not provide any loss-sharing with respect to these acquired assets.

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

Giant Holdings, Inc. – On February 23, 2017, the Company completed its acquisition of Giant Holdings, Inc. (“GHI”), parent company of Landmark Bank, N.A. (“Landmark”), pursuant to a definitive agreement and plan of merger whereby GHI merged with and into HBI and, immediately thereafter, Landmark merged with and into Centennial Bank. The Company paid a purchase price to the GHI shareholders of approximately $96.0 million for the GHI acquisition. Under the terms of the agreement, shareholders of GHI received 2,738,038 shares of the Company’s common stock valued at approximately $77.5 million as of February 23, 2017, plus approximately $18.5 million in cash in exchange for all outstanding shares of GHI common stock.

GHI formerly operated six branch locations in the Ft. Lauderdale, Florida area. Including the effects of the purchase accounting adjustments, as of acquisition date, GHI had approximately $398.1 million in total assets, $327.8 million in loans after $8.1 million of loan discounts, and $304.0 million in deposits.

The Bank of Commerce – On February 28, 2017, the Company completed its acquisition of all of the issued and outstanding shares of common stock of The Bank of Commerce, a Florida state-chartered bank that operated in the Sarasota, Florida area (“BOC”), pursuant to an acquisition agreement, dated December 1, 2016, by and between HBI and Bank of Commerce Holdings, Inc. (“BCHI”), parent company of BOC. The Company merged BOC with and into Centennial Bank effective as of the close of business on February 28, 2017.

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

Stonegate Bank – On September 26, 2017, the Company, completed the acquisition of all of the issued and outstanding shares of common stock of Stonegate Bank (“Stonegate”), and merged Stonegate into Centennial Bank. The Company paid a purchase price to the Stonegate shareholders of approximately $792.4 million for the Stonegate acquisition. Under the terms of the merger agreement, shareholders of Stonegate received 30,863,658 shares of HBI common stock valued at approximately $742.3 million at the time of closing plus approximately $50.1 million in cash in exchange for all outstanding shares of Stonegate common stock. In addition, the holders of outstanding stock options of Stonegate received approximately $27.6 million in cash in connection with the cancellation of their options immediately before the acquisition closed, for a total transaction value of approximately $820.0 million.

Including the effects of the purchase accounting adjustments, as of acquisition date, Stonegate had approximately $2.89 billion in total assets, $2.37 billion in loans and $2.53 billion in customer deposits. Stonegate formerly operated its banking business from 24 locations in key Florida markets with significant presence in Broward and Sarasota counties.

Shore Premier Finance – On June 30, 2018, the Company, completed the acquisition of Shore Premier Finance (“SPF”), a division of Union Bank & Trust of Richmond, Virginia, the bank subsidiary of Union Bankshares Corporation. The Company paid a purchase price of approximately $377.4 million in cash, subject to certain post-closing adjustments, and 1,250,000 shares of HBI common stock valued at approximately $28.2 million at the time of the acquisition. SPF provides direct consumer financing for United States Coast Guard (“USCG”) registered high-end sail and power boats. Additionally, SPF provides inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.

Including the purchase accounting adjustments, as of acquisition date, SPF had approximately $377.0 million in total assets, including $376.2 million in total loans, which resulted in goodwill of $30.5 million being recorded.

This portfolio of loans is now housed in a division of Centennial Bank known as Shore Premier Finance. The SPF division of Centennial Bank is responsible for servicing the acquired loan portfolio and originating new loan production. In connection with this acquisition, Centennial Bank has opened a new loan production office in Chesapeake, Virginia. Through the SPF division, Centennial Bank is working to build out a lending platform focusing on commercial and consumer marine loans.

For an additional discussion regarding the acquisition of SPF, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. For an additional discussion regarding the acquisitions of BOC, GHI and Stonegate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. For an additional discussion regarding the acquisitions of Doral Florida, the pool of national commercial real estate loans and FBBI, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. For an additional discussion regarding the acquisitions of Traditions and Broward, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Our Management Team

The following table sets forth, as of December 31, 2018, information concerning the individuals who are our executive officers.

Name	Age	Positions Held with Home BancShares, Inc.	Positions Held with Centennial Bank

John W. Allison	72	Chairman of the Board	Chairman of the Board

C. Randall Sims	64	Chief Executive Officer, President and Director	Director

Brian S. Davis	53	Chief Financial Officer, Treasurer and Director	Chief Financial Officer, Treasurer and Director

Jennifer C. Floyd	44	Chief Accounting Officer	Chief Accounting Officer

Kevin D. Hester	55	Chief Lending Officer	Chief Lending Officer and Director

J. Stephen Tipton	37	Chief Operating Officer	Chief Operating Officer

Tracy M. French	57	Executive Officer, Director	Chief Executive Officer, President and Director

Donna J. Townsell	48	Senior Executive Vice President, Director of Investor Relations and Director	Senior Executive Vice President and Director

Russell D. Carter, III	43	Executive Officer	Regional President

Our Growth Strategy

Our goals are to achieve growth in earnings per share and to create and build stockholder value. Our growth strategy entails the following:

•

Strategic acquisitions – Strategic acquisitions (both FDIC-assisted and non-FDIC-assisted) have been a significant component of our historical growth strategy, and we believe properly priced bank acquisitions can continue to be a large part of our growth strategy. We anticipate that our principal acquisition focus will continue to be to expand our presence in Arkansas, Florida and Alabama and into other contiguous markets, although we may seek to expand into other areas if attractive financial opportunities in other market areas arise. We will continue to evaluate potential bank acquisition opportunities to determine whether they are in the best interests of our Company. Our goals in making these decisions are to maximize the return to our shareholders and to enhance our franchise.

•

Organic growth – We believe our current branch network provides us with the capacity to grow within our existing market areas. We also believe we are well positioned to attract new business and additional experienced personnel as a result of ongoing changes in our competitive markets. We believe the markets we entered into as a result of historical acquisitions provide us opportunities for organic growth as we now have a presence in several large markets where our market share has not previously been significant. Additionally, through our Centennial CFG franchise, we are continuing to build out a national lending platform that focuses on commercial real estate plus commercial and industrial loans. As opportunities arise, we will evaluate new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During 2018, two de novo branch locations were opened in Jonesboro and Russellville, Arkansas. During 2018, we also opened a loan production office in Dallas, Texas under the management of Centennial CFG. We will continue to evaluate de novo opportunities during 2019 and make decisions on a case-by-case basis in the best interest of the shareholders. Overall, we expect the organic loan growth we experienced during the last two years to continue in all of our markets as the economic environment has improved.

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

•

Continue to improve profitability – We will continue to strive to improve our profitability and achieve high performance ratios as we continue to utilize the available capacity of branches and employees. As we work out problem loans in our special assets department, we plan to emphasize business development and relationship enhancement in lending and retail areas in our newly acquired markets. Our efficiency ratio has improved from 62.68% for the year ended 2008 to 38.48% for the year ended 2018. The efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax-equivalent basis and non-interest income. Our efficiency ratio, as adjusted, has improved from 59.4% for the year ended 2008 to 37.7% for the year ended 2018. The efficiency ratio, as adjusted, is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding certain adjustments such as merger expenses and/or gain and losses. These improvements in operating efficiency are being driven by, among other factors, increasing revenue from organic loan growth, improving our cost savings from the acquisitions, implementing our efficiency study initiatives, streamlining the processes in our lending and retail operations and improving our purchasing power.

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

Our Market Areas

As of December 31, 2018, we conducted business principally through 77 branches in Arkansas, 76 branches in Florida, five branches in Alabama and one branch in New York City. Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have opportunities for deposit market share growth. As of December 31, 2018, we also operate loan production offices in Los Angeles, California and Dallas, Texas through our Centennial CFG division and in Chesapeake, Virginia through our SPF division.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses as well as to consumers for a variety of purposes.

Our loan portfolio as of December 31, 2018, was comprised as follows:

	Total Loans Receivable	Percentage of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,806,684	43.4%
Construction/land development	1,546,035	14.0
Agricultural	76,433	0.7
Residential real estate loans
Residential 1-4 family	1,975,586	17.8
Multifamily residential	560,475	5.1

Total real estate	8,965,213	81.0
Consumer	443,105	4.0
Commercial and industrial	1,476,331	13.3
Agricultural	48,562	0.4
Other	138,668	1.3

Total	$11,071,879	100.0%

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

Real Estate – Residential. Our residential mortgage loan program primarily originates loans to individuals for the purchase of residential property. We generally do not retain long-term, fixed-rate residential real estate loans in our portfolio due to interest rate and collateral risks. Residential mortgage loans to individuals retained in our loan portfolio primarily consisted of approximately 30.2% owner occupied 1-4 family properties and approximately 58.7% non-owner occupied 1-4 family properties (rental) as of December 31, 2018 with the remaining 11.1% relating to condos and mobile homes. The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. Often, a secondary source of repayment will include the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.

Consumer. While our focus is on service to small and medium-sized businesses, we also make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans originated by our bank, the primary portion of which consists of loans to finance USCG registered high-end sail and power boats as a result of our acquisition of SPF on June 30, 2018. The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics. When secured, we may independently assess the value of the collateral using a third-party valuation source.

Commercial and Industrial. Our commercial and industrial loan portfolio primarily consisted of 52.1% inventory/accounts receivable financing, 12.0% equipment/vehicle financing and 35.9% other, including letters of credit at less than 1%, as of December 31, 2018. This category includes loans to smaller business ventures, credit lines for working capital and short-term inventory financing, for example. These loans are typically secured by the assets of the business and are supplemented by personal guaranties of the principals and often mortgages on the principals’ primary residences. The primary source of repayment may be conversion of the assets into cash flow, as in inventory and accounts receivable, or may be cash flow generated by operations, as in equipment/vehicle financing. Assessing the value of inventory can involve many factors including, but not limited to, type, age, condition, level of conversion and marketability, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of accounts receivable can involve many factors including, but not limited to, concentration, aging, and industry, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of equipment/vehicles may involve a third-party valuation source, where applicable.

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

Lending Policies. We have established common loan documentation procedures and policies, based on the type of loan, for our bank subsidiary. The board of directors periodically reviews these policies for validity. In addition, it has been and will continue to be our practice to attempt to independently verify information provided by our borrowers, including assets and income. We have not made loans similar to those commonly referred to as “no doc” or “stated income” loans. We focus on the primary and secondary methods of repayment, and prepare global cash flows where appropriate. There are legal restrictions on the dollar amount of loans available for each lending relationship. The Arkansas Banking Code provides that no loan relationship may exceed 20% of a bank’s risk-based capital, and we are in compliance with this restriction. In addition, we are not dependent upon any single lending relationship for an amount exceeding 10% of our revenues. As of December 31, 2018, the maximum amount outstanding to a single borrower was $172.7 million. As a community lender, we believe from time to time it is in our best interest to agree to modifications or restructurings. These modifications/restructurings can take the form of a reduction in interest rate, a move to interest-only from principal and interest payments, or a lengthening in the amortization period or any combination thereof. Occasionally, we will modify/restructure a single loan by splitting it into two loans following the interagency guidance involving the workout of commercial real estate loans. The loan representing the portion that is supported by the current cash flow of the borrower or project will remain on our books, while the new loan representing the portion that cannot be serviced by the current cash flow is charged-off. Furthermore, we may make an additional loan or loans to a borrower or related interest of a borrower who is past due more than 90 days. These circumstances will be very limited in nature, and when approved by the appropriate lending authority, will likely involve obtaining additional collateral that will improve the collectability of the overall relationship. It is our belief that judicious usage of these tools can improve the quality of our loan portfolio by providing our borrowers an improved probability of survival during difficult economic times.

Loan Approval Procedures. Our bank subsidiary has supplemented our common loan policies to establish its loan approval procedures as follows:

•

Individual Authorities. The board of directors of Centennial Bank establishes the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The approval authority for individual loan officers ranges from $10,000 to $2.5 million for secured loans and from $1,000 to $100,000 for unsecured loans.

•

Officers’ Loan Committees. Our bank subsidiary also gives its Officers’ Loan Committees loan approval authority. Credits in excess of individual loan limits are submitted to the region’s Officers’ Loan Committee. The Officers’ Loan Committee consists of members of the senior management team of that region and is chaired by that region’s chief lending officer. The regional Officers’ Loan Committees have approval authority of up to $2.0 million secured on all loans and $100,000 unsecured on loan renewals.

•

Directors’ Loan Committee. Our bank subsidiary has Directors’ Loan Committees (“DLCs”) throughout our market areas consisting of outside directors and senior lenders of the respective market areas. Generally, each DLC requires a majority of outside directors be present to establish a quorum. Generally, this committee is chaired either by the Division Chief Lending Officer or the Regional President. The regional DLCs have approval authority up to $6.0 million secured and $3.0 million unsecured.

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

Currently, our board of directors has established an in-house consolidated lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman and our director Richard H. Ashley. We have 106 separate relationships that exceed this in-house limit.

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

Competition

As of December 31, 2018, we conducted business through 159 branches in our primary market areas of Pulaski, Faulkner, Craighead, Lonoke, Pope, Washington, White, Benton, Greene, Sebastian, Cleburne, Independence, Stone, Baxter, Clay, Conway, Crawford, Johnson, Saline, Sharp and Yell counties in Arkansas; Broward, Monroe, Hillsborough, Leon, Sarasota, Bay, Franklin, Palm Beach, Gulf, Charlotte, Collier, Escambia, Orange, Osceola, Pasco, Pinellas, Polk, Walton, Miami-Dade, Lee, Calhoun, Gadsden, Hernando, Liberty, Okaloosa, Santa Rosa, Seminole, Wakulla and Manatee counties in Florida; Baldwin County in Alabama; and New York County in New York. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in these respective states, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.

Employees

On December 31, 2018, we had 1,815 full-time equivalent employees. Except for any additional employees acquired in future acquisitions, we expect that our 2019 staffing levels will be slightly higher than those at year end 2018 to meet increased regulatory requirements resulting from exceeding $10 billion in assets. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

Financial Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of financial institutions and their holding companies. The Dodd-Frank Act contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. Some of these provisions are described in more detail below. Many provisions of the Dodd-Frank Act have delayed effective dates, and the legislation requires various federal agencies to adopt a broad range of new rules and regulations, some of which have not yet been issued in final form. In addition, we and our bank subsidiary became subject to certain Dodd-Frank Act provisions for the first time in 2018 as our bank subsidiary’s total assets exceeded $10 billion. We expect our operating and compliance costs to continue to increase as a result of the Dodd-Frank Act and implementing its regulations.

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

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as approximately $2 million for each day the activity continues.

Annual Reporting; Examinations. We are required to file annual reports with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries and charge the company for the cost of such examination.

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies having $500 million or more in assets on a consolidated basis. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines in effect as of December 31, 2018 require a minimum total risk-based capital ratio of 8.0% (of which at least 6.0% is required to consist of Tier 1 capital elements) and a total risk-based capital ratio of at least 10% (of which at least 8.0% is required to consist of Tier 1 capital elements) to be “well-capitalized.” Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2018, our Tier 1 risk-based capital ratio was 11.93% and our total risk-based capital ratio was 15.31%. Thus, as of December 31, 2018, we are considered well-capitalized for regulatory purposes.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. Well-capitalized is a leverage ratio in excess of 5%. As of December 31, 2018, our leverage ratio was 10.36%.

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

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more and savings and loan holding companies (collectively, “banking organizations”). Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets) and assigns higher risk weightings (150%) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. As of December 31, 2018, the Company’s common equity Tier 1 capital ratio was 11.34%.

The final rule permanently grandfathers trust preferred securities and other non-qualifying capital instruments that were issued and outstanding as of May 19, 2010 in the Tier 1 capital of bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. The rule phases out of Tier 1 capital these non-qualifying capital instruments issued before May 19, 2010 by all other bank holding companies. Because our total consolidated assets were less than $15 billion as of December 31, 2009, our outstanding trust preferred securities continue to be treated as Tier 1 capital. However, now that we have exceeded $15 billion in assets, if we acquire another financial institution in the future, then the Tier 1 treatment of our outstanding trust preferred securities will be phased out, but those securities will still be treated as Tier 2 capital.

The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% of common equity Tier 1 capital to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Company and our bank subsidiary on January 1, 2015. The capital conservation buffer requirement began being phased in on January 1, 2016, and the full capital conservation buffer requirement became effective January 1, 2019. As of January 1, 2016, the required capital conservation buffer was 0.625% of common equity Tier 1 capital to risk-weighted assets. The required capital conservation buffer increased to 1.25% as of January 1, 2017, 1.875% effective January 1, 2018 and 2.5% effective January 1, 2019. As of December 31, 2018, our capital conservation buffer was 5.93%.

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

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) was signed into law, making certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulations. Among other things, the law raises the asset thresholds for Dodd-Frank Act company-run stress testing, liquidity coverage and living will requirements for bank holding companies to $250 billion, subject to the ability of the Fed to apply such requirements to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns. On July 6, 2018, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) issued a joint interagency statement regarding the impact of the EGRRCPA. As a result of this statement and the EGRRCPA, we and our bank subsidiary are no longer subject to Dodd-Frank Act stress testing requirements and were not required to undergo stress testing in 2018. Notwithstanding these amendments to the stress testing requirements, the federal banking agencies indicated

through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. We will continue to monitor our capital consistent with the safety and soundness expectations of the federal regulators.

Risk Management. Regulation YY requires publicly-traded bank holding companies with $10 billion or more in total assets to establish a risk committee responsible for oversight of enterprise-wide risk management practices. The committee must be chaired by an independent director and include at least one risk management expert with experience in managing risk exposures of large, complex firms. As a result of our total assets exceeding $10 billion, we established a risk committee meeting these requirements. However, effective May 2018, the recently enacted EGRRCPA increased the asset threshold for mandatory risk committees from $10 billion to $50 billion in total assets. While we are no longer required to maintain a risk committee, we currently continue to utilize our risk committee to oversee our enterprise-wide risk management practices.

Regulation YY also requires us, as a publicly-traded bank holding company with $10 billion or more in total consolidated assets, to have a global risk management framework commensurate with their structure, risk profile, complexity, activities, and size. The risk management framework must include risk management policies and procedures, as well as processes and controls to implement them. Accordingly, we have adopted a compliant risk management framework.

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

Subsidiary Bank

General. Our bank subsidiary, Centennial Bank, is chartered as an Arkansas state bank and is a member of the Federal Reserve System, making it primarily subject to regulation and supervision by both the Federal Reserve Board and the Arkansas State Bank Department. In addition, our bank subsidiary is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that they may charge, and limitations on the types of investments they may make and on the types of services they may offer. Various consumer laws and regulations also affect the operations of our bank subsidiary. Further, because our bank subsidiary had total assets of over $10 billion as of December 31, 2018, it is subject to supervision and regulation by the CFPB, which is responsible for implementing, examining and enforcing compliance with federal consumer protection laws.

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

In 2011, the FDIC approved a final rule implementing changes to the deposit insurance assessment system, as authorized by the Dodd-Frank Act, which, among other things, changed the assessment base for insured depository institutions from adjusted domestic deposits to the institution’s average consolidated total assets during an assessment period less average tangible equity capital (Tier 1 capital) during that period. The rule revised the assessment rate schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest institutions. The rule also suspended indefinitely the requirement of the FDIC to pay dividends from the DIF when it reaches 1.5% of insured deposits. In lieu of the dividends, the FDIC adopted progressively lower assessment rate schedules when the reserve ratio exceeds 1.15%, 2.0% and 2.5%, respectively. In addition, a final rule issued by the FDIC in March 2016 required insured institutions with an assessment base (total assets less tangible capital) of over $10 billion to pay surcharge insurance assessments at an annual rate of 4.5 basis points of their assessment base, starting the quarter after the DRR surpassed 1.15% and ending when the DRR reached 1.35%. The 4.5 basis point surcharge will be assessed against each covered institution’s assessment base, less $10 billion.

The DRR exceeded 1.15% as of June 30, 2016. As a result, the base deposit insurance rates now range from (i) 1.5 to 30 basis points of an institution’s assessment base for small banks and (ii) 1.5 to 40 basis points for institutions with an assessment base of over $10 billion, which are also now subject to the 4.5 basis point surcharge. The surcharge continued through October 1, 2018, when the reserve ratio exceeded 1.35%.

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

Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but banks that are not well-capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. The EGRRCPA enacted in May 2018 provides that most reciprocal deposits are no longer treated as brokered deposits.

Federal Home Loan Bank (“FHLB”) System. The Federal Home Loan Bank system, of which our bank subsidiary is a member, consists of regional FHLBs governed and regulated by the Federal Housing Finance Agency, or FHFA. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

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

Federal Reserve System. Federal Reserve regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $16.0 million and $122.3 million (subject to adjustment by the Federal Reserve) plus a reserve of 10% (subject to adjustment by the Federal Reserve between 8% and 14%) against that portion of total transaction accounts in excess of $122.3 million. The first $16.0 million of otherwise reservable balances (subject to adjustment by the Federal Reserve) is exempt from the reserve requirements. Our bank subsidiary is in compliance with the foregoing requirements.

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

Consumer Financial Protection. Our bank subsidiary is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the bank’s ability to raise interest rates and subject the bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which our bank subsidiary operates and civil money penalties. Failure to comply with consumer protection requirements may also result in our bank subsidiary’s failure to obtain any required bank regulatory approval for merger or acquisition transactions the bank may wish to pursue or its prohibition from engaging in such transactions even if approval is not required.

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

Loans to One Borrower. Our bank subsidiary generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2018, our bank subsidiary was in compliance with the loans-to-one-borrower limitations.

Prohibitions Against Tying Arrangements. Under Regulation Y, our bank subsidiary is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

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

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve Board adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to our bank subsidiary and other card-issuing banks for processing electronic payment transactions. Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. A debit card issuer may also recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. In addition, the Federal Reserve has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. We exceeded $10 billion in assets during the first quarter of 2017 and became subject to the Durbin Amendment to the Dodd-Frank Act interchange fee restrictions beginning in the third quarter of 2018. The Durbin Amendment negatively impacted debit card and ATM fees beginning in the second half of 2018. During the third and fourth quarters of 2018, we collected $6.6 million in debit card interchange fees, which was approximately $5.3 million lower from debit interchange fees of $11.9 million collected during the third and fourth quarter of 2017.

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

We are also subject to various regulatory guidance as updated from time to time and implemented by the Federal Financial Institutions Examinations Council (the “FFIEC”), an interagency body of the FDIC, the OCC, the Federal Reserve, the National Credit Union Administration and various state regulatory authorities. The FFIEC has provided guidance in areas such as data privacy, disaster recovery, information security, and third-party vendor management to identify potential risks related to our services that could adversely affect our customers. In addition, lawmakers, regulators and the public are increasingly focused on the use of personal information and efforts to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop, and we expect regulation in these areas to continue to increase.

Anti-Terrorism and Anti-Money Laundering Legislation. Our bank subsidiary is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), the Bank Secrecy Act (“BSA”) and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships intended to guard against money laundering, terrorism financing and transactions with designated foreign countries, nationals and others on whom the United States has imposed economic sanctions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

As part of our bank subsidiary’s anti-money laundering (“AML”) program, we are required to designate a BSA officer, maintain a BSA/AML training program, maintain internal controls to effectuate the BSA/AML program, implement independent testing of the BSA/AML program, and as of February 1, 2019, comply with the Financial Crimes Enforcement Network’s new “Customer Due Diligence for Financial Institutions Rule” (the “CDD Rule”). The CDD Rule adds a new requirement for our bank subsidiary to identify and verify the identity of natural persons (“beneficial owners”) of legal entity customers who own, control and profit from companies when those companies open accounts. The CDD Rule requires covered financial institutions to establish and maintain written policies and procedures that are reasonably designed to (1) identify and verify the identity of customers; (2) identify and verify the identity of the beneficial owners of companies opening accounts; (3) understand the nature and purpose of customer relationships to develop customer risk profiles; and (4) conduct ongoing monitoring to identify and report suspicious transactions and, on a risk basis, to maintain and update customer information. With respect to the new requirement to obtain beneficial ownership information, financial institutions will have to identify and verify the identity of any individuals who own 25 percent or more of a legal entity, and an individual who controls the legal entity.

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

In May 2016, the Federal Reserve, other federal banking agencies and the SEC jointly published a revised version of proposed rulemaking initially issued in April 2011 designed to implement the provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as the Company and our bank subsidiary. The proposed joint compensation regulations would require compensation practices consistent with the three principles discussed above. As of February 1, 2019, these regulations have not been finalized. Unless and until a final rule is adopted, we cannot fully determine whether compliance with such a rule will adversely affect the Company’s or our bank subsidiary’s ability to hire, retain and motivate our key employees.

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

While Congress and President Trump have recently enacted legislation designed to reduce certain regulatory burdens on community and regional financial institutions resulting from the Dodd-Frank Act, we cannot assure that future legislation will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business. Certain provisions of the Dodd-Frank Act and regulations promulgated under the act may continue to be implemented, and there could be additional new federal or state laws, regulations and policies regarding lending and funding practices and liquidity standards. Additionally, financial institution regulatory agencies have intensified their response to concerns and trends identified in examinations, including through the issuance of formal enforcement actions. Negative developments in the financial services industry or other new legislation or regulations could adversely impact our operations and our financial performance by subjecting us to additional costs, restricting our business operations, including our ability to originate or sell loans, and/or increasing the ability of non-banks to offer competing financial services.

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

We are subject to heightened regulatory requirements as our total assets exceed $10 billion.

Because our total assets exceeded $10 billion for the first time during 2017, we and our bank subsidiary became subject to increased regulatory requirements in 2018. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Previously, our bank subsidiary has been subject to regulations adopted by the CFPB, but the Federal Reserve was primarily responsible for examining our bank subsidiary’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is some uncertainty as to how the CFPB’s examination and regulatory authority might impact our business. Further, the possibility of future changes in the authority of the CFPB by Congress or the Trump Administration is uncertain, and we cannot ascertain the impact, if any, changes to the CFPB may have on our business.

With respect to deposit-taking activities, banks with assets in excess of $10 billion are subject to two changes. First, these institutions are subject to a deposit assessment based on a new scorecard issued by the FDIC. This scorecard considers, among other things, the bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits, among other things. Depending on the results of the bank’s performance under that scorecard, the total base assessment rate is between 1.5 to 40 basis points. Any increase in our bank subsidiary’s deposit insurance assessments may result in an increased expense related to our use of deposits as a funding source. Additionally, banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, as of July 1, 2018, our bank subsidiary is now limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by our bank subsidiary to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. This reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. During the third and fourth quarters of 2018, we collected $6.6 million in debit card interchange fees, which was approximately $5.3 million lower from debit interchange fees of $11.9 million collected during the third and fourth quarter of 2017.

In anticipation of becoming subject to the heightened regulatory requirements, we hired additional compliance personnel and implemented structural initiatives to address these requirements. While some of these requirements, such as annual stress testing, were eliminated by the reforms enacted in May 2018, compliance with the remaining requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Our regulators may also consider our compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.

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

Although economic conditions nationally and locally in our market areas have improved in recent years and were generally strong during 2018, we cannot be certain that the recent favorable economic conditions will continue. Certain economic indicators, such as real estate asset values, rents and unemployment, may vary between geographic markets and may lag behind the overall economy. These economic indicators typically affect certain industries, such as real estate and financial services, more significantly than other economic sectors. If the positive movement in these economic indicators in our market areas subsides or conditions once again worsen, the adverse effects of an economic downturn on us, our customers and the other financial institutions in our market may result in increased foreclosures, delinquencies and customer bankruptcies as well as more restricted access to funds. Any such negative events may have an adverse effect on our business, financial condition, results of operations and stock price.

Our FDIC insurance premiums and assessments could increase and result in higher noninterest expense.

Our bank subsidiary’s deposits are insured by the FDIC up to legal limits, and accordingly, we are subject to FDIC deposit insurance assessments. As our bank subsidiary has exceeded $10 billion in assets, the method for calculating its FDIC assessments has changed and our FDIC assessments have increased as a result. See “Item 1. Business—Supervision and Regulation—Deposit Insurance and Assessments.” In addition, the FDIC increased the deposit insurance fund’s target reserve ratio to 2.0% of insured deposits following the Dodd-Frank Act’s elimination of the 1.5% cap on the insurance fund’s reserve ratio and put in place a restoration plan to restore the deposit insurance fund to its 1.35% minimum reserve ratio mandated by the Dodd-Frank Act by September 30, 2020. In March 2016, the FDIC approved a final rule to meet this requirement by 2018. To meet the minimum reserve ratio by 2018, during the third calendar quarter of 2016 the FDIC began assessing banks with consolidated assets of more than $10.0 billion a surcharge assessment of 0.045%. The surcharge continued through October 1, 2018, when the reserve ratio first reached 1.35%.

We are generally unable to control the amount and timetable for payment of premiums that we are required to pay for FDIC insurance. There is no guarantee that our assessment rate will not increase in the future. Additionally, if there is another increase in bank or financial institution failures or there is a future need to further strengthen the DIF reserve ratio, the FDIC may further revise the assessment rates or the risk-based assessment system. Such changes may require us to pay higher FDIC premiums than our current levels, or the FDIC may charge additional special assessments, either of which would increase our noninterest expense.

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

As of December 31, 2018, our one-year ratio of interest-rate-sensitive assets to interest-rate-sensitive liabilities was 102.4% and our cumulative repricing gap position was 1.2% of total earning assets, resulting in a limited impact on earnings for various interest rate change scenarios. Floating rate loans made up 48.3% of our $11.07 billion total loan portfolio. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. In addition, 56.0% of our loans receivable and 81.2% of our time deposits at December 31, 2018, were scheduled to reprice within 12 months and our other rate sensitive asset and rate sensitive liabilities composition is subject to change. As a result, our interest rate sensitivity profile was asset sensitive as of December 31, 2018, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates. Significant composition changes in our rate sensitive assets or liabilities could result in a more unbalanced position and interest rate changes would have more of an impact on our earnings.

Our results of operations are also affected by the monetary policies of the Federal Reserve Board. Actions by the Federal Reserve Board involving monetary policies could have an adverse effect on our deposit levels, loan demand or business and earnings.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Risks Related to Our Business

Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which would materially and adversely affect us.

Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We endeavor to maintain an allowance for loan losses that we consider adequate to absorb future losses that may occur in our loan portfolio. As of December 31, 2018, our allowance for loan losses was approximately $108.8 million, or 0.98% of our total loans. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.

If our assumptions are incorrect, our current allowance may be insufficient to absorb future loan losses, and increased loan loss reserves may be needed to respond to different economic conditions or adverse developments in our loan portfolio. When there is an economic downturn, it is more difficult for us to estimate the losses that we will experience in our loan portfolio. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs could have a negative effect on our operating results.

Our high concentration of real estate loans and especially commercial real estate loans exposes us to increased lending risk.

As of December 31, 2018, 81.0% of our total loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes commercial real estate loans (excluding construction/land development) of $4.88 billion, or 44.1% of total loans, construction/land development loans of $1.55 billion, or 14.0% of total loans, and residential real estate loans of $2.54 billion, or 22.9% of total loans. This high concentration of real estate loans could subject us to increased credit risk in the event of a decrease in real estate values in our markets, a real estate recession or a natural disaster. Also, in any such event, our ability to recover on defaulted loans by foreclosing and selling real estate collateral would be diminished, and we would be more likely to suffer losses on defaulted loans.

In addition to the risks associated with the high concentration of real estate-secured loans, the commercial real estate and construction/land development loans, which comprised 58.1% of our total loan portfolio as of December 31, 2018, expose us to a greater risk of loss than our residential real estate loans, which comprised 22.9% of our total loan portfolio as of December 31, 2018. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.

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

If a decline in economic conditions or other issues cause difficulties for our borrowers of these types of loans, if we fail to evaluate the credit of these loans accurately when we underwrite them or if we do not continue to adequately monitor the performance of these loans, our lending portfolio could experience delinquencies, defaults and credit losses that could have a material adverse effect on our business, financial condition or results of operations.

Our geographic concentration of banking activities and loan portfolio makes us more vulnerable to adverse conditions in our local markets.

Our bank subsidiary operates through branch locations in Arkansas, Florida, Alabama and New York City and loan production offices in Los Angeles, California, Chesapeake, Virginia and Dallas, Texas. However, approximately 88.9% of our total loans and 91.2% of our real estate loans as of December 31, 2018, are to borrowers whose collateral is located in Arkansas, Florida, Alabama and New York, the states in which the Company has its branch locations. An adverse development with respect to the market conditions of any of these specific market areas or a decrease in real estate values in those market areas could expose us to a greater risk of loss than a portfolio that is spread among a larger geographic base.

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

As of December 31, 2018, loans in the Florida market totaled $5.15 billion, or 46.5% of our loans receivable. Of the Florida loans, approximately 88.6% were secured by real estate. In prior years, the difficult local economic conditions have adversely affected the values of our real estate collateral in Florida, and they could do so again if the markets were to once again deteriorate in the future. The real estate collateral in each case provides an alternate source of repayment on our loans in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Because we have a concentration of exposure to a number of individual borrowers, a significant loss on any of those loans could materially and adversely affect us.

We have a concentration of exposure to a number of individual borrowers. Under applicable law, our bank subsidiary is generally permitted to make loans to one borrowing relationship up to 20% of its Tier 1 capital plus the allowance for loan losses. As of December 31, 2018, the legal lending limit of our bank subsidiary for secured loans was approximately $352.7 million. Our board of directors has established an in-house lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman, John W. Allison, and our director Richard H. Ashley. As of December 31, 2018, we had a total of $4.35 billion, or 39.3% of our total loans, committed to the aggregate group of borrowers whose total debt exceeds the established in-house lending limit of $20.0 million.

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures.

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits, and we have a base of lower cost transaction deposits. Generally, we believe local deposits are a more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders. In addition, local deposits reflect a mix of transaction and time deposits, whereas brokered deposits typically are less stable time deposits, which may need to be replaced with higher cost funds. Our costs of funds and our profitability and liquidity are likely to be adversely affected if and to the extent we must rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.

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

As of December 31, 2018, we owned $1.98 billion of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition or results of operations.

Our recent results do not indicate our future results and may not provide guidance to assess the risk of an investment in our common stock.

We are unlikely to sustain our historical rate of growth and may not even be able to expand our business at all. Further, our recent growth may distort some of our historical financial ratios and statistics. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we are not able to successfully grow our business, our financial condition and results of operations could be adversely affected.

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

Our growth and expansion strategy may not be successful, and our market value and profitability may suffer.

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

In addition to the acquisition of existing financial institutions, as opportunities arise, we may grow through de novo branching. De novo branching, and any acquisition carry with them numerous risks, including the following:

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

If we acquire additional banks in the future, there may be undiscovered risks or losses associated with such acquisitions which would have a negative impact upon our future income.

Our growth strategy includes strategic acquisitions of banks. We have acquired 22 banks since we started our first subsidiary bank in 1999, including a total of 17 banks since 2010. We will continue to consider future strategic acquisitions, with a primary focus on Arkansas, Florida, South Alabama and other nearby markets. In most cases, our acquisition of a bank includes the acquisition of all or a substantial portion of the target bank’s assets and liabilities, including all or a substantial portion of its loan portfolio. There may be instances when we, under our normal operating procedures, may find after the acquisition that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of the target bank, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below our standards, or our determination of the fair value of any such loan may be inadequate. One or more of these factors might cause us to have additional losses or liabilities, additional loan charge-offs, or increases in allowances for loan losses, which would have a negative impact upon our financial condition and results of operations.

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

If the goodwill that we record in connection with a business acquisition becomes impaired, it could require charges to earnings.

When we acquire a business, a portion of the purchase price of the acquisition is generally allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2018, our goodwill and other identifiable intangible assets were $1.00 billion. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired. Our annual goodwill impairment evaluation performed during the fourth quarter of 2018 indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

Any future acquisitions may cause us to modify our disclosure controls and procedures, which may not result in the material information that we are required to disclose in our SEC reports being recorded, processed, summarized, and reported timely.

Our management is responsible for establishing and maintaining effective disclosure controls and procedures that are designed to cause the material information that we are required to disclose in reports that we file or submit under the Exchange Act to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the SEC’s rules and forms. As a result of an acquisition, we may implement changes to processes, information technology systems and other components of internal control over financial reporting as part of our integration activities. Notwithstanding any changes to our disclosure controls and procedures resulting from our evaluation of the same after the acquisition, our control systems, no matter how well designed and operated, may not result in the material information that we are required to disclose in our SEC reports being recorded, processed, summarized, and reported within required time periods. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. If, as a result of an acquisition or otherwise, we are unable to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, investors and customers may lose confidence in the accuracy and completeness of our financial reports, we may suffer adverse regulatory consequences or violate listing standards, and the market price of our common stock could decline.

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

A failure in or breach of our operational or security systems, or those of our third-party service providers, including as a result of cyber-attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

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

The total impact of Hurricane Michael on our financial condition and results of operations may not be known for some time and may negatively impact our future earnings.

Hurricane Michael caused significant property damage in our Florida Panhandle market areas, and resulted in widespread disruptions in power, transportation and the local economies of these areas, as well as less extensive damage in other parts of the state of Florida. A substantial amount of our loans are secured by real estate located in the market areas affected by this powerful storm. On most collateral dependent loans, our exposure is limited due to the existence of flood and property insurance. We monitor our borrower’s insurance coverage on a regular basis and force place insurance, as necessary.

We are continuing to evaluate Hurricane Michael’s impact on our customers and our business, including our properties, assets and loan portfolios. However, we expect to continue to experience increased loan delinquencies and loan restructurings as a result of the storm as customers continue recovery and clean-up efforts. Based on our initial assessments of the potential credit impact and damage, management performed an analysis on the loans with collateral in the impacted counties in the Florida Panhandle and determined a $20.4 million storm-related provision was necessary. This was charged against a portion of the remaining balance of $33.4 million accrual we recorded in 2017 for anticipated losses due to Hurricane Irma. In addition, in order to assist our customers during this crisis, we offered customers located in the disaster area a 90-day deferment on outstanding loans. During the fourth quarter of 2018, customers with loan balances totaling approximately $63.3 million accepted the 90-day deferment. As of December 31, 2018, loan balances totaling approximately $63.3 million remained on the 90-day deferment.

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

As illustrated by the impact of Hurricanes Irma and Michael, our markets in Alabama and Florida, like other coastal areas, are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or other weather events will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties or other collateral securing our loans and an increase in the delinquencies, foreclosures and loan losses. Our business or results of operations may be adversely affected by these and other negative effects of hurricanes or other significant weather events.

We may incur environmental liabilities with respect to properties to which we take title.

A significant portion of our loan portfolio is secured by real property. In the course of our business, we may own or foreclose and take title to real estate and could become subject to environmental liabilities with respect to these properties. In addition, we acquire branches and real estate in connection with our acquisitions of banks. We may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. If we were to become subject to significant environmental liabilities, it could have a material adverse effect on our results of operations and financial condition.

Our operations could be interrupted if certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations.

We depend to a significant extent on relationships with third party service providers. Specifically, we utilize third-party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third-party service providers. If these third-party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our core banking, credit card and debit card services, in a timely manner if they were unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace them, it may be at higher cost to us, which could have a material adverse effect on our business, financial condition or results of operations. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition or results of operations.

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

Our banking relationships with the Cuban government and Banco Internacional de Comercia, S.A. (“BICSA”) may increase our compliance risk and compliance costs.

U.S. persons, including U.S. banks, are restricted in their ability to establish relationships and engage in transactions with Cuba and Cuban persons pursuant to the existing U.S. embargo and the Cuban Assets Control Regulations. However, as a result of our acquisition of Stonegate Bank in 2017, we maintain a customer relationship to handle the accounts for Cuba’s diplomatic missions at the United Nations and for the Cuban Interests Section (now the Cuban Embassy) in Washington, D.C. This relationship was established in May 2015 pursuant to a special license granted to Stonegate Bank by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) in connection with the reestablishment of diplomatic relations between the U.S. and Cuba. In July 2015, Stonegate Bank established a correspondent banking relationship with Banco Internacional de Comercio, S.A. (“BICSA”) in Havana, Cuba.

Cross-border correspondent banking relationships pose unique risks because they create situations in which a U.S. financial institution will be handling funds from a foreign financial institution whose customers may not be transparent to the U.S. financial institution. Moreover, Cuban financial institutions are not subject to the same or similar regulatory guidelines as U.S. banks; therefore, these foreign institutions may pose a higher money laundering risk to their respective U.S. bank correspondent(s). Investigations have determined that, in the past, foreign correspondent accounts have been used by drug traffickers and other criminal elements to launder funds. Shell companies are sometimes used in the layering process to hide the true ownership of accounts at foreign correspondent financial institutions. Because of the large amount of funds, multiple transactions, and the U.S. bank’s potential lack of familiarity with a foreign correspondent financial institution’s customer, criminals and terrorists can more easily conceal the source and use of illicit funds. Consequently, we may have a higher risk of noncompliance with the Bank Secrecy Act and Anti-Money Laundering (“BSA/AML”) rules due to our correspondent banking relationship with BICSA and will likely need to more closely monitor transactions related to correspondent accounts in Cuba, potentially resulting in increased compliance costs. Our failure to strictly adhere to the terms and requirements of our OFAC license or our failure to adequately manage our BSA/AML compliance risk in light of our correspondent banking relationship with BICSA could result in regulatory or other actions being taken against us, which could significantly increase our compliance costs and materially and adversely affect our results of operations.

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

As of December 31, 2018, we also have $73.3 million of outstanding subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our capital stock. If we elect to defer or if we default with respect to our obligations to make payments on these subordinated debentures, this would likely have a material adverse effect on the market value of our common stock.

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

The Company’s main office is located in a Company-owned 33,000 square foot building located at 719 Harkrider Street in downtown Conway, Arkansas. As of December 31, 2018, our bank subsidiary owned or leased a total of 78 branches located in Arkansas, 76 branches in Florida, five branches in South Alabama and one branch in New York City. The Company also owns or leases other buildings that provide space for operations, mortgage lending and other general purposes. We believe that our banking and other offices are in good condition and are suitable to our needs.

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol “HOMB.” As of February 21, 2019, there were approximately 1,456 stockholders of record of the Company’s common stock.

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

In connection with the Company’s acquisition of SPF, on June 30, 2018, the Company issued 1,250,000 shares of the Company’s common stock to Union Bank & Trust (“Union”) in partial consideration for the acquisition. The shares were issued to Union pursuant to Section 4(a)(2) of the Securities Act of 1933. There were no other unregistered sales of our securities during the period covered by this report.

During the three months ended December 31, 2018, the Company utilized a portion of its stock repurchase program most recently amended and approved by the Board of Directors on February 21, 2018. Additionally, on January 18, 2019, the Board of Directors of the Company authorized the repurchase of up to an additional 5,000,000 shares of the Company’s common stock under this repurchase program. The Company has received approval from the Federal Reserve Bank to repurchase up to $188.0 million of stock during the year ending December 31, 2019. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased		Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2018	1,175,731		$19.59	1,175,731		7,188,005
November 1 through November 31, 2018	50,000		18.84	50,000		7,138,005
December 1 through December 31, 2018	2,218,558	(1)	20.53	2,218,558	(1)	4,919,447

Total	3,444,289			3,444,289

(1)	Includes the repurchase from Union of the 1,250,000 shares issued in connection with the SPF acquisition for $23.13 per share, the value at which the shares were issued on June 30, 2018.

Performance Graph

Below is a graph which summarizes the cumulative return earned by the Company’s stockholders since December 31, 2013, compared with the cumulative total return on the Russell 2000 Index and SNL Bank and Thrift Index. This presentation assumes that the value of the investment in the Company’s common stock and each index was $100.00 on December 31, 2013 and that subsequent cash dividends were reinvested.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Home BancShares, Inc.	100.00	87.08	111.33	155.03	131.96	94.66
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
SNL Bank and Thrift Index	100.00	111.63	113.89	143.78	169.07	140.45

Item 6. SELECTED FINANCIAL DATA.

Summary Consolidated Financial Data

	As of or for the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars and shares in thousands, except per share data)
Income statement data:
Total interest income	$685,368	$520,251	$436,537	$377,436	$335,888
Total interest expense	124,355	64,346	30,579	21,724	18,870

Net interest income	561,013	455,905	405,958	355,712	317,018
Provision for loan losses	4,322	44,250	18,608	25,164	22,664

Net interest income after provision for loan losses	556,691	411,655	387,350	330,548	294,354
Non-interest income	102,832	99,636	87,051	65,498	44,762
Non-interest expense	264,003	240,208	191,755	177,555	161,943

Income before income taxes	395,520	271,083	282,646	218,491	177,173
Income tax expense	95,117	136,000	105,500	80,292	64,110

Net income	$300,403	$135,083	$177,146	$138,199	$113,063

Per share data:
Basic earnings per common share	$1.73	$0.90	$1.26	$1.01	$0.86
Diluted earnings per common share	1.73	0.89	1.26	1.01	0.85
Book value per common share	13.76	12.70	9.45	8.55	7.51
Tangible book value per common share (non-GAAP)(1)(2)	7.90	7.07	6.63	5.71	4.95
Dividends – common	0.4600	0.4000	0.3425	0.275	0.175
Average common shares outstanding	173,657	150,806	140,418	136,615	131,902
Average diluted shares outstanding	174,124	151,528	140,713	137,130	132,662
Performance ratios:
Return on average assets	2.06%	1.17%	1.85%	1.68%	1.63%
Return on average assets excluding intangible amortization (non-GAAP)(3)	2.25	1.26	1.95	1.79	1.75
Return on average common equity	13.17	8.23	14.08	12.77	12.34
Return on average tangible common equity excluding intangible amortization (non-GAAP)(1)(4)	23.62	12.92	20.82	19.37	19.80
Net interest margin(5)	4.42	4.51	4.81	4.98	5.37
Efficiency ratio	38.48	41.89	37.65	40.44	42.67
Efficiency ratio, as adjusted (non-GAAP)(6)	37.67	37.66	36.55	39.48	41.23
Asset quality:
Non-performing assets to total assets	0.51%	0.44%	0.81%	0.89%	1.18%
Non-performing loans to total loans	0.58	0.43	0.85	0.96	1.23
Allowance for loan losses to non-performing loans	169.35	246.70	126.74	109.00	88.65
Allowance for loans losses to total loans	0.98	1.07	1.08	1.04	1.09
Net charge-offs to average total loans	0.05	0.17	0.11	0.22	0.22

Summary Consolidated Financial Data – Continued
	As of or for the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars and shares in thousands, except per share data)
Balance sheet data (period end):
Total assets	$15,302,438	$14,449,760	$9,808,465	$9,289,122	$7,403,272
Investment securities – available-for-sale	1,785,862	1,663,517	1,072,920	1,206,580	1,067,287
Investment securities – held-to-maturity	192,776	224,756	284,176	309,042	356,790
Loans receivable	11,071,879	10,331,188	7,387,699	6,641,571	5,057,502
Allowance for loan losses	108,791	110,266	80,002	69,224	55,011
Intangible assets	1,001,304	977,300	396,294	399,426	346,348
Non-interest-bearing deposits	2,401,232	2,385,252	1,695,184	1,456,624	1,203,306
Total deposits	10,899,778	10,388,502	6,942,427	6,438,509	5,423,971
Subordinated debentures (trust preferred securities)	368,790	368,031	60,826	60,826	60,826
Stockholders’ equity	2,349,886	2,204,291	1,327,490	1,199,757	1,015,292
Capital ratios:
Common equity to assets	15.36%	15.25%	13.53%	12.92%	13.71%
Tangible common equity to tangible assets (non-GAAP)(1)(7)	9.43	9.11	9.89	9.00	9.48
Common equity Tier 1 capital	11.34	10.86	11.30	10.50	—
Tier 1 leverage ratio(8)	10.36	9.98	10.63	9.91	10.31
Tier 1 risk-based capital ratio	11.93	11.48	12.01	11.26	12.55
Total risk-based capital ratio	15.31	15.05	12.97	12.16	13.51
Dividend payout—common	26.59	44.69	27.15	27.19	20.49

(1)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis.
(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 25,” for the non-GAAP tabular reconciliation.
(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 26,” for the non-GAAP tabular reconciliation.
(4)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 27,” for the non-GAAP tabular reconciliation.
(5)	Fully taxable equivalent (assuming an income tax rate of 39.225% for 2014-2017 and 26.135% for 2018).
(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 29,” for the non-GAAP tabular reconciliation.
(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 28,” for the non-GAAP tabular reconciliation.
(8)	Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investment securities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2018, 2017 and 2016. This discussion should be read together with the “Summary Consolidated Financial Data,” our consolidated financial statements and the notes thereto, and other financial data included in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “Company”, “HBI”, “us”, “we” and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank (“Centennial”). As of December 31, 2018, we had, on a consolidated basis, total assets of $15.30 billion, loans receivable, net of $10.96 billion, total deposits of $10.90 billion, and stockholders’ equity of $2.35 billion.

We generate most of our revenue from interest on loans and investments, service charges, and mortgage banking income. Deposits and FHLB borrowed funds are our primary source of funding. Our largest expenses are interest on our funding sources, salaries and related employee benefits and occupancy and equipment. We measure our performance by calculating our net interest margin, return on average assets and return on average common equity. We also measure our performance by our efficiency ratio and efficiency ratio, as adjusted (non-GAAP). The efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio, as adjusted, is a meaningful non-GAAP measure for management, as it excludes certain items and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding certain items such as merger expenses, hurricane expenses and/or gains and losses.

Table 1: Key Financial Measures

	As of or for the Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Total assets	$15,302,438	$14,449,760	$9,808,465
Loans receivable	11,071,879	10,331,188	7,387,699
Allowance for loan losses	108,791	110,266	80,002
Total deposits	10,899,778	10,388,502	6,942,427
Total stockholders’ equity	2,349,886	2,204,291	1,327,490
Net income	300,403	135,083	177,146
Basic earnings per share	1.73	0.90	1.26
Diluted earnings per share	1.73	0.89	1.26
Book value per share	13.76	12.70	9.45
Tangible book value per share (non-GAAP)(1)	7.90	7.07	6.63
Net interest margin	4.42%	4.51%	4.81%
Efficiency ratio	38.48	41.89	37.65
Efficiency ratio, as adjusted (non-GAAP)(2)	37.67	37.66	36.55
Return on average assets	2.06	1.17	1.85
Return on average common equity	13.17	8.23	14.08

(1)	See table 25 for the non-GAAP tabular reconciliation.
(2)	See table 29 for the non-GAAP tabular reconciliation.

2018 Overview

Our net income increased $165.3 million, or 122.4%, to $300.4 million for the year ended December 31, 2018, from $135.1 million for the same period in 2017. On a diluted earnings per share basis, our earnings were $1.73 per share and $0.89 per share for the years ended December 31, 2018 and 2017, respectively, representing an increase of $0.84 per share or 94.4% for the year ended 2018 when compared to the previous year. Excluding the $470,000 of hurricane expense and the $6.0 million of merger expenses, 2018 annual after-tax earnings, as adjusted (non-GAAP), were $305.2 million, an increase of $100.4 million, or 49.0%, from 2017 annual after-tax earnings, as adjusted (non-GAAP), of $204.8 million (See Table 24 for the non-GAAP tabular reconciliation). The $100.4 million increase in earnings, as adjusted, includes $49.5 million from tax savings of the Tax Cuts and Jobs Act (“TCJA”). The remaining $50.9 million increase in net income is primarily associated with additional net income from the 2017 acquisitions, increased profitability of Centennial CFG and the acquisition of Shore Premier Finance.

Our net interest margin decreased from 4.51% for the year ended December 31, 2017 to 4.42% for the year ended December 31, 2018. The yield on loans was 5.95% and 5.71% for the years ended December 31, 2018 and 2017, respectively, as average loans increased from $8.40 billion to $10.62 billion. The increase in average loan balances is primarily due to the acquisitions we completed during 2017. For the year ended December 31, 2018 and 2017, we recognized $41.5 million and $35.7 million, respectively, in total net accretion for acquired loans and deposits. The rate on interest-bearing deposits increased from 0.54% for the year ended December 31, 2017, to 0.99% for the year ended December 31, 2018, with average balances of $6.27 billion and $8.06 billion, respectively.

Our efficiency ratio was 38.48% for the year ended December 31, 2018, compared to 41.89% for the same period in 2017. For year ended 2018, our efficiency ratio, as adjusted (non-GAAP), was 37.67%, which was comparable to the 37.66% reported for the year ended 2017 (See Table 29 for the non-GAAP tabular reconciliation). Even though acquisitions tend to increase our efficiency ratio in the short term, we experienced cost savings from our Stonegate acquisition that were realized soon after conversion, which was completed on February 9, 2018.

Our return on average assets was 2.06% for the year ended December 31, 2018, compared to 1.17% for the same period in 2017. Our return on average assets, as adjusted (non-GAAP), was 2.10% for the year ended December 31, 2018, compared to 1.78% for the same period in 2017 (See Table 26 for the non-GAAP tabular reconciliation). Our return on average common equity was 13.17% for the year ended December 31, 2018, compared to 8.23% for the same period in 2017. Our return on average common equity, as adjusted (non-GAAP), was 13.38% for the year ended December 31, 2018, compared to 12.48% for the same period in 2017 (See Table 27 for the non-GAAP tabular reconciliation).

Our total assets as of December 31, 2018 increased $852.7 million to $15.30 billion from the $14.45 billion reported as of December 31, 2017. Our loan portfolio increased $740.7 million to $11.07 billion as of December 31, 2018, from $10.33 billion as of December 31, 2017. This increase is a result of $376.2 million in loans acquired in the Shore Premier Finance acquisition and $364.5 million in organic loan growth. Stockholders’ equity increased $145.6 million to $2.35 billion as of December 31, 2018, compared to $2.20 billion as of December 31, 2017. The increase in stockholders’ equity is primarily associated with the $221.5 million increase in retained earnings and the issuance of $28.2 million in stock as a part of the acquisition of Shore Premier Finance, offset by a $10.4 million change in accumulated other comprehensive income and the repurchase of $104.3 million of our common stock during 2018, which includes the repurchase of the shares issued as part of the acquisition of the Shore Premier Finance. The improvement in stockholders’ equity for 2018 was 6.6%.

As of December 31, 2018, our non-performing loans increased to $64.2 million, or 0.58%, of total loans from $44.7 million, or 0.43%, of total loans as of December 31, 2017. The allowance for loan losses as a percentage of non-performing loans decreased to 169.35% as of December 31, 2018, compared to 246.70% as of December 31, 2017. Non-performing loans from our Arkansas franchise were $17.4 million at December 31, 2018 compared to $15.5 million as of December 31, 2017. Non-performing loans from our Florida franchise were $43.3 million at December 31, 2018 compared to $28.2 million as of December 31, 2017. Non-performing loans from our Alabama franchise were $179,000 at December 31, 2018 compared to $929,000 as of December 31, 2017. Non-performing loans from our SPF franchise, which we acquired in 2018, were $3.4 million at December 31, 2018. There were no non-performing loans from our Centennial CFG franchise.

As of December 31, 2018, our non-performing assets increased to $78.0 million, or 0.51%, of total assets from $63.6 million, or 0.44%, of total assets as of December 31, 2017. Non-performing assets from our Arkansas franchise were $24.0 million at December 31, 2018 compared to $25.6 million as of December 31, 2017. Non-performing assets from our Florida franchise were $50.2 million at December 31, 2018 compared to $36.4 million as of December 31, 2017. Non-performing assets from our Alabama franchise were $306,000 at December 31, 2018 compared to $1.6 million as of December 31, 2017. Non-performing assets from our SPF franchise were $3.4 million at December 31, 2018. There were no non-performing assets from our Centennial CFG franchise.

2017 Overview

Our net income decreased $42.0 million, or 23.7%, to $135.1 million for the year ended December 31, 2017, from $177.1 million for the same period in 2016. On a diluted earnings per share basis, our earnings were $0.89 per share and $1.26 per share for the years ended December 31, 2017 and 2016, respectively, representing a decrease of $0.37 per share or 29.37% for the year ended 2017 when compared to the previous year. Excluding the $36.9 million one-time TCJA charge, $33.4 million of hurricane expense, and $25.7 million of merger expenses associated with the 2017 acquisitions offset by $3.8 million of one-time non-taxable gain on acquisition, 2017 annual after-tax earnings excluding certain items were $204.8 million, an increase of $27.8 million, or 15.7%, from 2016 annual after-tax earnings excluding certain items of $177.0 million (See Table 24 for the non-GAAP tabular reconciliation). The $27.8 million increase in earnings excluding certain items is primarily associated with additional net interest income largely resulting from our acquisitions combined with $125.2 million of organic loan growth plus a decrease in the non-hurricane related provision for loan losses during 2017, growth in non-interest income and the reduced amortization of the indemnification asset when compared to the same period in 2016. These improvements were partially offset by an increase in the costs associated with the asset growth plus an increase in interest expense on deposits and an increase in interest expense related to the issuance of $300 million of subordinated notes during the second quarter of 2017 when compared to the same period in 2016.

Our net interest margin decreased from 4.81% for the year ended December 31, 2016 to 4.51% for the year ended December 31, 2017. For the year ended December 31, 2017 and 2016, we recognized $35.7 million and $42.3 million, respectively, in total net accretion for acquired loans and deposits. Other than the previously mentioned reduction in net accretion income for acquired loans and deposits, the net interest margin was negatively impacted by our April 2017 issuance of $300 million of 5.625% fixed-to-floating rate subordinated notes, which added approximately $13.1 million of interest expense when compared to the same period in 2016, and by our strategic decision to keep excess cash liquidity on the books during 2017.

Our efficiency ratio was 41.89% for the year ended December 31, 2017, compared to 37.65% for the same period in 2016. For year ended 2017, our efficiency ratio, as adjusted (non-GAAP), was 37.66% which increased from the 36.55% reported for the year ended 2016 (See Table 29 for the non-GAAP tabular reconciliation). The efficiency ratio, as adjusted (non-GAAP), is a non-GAAP measure and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding certain items such as merger expenses and/or gains and losses.

Our return on average assets was 1.17% for the year ended December 31, 2017, compared to 1.85% for the same period in 2016. Our return on average assets, as adjusted (non-GAAP), was 1.78% for the year ended December 31, 2017, compared to 1.85% for the same period in 2016 (See Table 26 for the non-GAAP tabular reconciliation). Our return on average common equity was 8.23% for the year ended December 31, 2017, compared to 14.08% for the same period in 2016. Our return on average common equity, as adjusted (non-GAAP), was 12.48% for the year ended December 31, 2017, compared to 14.07% for the same period in 2016 (See Table 27 for the non-GAAP tabular reconciliation).

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

Revenue Recognition. Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The majority of our revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as our loans, letters of credit, investment securities and mortgage lending income, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC Topic 606, which are presented in our income statements as components of non-interest income are as follows:

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

•

Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310. Interchange fees were $20.4 million and $24.1 million for the years ended December 31, 2018 and December 31, 2017, respectively. Centennial CFG loan fees were $4.8 million and $4.0 million for the years ended December 31, 2018 and December 31, 2017, respectively.

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

Investments – Held-to-Maturity. Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Starting January 1, 2018, premiums are now amortized to call date under ASU 2017-08 and discounts are accreted to interest income using the constant yield method over the period to maturity.

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

Including the purchase accounting adjustments, as of acquisition date, SPF had approximately $377.0 million in total assets, including $376.2 million in total loans, which resulted in goodwill of $30.5 million being recorded.

This portfolio of loans is now housed in a division of Centennial known as Shore Premier Finance. The SPF division of Centennial is responsible for servicing the acquired loan portfolio and originating new loan production. In connection with this acquisition, Centennial opened a new loan production office in Chesapeake, Virginia, to house the SPF division. Through the SPF division, Centennial is working to build out a lending platform focusing on commercial and consumer marine loans.

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

Including the effects of purchase accounting adjustments, as of acquisition date, Stonegate had approximately $2.89 billion in total assets, $2.37 billion in loans and $2.53 billion in customer deposits. Stonegate formerly operated its banking business from 24 locations in key Florida markets with significant presence in Broward and Sarasota counties.

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

Termination of Remaining Loss-Share Agreements

Effective July 27, 2016, we reached an agreement terminating our remaining loss-share agreements with the FDIC. As a result, $57.4 million of these loans including their associated discounts previously classified as covered loans (loans previously covered by FDIC loss-share agreements) migrated to non-covered loans status during 2016. Under the terms of the agreement, Centennial made a net payment of $6.6 million to the FDIC as consideration for the early termination of the loss-share agreements, and all rights and obligations of Centennial and the FDIC under the loss-share agreements, including the clawback provisions and the settlement of loss-share and expense reimbursement claims, have been resolved and terminated. This transaction with the FDIC created a one-time acceleration of the indemnification asset plus the negotiated settlement for the true-up liability and resulted in a negative $3.8 million pre-tax financial impact to the third quarter of 2016. It will, however, create a positive financial impact to earnings of approximately $1.5 million annually on a pre-tax basis through the year 2020 as a result of the one-time acceleration of the indemnification asset amortization.

Future Acquisitions

In our continuing evaluation of our growth plans, we believe properly priced bank acquisitions can complement our organic growth and de novo branching growth strategies. We anticipate that our principal acquisition focus will be to continue to expand our presence in Arkansas, Florida and Alabama and into other contiguous markets through pursuing both non-FDIC-assisted and FDIC-assisted bank acquisitions. However, as financial opportunities in other market areas arise, we may seek to expand into those areas.

We will continue evaluating all types of potential bank acquisitions to determine what is in the best interest of our Company. Our goal in making these decisions is to maximize the return to our investors.

Branches

As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During 2018, the Company opened branch locations in Russellville and Jonesboro, Arkansas and a loan production office in Dallas, Texas which is under the management of Centennial CFG. The Company also opened a loan production office in Chesapeake, Virginia in connection with the SPF acquisition.

During 2017, the Company acquired a total of 33 branches through the acquisitions of GHI, BOC and Stonegate. In an effort to achieve efficiencies, primarily from the Stonegate acquisition, the Company closed 12 Florida locations during the first quarter of 2018.

As of December 31, 2018, we had 159 branch locations. There were 77 branches in Arkansas, 76 branches in Florida, five branches in Alabama and one branch in New York City.

Results of Operations for the Years Ended December 31, 2018, 2017 and 2016

Our net income increased $165.3 million, or 122.4%, to $300.4 million for the year ended December 31, 2018, from $135.1 million for the same period in 2017. On a diluted earnings per share basis, our earnings were $1.73 per share and $0.89 per share for the years ended December 31, 2018 and 2017, respectively, representing an increase of $0.84 per share or 94.4% for the year ended 2018 when compared to the previous year. Excluding the $470,000 of hurricane expense and the $6.0 million of merger expenses, 2018 annual after-tax earnings, as adjusted (non-GAAP), were $305.2 million, an increase of $100.4 million, or 49.0%, from 2017 annual after-tax earnings, as adjusted (non-GAAP), of $204.8 million (See Table 24 for the non-GAAP tabular reconciliation). The $100.4 million increase in earnings, as adjusted, includes $49.5 million from tax savings of the TCJA. The remaining $50.9 million increase in net income is primarily associated with additional net income from the 2017 acquisitions, increased profitability of Centennial CFG and the acquisition of Shore Premier Finance.

Our net income decreased $42.0 million, or 23.7%, to $135.1 million for the year ended December 31, 2017, from $177.1 million for the same period in 2016. On a diluted earnings per share basis, our earnings were $0.89 per share and $1.26 per share for the years ended December 31, 2017 and 2016, respectively, representing a decrease of $0.37 per share or 29.37% for the year ended 2017 when compared to the previous year. Excluding the $36.9 million one-time TCJA charge, $33.4 million of hurricane expense, and $25.7 million of merger expenses associated with the 2017 acquisitions offset by $3.8 million of one-time non-taxable gain on acquisition, 2017 annual after-tax earnings excluding certain items were $204.8 million, an increase of $27.8 million, or 15.7%, from 2016 annual after-tax earnings excluding certain items of $177.0 million (See Table 27 for the non-GAAP tabular reconciliation). The $27.8 million increase in earnings excluding certain items is primarily associated with additional net interest income largely resulting from our acquisitions combined with $125.2 million of organic loan growth plus a decrease in the non-hurricane related provision for loan losses during 2017, growth in non-interest income and the reduced amortization of the indemnification asset when compared to the same period in 2016. These improvements were partially offset by an increase in the costs associated with the asset growth plus an increase in interest expense on deposits and an increase in interest expense related to the issuance of $300 million of subordinated notes during the second quarter of 2017 when compared to the same period in 2016.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (26.135% for the year ended December 31, 2018 and 39.225% for years ended December 31, 2017 and 2016).

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, has increased 100 basis points since December 31, 2017, and is currently at 2.25% to 2.50%.

Our net interest margin decreased from 4.51% for the year ended December 31, 2017 to 4.42% for the year ended December 31, 2018. The yield on loans was 5.95% and 5.71% for the years ended December 31, 2018 and 2017, respectively, as average loans increased from $8.40 billion to $10.62 billion. The increase in loan balances is primarily due to the acquisitions we completed during 2017. For the year ended December 31, 2018 and 2017, we recognized $41.5 million and $35.7 million, respectively, in total net accretion for acquired loans and deposits. The rate on interest-bearing deposits increased from 0.54% for the year ended December 31, 2017, to 0.99% for the year ended December 31, 2018, with average balances of $6.27 billion and $8.06 billion, respectively.

Net interest income on a fully taxable equivalent basis increased $102.8 million, or 22.2%, to $566.5 million for the year ended December 31, 2018, from $463.8 million for the same period in 2017. This increase in net interest income was the result of a $162.8 million increase in interest income combined with a $60.0 million increase in interest expense. The $162.8 million increase in interest income was primarily the result of a higher level of earning assets and higher yields on our loans. The higher level of earning assets resulted in an increase in interest income of $139.0 million. The higher yield was primarily driven by the increased loan production in the higher rate environment as well as the repricing of floating rate loans, which resulted in a $23.8 million increase in interest income as well as increased loan accretion income on our historical acquisitions. The $60.0 million increase in interest expense for the year ended December 31, 2018, is primarily the result of interest-bearing liabilities repricing in a rising interest rate environment combined with a higher level of our interest-bearing liabilities. The repricing of our interest-bearing liabilities in a rising interest rate environment resulted in an approximately $43.3 million increase in interest expense. The higher level of our interest-bearing liabilities resulted in an increase in interest expense of approximately $16.7 million.

Our net interest margin decreased from 4.81% for the year ended December 31, 2016 to 4.51% for the year ended December 31, 2017. For the year ended December 31, 2017 and 2016, we recognized $35.7 million and $42.3 million, respectively, in total net accretion for acquired loans and deposits. Other than the previously mentioned reduction in net accretion income for acquired loans and deposits, the net interest margin was negatively impacted by our April 2017 issuance of $300 million of 5.625% fixed-to-floating rate subordinated notes, which added approximately $13.1 million of interest expense when compared to the same period in 2016, and by our strategic decision to keep excess cash liquidity on the books during 2017.

Net interest income on a fully taxable equivalent basis increased $49.9 million, or 12.1%, to $463.8 million for the year ended December 31, 2017, from $413.9 million for the same period in 2016. This increase in net interest income was the result of an $83.6 million increase in interest income combined with a $33.8 million increase in interest expense. The $83.6 million increase in interest income was primarily the result of a higher level of earning assets offset by lower yields on our loans. The higher level of earning assets resulted in an increase in interest income of $84.9 million. The lower yield was primarily driven by the decline of loan accretion income on our historical acquisitions offset by increased loan production in the higher rate environment, which resulted in a $1.3 million decrease in interest income. The $33.8 million increase in interest expense for the year ended December 31, 2017, is primarily the result of an increase in interest-bearing liabilities repricing in a rising interest rate environment combined with a higher level of our interest-bearing liabilities. The repricing of our interest-bearing liabilities in a rising interest rate environment resulted in an approximately $22.0 million increase in interest expense. The higher level of our interest-bearing liabilities, primarily subordinated debentures, resulted in an increase in interest expense of approximately $11.8 million.

Net interest margin, on a fully taxable equivalent basis, was 4.42% for the year ended December 31, 2018, compared to 4.51% and 4.81% for the same periods in 2017 and 2016, respectively. The non-GAAP margin excluding accretion income was 4.05%, 4.12% and 4.26% for the years ended December 31, 2018, 2017 and 2016, respectively.

Additional information and analysis for our net interest margin can be found in Tables 24 through 26 of our Non-GAAP Financial Measurements section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2018, 2017 and 2016, as well as changes in fully taxable equivalent net interest margin for the years 2018 compared to 2017 and 2017 compared to 2016.

Table 2: Analysis of Net Interest Income

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Interest income	$685,368	$520,251	$436,537
Fully taxable equivalent adjustment	5,513	7,856	7,924

Interest income – fully taxable equivalent	690,881	528,107	444,461
Interest expense	124,355	64,346	30,579

Net interest income – fully taxable equivalent	$566,526	$463,761	$413,882

Yield on earning assets – fully taxable equivalent	5.39%	5.14%	5.17%
Cost of interest-bearing liabilities	1.27	0.82	0.46
Net interest spread – fully taxable equivalent	4.12	4.32	4.71
Net interest margin – fully taxable equivalent	4.42	4.51	4.81

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2018 vs. 2017	2017 vs. 2016
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$139,008	$84,906
Increase (decrease) in interest income due to change in earning asset yields	23,766	(1,260)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(16,700)	(11,752)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	(43,309)	(22,015)

Increase (decrease) in net interest income	$102,765	$49,879

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2018, 2017 and 2016. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31,
	2018			2017			2016
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$265,071	$4,649	1.75%	$220,231	$2,309	1.05%	$117,022	$471	0.40%
Federal funds sold	2,876	33	1.15	6,308	10	0.16	1,764	9	0.51
Investment securities – taxable	1,542,188	36,833	2.39	1,300,384	26,776	2.06	1,161,428	21,246	1.83
Investment securities – non-taxable	386,790	17,434	4.51	348,865	19,411	5.56	337,318	18,598	5.51
Loans receivable	10,618,796	631,932	5.95	8,403,154	479,601	5.71	6,986,759	404,137	5.78

Total interest-earning assets	12,815,721	$690,881	5.39	10,278,942	$528,107	5.14	8,604,291	$444,461	5.17

Non-earning assets	1,751,492			1,220,163			964,562

Total assets	$14,567,213			$11,499,105			$9,568,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$6,418,186	$58,199	0.91%	$4,823,626	$23,176	0.48%	$3,717,880	$8,978	0.24%
Time deposits	1,645,986	21,390	1.30	1,444,828	10,601	0.73	1,362,680	6,948	0.51

Total interest-bearing deposits	8,064,172	79,589	0.99	6,268,454	33,777	0.54	5,080,560	15,926	0.31
Federal funds purchased	31	1	3.23	77	1	1.30	255	2	0.78
Securities sold under agreement to repurchase	148,327	1,822	1.23	134,689	918	0.68	120,576	574	0.48
FHLB borrowed funds	1,180,897	22,354	1.89	1,117,817	14,513	1.30	1,376,364	12,484	0.91
Subordinated debentures	368,409	20,589	5.59	285,733	15,137	5.30	60,826	1,593	2.62

Total interest-bearing liabilities	9,761,836	124,355	1.27	7,806,770	64,346	0.82	6,638,581	30,579	0.46

Non-interest-bearing liabilities
Non-interest-bearing deposits	2,464,024			2,005,632			1,619,128
Other liabilities	60,298			45,425			53,218

Total liabilities	12,286,158			9,857,827			8,310,927
Stockholders’ equity	2,281,055			1,641,278			1,257,926

Total liabilities and stockholders’ equity	$14,567,213			$11,499,105			$9,568,853

Net interest spread			4.12%			4.32%			4.71%
Net interest income and margin		$566,526	4.42		$463,761	4.51		$413,882	4.81

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2018 compared to 2017 and 2017 compared to 2016 on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 5: Volume/Rate Analysis

	Years Ended December 31,
	2018 over 2017			2017 over 2016
	Volume	Yield /Rate	Total	Volume	Yield /Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$543	$1,797	$2,340	$651	$1,187	$1,838
Federal funds sold	(8)	31	23	10	(9)	1
Investment securities – taxable	5,407	4,650	10,057	2,698	2,832	5,530
Investment securities – non-taxable	1,964	(3,941)	(1,977)	641	172	813
Loans receivable	131,102	21,229	152,331	80,906	(5,442)	75,464

Total interest income	139,008	23,766	162,774	84,906	(1,260)	83,646

Interest expense:
Interest-bearing transaction and savings deposits	9,506	25,517	35,023	3,281	10,917	14,198
Time deposits	1,650	9,139	10,789	441	3,212	3,653
Federal funds purchased	—	—	—	—	(1)	(1)
Securities sold under agreement to repurchase	101	803	904	73	271	344
FHLB borrowed funds	860	6,981	7,841	(2,652)	4,681	2,029
Subordinated debentures	4,583	869	5,452	10,609	2,935	13,544

Total interest expense	16,700	43,309	60,009	11,752	22,015	33,767

Increase (decrease) in net interest income	$122,308	$(19,543)	$102,765	$73,154	$(23,275)	$49,879

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

In 2017, the Company established a $32.9 million storm-related provision for loans affected by Hurricane Irma. The $32.9 million of storm-related provision for loan losses was calculated by taking a 5.0% allocation on the loans in the Florida Key loans receivable balances, a 5.0% allocation on specific large loans located in the path of the hurricane on the mainland of Florida, and a 0.75% allocation on balances in the remaining counties within the FEMA-designated disaster areas. As of December 31, 2018, $2.5 million in charge-offs had been taken against the storm-related allowance for loan losses. As a result, management reevaluated the storm-related allowance for Hurricane Irma. Based on this analysis, management determined a $2.9 million storm-related allowance was still necessary. This amount was calculated by assigning a 0.10% to 0.35% allocation on the loans in the impacted counties, with the counties most heavily impacted receiving the 0.35% allocation. During the fourth quarter of 2018, Hurricane Michael made landfall in the Florida Panhandle as a Category 4 hurricane. Due to this event, the Company’s management performed an analysis on the loans with collateral in the impacted counties in the Florida Panhandle. Based on this analysis, management determined a $20.4 million storm-related provision was necessary. This amount was calculated by taking a 1.0% to 6.0% allocation on the loans in the impacted counties. The counties that experienced the most damage were assigned a 6.0% allocation. After establishing the storm-related provision for Hurricane Michael and adjusting the allowance for Hurricane Irma, the storm-related allowance was $23.3 million for the year ended December 31, 2018.

There was $4.3 million, $44.3 million and $18.6 million provision loan losses for years ended December 31, 2018, 2017 and 2016, respectively. Excluding $32.9 million of additional provision for loan losses related to Hurricane Irma during 2017, we experienced a $7.0 million decrease in the provision for loan losses during 2018 versus 2017. This $7.0 million decrease is primarily a result of lower net charge-offs and continued strong asset quality.

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

Non-Interest Income

Total non-interest income was $102.8 million in 2018, compared to $99.6 million in 2017 and $87.1 million in 2016. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, increase in cash value of life insurance and dividends.

Table 6 measures the various components of our non-interest income for the years ended December 31, 2018, 2017, and 2016, respectively, as well as changes for the years 2018 compared to 2017 and 2017 compared to 2016.

Table 6: Non-Interest Income

	Years Ended December 31,			2018 Change		2017 Change
	2018	2017	2016	from 2017		from 2016
	(Dollars in thousands)
Service charges on deposit accounts	$26,851	$24,922	$25,049	$1,929	7.7%	$(127)	(0.5)%
Other service charges and fees	36,591	36,127	30,200	464	1.3	5,927	19.6
Trust fees	1,552	1,678	1,457	(126)	(7.5)	221	15.2
Mortgage lending income	12,379	13,286	14,399	(907)	(6.8)	(1,113)	(7.7)
Insurance commissions	2,110	1,948	2,296	162	8.3	(348)	(15.2)
Increase in cash value of life insurance	2,856	1,989	1,412	867	43.6	577	40.9
Dividends from FHLB, FRB, First National Bankers’ Bank & other	5,757	3,485	3,091	2,272	65.2	394	12.7
Gain on acquisitions	—	3,807	—	(3,807)	(100.0)	3,807	100.0
Gain on sale of SBA loans	566	738	1,088	(172)	(23.3)	(350)	(32.2)
Gain (loss) on sale of branches, equipment and other assets, net	(120)	(960)	700	840	87.5	(1,660)	(237.1)
Gain (loss) on OREO, net	2,401	1,025	(554)	1,376	134.2	1,579	285.0
Gain (loss) on securities, net	—	2,132	669	(2,132)	(100.0)	1,463	218.7
FDIC indemnification accretion/(amortization), net	—	—	(772)	—	—	772	(100.0)
Other income	11,889	9,459	8,016	2,430	25.7	1,443	18.0

Total non-interest income	$102,832	$99,636	$87,051	$3,196	3.2%	$12,585	14.5%

Non-interest income increased $3.2 million, or 3.2%, to $102.8 million for the year ended December 31, 2018 from $99.6 million for the same period in 2017. Non-interest income excluding gain on acquisitions increased $7.0 million, or 7.3%, to $102.8 million for the year ended December 31, 2018 from $95.8 million for the same period in 2017.

Excluding gain on acquisitions, the primary factors that resulted in the increase from December 31, 2017 to December 31, 2018 were changes related to service charges on deposit accounts, dividends from FHLB, FRB, First National Bankers’ Bank & other, net gain on OREO, net gain on securities, and other income.

Additional details for the year ended December 31, 2018 on some of the more significant changes are as follows:

•

The $1.9 million increase in service charges on deposit accounts is primarily related to an increase in overdraft fees due to additional volume, the acquisition of Stonegate during the third quarter of 2017 and improved pricing.

•

The $464,000 increase in other service charges and fees is primarily from the acquisition of Stonegate during the third quarter of 2017 and additional exit fees from Centennial CFG loan payoffs during the third and fourth quarter of 2018 which were partially offset by a reduction in fee income as a result of the Company being subject to interchange fee restrictions from the Durbin Amendment, which began during the third quarter of 2018.

•

The $2.3 million increase in dividends from FHLB, FRB, First National Bankers’ Bank & other is primarily associated with higher dividend income from Federal Reserve and FHLB stock as well as increased dividend income from other equity investments, which is related to an increased investment balance and improved dividend rate.

•

The $3.8 million decrease in gain on acquisitions is a result of no bargain purchase gain being recorded during 2018. During the first quarter of 2017, we acquired BOC and recorded a $3.8 million bargain purchase gain on this acquisition.

•

The $1.4 million increase in gain (loss) on OREO is primarily related to realizing additional gains on sale from OREO properties during 2018 and no revaluation expense for 2018 compared to $636,000 incurred during 2017.

•	The $2.1 million decrease in gain (loss) on securities, net, is a result of no AFS or HTM Securities being sold during 2018 compared to 2017.

•

Other income includes loan recoveries of $4.1 million on purchased loans, $2.6 million of brokerage fee income, $1.6 million of rental income, $499,000 of income related to the fair value adjustment of equity securities and $3.1 million of miscellaneous income.

We exceeded $10 billion in assets during the first quarter of 2017 and became subject to the Durbin Amendment to the Dodd-Frank Act interchange fee restrictions beginning in the third quarter of 2018. The Durbin Amendment negatively impacts debit card and ATM fees beginning in the second half of 2018. During the third and fourth quarters of 2018, we collected $6.6 million in debit card interchange fees, which was approximately $5.3 million lower from debit interchange fees of $11.9 million collected during the third and fourth quarter of 2017.

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

•

The $1.1 million decrease in mortgage lending income is primarily the result of lower organic loan growth versus 2016 combined with the effects of Hurricane Irma during September 2017 when compared to the same period in 2016. The disruption from the hurricane resulted in very little mortgage processing for nearly a two-week period during the third quarter of 2017.

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

Table 7 below sets forth a summary of non-interest expense for the years ended December 31, 2018, 2017, and 2016, as well as changes for the years ended 2018 compared to 2017 and 2017 compared to 2016.

Table 7: Non-Interest Expense

	Years Ended December 31,			2018 Change		2017 Change
	2018	2017	2016	from 2017		from 2016
	(Dollars in thousands)
Salaries and employee benefits	$143,545	$119,369	$101,962	$24,176	20.3%	$17,407	17.1%
Occupancy and equipment	33,960	30,055	26,129	3,905	13.0	3,926	15.0
Data processing expense	14,428	11,998	10,499	2,430	20.3	1,499	14.3
Other operating expenses:
Advertising	4,472	3,203	3,332	1,269	39.6	(129)	(3.9)
Merger and acquisition expenses	6,013	25,743	433	(19,730)	(76.6)	25,310	100.0
FDIC loss share buy-out expense	—	—	3,849	—	—	(3,849)	(100.0)
Amortization of intangibles	6,455	4,207	3,132	2,248	53.4	1,075	34.3
Electronic banking expense	7,622	6,662	5,742	960	14.4	920	16.0
Directors’ fees	1,281	1,259	1,150	22	1.7	109	9.5
Due from bank service charges	1,003	1,602	1,354	(599)	(37.4)	248	18.3
FDIC and state assessment	8,558	5,239	5,491	3,319	63.4	(252)	(4.6)
Hurricane expense	470	556	—	(86)	(15.5)	556	100.0
Insurance	3,100	2,512	2,193	588	23.4	319	14.5
Legal and accounting	3,548	2,993	2,206	555	18.5	787	35.7
Other professional fees	6,453	5,359	4,049	1,094	20.4	1,310	32.4
Operating supplies	2,222	1,978	1,758	244	12.3	220	12.5
Postage	1,303	1,184	1,084	119	10.1	100	9.2
Telephone	1,405	1,374	1,751	31	2.3	(377)	(21.5)
Other expense	18,165	14,915	15,641	3,250	21.8	(726)	(4.6)

Total non-interest expense	$264,003	$240,208	$191,755	$23,795	9.9%	$48,453	25.3%

Non-interest expense, excluding merger expenses, increased $43.5 million, or 20.3%, to $258.0 million for the year ended December 31, 2018, from $214.5 million for the same period in 2017. Non-interest expense, excluding merger expenses and FDIC loss share buy-out expense, was $214.5 million for the year ended December 31, 2017 compared to $187.5 million for the same period in 2016.

The change in non-interest expense for 2018 when compared to 2017 is primarily related to the completion of our acquisitions during 2017, the normal increased cost of doing business and additional costs associated with Centennial CFG.

Included within salary and employee benefits expense is approximately $1.5 million of additional expense related to performance based restricted stock and stock options granted during the third quarter of 2018 under the Company’s “HOMB $2.00” performance incentive program (“HOMB $2.00”). During the third quarter of 2018, the Company granted 1,452,000 stock options and 843,500 shares of restricted stock to certain employees under HOMB $2.00.

Centennial CFG incurred $24.4 million of non-interest expense during the year ended December 31, 2018, respectively, compared to $18.6 million of non-interest expense during the year ended December 31, 2017, respectively. While the cost of doing business in New York City, Los Angeles and Dallas is significantly higher than our Arkansas, Florida and Alabama markets, we are still committed to cost-saving measures while achieving our goals of growing the Company.

The change in non-interest expense for 2017 excluding merger expenses and FDIC loss share buy-out expense when compared to 2016 is primarily related to the completion of our acquisitions, the normal increased cost of doing business and Centennial CFG.

Income Taxes

Income tax expense decreased $40.9 million, or 30.1%, to $95.1 million for the year ended December 31, 2018, from $136.0 million for 2017. The income tax expense increased $30.5 million, or 28.9%, to $136.0 million for the year ended December 31, 2017, from $105.5 million for 2016. The effective tax rate for the years ended December 31, 2018, 2017 and 2016 were 24.05%, 50.17% and 37.33%, respectively. Since January 1, 2018, the Company has benefited from a lower marginal tax rate of 26.135% from 39.225% in previous years.

In December 2017, President Trump signed into law the TCJA which lowered the Company’s federal corporate tax rate of 35.0% to 21.0%. As a result, the Company was required to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on these deferred amounts, which resulted in a one-time write-down of $36.9 million. This resulted in a dilution to tangible book value of $0.21 per share as of December 31, 2017. The one-time write-down resulted in an approximately nine month earn back for the dilution to tangible book value.

Financial Condition as of and for the Years Ended December 31, 2018 and 2017

Our total assets as of December 31, 2018 increased $852.7 million to $15.30 billion from the $14.45 billion reported as of December 31, 2017. Our loan portfolio increased $740.7 million to $11.07 billion as of December 31, 2018, from $10.33 billion as of December 31, 2017. This increase is a result of $376.2 million in loans acquired in the SPF acquisition and $364.5 million in organic loan growth. Stockholders’ equity increased $145.6 million to $2.35 billion as of December 31, 2018, compared to $2.20 billion as of December 31, 2017. The increase in stockholders’ equity is primarily associated with the $221.5 million increase in retained earnings and the issuance of $28.2 million in stock as a part of the acquisition of Shore Premier Finance offset by a $10.4 million change in accumulated other comprehensive income and the repurchase of $104.3 million of our common stock during 2018, which includes the repurchase of the shares issued as part of the acquisition of the Shore Premier Finance. The improvement in stockholders’ equity for 2018 was 6.6%.

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

Loan Portfolio

Our loan portfolio averaged $10.6 billion and $8.40 billion during the years ended December 31, 2018 and 2017, respectively. Loans receivable were $11.07 billion as of December 31, 2018 compared to $10.33 billion as of December 31, 2017, which is an increase of $740.7 million, or 7.17%.

During 2018, the Company acquired $376.2 million of loans receivable, net of purchase accounting discounts. Excluding the $376.2 million of acquired loans during 2018, loans receivable were $10.70 billion as of December 31, 2018 compared to $10.33 billion as of December 31, 2017, which is $364.5 million of organic loan growth, or a 3.53% increase. Centennial CFG produced $115.6 million of net organic loan growth during 2018 while the legacy footprint produced $248.9 million of organic loan growth. Centennial CFG had total loans of $1.55 billion at December 31, 2018.

During 2017, the Company acquired $2.82 billion of loans, net of purchase accounting discounts. Excluding the $2.82 billion of acquired loans during 2017, loans receivable were $7.51 billion as of December 31, 2017 compared to $7.39 billion as of December 31, 2016, which is $125.2 million of organic loan growth, or a 1.69% increase. Centennial CFG produced $295.5 million of net organic loan growth during 2017 while the legacy and Stonegate footprints experienced significant net payoffs during 2017, resulting in a net decline of $153.9 million and $16.5 million, respectively. Centennial CFG had total loans of $1.44 billion at December 31, 2017.

During 2016, we reached an agreement terminating our remaining loss-share agreements with the FDIC. As a result, $57.4 million of these loans including their associated discounts previously classified as covered loans migrated to non-covered loans status during 2016.

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York. Loans receivable were approximately $3.72 billion, $5.15 billion, $228.1 million, $427.7 million and $1.55 billion as of December 31, 2018 in Arkansas, Florida, Alabama, SPF and Centennial CFG, respectively.

As of December 31, 2018, we had $544.6 million of construction/land development loans which were collateralized by land. This consisted of $282.1 million for raw land and $262.5 million for land with commercial and/or residential lots.

Table 8 presents our loans receivable balances by category as of December 31, 2018, 2017, 2016, 2015, and 2014.

Table 8: Loans Receivable

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$4,806,684	$4,600,117	$3,153,121	$2,968,335	$2,081,869
Construction/land development	1,546,035	1,700,491	1,135,843	944,787	740,085
Agricultural	76,433	82,229	77,736	75,027	73,154
Residential real estate loans:
Residential 1-4 family	1,975,586	1,970,311	1,356,136	1,190,279	1,051,299
Multifamily residential	560,475	441,303	340,926	430,256	258,839

Total real estate	8,965,213	8,794,451	6,063,762	5,608,684	4,205,246
Consumer	443,105	46,148	41,745	52,258	56,736
Commercial and industrial	1,476,331	1,297,397	1,123,213	850,587	678,775
Agricultural	48,562	49,815	74,673	67,109	48,833
Other	138,668	143,377	84,306	62,933	67,912

Total loans receivable	$11,071,879	$10,331,188	$7,387,699	$6,641,571	$5,057,502

As of December 31, 2018, 2017 and 2016 we had no covered loan balances. As of December 31, 2015 and 2014, we had covered loan balances of $62.2 million and $240.2 million, respectively.

Commercial Real Estate Loans. We originate non-farm and non-residential loans (primarily secured by commercial real estate), construction/land development loans, and agricultural loans, which are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized (where defined) over a 15 to 30 year-period with balloon payments due at the end of one to five years. These loans are generally underwritten by assessing cash flow (debt service coverage), primary and secondary source of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, we will loan up to 85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.

As of December 31, 2018, commercial real estate loans totaled $6.43 billion, or 58.1% of loans receivable, as compared to $6.38 billion, or 61.8% of loans receivable, as of December 31, 2017. Commercial real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $2.11 billion, $3.21 billion, $119.4 million, zero and $993.4 million at December 31, 2018, respectively.

Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 30.2% and 58.7% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of December 31, 2018, with the remaining 11.1% relating to condos and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to many factors including the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of December 31, 2018, residential real estate loans totaled $2.54 billion, or 22.9%, of loans receivable, compared to $2.41 billion, or 23.3% of loans receivable, as of December 31, 2017. Residential real estate loans originated in our franchises in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $931.4 million, $1.36 billion, $71.5 million, zero and $171.0 million at December 31, 2018, respectively.

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

As of December 31, 2018, consumer loans totaled $443.1 million, or 4.0% of loans receivable, compared to $46.2 million, or 0.4% of loans receivable, as of December 31, 2017. Consumer loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $31.0 million, $18.8 million, $1.0 million, $392.4 million and zero at December 31, 2018, respectively. Including the effects of the purchase accounting adjustments, we acquired approximately $366.0 million of consumer loans, as of acquisition date from our 2018 acquisition.

Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed at between 50% and 80% of accounts receivable less than 60 days past due. Inventory financing will range between 50% and 80% (with no work in process) depending on the borrower and nature of inventory. We require a first lien position for those loans.

As of December 31, 2018, commercial and industrial loans totaled $1.48 billion, or 13.3% of loans receivable, which compares to $1.30 billion, or 12.6% of loans receivable, as of December 31, 2017. Commercial and industrial loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $553.6 million, $470.9 million, $34.8 million, $35.3 million and $381.8 million at December 31, 2018, respectively. Including the effects of the purchase accounting adjustments, we acquired approximately $10.2 million of commercial and industrial loans, as of acquisition date, from our 2018 acquisition.

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

As of December 31, 2018, agricultural loans totaled $48.6 million, or 0.4% of loans receivable, compared to the $49.8 million, or 0.5% of loans receivable as of December 31, 2017. Agricultural loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $37.4 million, $11.0 million, $100,000, zero and zero at December 31, 2018, respectively.

Table 9 presents the distribution of the maturity of our total loans as of December 31, 2018. The table also presents the portion of our loans that have fixed interest rates and interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

The loans acquired during our acquisitions accrete interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted-average life of the loans).

Table 9: Maturity of Loans

	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$841,647	$2,246,292	$1,718,745	$4,806,684
Construction/land development	814,097	602,575	129,363	1,546,035
Agricultural	14,091	43,108	19,234	76,433
Residential real estate loans
Residential 1-4 family	303,014	643,190	1,029,382	1,975,586
Multifamily residential	38,892	298,285	223,298	560,475

Total real estate	2,011,741	3,833,450	3,120,022	8,965,213
Consumer	11,267	37,040	394,798	443,105
Commercial and industrial	462,530	694,150	319,651	1,476,331
Agricultural	14,603	23,694	10,265	48,562
Other	3,715	40,333	94,620	138,668

Total loans receivable	$2,503,856	$4,628,667	$3,939,356	$11,071,879

Fixed interest rates	$1,276,303	$3,044,282	$1,258,701	$5,579,286
Floating interest rates	1,188,391	1,515,959	2,646,703	5,351,053
Purchased credit impaired loans	39,162	68,426	33,952	141,540

Total loans receivable	$2,503,856	$4,628,667	$3,939,356	$11,071,879

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

We have purchased loans with deteriorated credit quality in our December 31, 2018 financial statements as a result of our historical acquisitions. The credit metrics most heavily impacted by our acquisitions of acquired loans with deteriorated credit quality were the following credit quality indicators listed in Table 10 below:

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

Table 10 sets forth information with respect to our non-performing assets as of December 31, 2018, 2017, 2016, 2015, and 2014. As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 10: Non-performing Assets

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accrual loans	$47,083	$34,032	$47,182	$36,374	$24,691
Loans past due 90 days or more (principal or interest payments)	17,159	10,665	15,942	27,137	37,364

Total non-performing loans	64,242	44,697	63,124	63,511	62,055

Other non-performing assets
Foreclosed assets held for sale, net	13,236	18,867	15,951	19,140	24,822
Other non-performing assets	497	3	3	38	189

Total other non-performing assets	13,733	18,870	15,954	19,178	25,011

Total non-performing assets	$77,975	$63,567	$79,078	$82,689	$87,066

Allowance for loan losses to non-performing loans	169.35%	246.70%	126.74%	109.00%	88.65%
Non-performing loans to total loans	0.58	0.43	0.85	0.96	1.23
Non-performing assets to total assets	0.51	0.44	0.81	0.89	1.18

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

Total non-performing loans were $64.2 million as of December 31, 2018, compared to $44.7 million as of December 31, 2017, for an increase of $19.5 million. The $19.5 million increase in non-performing loans is the result of a $1.8 million increase in non-performing loans in our Arkansas market, a $15.0 million increase in non-performing loans in our Florida market, a $750,000 decrease in non-performing loans in our Alabama market and $3.4 million in non-performing loans attributable to our SPF market. Non-performing loans at December 31, 2018 are $17.4 million, $43.3 million, $179,000, $3.4 million and zero in the Arkansas, Florida, Alabama, SPF and Centennial CFG markets, respectively. Our acquisition of SPF during 2018 increased our non-performing loans accruing past due 90 days or more by $720,000 as of December 31, 2018.

Although the current state of the real estate market has improved, future fluctuations in the economy have the potential to increase our level of non-performing loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at December 31, 2018, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2019. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing loans. As of December 31, 2018, we had $15.1 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 10. Our Florida market contains $9.9 million, our Arkansas market contains $4.8 million and our Alabama market contains $381,000 of these restructured loans.

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

The majority of the Bank’s loan modifications relates to commercial lending and involves reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At December 31, 2018, the amount of TDRs was $19.7 million, a decrease of 6.9% from $21.2 million at December 31, 2017. As of December 31, 2018 and 2017, 76.6% and 89.7%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $13.2 million as of December 31, 2018, compared to $18.9 million as of December 31, 2017 for a decrease of $5.7 million. The foreclosed assets held for sale as of December 31, 2018 are comprised of $6.7 million of assets located in Arkansas, $6.4 million of assets located in Florida, $127,000 located in Alabama and zero from SPF and Centennial CFG.

As of December 31, 2018, we had two foreclosed properties with a carrying value greater than $1.0 million. The first property was a development property in Florida acquired from BOC with a carrying value of $2.1 million at December 31, 2018. The second property was a nonfarm non-residential property in Florida acquired from Stonegate with a carrying value of $1.9 million at December 31, 2018. The Company does not currently anticipate any additional losses on these properties. As of December 31, 2018, no other foreclosed assets held for sale have a carrying value greater than $1.0 million.

Table 11 shows the summary of foreclosed assets held for sale as of December 31, 2018, 2017, 2016, 2015 and 2014.

Table 11: Total Foreclosed Assets Held for Sale

	As of December 31, 2018			As of December 31, 2017
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$5,555	$—	$5,555	$9,766	$—	$9,766
Construction/land development	3,534	—	3,534	5,920	—	5,920
Agricultural	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	4,142	—	4,142	2,654	—	2,654
Multifamily residential	5	—	5	527	—	527

Total foreclosed assets held for sale	$13,236	$—	$13,236	$18,867	$—	$18,867

	As of December 31, 2016			As of December 31, 2015
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$9,423	$—	$9,423	$9,787	$—	$9,787
Construction/land development	4,009	—	4,009	5,286	—	5,286
Agricultural	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	2,076	—	2,076	3,233	614	3,847
Multifamily residential	443	—	443	220	—	220

Total foreclosed assets held for sale	$15,951	$—	$15,951	$18,526	$614	$19,140

	As of December 31, 2014
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$6,894	$3,935	$10,829
Construction/land development	6,189	2,847	9,036
Agricultural	—	3	3
Residential real estate loans
Residential 1-4 family	3,381	1,086	4,467
Multifamily residential	487	—	487

Total foreclosed assets held for sale	$16,951	$7,871	$24,822

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of December 31, 2018, average impaired loans were $81.3 million compared to $87.2 million as of December 31, 2017. As of December 31, 2018, impaired loans were $85.6 million compared to $75.6 million as of December 31, 2017, for an increase of $10.0 million. This increase is primarily associated with the $12.4 million increase in impaired loans in our Florida market since December 31, 2017 and $3.4 million in impaired loans for our SPF market which was partially offset by $5.4 million reduction in impaired loans in our Arkansas market since December 31, 2017. As of December 31, 2018, our Arkansas, Florida, Alabama, SPF and Centennial CFG markets accounted for approximately $28.5 million, $53.1 million, $560,000, $3.4 million and zero of the impaired loans, respectively.

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

As of December 31, 2018 and 2017, there was not a material amount of purchased loans with deteriorated credit quality on non-accrual status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 12 shows the summary non-accrual loans as of December 31, 2018, 2017, 2016, 2015 and 2014:

Table 12: Total Non-Accrual Loans

	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$15,031	$9,600	$17,988	$15,811	$8,901
Construction/land development	5,280	5,011	3,956	2,952	926
Agricultural	20	19	435	531	—
Residential real estate loans
Residential 1-4 family	17,384	14,437	20,311	12,574	11,949
Multifamily residential	972	153	262	870	1,344

Total real estate	38,687	29,220	42,952	32,738	23,120
Consumer	2,912	145	140	239	279
Commercial and industrial	5,451	4,584	3,155	2,363	1,108
Agricultural	32	54	—	—	—
Other	1	29	935	1,034	184

Total non-accrual loans	$47,083	$34,032	$47,182	$36,374	$24,691

If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $2.9 million for the year ended December 31, 2018, $2.3 million in 2017, and $2.4 million in 2016 would have been recorded. Interest income recognized on the non-accrual loans for the years ended December 31, 2018, 2017 and 2016 was considered immaterial.

Table 13 shows the summary of accruing past due loans 90 days or more as of December 31, 2018, 2017, 2016, 2015 and 2014:

Table 13: Total Loans Accruing Past Due 90 Days or More

	As of December 31, 2018			As of December 31, 2017
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,679	$—	$9,679	$3,119	$—	$3,119
Construction/land development	3,481	—	3,481	3,247	—	3,247
Agricultural	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	1,753	—	1,753	2,175	—	2,175
Multifamily residential	—	—	—	100	—	100

Total real estate	14,913	—	14,913	8,641	—	8,641
Consumer	720	—	720	26	—	26
Commercial and industrial	1,526	—	1,526	1,944	—	1,944
Agricultural and other	—	—	—	54	—	54

Total loans accruing past due 90 days or more	$17,159	$—	$17,159	$10,665	$—	$10,665

	As of December 31, 2016			As of December 31, 2015
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,530	$—	$9,530	$9,247	$—	$9,247
Construction/land development	3,086	—	3,086	4,176	—	4,176
Agricultural	—	—	—	30	—	30
Residential real estate loans					—
Residential 1-4 family	2,996	—	2,996	3,915	3,292	7,207
Multifamily residential	—	—	—	1	—	1

Total real estate	15,612	—	15,612	17,369	3,292	20,661
Consumer	21	—	21	46	—	46
Commercial and industrial	309	—	309	6,430	—	6,430
Other	—	—	—	—	—	—

Total loans accruing past due 90 days or more	$15,942	$—	$15,942	$23,845	$3,292	$27,137

	As of December 31, 2014
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,880	$9,029	$14,909
Construction/land development	734	4,376	5,110
Agricultural	34	72	106
Residential real estate loans
Residential 1-4 family	4,128	7,597	11,725
Multifamily residential	691	—	691

Total real estate	11,467	21,074	32,541
Consumer	579	—	579
Commercial and industrial	2,825	1,387	4,212
Other	—	32	32

Total loans accruing past due 90 days or more	$14,871	$22,493	$37,364

Our total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.58% and 0.43% as of December 31, 2018 and 2017, respectively. Our acquisition of SPF during 2018 increased our loans accruing past due 90 days or more by $720,000 as of December 31, 2018.

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

Loans Collectively Evaluated for Impairment. Loans receivable collectively evaluated for impairment increased by approximately $854.3 million from $9.94 billion at December 31, 2017 to $10.79 billion at December 31, 2018. The percentage of the allowance for loan losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment decreased slightly from 1.06% at December 31, 2017 to 0.98% at December 31, 2018.

Charge-offs and Recoveries. Total charge-offs decreased to $9.0 million for the year ended December 31, 2018, compared to $17.5 million for the year ended December 31, 2018. Total recoveries decreased to $3.1 million for the year ended December 31, 2018, compared to $3.5 million for the same period in 2017.

The net loans charged off for the years ended December 31, 2018, 2017 and 2016 were $5.8 million, $14.0 million and $7.8 million, respectively. For the years ended December 31, 2018, 2017 and 2016, approximately $3.7 million, $10.0 million and $6.6 million, respectively, of the net charge-offs are from our Arkansas market. For the years ended December

31, 2018, 2017 and 2016, approximately $1.9 million, $3.8 million and $1.3 million, respectively, of the net charge-offs are from our Florida market. The remaining $176,000, $215,000 and $76,000 relates to net charge-offs, net recoveries and net charge-offs, respectively, on loans in our Alabama market for the years ended December 31, 2018, 2017 and 2016, respectively. There have been zero charge-offs for Centennial CFG and SPF since those franchises were formed in 2015 and 2018, respectively.

While the 2018 charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of a charge-offs greater than $1.0 million.

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

Table 14 shows the allowance for loan losses, charge-offs and recoveries for loans as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

Table 14: Analysis of Allowance for Loan Losses

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance, beginning of year	$110,266	$80,002	$69,224	$55,011	$43,815
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	1,211	3,622	3,586	4,878	4,376
Construction/land development	399	1,632	382	644	1,099
Agricultural	—	127	—	—	—
Residential real estate loans:
Residential 1-4 family	2,744	3,895	4,986	4,257	3,218
Multifamily residential	—	85	611	460	266

Total real estate	4,354	9,361	9,565	10,239	8,959
Consumer	285	198	220	567	355
Commercial and industrial	2,221	5,578	5,778	2,638	2,323
Agricultural	—	—	—	—	—
Other	2,128	2,334	1,938	2,508	2,440

Total loans charged off	8,988	17,471	17,501	15,952	14,077

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	527	1,042	857	762	279
Construction/land development	180	462	1,125	236	474
Agricultural	—	—	—	—	—
Residential real estate loans:
Residential 1-4 family	878	621	1,098	845	1,473
Multifamily residential	46	55	54	70	37

Total real estate	1,631	2,180	3,134	1,913	2,263
Consumer	190	119	209	61	246
Commercial and industrial	624	464	5,533	802	306
Agricultural	—	—	—	—	—
Other	746	722	795	766	913

Total recoveries	3,191	3,485	9,671	3,542	3,728

Net loans charged off (recovered)	5,797	13,986	7,830	12,410	10,349
Provision for loan losses	4,322	44,250	18,608	25,164	22,664
Increase in FDIC indemnification asset	—	—	—	1,459	(1,119)

Balance, end of year	$108,791	$110,266	$80,002	$69,224	$55,011

Net charge-offs (recoveries) to average loans receivable	0.05%	0.17%	0.11%	0.22%	0.22%
Allowance for loan losses to total loans	0.98	1.07	1.08	1.04	1.09
Allowance for loan losses to net charge-offs (recoveries)	1,877	788	1,022	558	532

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

Hurricanes Irma & Michael. In 2017, the Company established a $32.9 million storm-related provision for loans affected by Hurricane Irma. The $32.9 million of storm-related provision for loan losses was calculated by taking a 5.0% allocation on the loans in the Florida Key loans receivable balances, a 5.0% allocation on specific large loans located in the path of the hurricane on the mainland of Florida, and a 0.75% allocation on balances in the remaining counties within the FEMA-designated disaster areas. As of December 31, 2018, $2.5 million in charge-offs had been taken against the storm-related provision for loan losses. As a result, management reevaluated the storm-related allowance for Hurricane Irma. Based on this analysis, management determined a $2.9 million storm-related allowance was still necessary. This amount was calculated by assigning a 0.10% to 0.35% allocation on the loans in the impacted counties, with the counties most heavily impacted receiving the 0.35% allocation. During the fourth quarter of 2018, Hurricane Michael made landfall in the Florida Panhandle as a Category 4 hurricane. Due to this event, the Company’s management performed an analysis on the loans with collateral in the impacted counties in the Florida Panhandle. Based on this analysis, management determined a $20.4 million storm-related provision was necessary. This amount was calculated by taking a 1.0% to 6.0% allocation on the loans in the impacted counties. The counties that experienced the most damage were assigned a 6.0% allocation. After establishing the storm-related provision for Hurricane Michael and adjusting the allowance for Hurricane Irma, the storm-related allowance was $23.3 million for the year ended December 31, 2018. We believe the storm-related allowance recorded as of December 31, 2018 is appropriate.

The changes for the years ended December 31, 2018 and 2017 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 15 presents the allocation of allowance for loan losses as of December 31, 2018, 2017, 2016, 2015 and 2014.

Table 15: Allocation of Allowance for Loan Losses

	As of December 31,
	2018		2017		2016		2015		2014
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$41,721	43.4%	$42,893	44.5%	$27,695	42.7%	$26,330	44.7%	$17,770	41.2%
Construction/land development	21,302	14.0	20,343	16.4	11,522	15.4	10,782	14.3	8,548	14.6
Agricultural	615	0.7	1,046	0.8	493	1.1	468	1.1	387	1.5
Residential real estate loans:
Residential 1-4 family	22,547	17.8	21,370	19.1	14,397	18.3	12,552	17.9	11,061	20.8
Multifamily residential	4,187	5.1	3,136	4.3	2,120	4.6	2,266	6.5	3,545	5.1

Total real estate	90,372	81.0	88,788	85.1	56,227	82.1	52,398	84.5	41,311	83.1
Consumer	1,153	4.0	462	0.4	398	0.6	544	0.8	763	1.1
Commercial and industrial	14,981	13.3	15,292	12.6	12,756	15.2	9,324	12.8	5,965	13.4
Agricultural	2,175	0.4	2,692	0.5	3,790	1.0	4,463	1.0	5,035	1.0
Other	110	1.3	180	1.4	—	1.1	9	0.9	3	1.3
Unallocated	—	—	2,852	—	6,831	—	2,486	—	1,934	—

Total	$108,791	100.0%	$110,266	100.0%	$80,002	100.0%	$69,224	100.0%	$55,011	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 2.9 years as of December 31, 2018.

As of December 31, 2018 and 2017 we had $192.8 million and $224.8 million of held-to-maturity securities, respectively. Of the $192.8 million of held-to-maturity securities as of December 31, 2018, $3.3 million were invested in U.S. Government-sponsored enterprises, $57.3 million were invested in mortgage-backed securities and $132.2 million were invested in state and political subdivisions. Of the $224.8 million of held-to-maturity securities as of December 31, 2017, $5.8 million were invested in U.S. Government-sponsored enterprises, $73.6 million were invested in mortgage-backed securities and $145.4 million were invested in state and political subdivisions.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.79 billion and $1.66 billion as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, $1.03 billion, or 57.6%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $971.4 million, or 58.4%, of our available-for-sale securities as of December 31, 2017. To reduce our income tax burden, $308.6 million, or 17.3%, of our available-for-sale securities portfolio as of December 31, 2018, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $250.3 million, or 15.0%, of our available-for-sale securities as of December 31, 2017. We had $414.1 million, or 23.2%, invested in obligations of U.S. Government-sponsored enterprises as of December 31, 2018, compared to $406.3 million, or 24.4%, of our available-for-sale securities as of December 31, 2017. Also, we had approximately $34.3 million, or 1.9%, invested in other securities as of December 31, 2018, compared to $35.5 million, or 2.1%, of our available-for-sale securities as of December 31, 2017.

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

Table 16 presents the carrying value and fair value of investment securities as of December 31, 2018, 2017 and 2016.

Table 16: Investment Securities

	As of December 31, 2018				As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale
U.S. government-sponsored enterprises	$418,605	$504	$(4,976)	$414,133	$407,387	$899	$(1,982)	$406,304
Residential mortgage-backed securities	580,183	1,230	(8,512)	572,901	481,981	538	(4,919)	477,600
Commercial mortgage-backed securities	463,084	539	(7,745)	455,878	497,870	332	(4,430)	493,772
State and political subdivisions	308,835	2,311	(2,589)	308,557	247,292	3,783	(774)	250,301
Other securities	34,336	304	(247)	34,393	34,617	1,225	(302)	35,540

Total	$1,805,043	$4,888	$(24,069)	$1,785,862	$1,669,147	$6,777	$(12,407)	$1,663,517

Held-to-maturity
U.S. government-sponsored enterprises	$3,261	$14	$(71)	$3,204	$5,791	$15	$(15)	$5,791
Residential mortgage-backed securities	39,707	20	(689)	39,038	56,982	107	(402)	56,687
Commercial mortgage-backed securities	17,587	58	(267)	17,378	16,625	114	(40)	16,699
State and political subdivisions	132,221	1,815	(46)	133,990	145,358	3,031	(27)	148,362

Total	$192,776	$1,907	$(1,073)	$193,610	$224,756	$3,267	$(484)	$227,539

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale
U.S. government-sponsored enterprises	$237,439	$963	$(1,641)	$236,761
Residential mortgage-backed securities	259,037	1,226	(1,627)	258,636
Commercial mortgage-backed securities	322,316	845	(2,342)	320,819
State and political subdivisions	215,209	3,471	(2,181)	216,499
Other securities	38,261	2,603	(659)	40,205

Total	$1,072,262	$9,108	$(8,450)	$1,072,920

Held-to-maturity
U.S. government-sponsored enterprises	$6,637	$23	$(32)	$6,628
Residential mortgage-backed securities	71,956	267	(301)	71,922
Commercial mortgage-backed securities	35,863	107	(133)	35,837
State and political subdivisions	169,720	3,100	(169)	172,651

Total	$284,176	$3,497	$(635)	$287,038

Table 17 reflects the amortized cost and estimated fair value of debt securities as of December 31, 2018, by contractual maturity and the weighted-average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 17: Maturity Distribution of Investment Securities

	As of December 31, 2018
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Available-for-sale
U.S. Government-sponsored enterprises	$180,832	$173,438	$49,762	$14,573	$418,605	$414,133
Residential mortgage-backed securities	103,150	323,542	108,437	45,054	580,183	572,901
Commercial mortgage-backed securities	45,887	268,487	102,154	46,556	463,084	455,878
State and political subdivisions	54,673	134,868	104,558	14,737	308,835	308,557
Other securities	7,018	19,248	6,999	1,071	34,336	34,393

Total	$391,560	$919,583	$371,910	$121,991	$1,805,043	$1,785,862

Percentage of total amortized cost	21.7%	50.9%	20.6%	6.8%	100.0%

Weighted-average yield	2.8%	2.9%	3.4%	3.4%	3.0%

Held-to-maturity
U.S. Government-sponsored enterprises	$367	$2,145	$480	$268	$3,260	$3,204
Residential mortgage-backed securities	9,264	23,981	4,003	2,458	39,706	39,038
Commercial mortgage-backed securities	549	14,646	1,410	983	17,588	17,378
State and political subdivisions	75,480	23,391	5,554	27,796	132,221	133,990

Total	$85,660	$64,163	$11,447	$31,505	$192,775	$193,610

Percentage of total amortized cost	44.4%	33.3%	5.9%	16.3%	100.0%

Weighted-average yield	4.7%	3.2%	3.4%	5.8%	4.3%

Deposits

Our deposits averaged $10.53 billion for the year ended December 31, 2018 and $8.27 billion for 2017. Total deposits increased $511.3 million, or 4.9%, to $10.90 billion as of December 31, 2018, from $10.39 billion as of December 31, 2017. Including the effects of the purchase accounting adjustments, we acquired approximately $2.97 billion of deposits, as of acquisition date from our 2017 acquisitions. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 18 reflects the classification of the brokered deposits as of December 31, 2018 and 2017.

Table 18: Brokered Deposits

	December 31, 2018	December 31, 2017
	(In thousands)
Time Deposits	$125,610	$60,022
CDARS	109	53,588
Insured Cash Sweep and Other Transaction Accounts	534,508	915,060

Total Brokered Deposits	$660,228	$1,028,670

The Economic Growth, Regulatory Relief and Consumer Protection Act enacted in May 2018, provides that most reciprocal deposits are no longer treated as brokered deposits. As a result of this new law, our brokered deposits as of December 31, 2018 were approximately $485.6 million lower than they would otherwise have been.

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, has increased 100 basis points since December 31, 2017, and is currently at 2.25% to 2.50%.

Table 19 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2018, 2017, and 2016.

Table 19: Average Deposit Balances and Rates

	Years Ended December 31,
	2018		2017		2016
	Average	Average	Average	Average	Average	Average
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$2,464,024	—%	$2,005,632	—%	$1,619,128	—%
Interest-bearing transaction accounts	5,767,788	1.20	4,265,529	0.53	3,252,416	0.27
Savings deposits	650,398	0.22	558,097	0.11	465,464	0.06
Time deposits:
$100,000 or more	1,158,403	1.86	961,371	0.86	868,839	0.58
Other time deposits	487,583	0.94	483,457	0.48	493,841	0.38

Total	$10,528,196	0.94%	$8,274,086	0.41%	$6,699,688	0.24%

Table 20 presents our maturities of large denomination time deposits as of December 31, 2018 and 2017.

Table 20: Maturities of Large Denomination Time Deposits ($100,000 or more)

	As of December 31,
	2018		2017
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Maturing
Three months or less	$260,659	18.5%	$134,117	13.4%
Over three months to six months	95,400	6.8	199,701	20.0
Over six months to 12 months	681,424	48.4	184,526	18.5
Over 12 months	371,815	26.4	479,999	48.1

Total	$1,409,298	100.0%	$998,343	100.0%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $4.1 million, or 2.8%, from $147.8 million as of December 31, 2017 to $143.7 million as of December 31, 2018.

FHLB and Other Borrowed Funds

Our FHLB borrowed funds were $1.47 billion and $1.30 billion at December 31, 2018 and 2017, respectively. Other borrowed funds were $2.5 million and are classified as short-term advances as of December 31, 2018. During the fourth quarter of 2018, approximately $770.0 million of FHLB advances matured. At December 31, 2018, $782.6 million and $689.8 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2017, $525.0 million and $774.2 million of the outstanding balance were issued as short-term and long-term advances, respectively. Including the effects of the purchase accounting adjustments, we acquired approximately $89.4 million of FHLB borrowed funds, as of acquisition date from our 2017 acquisitions. Our remaining FHLB borrowing capacity was $2.62 billion and $1.96 billion as of December 31, 2018 and 2017, respectively. Maturities of borrowings as of December 31, 2018 include: 2019 – $925.6 million; 2020 – $146.4 million; 2021 – zero; 2022 – zero; 2023 – zero; after 2023 – $400.4 million. Expected maturities will differ from contractual maturities because FHLB may have the right to call or we may have the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $368.8 million and $368.0 million as of December 31, 2018 and 2017, respectively.

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

Stockholders’ Equity

Stockholders’ equity was $2.35 billion at December 31, 2018 compared to $2.20 billion at December 31, 2017. The increase in stockholders’ equity is primarily associated with the $221.5 million increase in retained earnings and the issuance of $28.2 million in stock as a part of the acquisition of Shore Premier Finance offset by a $10.4 million change in accumulated other comprehensive income and the repurchase of $104.3 million of our common stock during 2018 which includes the repurchase of the shares issued as part of the acquisition of the Shore Premier Finance. The improvement in stockholders’ equity was 6.6% for the year ended December 31, 2018 compared to December 31, 2017. As of December 31, 2018 and 2017, our equity to asset ratio was 15.36% and 15.25%, respectively. Book value per common share was $13.76 at December 31, 2018 compared to $12.70 at December 31, 2017.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.4600, $0.40000 and $0.3425 per share for the years ended December 31, 2018, 2017 and 2016, respectively. The common stock dividend payout ratio for the year ended December 31, 2018, 2017 and 2016 was 26.59%, 44.69% and 27.15%, respectively.

Stock Repurchase Program. On February 21, 2018, our Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of our common stock under our previously approved stock repurchase program, which brought the total amount of authorized shares to repurchase to 14,752,000 shares. During 2018, we utilized a portion of this stock repurchase program. We repurchased a total of 5,307,689 shares with a weighted-average stock price of $19.62 per share during 2018. Shares repurchased to date under the program total 9,832,553 shares. The remaining balance available for repurchase is 4,919,447 shares at December 31, 2018. Additionally, on January 18, 2019, the Board of Directors of the Company authorized the repurchase of up to an additional 5,000,000 shares of Company’s common stock under this repurchase program. The Company has received approval from the Federal Reserve Bank to repurchase up to $188.0 million of stock during the year ending December 31, 2019.

Liquidity and Capital Adequacy Requirements

Parent Company Liquidity. The primary sources for payment of our operating expenses, and dividends are current cash on hand ($64.4 million as of December 31, 2018), dividends received from our bank subsidiary and a $20.0 million unfunded line of credit with another financial institution.

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

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” and certain provisions of the Dodd-Frank Act (“Basel III”). Basel III applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies. Basel III became effective for the Company and its bank subsidiary on January 1, 2015. The capital conservation buffer requirement began being phased in beginning January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019 when the phase-in period ended and the full capital conservation buffer requirement became effective.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2018 and 2017, we met all regulatory capital adequacy requirements to which we were subject.

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

Table 21 presents our risk-based capital ratios as of December 31, 2018 and 2017.

Table 21: Risk-Based Capital

	As of December 31, 2018	As of December 31, 2017
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$2,349,886	$2,204,291
Goodwill and core deposit intangibles, net	(1,000,842)	(966,890)
Unrealized (gain) loss on available-for-sale securities	13,815	3,421
Deferred tax assets	—	—

Total common equity Tier 1 capital	1,362,859	1,240,822
Qualifying trust preferred securities	70,841	70,698

Total Tier 1 capital	1,433,700	1,311,520

Tier 2 capital
Qualifying subordinated notes	297,949	297,332
Qualifying allowance for loan losses	108,791	110,266

Total Tier 2 capital	406,740	407,598

Total risk-based capital	$1,840,440	$1,719,118

Average total assets for leverage ratio	$13,838,137	$13,147,046

Risk weighted assets	$12,022,576	$11,424,963

Ratios at end of period
Common equity Tier 1 capital	11.34%	10.86%
Leverage ratio	10.36	9.98
Tier 1 risk-based capital	11.93	11.48
Total risk-based capital	15.31	15.05
Minimum guidelines – Basel III phase-in schedule
Common equity Tier 1 capital	6.375%	5.75%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	7.875	7.25
Total risk-based capital	9.875	9.25
Minimum guidelines – Basel III fully phased-in
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

Table 22 presents actual capital amounts and ratios as of December 31, 2017 and 2016, for our bank subsidiary and us.

Table 22: Capital and Ratios

	Actual		Minimum Capital Requirement – Basel III Phase-In Schedule		Minimum Capital Requirement – Basel III Fully Phased-In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2018
Common equity Tier 1 capital ratios:
Home BancShares	$1,362,859	11.34%	$766,158	6.375%	$841,271	7.00%	$	N/A	N/A	%
Centennial Bank	1,654,810	13.77	766,116	6.375	841,225	7.00		781,138	6.50
Leverage ratios:
Home BancShares	$1,433,700	10.36%	$553,552	4.000%	$553,552	4.00%	$	N/A	N/A	%
Centennial Bank	1,654,810	11.93	554,840	4.000	554,840	4.00		693,550	5.00
Tier 1 capital ratios:
Home BancShares	$1,433,700	11.93%	$946,386	7.875%	$1,021,496	8.50%	$	N/A	N/A	%
Centennial Bank	1,654,810	13.77	946,378	7.875	1,021,488	8.50		961,400	8.00
Total risk-based capital ratios:
Home BancShares	$1,840,440	15.31%	$1,187,090	9.875%	$1,262,222	10.50%	$	N/A	N/A	%
Centennial Bank	1,763,601	14.68	1,186,346	9.875	1,261,431	10.50		1,201,363	10.00
As of December 31, 2017
Common equity Tier 1 capital ratios:
Home BancShares	$1,240,822	10.86%	$656,973	5.750%	$799,793	7.00%	$	N/A	N/A	%
Centennial Bank	1,546,451	13.55	656,243	5.750	798,905	7.00		741,840	6.50
Leverage ratios:
Home BancShares	$1,311,520	9.98%	$525,659	4.000%	$525,659	4.00%	$	N/A	N/A	%
Centennial Bank	1,546,451	11.76	526,004	4.000	526,004	4.00		657,505	5.00
Tier 1 capital ratios:
Home BancShares	$1,311,520	11.48%	$828,268	7.250%	$971,073	8.50%	$	N/A	N/A	%
Centennial Bank	1,546,451	13.55	827,437	7.250	970,098	8.50		913,034	8.00
Total risk-based capital ratios:
Home BancShares	$1,719,118	15.05%	$1,056,601	9.250%	$1,199,385	10.50%	$	N/A	N/A	%
Centennial Bank	1,656,717	14.52	1,055,415	9.250	1,198,039	10.50		1,140,990	10.00

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of business, we enter into a number of financial commitments. Examples of these commitments include but are not limited to operating lease obligations, FHLB advances & other borrowings, lines of credit, subordinated debentures, unfunded loan commitments and letters of credit.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $55.6 million and $70.5 million at December 31, 2018 and 2017, respectively, with maturities ranging from currently due to four years.

Table 23 presents the funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2018.

Table 23: Funding Requirements of Financial Commitments

	Payments Due by Period
	Less than One Year	One- Three Years	Three- Five Years	Greater than Five Years	Total
	(In thousands)
Operating lease obligations	$8,589	$14,668	$9,902	$33,208	$66,367
FHLB advances & other borrowings by contractual maturity	925,598	146,428	—	400,367	1,472,393
Subordinated debentures	—	—	—	368,790	368,790
Loan commitments	73,244	1,216,435	345,227	708,022	2,342,928
Letters of credit	54,391	612	521	38	55,562

Non-GAAP Financial Measurements

Our accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, this report contains financial information determined by methods other than in accordance with GAAP, including earnings, as adjusted; diluted earnings per common share, as adjusted; tangible book value per share; return on average assets excluding intangible amortization; return on average tangible equity excluding intangible amortization; tangible equity to tangible assets; and efficiency ratio, as adjusted.

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

The tables below present non-GAAP reconciliations of earnings, as adjusted, and diluted earnings per share, as adjusted as well as the non-GAAP computations of tangible book value per share, return on average assets, return on average tangible equity excluding intangible amortization, tangible equity to tangible assets and the efficiency ratio, as adjusted. The items used in these calculations are included in financial results presented in accordance with GAAP.

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

In Table 24 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 24: Earnings, As Adjusted

	2018	2017	2016
	(In thousands, except per share data)
GAAP net income available to common shareholders (A)	$300,403	$135,083	$177,146
Adjustments:
Gain on acquisitions	—	(3,807)	—
Merger expenses	6,013	25,743	433
FDIC loss share buy-out	—	—	3,849
Reduced provision for loan losses as a result of a significant loan recovery	—	—	(4,457)
Hurricane expenses (1)	470	33,445	—
Effect of tax rate change	—	36,935	—

Total adjustments	6,483	92,316	(175)
Tax-effect of adjustments (2)	1,694	22,626	(69)

Adjustments after-tax (B)	4,789	69,690	(106)

Earnings, as adjusted (C)	$305,192	$204,773	$177,040

Average diluted shares outstanding (D)	174,124	151,528	140,713
GAAP diluted earnings per share: A/D	$1.73	$0.89	$1.26
Adjustments after-tax: B/D	0.02	0.46	—

Diluted earnings per common share excluding adjustments: C/D	$1.75	$1.35	$1.26

(1)

Hurricane expenses for 2018 include $470,000 of damage expense related to Hurricane Michael and expenses for 2017 include $32.9 million of provision for loan losses and $556,000 of damage expense related to Hurricane Irma.

(2)	Effective tax rate of 26.135% for 2018 and 39.225% for 2017, adjusted for non-taxable gain on acquisition and non-deductible merger-related costs.

We had $1.00 billion, $977.3 million and $396.3 million total goodwill, core deposit intangibles and other intangible assets as of December 31, 2018, 2017 and 2016, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per common share excluding intangible amortization, tangible book value per common share, return on average assets excluding intangible amortization, return on average tangible common equity excluding intangible amortization and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per common share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 25 through 28, respectively.

Table 25: Tangible Book Value Per Share

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Book value per share: A/B	$13.76	$12.70	$9.45
Tangible book value per share: (A-C-D)/B	7.90	7.07	6.63
(A) Total equity	$2,349,886	$2,204,291	$1,327,490
(B) Shares outstanding	170,720	173,633	140,472
(C) Goodwill	$958,408	$927,949	$377,983
(D) Core deposit and other intangibles	42,896	49,351	18,311

Table 26: Return on Average Assets Excluding Intangible Amortization

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Return on average assets: A/D	2.06%	1.17%	1.85%
Return on average assets excluding intangible amortization: (A+B)/(D-E)	2.25	1.26	1.95
Return on average assets excluding gain on acquisitions, merger expenses, FDIC loss share buy-out expense, hurricane expenses & effect of tax rate change: (ROA, as adjusted) (A+C)/D	2.10	1.78	1.85
(A) Net income	$300,403	$135,083	$177,146
(B) Intangible amortization after-tax	4,767	2,557	1,903
(C) Adjustments after-tax	4,789	69,690	(106)
(D) Average assets	14,567,213	11,499,105	9,568,853
(E) Average goodwill, core deposits and other intangible assets	989,033	576,258	397,809

Table 27: Return on Average Tangible Equity Excluding Intangible Amortization

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Return on average equity: A/D	13.17%	8.23%	14.08%
Return on average common equity excluding gain on acquisitions, merger expenses, FDIC loss share buy-out expense, reduced provision for loan losses as a result of a significant loan recovery hurricane expenses & effect of tax rate change: (ROE, as adjusted) (A+C)/D	13.38	12.48	14.07
Return on average tangible equity excluding intangible amortization: B/(D-E)	23.62	12.92	20.82
Return on average tangible common equity excluding gain on acquisitions, merger expenses, FDIC loss share buy-out expense, reduced provision for loan losses as a result of a significant loan recovery, hurricane expenses & effect of tax rate change: (ROTCE, as adjusted) (A+C)/(D-E)	23.62	19.23	20.58
(A) Net income	$300,403	$135,083	$177,146
(B) Earnings excluding intangible amortization	305,170	137,640	179,049
(C) Adjustments after-tax	4,789	69,690	(106)
(D) Average equity	2,281,055	1,641,278	1,257,926
(E) Average goodwill, core deposits and other intangible assets	989,033	576,258	397,809

Table 28: Tangible Equity to Tangible Assets

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Equity to assets: B/A	15.36%	15.25%	13.53%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.43	9.11	9.89
(A) Total assets	$15,302,438	$14,449,760	$9,808,465
(B) Total equity	2,349,886	2,204,291	1,327,490
(C) Goodwill	958,408	927,949	377,983
(D) Core deposit and other intangibles	42,896	49,351	18,311

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

Table 29: Efficiency Ratio, As Adjusted

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net interest income (A)	$561,013	$455,905	$405,958
Non-interest income (B)	102,832	99,636	87,051
Non-interest expense (C)	264,003	240,208	191,755
FTE Adjustment (D)	5,513	7,856	7,924
Amortization of intangibles (E)	6,455	4,207	3,132
Adjustments:
Non-interest income:
Gain on acquisitions	$—	$3,807	$—
Gain (loss) on OREO, net	2,401	1,025	(554)
Gain (loss) on SBA loans	566	738	1,088
Gain (loss) on branches, equipment and other assets, net	(120)	(960)	700
Gain (loss) on securities, net	—	2,132	669
Other income(1)	—	—	925

Total non-core non-interest income (F)	$2,847	$6,742	$2,828

Non-interest expense:
Merger expenses	$6,013	$25,743	$433
FDIC loss share buy-out	—	—	3,849
Hurricane damage expense	470	556	—
Other expense(2)	—	47	2,283

Total non-core non-interest expense (G)	$6,483	$26,346	$6,565

Efficiency ratio (reported): ((C-E)/(A+B+D))	38.48%	41.89%	37.65%
Core efficiency ratio (non-GAAP): ((C-E-G)/(A+B+D-F))	37.67	37.66	36.55

(1)	Amount includes recoveries on historical losses.
(2)	Amount includes vacant properties write-downs.

Table 30 presents selected unaudited quarterly financial information for 2018 and 2017.

Table 30: Quarterly Results

	2018 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$160,976	$166,561	$180,051	$177,780	$685,368
Total interest expense	24,767	27,949	34,141	37,498	124,355

Net interest income	136,209	138,612	145,910	140,282	561,013
Provision for loan losses	1,600	2,722	—	—	4,322

Net interest income after provision for loan losses	134,609	135,890	145,910	140,282	556,691
Total non-interest income	25,805	27,673	25,847	23,507	102,832
Total non-interest expense	63,380	63,228	66,123	71,272	264,003

Income before income taxes	97,034	100,335	105,634	92,517	395,520
Income tax expense	23,970	24,310	25,350	21,487	95,117

Net income	$73,064	$76,025	$80,284	$71,030	$300,403

Per share data:
Basic earnings per common share	$0.42	$0.44	$0.46	$0.41	$1.73
Diluted earnings per common share	0.42	0.44	0.46	0.41	1.73

	2017 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$114,494	$122,863	$123,913	$158,981	$520,251
Total interest expense	9,679	15,511	17,144	22,012	64,346

Net interest income	104,815	107,352	106,769	136,969	455,905
Provision for loan losses	3,914	387	35,023	4,926	44,250

Net interest income after provision for loan losses	100,901	106,965	71,746	132,043	411,655
Total non-interest income	26,470	24,417	21,457	27,292	99,636
Total non-interest expense	55,141	51,003	70,846	63,218	240,208

Income before income taxes	72,230	80,379	22,357	96,117	271,083
Income tax expense	25,374	30,282	7,536	72,808	136,000

Net income	$46,856	$50,097	$14,821	$23,309	$135,083

Per share data:
Basic earnings per common share	$0.33	$0.35	$0.10	$0.13	$0.90
Diluted earnings per common share	0.33	0.35	0.10	0.13	0.89

Recent Accounting Pronouncements

See Note 24 to the Notes to Consolidated Financial Statements for a discussion of certain recent accounting pronouncements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Market Risk Management

Liquidity Management. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows us to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Our primary source of liquidity for our holding company is dividends paid by our bank subsidiary. Applicable statutes and regulations impose restrictions on the amount of dividends that may be declared by our bank subsidiary. Further, any dividend payments are subject to the continuing ability of the bank subsidiary to maintain compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution.

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of December 31, 2018, our cash and cash equivalents were $657.9 million, or 4.3% of total assets, compared to $635.9 million, or 4.4% of total assets, as of December 31, 2017. Our available-for-sale investment securities and federal funds sold were $1.79 billion and $1.69 billion as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, our investment portfolio was comprised of approximately 73.1% or $1.31 billion of securities which mature in less than five years. As of December 31, 2018 and 2017, $1.32 billion and $1.18 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of December 31, 2018, our total deposits were $10.90 billion, or 71.2% of total assets, compared to $10.39 billion, or 71.9% of total assets, as of December 31, 2017. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

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

As of December 31, 2018 and 2017, we could have borrowed up to $288.0 million and $106.4 million, respectively, on a secured basis from the Federal Reserve, up to $50.0 million from First National Bankers’ Bank on an unsecured basis, and up to $45.0 million in the aggregate from other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $1.47 billion and $1.30 billion at December 31, 2018 and 2017, respectively. Other borrowed funds were $2.5 million and are classified as short-term advances as of December 31, 2018. At December 31, 2018, $782.6 million and $698.8 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2017, $525.0 million and $774.2 million of the outstanding balance were issued as short-term and long-term advances, respectively. Our FHLB borrowing capacity was $2.62 and $1.96 billion as of December 31, 2018 and 2017, respectively.

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

For purposes of determining our liquidity position, we use the primary liquidity ratio; a measure of liquidity calculated as the excess Federal Reserve Bank balances plus federal funds sold plus unpledged securities divided by total liabilities. We also use the alternative liquidity ratio which is calculated as cash and due from banks plus federal funds sold plus unpledged securities divided by total liabilities. Our primary liquidity ratio and alternative liquidity ratio were 8.50% and 10.89%, respectively, as of December 31, 2018. Management believes our current liquidity position is adequate to meet foreseeable liquidity requirements.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2018, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 31 presents our sensitivity to net interest income as of December 31, 2018.

Table 31: Sensitivity of Net Interest Income

Percentage
Change
Interest Rate Scenario	from Base
Up 200 basis points	5.77%
Up 100 basis points	3.16
Down 100 basis points	(5.90)
Down 200 basis points	(11.90)

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of December 31, 2018, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 1.2%.

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

Table 32 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of December 31, 2018.

Table 32: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$482,915	$—	$—	$—	$—	$—	$—	$482,915
Federal funds sold	325	—	—	—	—	—	—	325
Investment securities	290,771	56,617	54,121	136,971	203,274	499,002	737,882	1,978,638
Loans receivable	3,403,325	639,552	805,744	1,356,484	1,704,797	2,495,465	666,512	11,071,879

Total earning assets	4,177,336	696,169	859,865	1,493,455	1,908,071	2,994,467	1,404,394	13,533,757

Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$1,218,028	$514,287	$771,431	$1,542,862	$884,867	$643,506	$1,049,429	$6,624,407
Time deposits	201,778	187,292	282,728	849,734	244,375	105,496	2,736	1,874,139
Securities sold under repurchase agreements	143,679	—	—	—	—	—	—	143,679
FHLB borrowed funds	330.580	450,797	15,046	478,853	197,117	—	—	1,472,393
Subordinated debentures	70,841	—	—	—	—	297,949	—	368,790

Total interest-bearing liabilities	1,964,906	1,152,376	1,069,205	2,871,449	1,326,359	1,046,951	1,052,162	10,483,408

Interest rate sensitivity gap	$2,212,430	$(456,207)	$(209,340)	$(1,377,994)	$581,712	$1,947,516	$352,232	$3,050,349

Cumulative interest rate sensitivity gap	$2,212,430	$1,756,223	$1,546,883	$168,889	$750,601	$2,698,117	$3,050,349
Cumulative rate sensitive assets to rate sensitive liabilities	212.6%	156.3%	136.9%	102.4%	109.0%	128.6%	129.1%
Cumulative gap as a % of total earning assets	16.3%	13.0%	11.4%	1.2%	5.5%	19.9%	22.5%

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 is effective based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, is included herein.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

February 26, 2019

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

Opinion on the Internal Control Over Financial Reporting

We have audited Home BancShares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated February 26, 2019, expressed an unqualified opinion thereon.

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

/s/ BKD, LLP

Little Rock, Arkansas

February 26, 2019

Home BancShares, Inc.

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2018	2017
Assets
Cash and due from banks	$175,024	$166,915
Interest-bearing deposits with other banks	482,915	469,018

Cash and cash equivalents	657,939	635,933
Federal funds sold	325	24,109
Investment securities – available-for-sale	1,785,862	1,663,517
Investment securities – held-to-maturity	192,776	224,756
Loans receivable	11,071,879	10,331,188
Allowance for loan losses	(108,791)	(110,266)

Loans receivable, net	10,963,088	10,220,922
Bank premises and equipment, net	233,261	237,439
Foreclosed assets held for sale	13,236	18,867
Cash value of life insurance	148,621	146,866
Accrued interest receivable	48,945	45,708
Deferred tax asset, net	73,275	76,564
Goodwill	958,408	927,949
Core deposit and other intangibles	42,896	49,351
Other assets	183,806	177,779

Total assets	$15,302,438	$14,449,760

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$2,401,232	$2,385,252
Savings and interest-bearing transaction accounts	6,624,407	6,476,819
Time deposits	1,874,139	1,526,431

Total deposits	10,899,778	10,388,502
Securities sold under agreements to repurchase	143,679	147,789
FHLB and other borrowed funds	1,472,393	1,299,188
Accrued interest payable and other liabilities	67,912	41,959
Subordinated debentures	368,790	368,031

Total liabilities	12,952,552	12,245,469

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 200,000,000 in 2018 and 2017; shares issued and outstanding 170,720,072 in 2018 and 173,632,983 in 2017	1,707	1,736
Capital surplus	1,609,810	1,675,318
Retained earnings	752,184	530,658
Accumulated other comprehensive (loss) income	(13,815)	(3,421)

Total stockholders’ equity	2,349,886	2,204,291

Total liabilities and stockholders’ equity	$15,302,438	$14,449,760

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Interest income:
Loans	$630,596	$479,189	$403,394
Investment securities
Taxable	36,833	26,776	21,246
Tax-exempt	13,257	11,967	11,417
Deposits – other banks	4,649	2,309	471
Federal funds sold	33	10	9

Total interest income	685,368	520,251	436,537

Interest expense:
Interest on deposits	79,589	33,777	15,926
Federal funds purchased	1	1	2
FHLB and other borrowed funds	22,354	14,513	12,484
Securities sold under agreements to repurchase	1,822	918	574
Subordinated debentures	20,589	15,137	1,593

Total interest expense	124,355	64,346	30,579

Net interest income	561,013	455,905	405,958
Provision for loan losses	4,322	44,250	18,608

Net interest income after provision for loan losses	556,691	411,655	387,350

Non-interest income:
Service charges on deposit accounts	26,851	24,922	25,049
Other service charges and fees	36,591	36,127	30,200
Trust fees	1,552	1,678	1,457
Mortgage lending income	12,379	13,286	14,399
Insurance commissions	2,110	1,948	2,296
Increase in cash value of life insurance	2,856	1,989	1,412
Dividends from FHLB, FRB, First National Bankers’ Bank & other	5,757	3,485	3,091
Gain on acquisitions	—	3,807	—
Gain on sale of SBA loans	566	738	1,088
Gain (loss) on sale of branches, equipment and other assets, net	(120)	(960)	700
Gain (loss) on OREO, net	2,401	1,025	(554)
Gain (loss) on securities, net	—	2,132	669
FDIC indemnification accretion/(amortization), net	—	—	(772)
Other income	11,889	9,459	8,016

Total non-interest income	102,832	99,636	87,051

Non-interest expense:
Salaries and employee benefits	143,545	119,369	101,962
Occupancy and equipment	33,960	30,055	26,129
Data processing expense	14,428	11,998	10,499
Other operating expenses	72,070	78,786	53,165

Total non-interest expense	264,003	240,208	191,755

Income before income taxes	395,520	271,083	282,646
Income tax expense	95,117	136,000	105,500

Net income	$300,403	$135,083	$177,146

Basic earnings per common share	$1.73	$0.90	$1.26

Diluted earnings per common share	$1.73	$0.89	$1.26

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net income available to all stockholders	$300,403	$135,083	$177,146
Net unrealized gain (loss) on available-for-sale securities	(12,983)	(3,419)	(5,546)
Less: reclassification adjustment for realized (gains) losses included in income	—	(2,132)	(669)
Effect of tax rate change on unrealized gain (loss) on available-for-sale securities	—	(737)	—

Other comprehensive income (loss), before tax effect	(12,983)	(6,288)	(6,215)
Tax effect on other comprehensive (loss) income	3,579	2,467	2,438

Other comprehensive income (loss)	(9,404)	(3,821)	(3,777)

Comprehensive income	$290,999	$131,262	$173,369

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2018, 2017 and 2016

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2016	701	867,981	326,898	4,177	1,199,757
Comprehensive income:
Net income	—	—	177,146	—	177,146
Other comprehensive income (loss)	—	—	—	(3,777)	(3,777)
Net issuance of 492,739 shares of common stock from exercise of stock options plus issuance of 10,000 bonus shares of unrestricted common stock	3	1,492	—	—	1,495
Issuance of common stock – 2-for-1 stock split	702	(702)	—	—	—
Repurchase of 510,608 shares of common stock	(3)	(9,814)	—	—	(9,817)
Tax benefit from stock options exercised	—	4,154	—	—	4,154
Share-based compensation net issuance of 243,734 shares of restricted common stock	2	6,626	—	—	6,628

Cash dividends – Common Stock, $0.3425 per share	—	—	(48,096)	—	(48,096)
Balances at December 31, 2016	1,405	869,737	455,948	400	1,327,490
Comprehensive income:
Net income	—	—	135,083	—	135,083
Other comprehensive income (loss)	—	—	—	(3,821)	(3,821)
Net issuance of 185,116 shares of common stock from exercise of stock options	2	1,080	—	—	1,082
Issuance of 2,738,038 shares of common stock from acquisition of GHI, net of issuance costs of approximately $195	27	77,290	—	—	77,317
Issuance of 30,863,658 shares of common stock from acquisition of Stonegate, net of issuance costs of approximately $630	309	741,324	—	—	741,633
Repurchase of 857,800 shares of common stock	(9)	(20,816)	—	—	(20,825)
Share-based compensation net issuance of 231,766 shares of restricted common stock	2	6,703	—	—	6,705
Cash dividends – Common Stock, $0.4000 per share	—	—	(60,373)	—	(60,373)

Balances at December 31, 2017	$1,736	$1,675,318	$530,658	$(3,421)	$2,204,291
Comprehensive income:
Net income	—	—	300,403	—	300,403
Other comprehensive income (loss)	—	—	—	(9,404)	(9,404)
Net issuance of 201,371 shares of common stock from exercise of stock options	2	1,452	—	—	1,454
Issuance of 1,250,000 shares of common stock from acquisition of Shore Premier Finance	13	28,188	—	—	28,201
Impact of adoption of new accounting standards(1)	—	—	990	(990)	—
Repurchase of 5,307,689 shares of common stock	(53)	(104,223)	—	—	(104,276)
Share-based compensation net issuance of 961,125 shares of restricted common stock	9	9,075	—	—	9,084
Cash dividends – Common Stock, $0.46 per share	—	—	(79,867)	—	(79,867)

Balances at December 31, 2018	$1,707	$1,609,810	$752,184	$(13,815)	$2,349,886

(1)	Represents the impact of adopting Accounting Standard Update (“ASU”) 2016-01. See Note 1 to the consolidated financial statements for more information.

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2018	2017	2016
Operating Activities
Net income	$300,403	$135,083	$177,146
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	19,205	16,716	14,548
Amortization of securities, net	14,205	12,917	11,591
Accretion of purchased loans	(41,455)	(35,716)	(42,343)
Share-based compensation	9,084	6,705	6,628
Tax benefits from stock options exercised	—	—	(4,154)
(Gain) loss on assets	(3,302)	(4,223)	1,978
Gain on acquisitions	—	(3,807)	—
Provision for loan losses	4,322	44,250	18,608
Deferred income tax effect	3,289	34,084	12,705
Increase in cash value of life insurance	(2,856)	(1,989)	(1,412)
Originations of mortgage loans held for sale	(347,410)	(333,558)	(354,481)
Proceeds from sales of mortgage loans held for sale	327,488	345,501	337,128
Changes in assets and liabilities:
Accrued interest receivable	(2,413)	(6,451)	(1,706)
Indemnification and other assets	(2,419)	(37,285)	(11,520)
Accrued interest payable and other liabilities	24,078	(31,033)	10,985

Net cash provided by operating activities	302,219	141,194	175,701

Investing Activities
Net decrease (increase) in federal funds sold	23,784	(21,044)	—
Net increase in loans, excluding loans acquired	(329,001)	(137,219)	(722,322)
Purchases of investment securities – available-for-sale	(500,713)	(692,482)	(253,458)
Proceeds from maturities of investment securities – available-for-sale	348,032	184,280	284,392
Proceeds from sale of investment securities – available-for-sale	—	32,732	87,157
Proceeds from sale of equity securities	3,768	—	—
Purchases of investment securities – held-to-maturity	—	(281)	(25,933)
Proceeds from maturities of investment securities – held-to-maturity	31,360	58,162	49,231
Proceeds from qualified sale of investment securities – held-to-maturity	—	491	—
Proceeds from foreclosed assets held for sale	19,249	18,734	13,978
Proceeds from sale of SBA loans	9,443	13,630	17,910
Purchases of premises and equipment, net	(7,950)	(5,191)	(3,082)
Return of investment on cash value of life insurance	1,544	592	57
Net cash proceeds (paid) received – market acquisitions	(377,411)	227,842	—
Cash paid on FDIC loss share buy-out	—	—	(6,613)

Net cash used in investing activities	(777,895)	(319,754)	(558,683)

Financing Activities
Net increase in deposits, excluding deposits acquired	511,276	476,623	503,918
Net (decrease) increase in securities sold under agreements to repurchase	(4,110)	336	(7,099)
Net increase (decrease) in FHLB and other borrowed funds	173,205	(95,375)	(100,747)
Proceeds from exercise of stock options	1,454	1,082	1,495
Proceeds from issuance of subordinated debentures	—	297,201	—
Repurchase of common stock	(104,276)	(20,825)	(9,817)
Common stock issuance costs – market acquisitions	—	(825)	—
Tax benefits from stock options exercised	—	—	4,154
Dividends paid on common stock	(79,867)	(60,373)	(48,096)

Net cash provided by financing activities	497,682	597,844	343,808

Net change in cash and cash equivalents	22,006	419,284	(39,174)
Cash and cash equivalents – beginning of year	635,933	216,649	255,823

Cash and cash equivalents – end of year	$657,939	$635,933	$216,649

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”) and interest-bearing deposits with other banks. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. The required reserve balance at December 31, 2018 was $47.8 million.

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

Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Starting January 1, 2018, premiums are now amortized to call date under ASU 2017-08 and discounts are accreted to interest income using the constant yield method over the period to maturity.

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

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 121 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2018, 2017 and 2016, as required by FASB ASC 350, Intangibles—Goodwill and Other. The 2018, 2017 and 2016 tests indicated no impairment of the Company’s goodwill or core deposit intangibles.

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

During 2017, the Company acquired standalone derivative financial instruments from Stonegate (See Note 2). These derivative financial instruments consist of interest rate swaps and are recognized as assets and liabilities in the consolidated statements of financial condition at fair value. The Bank’s derivative instruments have not been designated as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in fair value recorded in other noninterest income. As of December 31, 2018 and 2017, these derivative instruments are not considered to be material to the Company’s financial position and results of operations. In addition, as of December 31, 2018 and December 31, 2017, the Company had derivative contracts outstanding associated with the mortgage loans held for sale portfolio.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any annual or interim period for which financial statements have not yet been issued, and all amendments in the ASU that apply must be adopted in the same period. The Company adopted the new guidance in the first quarter of 2017. Under the new guidance, excess tax benefits related to equity compensation have been recognized in the income tax expense in the consolidated statements of income rather than in capital surplus in the consolidated balance sheets and has been applied on a prospective basis. Changes to the statements of cash flows related to the classification of excess tax benefits and employee taxes paid for share-based payment arrangements have been implemented on a retrospective basis. The Company’s stock-based compensation plan has not historically generated material amounts of excess tax benefits or deficiencies and, therefore, the Company has not experienced a material change in the Company’s financial position or results of operations as a result of the adoption and implementation of ASU 2016-09. For additional information on the stock-based compensation plan, see Note 13.

Termination of Remaining Loss-Share Agreements

Effective July 27, 2016, we reached an agreement terminating our remaining loss-share agreements with the FDIC. As a result, $57.4 million of the loans, previously under loss-share agreements including their associated discounts which were previously classified as covered loans, migrated to non-covered loans status during 2016. Under the terms of the agreement, Centennial made a net payment of $6.6 million to the FDIC as consideration for the early termination of the loss share agreements, and all rights and obligations of Centennial and the FDIC under the loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated. This transaction with the FDIC created a one-time acceleration of the indemnification asset plus the negotiated settlement for the true-up liability and resulted in a negative $3.8 million pre-tax financial impact to the third quarter of 2016.

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

Revenue Recognition.

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The majority of our revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as our loans, letters of credit, investment securities and mortgage lending income, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our significant revenue-generating activities that are within the scope of ASC Topic 606, which are presented in our income statements as components of non-interest income are as follows:

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the years ended December 31:

	2018	2017	2016
	(In thousands, except per share data)
Net income	$300,403	$135,083	$177,146
Average common shares outstanding	173,657	150,806	140,418
Effect of common stock options	467	722	295

Diluted common shares outstanding	174,124	151,528	140,713

Basic earnings per common share	$1.73	$0.90	$1.26
Diluted earnings per common share	$1.73	$0.89	$1.26

2. Business Combinations

Acquisition of Shore Premier Finance

On June 30, 2018, the Company, completed the acquisition of Shore Premier Finance (“SPF”), a division of Union Bank & Trust of Richmond, Virginia, the bank subsidiary of Union Bankshares Corporation. The Company paid a purchase price of approximately $377.4 million in cash, subject to certain post-closing adjustments, and 1,250,000 shares of HBI common stock valued at approximately $28.2 million at the time of closing. SPF provides direct consumer financing for United States Coast Guard (“USCG”) registered high-end sail and power boats. Additionally, SPF provides inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.

Including the purchase accounting adjustments, as of acquisition date, SPF had approximately $377.0 million in total assets, including $376.2 million in total loans, which resulted in goodwill of $30.5 million being recorded.

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

Including the effects of purchase accounting adjustments, as of acquisition date, Stonegate had approximately $2.89 billion in total assets, $2.37 billion in loans and $2.53 billion in customer deposits. Stonegate formerly operated its banking business from 24 locations in key Florida markets with significant presence in Broward and Sarasota counties.

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

3. Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	December 31, 2018
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$418,605	$504	$(4,976)	$414,133
Residential mortgage-backed securities	580,183	1,230	(8,512)	572,901
Commercial mortgage-backed securities	463,084	539	(7,745)	455,878
State and political subdivisions	308,835	2,311	(2,589)	308,557
Other securities	34,336	304	(247)	34,393

Total	$1,805,043	$4,888	$(24,069)	$1,785,862

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$3,261	$14	$(71)	$3,204
Residential mortgage-backed securities	39,707	20	(689)	39,038
Commercial mortgage-backed securities	17,587	58	(267)	17,378
State and political subdivisions	132,221	1,815	(46)	133,990

Total	$192,776	$1,907	$(1,073)	$193,610

	December 31, 2017
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$407,387	$899	$(1,982)	$406,304
Residential mortgage-backed securities	481,981	538	(4,919)	477,600
Commercial mortgage-backed securities	497,870	332	(4,430)	493,772
State and political subdivisions	247,292	3,783	(774)	250,301
Other securities	34,617	1,225	(302)	35,540

Total	$1,669,147	$6,777	$(12,407)	$1,663,517

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$5,791	$15	$(15)	$5,791
Residential mortgage-backed securities	56,982	107	(402)	56,687
Commercial mortgage-backed securities	16,625	114	(40)	16,699
State and political subdivisions	145,358	3,031	(27)	148,362

Total	$224,756	$3,267	$(484)	$227,539

Assets, principally investment securities, having an amortized cost of approximately $1.32 billion and $1.18 billion at December 31, 2018 and 2017, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $143.7 million and $147.8 million at December 31, 2018 and 2017, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$391,560	$387,433	$85,661	$86,813
Due after one year through five years	919,583	908,823	64,163	63,941
Due after five years through ten years	371,909	369,147	11,447	11,443
Due after ten years	121,991	120,459	31,505	31,413

Total	$1,805,043	$1,785,862	$192,776	$193,610

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the year ended December 31, 2018, no available-for-sale securities were sold. However, approximately $3.8 million in equity securities carried at fair value were sold. There were no realized gains or losses recorded on the sales for the year ended December 31, 2018. The income tax expense/benefit to net security gains and losses was 26.135% of the gross amounts.

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

During 2018, no held-to-maturity securities were sold. During 2017, one held-to-maturity security experienced its second downgrade in its credit rating. The Company made a strategic decision to sell this held-to-maturity security for approximately $483,000, which resulted in a gross realized loss on the sale for the year ended December 31, 2017 of approximately $7,000. During 2016, no held-to-maturity securities were sold.

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

For the year ended December 31, 2018, the Company had approximately $21.8 million in unrealized losses, which were in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 73.1% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

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

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2018 and 2017:

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$148,392	$(1,398)	$192,456	$(3,649)	$340,848	$(5,047)
Residential mortgage-backed securities	95,001	(713)	386,279	(8,488)	481,280	(9,201)
Commercial mortgage-backed securities	33,917	(337)	368,705	(7,675)	402,622	(8,012)
State and political subdivisions	64,376	(763)	77,602	(1,872)	141,978	(2,635)
Other securities	3,364	(154)	8,307	(93)	11,671	(247)

Total	$345,050	$(3,365)	$1,033,349	$(21,777)	$1,378,399	$(25,142)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$234,213	$(1,288)	$40,122	$(709)	$274,335	$(1,997)
Residential mortgage-backed securities	389,541	(3,656)	99,989	(1,665)	489,530	(5,321)
Commercial mortgage-backed securities	314,301	(2,343)	120,365	(2,127)	434,666	(4,470)
State and political subdivisions	41,299	(331)	20,980	(470)	62,279	(801)
Other securities	—	—	9,852	(302)	9,852	(302)

Total	$979,354	$(7,618)	$291,308	$(5,273)	$1,270,662	$(12,891)

As of December 31, 2018, the Company’s securities portfolio consisted of 1,321 investment securities, 683 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $25.1 million. The U.S government-sponsored enterprises portfolio contained unrealized losses of $5.0 million on 95 securities. The residential mortgage-backed securities portfolio contained $9.2 million of unrealized losses on 290 securities, and the commercial mortgage-backed securities portfolio contained $8.0 million of unrealized losses on 124 securities. The state and political subdivisions portfolio contained $2.6 million of unrealized losses on 169 securities. In addition, the other securities portfolio contained $247,000 of unrealized losses on 5 securities. The unrealized losses on the Company’s investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

Income earned on securities for the years ended is as follows:

	December 31,
	2018	2017	2016
	(In thousands)
Taxable:
Available-for-sale	$35,026	$24,231	$17,880
Held-to-maturity	1,807	2,545	3,366
Tax-exempt:
Available-for-sale	8,226	6,441	6,238
Held-to-maturity	5,031	5,526	5,179

Total	$50,090	$38,743	$32,663

4.	Loans Receivable

The various categories of loans receivable are summarized as follows:

	December 31,
	2018	2017
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,806,684	$4,600,117
Construction/land development	1,546,035	1,700,491
Agricultural	76,433	82,229
Residential real estate loans
Residential 1-4 family	1,975,586	1,970,311
Multifamily residential	560,475	441,303

Total real estate	8,965,213	8,794,451
Consumer	443,105	46,148
Commercial and industrial	1,476,331	1,297,397
Agricultural	48,562	49,815
Other	138,668	143,377

Loans receivable	$11,071,879	$10,331,188

During the year ended December 31, 2018, the Company sold $8.9 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $566,000. During the year ended December 31, 2017, the Company sold $12.9 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $738,000. During the year ended December 31, 2016, the Company sold $16.8 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $1.1 million.

Mortgage loans held for sale of approximately $64.2 million and $44.3 million at December 31, 2018 and 2017, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at December 31, 2018 and 2017 were not material.

The Company had $2.90 billion of purchased loans, which includes $113.6 million of discount for credit losses on purchased loans, at December 31, 2018. The Company had $39.3 million and $74.3 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of December 31, 2018. The Company had $3.46 billion of purchased loans, which includes $146.6 million of discount for credit losses on purchased loans, at December 31, 2017. The Company had $51.9 million and $94.7 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of December 31, 2017.

5.	Allowance for Loan Losses, Credit Quality and Other

In 2017, the Company established a $32.9 million storm-related provision for loans affected by Hurricane Irma. The $32.9 million of storm-related provision for loan losses was calculated by taking a 5.0% allocation on the loans in the Florida Key loans receivable balances, a 5.0% allocation on specific large loans located in the path of the hurricane on the mainland of Florida, and a 0.75% allocation on balances in the remaining counties within the FEMA-designated disaster areas. As of December 31, 2018, $2.5 million in charge-offs had been taken against the storm-related allowance for loan losses. As a result, management reevaluated the storm-related allowance for Hurricane Irma. Based on this analysis, management determined a $2.9 million storm-related allowance was still necessary. This amount was calculated by assigning a 0.10% to 0.35% allocation on the loans in the impacted counties, with the counties most heavily impacted receiving the 0.35% allocation. During the fourth quarter of 2018, Hurricane Michael made landfall in the Florida Panhandle as a Category 4 hurricane. Due to this event, the Company’s management performed an analysis on the loans with collateral in the impacted counties in the Florida Panhandle. Based on this analysis, management determined a $20.4 million storm-related provision was necessary. This amount was calculated by taking a 1.0% to 6.0% allocation on the loans in the impacted counties. The counties that experienced the most damage were assigned a 6.0% allocation. After establishing the storm-related provision for Hurricane Michael and adjusting the allowance for Hurricane Irma, the storm-related allowance was $23.3 million for the year ended December 31, 2018.

The following table presents a summary of changes in the allowance for loan losses:

December 31, 2018
(In thousands)
Allowance for loan losses:
Beginning balance	$110,266
Loans charged off	(8,988)
Recoveries of loans previously charged off	3,191

Net loans recovered (charged off)	(5,797)

Provision for loan losses	4,322

Balance, December 31, 2018	$108,791

The following tables present the balance in the allowance for loan losses for the year ended December 31, 2018, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of December 31, 2018. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2018
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$20,343	$43,939	$24,506	$15,292	$3,334	$2,852	$110,266
Loans charged off	(399)	(1,211)	(2,744)	(2,221)	(2,413)	—	(8,988)
Recoveries of loans previously charged off	180	527	924	624	936	—	3,191

Net loans recovered (charged off)	(219)	(684)	(1,820)	(1,597)	(1,477)	—	(5,797)
Provision for loan losses	1,178	(919)	4,048	1,286	1,581	(2,852)	4,322

Balance, December 31	$21,302	$42,336	$26,734	$14,981	$3,438	$—	$108,791

	As of December 31, 2018
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$732	$468	$100	$21	$—	$—	$1,321
Loans collectively evaluated for impairment	20,336	41,512	25,970	14,789	3,438	—	106,045

Loans evaluated for impairment balance, December 31	21,068	41,980	26,070	14,810	3,438	—	107,366

Purchased credit impaired loans	234	356	664	171	—	—	1,425

Balance, December 31	$21,302	$42,336	$26,734	$14,981	$3,438	$—	$108,791
Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$14,519	$58,706	$29,535	$30,251	$3,688	$—	$136,699
Loans collectively evaluated for impairment	1,522,520	4,741,484	2,473,467	1,431,608	624,561	—	10,793,640

Loans evaluated for impairment balance, December 31	1,537,039	4,800,190	2,503,002	1,461,859	628,249	—	10,930,339

Purchased credit impaired loans	8,996	82,927	33,059	14,472	2,086	—	141,540

Balance, December 31	$1,546,035	$4,883,117	$2,536,061	$1,476,331	$630,335	$—	$11,071,879

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

	Year Ended December 31, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$10,782	$26,798	$14,818	$9,324	$5,016	$2,486	$69,224
Loans charged off	(382)	(3,586)	(5,597)	(5,778)	(2,158)	—	(17,501)
Recoveries of loans previously charged off	1,125	857	1,152	5,533	1,004	—	9,671

Net loans recovered (charged off)	743	(2,729)	(4,445)	(245)	(1,154)	—	(7,830)
Provision for loan losses	(3)	4,119	6,144	3,677	326	4,345	18,608

Balance, December 31	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002

	As of December 31, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$1,416	$103	$95	$—	$—	$1,629
Loans collectively evaluated for impairment	11,463	25,641	15,796	12,596	4,176	6,831	76,503

Loans evaluated for impairment balance, December 31	11,478	27,057	15,899	12,691	4,176	6,831	78,132

Purchased credit impaired loans	44	1,131	618	65	12	—	1,870

Balance, December 31	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$12,374	$74,723	$35,187	$25,873	$1,096	$—	$149,253
Loans collectively evaluated for impairment	1,105,921	3,080,201	1,608,805	1,085,891	198,064	—	7,078,882

Loans evaluated for impairment balance, December 31	1,118,295	3,154,924	1,643,992	1,111,764	199,160	—	7,228,135

Purchased credit impaired loans	17,548	75,933	53,070	11,449	1,564	—	159,564

Balance, December 31	$1,135,843	$3,230,857	$1,697,062	$1,123,213	$200,724	$—	$7,387,699

The following is an aging analysis for loans receivable for the years ended December 31, 2018 and 2017:

	December 31, 2018
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,598	$927	$24,710	$29,235	$4,777,449	$4,806,684	$9,679
Construction/land development	2,057	261	8,761	11,079	1,534,956	1,546,035	3,481
Agricultural	98	—	20	118	76,315	76,433	—
Residential real estate loans
Residential 1-4 family	5,890	3,745	19,137	28,772	1,946,814	1,975,586	1,753
Multifamily residential	—	200	972	1,172	559,303	560,475	—

Total real estate	11,643	5,133	53,600	70,376	8,894,837	8,965,213	14,913
Consumer	5,712	168	3,632	9,512	433,593	443,105	720
Commercial and industrial	1,237	87	6,977	8,301	1,468,030	1,476,331	1,526
Agricultural and other	1,121	—	33	1,154	186,076	187,230	—

Total	$19,713	$5,388	$64,242	$89,343	$10,982,536	$11,071,879	$17,159

	December 31, 2017
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$6,331	$1,480	$12,719	$20,530	$4,579,587	$4,600,117	$3,119
Construction/land development	834	13	8,258	9,105	1,691,386	1,700,491	3,247
Agricultural	—	221	19	240	81,989	82,229	—
Residential real estate loans
Residential 1-4 family	9,066	2,013	16,612	27,691	1,942,620	1,970,311	2,175
Multifamily residential	—	—	253	253	441,050	441,303	100

Total real estate	16,231	3,727	37,861	57,819	8,736,632	8,794,451	8,641
Consumer	252	51	171	474	45,674	46,148	26
Commercial and industrial	2,073	1,030	6,528	9,631	1,287,766	1,297,397	1,944
Agricultural and other	288	113	137	538	192,654	193,192	54

Total	$18,844	$4,921	$44,697	$68,462	$10,262,726	$10,331,188	$10,665

Non-accruing loans at December 31, 2018 and 2017 were $47.1 million and $34.0 million, respectively.

The following is a summary of the impaired loans as of December 31, 2018, 2017 and 2016:

	December 31, 2018
				Year Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$42	$42	$—	$34	$3
Construction/land development	16	16	—	27	1
Agricultural	11	11	—	15	1
Residential real estate loans
Residential 1-4 family	223	223	—	193	16
Multifamily residential	—	—	—	—	—

Total real estate	292	292	—	269	21
Consumer	27	27	—	24	2
Commercial and industrial	236	236	—	199	13
Agricultural and other	—	—	—	—	—

Total loans without a specific valuation allowance	555	555	—	492	36
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	42,474	38,594	460	34,891	1,632
Construction/land development	13,178	12,091	732	12,337	307
Agricultural	291	294	8	388	18
Residential real estate loans
Residential 1-4 family	22,570	20,526	58	19,017	485
Multifamily residential	2,369	2,369	42	2,166	83

Total real estate	80,882	73,874	1,300	68,799	2,525
Consumer	3,830	3,629	—	1,236	52
Commercial and industrial	11,176	7,550	21	10,599	257
Agricultural and other	33	32	—	146	3

Total loans with a specific valuation allowance	95,921	85,085	1,321	80,780	2,837
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	42,516	38,636	460	34,925	1,635
Construction/land development	13,194	12,107	732	12,364	308
Agricultural	302	305	8	403	19
Residential real estate loans
Residential 1-4 family	22,793	20,749	58	19,210	501
Multifamily residential	2,369	2,369	42	2,166	83

Total real estate	81,174	74,166	1,300	69,068	2,546
Consumer	3,857	3,656	—	1,260	54
Commercial and industrial	11,412	7,786	21	10,798	270
Agricultural and other	33	32	—	146	3

Total impaired loans	$96,476	$85,640	$1,321	$81,272	$2,873

Note: Purchased credit impaired loans are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased credit impaired loans being classified as impaired loans as of December 31, 2018.

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

Interest recognized on impaired loans during the years ended December 31, 2018, 2017 and 2016 was approximately $2.9 million, $2.4 million and $2.3 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified loans (excluding loans accounted for under ASC Topic 310-30) by class as of December 31, 2018 and 2017:

	December 31, 2018
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$44,089	$484	$—	$44,573
Construction/land development	15,236	—	—	15,236
Agricultural	301	3	—	304
Residential real estate loans
Residential 1-4 family	34,731	253	—	34,984
Multifamily residential	972	—	—	972

Total real estate	95,329	740	—	96,069
Consumer	3,226	3	—	3,229
Commercial and industrial	16,362	585	—	16,947
Agricultural and other	48	—	—	48

Total	$114,965	$1,328	$—	$116,293

	December 31, 2017
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$20,933	$518	$—	$21,451
Construction/land development	24,013	204	—	24,217
Agricultural	321	—	—	321
Residential real estate loans
Residential 1-4 family	23,420	564	—	23,984
Multifamily residential	939	—	—	939

Total real estate	69,626	1,286	—	70,912
Consumer	159	9	—	168
Commercial and industrial	12,818	80	—	12,898
Agricultural and other	136	—	—	136

Total	$82,739	$1,375	$—	$84,114

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

The following is a presentation of loans receivable by class and risk rating as of December 31, 2018 and 2017:

	December 31, 2018
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$443	$296	$2,740,068	$1,912,191	$26,361	$44,573	$4,723,932
Construction/land development	17	645	264,507	1,255,258	1,377	15,236	1,537,040
Agricultural	—	—	37,377	38,295	282	304	76,258
Residential real estate loans
Residential 1-4 family	715	738	1,453,859	446,557	7,078	34,984	1,943,931
Multifamily residential	—	—	388,572	169,526	—	972	559,070

Total real estate	1,175	1,679	4,884,383	3,821,827	35,098	96,069	8,840,231
Consumer	13,432	4,298	401,209	18,409	442	3,229	441,019
Commercial and industrial	21,673	13,310	737,218	649,390	23,321	16,947	1,461,859
Agricultural and other	737	3,423	133,901	48,567	554	48	187,230

Total risk rated loans	$37,017	$22,710	$6,156,711	$4,538,193	$59,415	$116,293	10,930,339

Purchased credit impaired loans							141,540

Total loans receivable							$11,071,879

	December 31, 2017
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,015	$558	$2,595,844	$1,745,778	$119,656	$21,451	$4,484,302
Construction/land development	28	583	280,980	1,373,133	6,438	24,217	1,685,379
Agricultural	—	19	53,018	27,515	1,150	321	82,023
Residential real estate loans
Residential 1-4 family	1,140	969	1,414,849	475,619	11,658	23,984	1,928,219
Multifamily residential	—	—	329,070	103,071	213	939	433,293

Total real estate	2,183	2,129	4,673,761	3,725,116	139,115	70,912	8,613,216
Consumer	13,106	808	22,479	8,532	70	168	45,163
Commercial and industrial	20,870	7,543	627,316	592,088	22,313	12,898	1,283,028
Agricultural and other	1,986	3,914	147,323	38,370	—	136	191,729

Total risk rated loans	$38,145	$14,394	$5,470,879	$4,364,106	$161,498	$84,114	10,133,136

Purchased credit impaired loans							198,052

Total loans receivable							$10,331,188

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of December 31, 2018, 2017 and 2016:

	December 31, 2018
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	17	$15,227	$8,482	$982	$4,475	$13,939
Construction/land development	2	584	546	17	—	563
Agricultural	2	345	283	14	—	297
Residential real estate loans
Residential 1-4 family	22	3,204	1,059	281	1,022	2,362
Multifamily residential	3	1,701	1,253	—	286	1,539

Total real estate	46	21,061	11,623	1,294	5,783	18,700
Consumer	5	38	18	9	—	27
Commercial and industrial	14	1,679	897	105	—	1,002
Agricultural and other	—	—	—	—	—	—

Total	65	$22,778	$12,538	$1,408	$5,783	$19,729

	December 31, 2017
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	16	$16,853	$8,815	$250	$5,513	$14,578
Construction/land development	5	782	689	75	—	764
Agricultural	2	345	282	22	—	304
Residential real estate loans
Residential 1-4 family	21	5,607	1,926	81	1,238	3,245
Multifamily residential	3	1,701	1,340	—	287	1,627

Total real estate	47	25,288	13,052	428	7,038	20,518
Consumer	3	19	—	18	—	18
Commercial and industrial	11	951	445	50	1	496
Agricultural and other	1	166	166	—	—	166

Total	62	$26,424	$13,663	$496	$7,039	$21,198

	December 31, 2016
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	17	$21,344	$14,600	$263	$5,542	$20,405
Construction/land development	1	560	556	—	—	556
Agricultural	2	146	—	43	80	123
Residential real estate loans
Residential 1-4 family	21	5,179	2,639	124	1,017	3,780
Multifamily residential	1	295	—	—	290	290

Total real estate	42	27,524	17,795	430	6,929	25,154
Commercial and industrial	6	395	237	115	10	362

Total	48	$27,919	$18,032	$545	$6,939	$25,516

The following is a presentation of TDRs on non-accrual status as of December 31, 2018, 2017 and 2016 because they are not in compliance with the modified terms:

	December 31, 2018		December 31, 2017		December 31, 2016
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	4	$2,950	2	$1,161	2	$696
Construction/land development	1	546	—	—	—	—
Agricultural	1	14	1	22	2	123
Residential real estate loans
Residential 1-4 family	8	778	8	850	13	2,240
Multifamily residential	1	142	1	153	—	—

Total real estate	15	4,430	12	2,186	17	3,059
Consumer	1	2	—	—	—	—
Commercial and industrial	6	194	1	—	—	—

Total	22	$4,626	13	$2,186	17	$3,059

The following is a presentation of total foreclosed assets as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$5,555	$9,766
Construction/land development	3,534	5,920
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	4,142	2,654
Multifamily residential	5	527

Total foreclosed assets held for sale	$13,236	$18,867

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

Changes in the carrying amount of the accretable yield for purchased credit impaired loans were as follows for the year ended December 31, 2018 for the Company’s acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$41,803	$198,052
Reforecasted future interest payments for loan pools	(474)	—
Accretion recorded to interest income	(17,797)	17,797
Acquisitions	808	2,403
Adjustment to yield	9,420	—
Transfers to foreclosed assets held for sale	—	2,190
Payments received, net	—	(78,902)

Balance at end of period	$33,759	$141,540

The loan pools were evaluated by the Company and are currently forecasted to have a quicker run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $474,000. This updated forecast does not change the expected weighted-average yields on the loan pools.

During the 2018 impairment tests on the estimated cash flows of loans, the Company established that several loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $9.4 million as an additional adjustment to yield over the weighted-average life of the loans.

6.	Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at December 31, 2018 and 2017, were as follows:

	December 31, 2018	December 31, 2017
	(In thousands)
Goodwill
Balance, beginning of period	$927,949	$377,983
Acquisitions	30,459	549,966

Balance, end of period	$958,408	$927,949

	December 31, 2018	December 31, 2017
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$49,351	$18,311
Acquisitions	—	35,247
Amortization expense	(6,455)	(4,207)

Balance, end of year	$42,896	$49,351

The carrying basis and accumulated amortization of core deposits and other intangibles at December 31, 2018 and 2017 were:

	December 31, 2018	December 31, 2017
	(In thousands)
Gross carrying amount	$86,625	$86,625
Accumulated amortization	(43,729)	(37,274)

Net carrying amount	$42,896	$49,351

Core deposit and other intangible amortization expense for the years ended December 31, 2018, 2017 and 2016 was approximately $6.5 million, $4.2 million and $3.1 million, respectively. Core deposit and other intangibles are tested annually for impairment during the fourth quarter. During the 2018 review, no impairment was found. Including all of the mergers completed as of December 31, 2017, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2019 through 2023 is approximately: 2019 – $6.5 million; 2020 – $5.9 million; 2021 – $5.7 million; 2022 – $5.7 million; 2023 – $5.5 million.

The carrying amount of the Company’s goodwill was $958.4 million and $927.9 million at December 31, 2018 and 2017, respectively. Goodwill is tested annually for impairment during the fourth quarter. During the 2018 review, no impairment was found. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7.	Other Assets

Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of December 31, 2018 and 2017 other assets were $183.8 million and $177.8 million, respectively.

The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $134.6 million and $132.1 million at December 31, 2018 and December 31, 2017, respectively, and are accounted for at cost.

The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $25.1 million and $23.9 million at December 31, 2018 and December 31, 2017, respectively. There were no transactions during the period that would indicate a material change in fair value. Therefore, these investments were accounted for at cost, less impairment.

8.	Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $922.0 million and $636.9 million at December 31, 2018 and 2017, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.41 billion and $998.3 million at December 31, 2018 and 2017, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $17.7 million, $8.3 million and $4.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, brokered deposits were $660.2 million and $1.03 billion, respectively.

The following is a summary of the scheduled maturities of all time deposits at December 31, 2018 (in thousands):

One month or less	$201,778
Over 1 month to 3 months	187,292
Over 3 months to 6 months	282,728
Over 6 months to 12 months	849,734
Over 12 months to 2 years	244,375
Over 2 years to 3 years	64,440
Over 3 years to 5 years	41,056
Over 5 years	2,736

Total time deposits	$1,874,139

Deposits totaling approximately $1.97 billion and $1.51 billion at December 31, 2018 and 2017, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9.	Securities Sold Under Agreements to Repurchase

At December 31, 2018 and 2017, securities sold under agreements to repurchase totaled $143.7 million and $147.8 million, respectively. For the years ended December 31, 2018 and 2017, securities sold under agreements to repurchase daily weighted-average totaled $148.3 million and $134.7 million, respectively. The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2018 and 2017 is presented in the following tables:

	December 31, 2018
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$19,124	$—	$—	$—	$19,124
Mortgage-backed securities	9,184	—	—	—	9,184
State and political subdivisions	98,841	—	—	—	98,841
Other securities	16,530	—	—	—	16,530

Total borrowings	$143,679	$—	$—	$—	$143,679

	December 31, 2017
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$11,525	$—	$—	$10,000	$21,525
Mortgage-backed securities	21,255	—	—	—	21,255
State and political subdivisions	85,428	—	—	—	85,428
Other securities	19,581	—	—	—	19,581

Total borrowings	$137,789	$—	$—	$10,000	$147,789

10.	FHLB and Other Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $1.47 billion and $1.30 billion at December 31, 2018 and 2017, respectively. Other borrowed funds were $2.5 million and are classified as short-term advances as of December 31, 2018. At December 31, 2018, $782.6 million and $689.8 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2017, $525.0 million and $774.2 million of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2033 with fixed interest rates ranging from 1.00% to 4.80% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $821.3 million and $695.3 million at December 31, 2018 and 2017, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2018 and 2017, respectively.

Maturities of borrowings with original maturities exceeding one year at December 31, 2018, are as follows (in thousands):

	By Contractual Maturity	By Call Date
2019	$925,598	$1,275,598
2020	146,428	196,428
2021	—	—
2022	—	—
2023	—	—
Thereafter	400,367	367

	$1,472,393	$1,472,393

Additionally, the parent company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at December 31, 2018 and 2017 was zero.

11.	Subordinated Debentures

Subordinated debentures consist of subordinated debt securities and guaranteed payments on trust preferred securities. As of December 31, 2018 and 2017, subordinated debentures were $368.8 million and $368.0 million, respectively.

Subordinated debentures at December 31, 2018 and 2017 contained the following components:

	As of December 31, 2018	As of December 31, 2017
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	4,353	4,304
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	5,662	5,569
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	297,949	297,332

Total	$368,790	$368,031

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

12.	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA made broad and complex changes to the U.S. tax code that affected our income tax rate in 2017. The TCJA reduced the U.S. federal corporate income tax rate from 35% to 21%.

The following is a summary of the components of the provision (benefit) for income taxes for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current:
Federal	$68,990	$76,569	$77,418
State	22,838	25,347	15,377

Total current	91,828	101,916	92,795

Deferred:
Federal	2,471	25,607	10,600
State	818	8,477	2,105

Total deferred	3,289	34,084	12,705

Income tax expense	$95,117	$136,000	$105,500

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Statutory federal income tax rate	21.00%	35.00%	35.00%
Effect of non-taxable interest income	(0.83)	(1.57)	(1.52)
Effect of gain on acquisitions	—	(0.49)	—
Stock compensation	(0.14)	(0.67)	—
State income taxes, net of federal benefit	4.30	4.05	4.08
Effect of tax rate change	—	13.62	—
Other	(0.28)	0.23	(0.23)

Effective income tax rate	24.05%	50.17%	37.33%

As of December 31, 2017, the Company performed an analysis to determine the impact of the revaluation of the deferred tax asset of approximately $113.5 million as a result of the TCJA. The impact as of December 31, 2017 of this was a one-time non-cash charge to the income statement of approximately $36.9 million that reduced the Company’s 2017 earnings.

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31, 2018	December 31, 2017
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$30,033	$29,515
Deferred compensation	4,037	1,142
Stock compensation	4,259	2,731
Real estate owned	1,382	1,731
Unrealized loss on securities available-for-sale	5,050	1,471
Loan discounts	23,755	32,784
Tax basis premium/discount on acquisitions	7,378	8,802
Investments	866	1,155
Other	10,243	11,663

Gross deferred tax assets	87,003	90,994

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	87	291
Core deposit intangibles	9,804	11,258
FHLB dividends	1,712	1,625
Other	2,125	1,256

Gross deferred tax liabilities	13,728	14,430

Net deferred tax assets	$73,275	$76,564

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Alabama, Arkansas, California, Florida, North Carolina, New York, Ohio, Texas and Virginia. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2015.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the years ended December 31, 2018, 2017 and 2016, the Company did not recognize any significant interest or penalties. The Company did not have any interest or penalties accrued at December 31, 2018, 2017 and 2016.

13.	Common Stock, Compensation Plans and Other

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

During 2018, the Company repurchased a total of 5,307,689 shares with a weighted-average stock price of $19.62 per share. The 2018 earnings were used to fund the repurchases during the year. Shares repurchased under the program as of December 31, 2018 total 9,832,553 shares. The remaining balance available for repurchase is 4,919,447 shares at December 31, 2018. Additionally, on January 18, 2019, the Board of Directors of the Company authorized the repurchase of up to an additional 5,000,000 shares of the Company’s common stock under this repurchase program.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. On April 19, 2018 at the Annual Meeting of Shareholders of the Company, the shareholders approved, as proposed in the Proxy Statement, an amendment to the Plan to increase the number of shares of the Company’s common stock available for issuance under the Plan by 2,000,000 shares to 13,288,000 shares. The Plan provides for the granting of incentive and non-qualified stock options and other equity awards, including the issuance of restricted shares. As of December 31, 2018, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 13,288,000. At December 31, 2018, the Company had approximately 1,831,443 shares of common stock remaining available for future grants and approximately 5,448,146 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

During the third quarter of 2018, the Company granted 1,452,000 stock options and 843,500 shares of restricted stock to certain employees under the HOMB $2.00 performance incentive program (“HOMB $2.00”). The purpose of the performance-based incentive plan is to motivate employees to help the Company achieve $2.00 of diluted earnings per share, as adjusted (non-GAAP), over a consecutive four-quarter period.

The intrinsic value of the stock options outstanding at December 31, 2018, 2017, and 2016 was $2.9 million, $16.2 million and $30.2 million, respectively. The intrinsic value of the stock options vested at December 31, 2018, 2017 and 2016 was $2.8 million, $9.9 million and $12.1 million, respectively.

The intrinsic value of the stock options exercised during 2018, 2017 and 2016 was $2.7 million, $3.7 million, and $8.0 million, respectively.

Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $13.4 million as of December 31, 2018.

The table below summarized the stock option transactions under the Plan at December 31, 2018, 2017 and 2016 and changes during the years then ended:

	2018		2017		2016
	Shares (000)	Weighted- average Exercisable Price	Shares (000)	Weighted- average Exercisable Price	Shares (000)	Weighted- average Exercisable Price
Outstanding, beginning of year	2,274	$16.23	2,397	$15.19	2,794	$12.71
Granted	1,581	23.24	80	25.96	140	21.25
Forfeited/Expired	(37)	22.30	—	—	(14)	17.28
Exercised	(201)	9.25	(203)	7.82	(523)	3.50

Outstanding, end of year	3,617	19.62	2,274	16.23	2,397	15.19

Exercisable, end of year	1,167	$15.31	1,016	$13.55	639	$8.88

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the year ended December 31, 2018 was $5.58 per share. The weighted-average fair value of options granted during the year ended December 31, 2017 was $7.10 per share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

The assumptions used in determining the fair value of 2018, 2017 and 2016 stock option grants were as follows:

	For the Years Ended December 31,
	2018	2017	2016
Expected dividend yield	2.05%	1.39%	1.65%
Expected stock price volatility	25.59%	28.47%	26.66%
Risk-free interest rate	2.82%	2.06%	1.65%
Expected life of options	6.5 years	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at December 31, 2018:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$2.10 to $2.66	6	1.00	$2.66	6	$2.66
$5.68 to $6.56	87	3.05	6.56	87	6.56
$8.62 to $9.54	245	4.15	9.01	245	9.01
$14.71 to $16.86	252	5.77	15.97	168	16.05
$17.12 to $17.40	193	5.89	17.20	127	17.24
$18.46	1,010	6.65	18.46	433	18.46
$20.16 to $20.58	68	6.77	20.41	37	20.35
$21.25 to $22.22	235	8.29	21.71	48	21.25
$22.70 to $23.51	1,441	9.56	23.32	0	0.00
$25.96	80	8.30	25.96	16	25.96

	3,617			1,167

The table below summarizes the activity for the Company’s restricted stock issued and outstanding at December 31, 2018, 2017 and 2016 and changes during the years then ended:

	2018	2017	2016
	(In thousands)
Beginning of year	1,145	958	975
Issued	1,010	232	244
Vested	(233)	(45)	(256)
Forfeited	(49)	—	(5)

End of year	1,873	1,145	958

Amount of expense for twelve months ended	$7,232	$5,237	$4,049

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the weighted-average remaining contractual life of 7.63 years, was approximately $28.2 million as of December 31, 2018.

14.	Non-Interest Expense

The table below shows the components of non-interest expense for years ended December 31:

	2018	2017	2016
	(In thousands)
Salaries and employee benefits	$143,545	$119,369	$101,962
Occupancy and equipment	33,960	30,055	26,129
Data processing expense	14,428	11,998	10,499
Other operating expenses:
Advertising	4,472	3,203	3,332
Merger and acquisition expenses	6,013	25,743	433
FDIC loss share buy-out expense	—	—	3,849
Amortization of intangibles	6,455	4,207	3,132
Electronic banking expense	7,622	6,662	5,742
Directors’ fees	1,281	1,259	1,150
Due from bank service charges	1,003	1,602	1,354
FDIC and state assessment	8,558	5,239	5,491
Hurricane expense	470	556	—
Insurance	3,100	2,512	2,193
Legal and accounting	3,548	2,993	2,206
Other professional fees	6,453	5,359	4,049
Operating supplies	2,222	1,978	1,758
Postage	1,303	1,184	1,084
Telephone	1,405	1,374	1,751
Other expense	18,165	14,915	15,641

Total other operating expenses	72,070	78,786	53,165

Total non-interest expense	$264,003	$240,208	$191,755

15.	Employee Benefit Plans

401(k) Plan

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The Company matches employees’ contributions based on a percentage of salary contributed by participants. While the plan also allows for discretionary employer contributions, no discretionary contributions were made for the years ended 2018, 2017 and 2016. The Company’s expense for the plan was approximately $1.9 million, $1.6 million and $1.4 million in 2018, 2017 and 2016, respectively, which is included in salaries and employee benefits expense.

Chairman’s Retirement Plan

On April 20, 2007, the Company’s Board of Directors approved a Chairman’s Retirement Plan for John W. Allison, the Company’s Chairman. The Chairman’s Retirement Plan provides a supplemental retirement benefit of $250,000 a year for 10 consecutive years or until Mr. Allison’s death, whichever occurs later. During 2011, Mr. Allison reached the age of 65 and became 100% vested in the plan. Therefore, he began receiving the supplemental retirement benefit due to him. He received $250,000 of this benefit during 2018, 2017 and 2016, respectively. An expense of approximately $139,000, $148,000 and $155,000 was accrued for 2018, 2017 and 2016 for this plan, respectively.

16.	Related Party Transactions

In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2018 and 2017, related party loans were approximately $56.6 million and $57.1 million, respectively. New loans and advances on prior commitments made to the related parties were $3.1 million and $12.0 million for the years ended December 31, 2018 and 2017, respectively. Repayments of loans made by the related parties were $3.5 million and $6.0 million for the years ended December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, directors, officers, and other related interest parties had demand, non-interest-bearing deposits of approximately $1.7 million and $2.0 million, respectively, savings and interest-bearing transaction accounts of approximately $8.6 million and $10.3 million, respectively, and time certificates of deposit of approximately $335,000 and $445,000, respectively.

During each of 2018, 2017 and 2016, rent expense totaling approximately $100,000 was paid to related parties.

In September 2017, the Company purchased a used airplane that was formerly owned by Capital Buyers, a company owned by the Company’s Chairman, John W. Allison, for a cash purchase price of $3.3 million. The purchase price paid by the Company was determined based on an independent third-party appraisal.

In May 2017, the Company sold its 50% interest in the previous airplane to the unaffiliated third party with whom the Company co-owned that plane. Prior to such sale, the Company and the third party each contributed $50,000 annually, and the Company’s Chairman, Mr. Allison, contributed $25,000 annually, toward the fixed cost of the plane. The Company, the third party and Mr. Allison, shared an aggregate time allotment for use of the plane, split 40%, 40% and 20%, respectively. Any user that went over its or his time allotment was billed at a rate of $600 per hour. The Company continues to lease a hangar from Mr. Allison for an aggregate annual rent of $9,000.

17.	Leases

The Company leases certain premises and equipment under noncancelable operating leases with terms up to 25 years which are charged to expense over the lease term as it becomes payable. The Company’s leases do not have rent holidays. In addition, any rent escalations are tied to the consumer price index or contain nominal increases and are not included in the calculation of current lease expense due to the immaterial amount. At December 31, 2018, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2019	$8,589
2020	7,826
2021	6,842
2022	5,269
2023	4,633
Thereafter	33,208

$66,367

18.	Significant Estimates and Concentrations of Credit Risks

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

Although the Company has a diversified loan portfolio, at December 31, 2018 and 2017, commercial real estate loans represented 58.1% and 61.8% of total loans receivable, respectively, and 273.6% and 289.6% of total stockholders’ equity, respectively. Residential real estate loans represented 22.9% and 23.3% of total loans receivable and 107.9% and 109.4% of total stockholders’ equity at December 31, 2018 and 2017, respectively.

Approximately 88.9% of the Company’s total loans and 91.2% of the Company’s real estate loans as of December 31, 2018, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.

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

At December 31, 2018 and 2017, commitments to extend credit of $2.34 billion and $2.38 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2018 and 2017, is $55.6 million and $70.5 million, respectively.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of December 31, 2018 and 2017, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2018, 2017 and 2016.

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities with complicated structures. Pricing for the Company’s investment securities is fairly generic and is easily obtained. The Company began use a third-party comparison pricing vendor in order to reflect consistency in the fair values of the investment securities sampled by the Company each quarter.

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $84.3 million and $72.5 million as of December 31, 2018 and 2017, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $1.2 million and $662,000 of accrued interest receivable when impaired loans were put on non-accrual status during the years ended December 31, 2018 and 2017, respectively.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of December 31, 2018 and 2017, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $13.2 million and $18.9 million, respectively.

No foreclosed assets held for sale were remeasured during the year ended December 31, 2018. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans and foreclosed assets primarily relate to customized discounting criteria applied to the customer’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the underlying collateral. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from 10% to 55% for commercial and residential real estate collateral.

Fair Values of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

	December 31, 2018
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$657,939	$657,939	1
Federal funds sold	325	325	1
Investment securities – held-to-maturity	192,776	193,610	2
Loans receivable, net of impaired loans and allowance	10,878,769	10,659,428	3
Accrued interest receivable	48,945	48,945	1
FHLB, Federal Reserve & First National Banker’s Bank stock; other equity investments	159,775	159,775	3

Financial liabilities:
Deposits:
Demand and non-interest bearing	$2,401,232	$2,401,232	1
Savings and interest-bearing transaction accounts	6,624,407	6,624,407	1
Time deposits	1,874,139	1,852,816	3
Securities sold under agreements to repurchase	143,679	143,679	1
FHLB and other borrowed funds	1,472,393	1,464,073	2
Accrued interest payable	8,891	8,891	1
Subordinated debentures	368,790	366,159	3

	December 31, 2017
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$635,933	$635,933	1
Federal funds sold	24,109	24,109	1
Investment securities – held-to-maturity	224,756	227,539	2
Loans receivable, net of impaired loans and allowance	10,148,470	10,055,901	3
Accrued interest receivable	45,708	45,708	1
FHLB, Federal Reserve & First National Banker’s Bank stock; other equity investments	156,025	156,025	3

Financial liabilities:
Deposits:
Demand and non-interest bearing	$2,385,252	$2,385,252	1
Savings and interest-bearing transaction accounts	6,476,819	6,476,819	1
Time deposits	1,526,431	1,514,670	3
Securities sold under agreements to repurchase	147,789	147,789	1
FHLB and other borrowed funds	1,299,188	1,299,961	2
Accrued interest payable	5,583	5,583	1
Subordinated debentures	368,031	379,146	3

21.	Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During 2018, the Company requested approximately $217.8 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 66.2% of the Company’s banking subsidiary’s year-to-date 2018 earnings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2018, the Company meets all capital adequacy requirements to which it is subject.

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” and certain provisions of the Dodd-Frank Act (“Basel III”). Basel III applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies. Basel III became effective for the Company and its bank subsidiary on January 1, 2015. The capital conservation buffer requirement began being phased in beginning January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019 when the phase-in period ended and the full capital conservation buffer requirement became effective.

The rule phases out of Tier 1 capital these non-qualifying capital instruments issued before May 19, 2010 by all other bank holding companies. Because the Company’s total consolidated assets were less than $15 billion as of December 31, 2009, the Company’s outstanding trust preferred securities continue to be treated as Tier 1 capital. However, now that the Company has exceeded $15 billion in assets, if the Company acquires another financial institution in the future, then the Tier 1 treatment of the Company’s outstanding trust preferred securities will be phased out, but those securities will still be treated as Tier 2 capital.

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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of December 31, 2018, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 11.34%, 10.36%, 11.93%, and 15.31%, respectively, as of December 31, 2018.

The Company’s actual capital amounts and ratios along with the Company’s bank subsidiary are presented in the following table.

	Actual		Minimum Capital Requirement – Basel III Phase-In Schedule		Minimum Capital Requirement – Basel III Fully Phased-In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2018
Common equity Tier 1 capital
Home BancShares	$1,362,859	11.34%	$766,158	6.375%	$841,271	7.000%	$	N/A	N/A	%
Centennial Bank	1,654,810	13.77	766,116	6.375	841,225	7.000		781,138	6.50
Leverage ratios:
Home BancShares	$1,433,700	10.36%	$553,552	4.000%	$553,552	4.00%	$	N/A	N/A	%
Centennial Bank	1,654,810	11.93	554,840	4.000	554,840	4.00		693,550	5.00
Tier 1 capital ratios:
Home BancShares	$1,433,700	11.93%	$946,386	7.875%	$1,021,496	8.500%	$	N/A	N/A	%
Centennial Bank	1,654,810	13.77	946,378	7.875	1,021,488	8.500		961,400	8.00
Total risk-based capital ratios:
Home BancShares	$1,840,440	15.31%	$1,187,0900	9.875%	$1,262,222	10.500%	$	N/A	N/A	%
Centennial Bank	1,763,601	14.68	1,186,346	9.875	1,261,431	10.500		1,201,363	10.00

As of December 31, 2017
Common equity Tier 1 capital
Home BancShares	$1,240,822	10.86%	$656,973	5.750%	$799,793	7.00%	$	N/A	N/A	%
Centennial Bank	1,546,451	13.55	656,243	5.750	798,905	7.00		741,840	6.50
Leverage ratios:
Home BancShares	$1,311,520	9.98%	$525,659	4.000%	$525,659	4.00%	$	N/A	N/A	%
Centennial Bank	1,546,451	11.76	526,004	4.000	526,004	4.00		657,505	5.00
Tier 1 capital ratios:
Home BancShares	$1,311,520	11.48%	$828,268	7.250%	$971,073	8.50%	$	N/A	N/A	%
Centennial Bank	1,546,451	13.55	827,437	7.250	970,098	8.50		913,034	8.00
Total risk-based capital ratios:
Home BancShares	$1,719,118	15.05%	$1,056,601	9.250%	$1,199,385	10.50%	$	N/A	N/A	%
Centennial Bank	1,656,717	14.52	1,055,415	9.250	1,198,039	10.50		1,140,990	10.00

22.	Additional Cash Flow Information

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

The following is summary of the Company’s additional cash flow information during the years ended December 31:

	2018	2017	2016
	(In thousands)
Interest paid	$121,047	$61,930	$30,463
Income taxes paid	69,282	124,830	81,900
Assets acquired by foreclosure	11,217	10,318	10,957

23.	Condensed Financial Information (Parent Company Only)

Condensed Balance Sheets

	December 31,
(In thousands)	2018	2017
Assets
Cash and cash equivalents	$64,359	$44,046
Investment securities	—	2,831
Investments in wholly-owned subsidiaries	2,641,929	2,509,375
Investments in unconsolidated subsidiaries	2,201	2,201
Premises and equipment	2,545	7,026
Other assets	13,191	12,530

Total assets	$2,724,225	$2,578,009

Liabilities
Subordinated debentures	$368,790	$368,031
Other liabilities	5,549	5,687

Total liabilities	374,339	373,718

Stockholders’ Equity
Common stock	1,707	1,736
Capital surplus	1,609,810	1,675,318
Retained earnings	752,184	530,658
Accumulated other comprehensive income (loss)	(13,815)	(3,421)

Total stockholders’ equity	2,349,886	2,204,291

Total liabilities and stockholders’ equity	$2,724,225	$2,578,009

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2018	2017	2016
Income
Dividends from banking subsidiary	$217,841	$86,695	$44,623
Other income	599	2,241	608

Total income	218,440	88,936	45,231
Expenses	40,266	26,634	12,514

Income before income taxes and equity in undistributed net income of subsidiaries	178,174	62,302	32,717
Tax benefit for income taxes	10,873	8,826	4,787

Income before equity in undistributed net income of subsidiaries	189,047	71,128	37,504
Equity in undistributed net income of subsidiaries	111,356	63,955	139,642

Net income	$300,403	$135,083	$177,146

Condensed Statements of Cash Flows
	Years Ended December 31,
(In thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$300,403	$135,083	$177,146
Items not requiring (providing) cash
Depreciation	301	213	141
Amortization/(accretion)	788	612	176
Share-based compensation	9,084	6,705	6,628
Tax benefit from stock options exercised	—	—	(4,154)
(Gain) loss on assets	(111)	(2,393)	(410)
Equity in undistributed income of subsidiaries	(111,356)	(63,955)	(139,642)
Changes in other assets	(661)	(10,748)	5,888
Changes in other liabilities	(2,595)	14,202	(6,694)

Net cash provided by (used in) operating activities	195,853	79,719	39,079

Cash flows from investing activities
Purchases of premises and equipment, net	—	(4,075)	(7,273)
Proceeds from sale of premises and equipment, net	4,262	3,957	3,293
Capital contribution to subsidiary	(881)	(250,000)	(24)
Purchase of Giant Holdings, Inc.	—	(16,591)	—
Purchase of Bank of Commerce	—	(4,175)	—
Disposition of RCA Air, LLC	—	382	—
Purchase of Stonegate Bank	—	(40,649)	—
Proceeds from sale of investment securities	3,768	5,629	2,104

Net cash provided by (used in) investing activities	7,149	(305,522)	(1,900)

Cash flows from financing activities
Proceeds from exercise of stock options	1,454	1,082	1,495
Common stock issuance costs – market acquisitions	—	(825)	—
Tax benefit from stock options exercised	—	—	4,154
Repurchase of common stock	(104,276)	(20,825)	(9,817)
Proceeds from issuance of subordinated debt	—	297,201	—
Dividends paid	(79,867)	(60,373)	(48,096)

Net cash provided by (used in) financing activities	(182,689)	216,260	(52,264)

Increase (decrease) in cash and cash equivalents	20,313	(9,543)	(15,085)
Cash and cash equivalents, beginning of year	44,046	53,589	68,674

Cash and cash equivalents, end of year	$64,359	$44,046	$53,589

24.	Recent Accounting Pronouncements

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

The guidance issued in ASU 2014-09, ASU 2015-14, ASU 2016-10 and ASU 2016-12 permit two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company prospectively adopted the guidance effective January 1, 2018 and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale securities. The new guidance is effective for annual reporting period and interim reporting periods within those annual periods, beginning after December 15, 2017. The Company adopted the new standard effective January 1, 2018, and the implementation resulted in a $990,000 increase to retained earnings and a $990,000 decrease to accumulated other comprehensive income. The current accounting policies and procedures have been adjusted to comply with the accounting changes mentioned above. For additional information on fair value of assets and liabilities, see Note 20.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in ASU 2016-02 address several aspects of lease accounting with the significant change being the recognition of lease assets and lease liabilities for leases previously classified as operating leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity may adopt the new guidance either by restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption. The Company adopted the standard by recording a cumulative effect adjustment at January 1, 2019. As the Company owns most of its branch locations, this ASU applied primarily to operating leases and the Company expects the overall impact of this ASU to result in an increase of approximately $48.8 million to total assets and total liabilities in the Company’s consolidated balance sheets at adoption.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the FASB’s guidance on the impairment of financial instruments. The amendments in ASU 2016-13 replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates, known as the current expected credit loss (“CECL”) model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The allowance for loan losses is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the allowance for loan losses at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity investment securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale investment securities will be replaced with an allowance approach. The Company is currently evaluating the impact, if any, ASU 2016-13 will have on its financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. It is too early to assess the impact that the implementation of this guidance will have on the Company’s consolidated financial statements; however, the Company has begun developing processes and procedures to ensure it is fully compliant with the amendments at the required adoption date. Among other things, the Company has initiated data gathering and assessment to support forecasting of asset quality, loan balances, and portfolio net charge-offs and has developed an in-house data warehouse, developed asset quality forecast models and selected a software vendor in preparation for the implementation of this standard. For additional information on the allowance for loan losses, see Note 5.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During 2018, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.

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

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Topic 310): Premium Amortizaton on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium. This ASU will shorten the amortization period for the premium to be amortized to the earliest call date. This ASU does not apply to securities held at a discount, which will continue to be amortized to maturity. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. The guidance should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted, including adoption in an interim period. The Company early adopted the guidance effective January 1, 2018, and its adoption did not have a significant impact on the Company’s financial position or financial statement disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, whch amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company adopted the guidance effective January 1, 2018. The Company does not anticipate any modifications to its existing awards and therefore the adoption of ASU 2017-09 is not expected to have a significant impact on the Company’s financial position, results of operations, or its financial statement disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted the guidance effective January 1, 2019, and its adoption did not have a significant impact on the Company’s financial position or financial statement disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model to provide better insight to risk management activities in the financial statements, reduces the complexity in cash flow hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, requires the entire change in the fair value of a hedging instrument included in the assessment of the hedge effectiveness to be recorded in other comprehensive income, with amounts reclassified to earnings to be presented in the same line item used to present the earnings effect of the hedged item when the hedged item affects earnings and allows the initial prospective quantitative assessment of hedge effectiveness to be performed at any time after hedge designation, but no later than the first quarterly effectiveness testing date. This ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The amendments in this standard must be applied using the modified retrospective approach for cash flow and net investment hedge relationships existing on the date of adoption. The Company adopted the guidance effective January 1, 2019, and as permitted by the ASU, the Company reclassified the HTM investment securities portfolio, with a fair value of $193.6 million and $834,000 in net unrealized gains as of December 31, 2018, to AFS investment securities.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the TCJA on December 22, 2017 that changed the Company’s federal income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. The Company adopted the guidance effective January 1, 2019, and its adoption resulted in a $459,000 decrease to equity.

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

The amendments in ASU 2018-03 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption of ASU 2018-03 is permitted for all entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years if they have adopted ASU 2016-01. The Company adopted the guidance effective January 1, 2018, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In March 2018, the FASB issued ASU 2018-04, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273. The ASU adds, amends, and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments – Debt Securities, and ASC 980, Regulated Operations. The effective date for the amendments to ASC 320 is the same as the effective date of ASU 2016-01. Other amendments are effective upon issuance. The Company adopted the amendments to ASC 320 effective January 1, 2018, and the adoption did not have a significant impact on our financial position or financial statement disclosures. The Company adopted the other amendments effective March 9, 2018, and the adoption did not have a significant impact on our financial position or financial statement disclosures.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted the guidance effective January 1, 2019, and its adoption did not have a significant impact on the Company’s financial position or financial statement disclosures.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, that amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The internal-use software guidance states that only qualifying costs incurred during the application development stage can be capitalized. The effective date is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively in accordance with the applicable guidance. At the time of adoption, entities will be required to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. The Company is beginning to evaluate its cloud computing arrangements and has not yet determined how it will apply or the impact of this new standard.

In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the OIS rate based on SOFR as a U.S. benchmark interest rate. Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition will facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. For entities that have not already adopted ASU 2017-12, the amendments in this Update are required to be adopted concurrently with the amendments in ASU 2017-12. The Company adopted the guidance concurrently with ASU 2017-12 effective January 1, 2019, and its adoption did not have a significant impact on the Company’s financial position or financial statement disclosures.

In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The effective date and transition requirements for the amendments in this update are the same as the effective dates and transition requirements in ASU 2016-13.

In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors. The amendments in this update permit lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those lessors will account for those costs as if they are lessee costs. Consequently, a lessor making this election will exclude from the consideration in the contract and from variable payments not included in the consideration in the contract all collections from lessees of taxes within the scope of the election and will provide certain disclosures. The amendments in this update related to certain lessor costs require lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments. A lessor will record those reimbursed costs as revenue. The amendments in this Update related to recognizing variable payments for contracts with lease and non-lease components require lessors to allocate certain variable payments to the lease and non-lease components when the changes in facts and circumstances on which the variable payment is based occur. After the allocation, the amount of variable payments allocated to the lease components will be recognized as income in profit or loss in accordance with Topic 842, while the amount of variable payments allocated to non-lease components will be recognized in accordance with other Topics, such as Topic 606. The amendments in this Update affect the amendments in ASU 2016-02, which are not yet effective but can be early adopted. The effective date and transition requirements for the amendments in this Update for entities that have not adopted Topic 842 before the issuance of this update are the same as the effective date and transition requirements in ASU 2016-02. The Company adopted ASU 2016-02 by recording a cumulative effect adjustment at January 1, 2019. As the Company owns most of its branch locations, this ASU applied primarily to operating leases and the Company expects the overall impact of this ASU to result in an increase of approximately $48.8 million to total assets and total liabilities in the Company’s consolidated balance sheets at adoption.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer regularly review our internal controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2018 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

No items are reportable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 18, 2019, to be filed pursuant to Regulation 14A.

Item 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 18, 2019, to be filed pursuant to Regulation 14A.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 18, 2019, to be filed pursuant to Regulation 14A, except as set forth below.

We currently maintain a compensation plan, the Home BancShares, Inc. Amended and Restated 2006 Stock Option and Performance Incentive Plan, which provides for the issuance of stock-based compensation to directors, officers and other employees. This plan has been approved by the stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plan as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by the stockholders	3,616,703	$19.62	1,831,443
Equity compensation plans not approved by the stockholders	—	—	—

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 18, 2019, to be filed pursuant to Regulation 14A.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 18, 2019, to be filed pursuant to Regulation 14A.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	1 and 2. Financial Statements and any Financial Statement Schedules

The financial statements and financial statement schedules listed in the accompanying index to the consolidated financial statements and financial statement schedules are filed as part of this report.

(b) Listing of Exhibits.

Exhibit No.

2.1	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, and Florida Traditions Bank dated April 25, 2014 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on April 28, 2014)

2.2	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Broward Financial Holdings, Inc., Broward Bank of Commerce and HOMB Acquisition Sub II, Inc. dated July 30, 2014 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on July 31, 2014)

2.3	Purchase and Assumption Agreement Between Banco Popular de Puerto Rico and Centennial Bank, dated as of February 18, 2015 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K/A filed on March 4, 2015)

2.4	Purchase and Assumption Agreement all Deposits among Federal Deposit Insurance Corporation, Receiver of Doral Bank. San Juan Puerto Rico, Puerto Rico Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of February 27, 2015 (incorporated by reference to Exhibit 10.25 to Banco Popular de Puerto Rico’s Annual Report on Form 10-K for the year ended December 31, 2014, filed by Banco Popular de Puerto Rico on March 2, 2015 (Commission File No. 001-34084))

2.5	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Florida Business BancGroup, Inc. and Bay Cities Bank (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on June 22, 2015)

2.6	Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank, Giant Holdings, Inc., and Landmark Bank, N.A., dated November 7, 2016. (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K/A filed on November 10, 2016)

2.7	Amendment to Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank, Giant Holdings, Inc., and Landmark Bank, N.A., dated December 7, 2016. (incorporated by reference to Appendix A of Home BancShares’s registration statement on Form S-4 (File No. 333-214957), as amended)

2.8	Acquisition Agreement By and Between Home BancShares, Inc. and Bank of Commerce Holdings, Inc., dated December 1, 2016 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on December 7, 2016)

2.9	Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank and Stonegate Bank, dated March 27, 2017 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on March 27, 2017)

3.1	Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.2	Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.2 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.3	Second Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.3 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.4	Third Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.4 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.5	Fourth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 8, 2007)

3.6	Fifth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-3 (File No. 333-157165))

3.7	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed with the Secretary of State of the State of Arkansas on January 14, 2009 (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on January 21, 2009)

3.8	Seventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 19, 2013)

3.9	Eighth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares Current Report on Form 8-K filed on April 22, 2016)

3.10	Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.5 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.1	Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.2	Instruments defining the rights of security holders including indentures. Home BancShares hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of Home BancShares and its consolidated subsidiaries. No issuance of debt exceeds ten percent of the assets of Home BancShares and its subsidiaries on a consolidated basis.

10.1	Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on March 30, 2012)

10.2	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 6, 2015)

10.3	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 22, 2016)

10.4	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 20, 2018)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

99.1	Asset Purchase Agreement by and among Home BancShares, Inc., Centennial Bank, and Union Bank & Trust, dated June 29, 2018. (incorporated by reference to Exhibit 99.3 of Home BancShares’s Current Report on Form 8-K/A filed on July 6, 2018)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCSHARES, INC.

By:	/s/ C. Randall Sims
C. Randall Sims
Chief Executive Officer

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 26, 2019.

/s/ John W. Allison	/s/ C. Randall Sims	/s/ Brian S. Davis
John W. Allison	C. Randall Sims	Brian S. Davis
Chairman of the Board of	Chief Executive Officer,	Chief Financial Officer,
Directors	President and Director	Treasurer and Director
	(Principal Executive Officer)	(Principal Financial Officer)

/s/ Milburn Adams	/s/ Robert H. Adcock, Jr.	/s/ Richard H. Ashley
Milburn Adams	Robert H. Adcock, Jr.	Richard H. Ashley
Director	Vice Chairman of the Board of	Director
Directors

/s/ Mike Beebe	/s/ Jack E. Engelkes	/s/ Tracy M. French
Mike Beebe	Jack E. Engelkes	Tracy M. French
Director	Director	Director

/s/ Karen Garrett	/s/ James G. Hinkle	/s/ Alex R. Lieblong
Karen Garrett	James G. Hinkle	Alex R. Lieblong
Director	Director	Director

/s/ Thomas J. Longe	/s/ Jim Rankin, Jr.	/s/ Donna J. Townsell
Thomas J. Longe	Jim Rankin, Jr.	Donna J. Townsell
Director	Director	Senior Executive Vice President,
Director of Investor Relations
and Director

/s/ Jennifer C. Floyd
Jennifer C. Floyd
Chief Accounting Officer
(Principal Accounting Officer)