Form 10-Q
period 2019-03-31
HOME BANCSHARES INC
filed 2019-05-06
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HOMB	NASDAQ Global Select Market

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Common Stock Issued and Outstanding: 167,999,154 shares as of May 2, 2019.

HOME BANCSHARES, INC.

FORM 10-Q

March  31, 2019

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” sections of our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2019.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$141,027	$175,024
Interest-bearing deposits with other banks	421,443	482,915

Cash and cash equivalents	562,470	657,939
Federal funds sold	1,700	325
Investment securities – available-for-sale	2,013,123	1,785,862
Investment securities – held-to-maturity	—	192,776
Loans receivable	10,978,935	11,071,879
Allowance for loan losses	(106,357)	(108,791)

Loans receivable, net	10,872,578	10,963,088
Bank premises and equipment, net	279,012	233,261
Foreclosed assets held for sale	14,466	13,236
Cash value of life insurance	149,353	148,621
Accrued interest receivable	50,288	48,945
Deferred tax asset, net	64,061	73,275
Goodwill	958,408	958,408
Core deposit and other intangibles	41,310	42,896
Other assets	172,732	183,806

Total assets	$15,179,501	$15,302,438

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$2,519,175	$2,401,232
Savings and interest-bearing transaction accounts	6,650,181	6,624,407
Time deposits	1,898,096	1,874,139

Total deposits	11,067,452	10,899,778
Securities sold under agreements to repurchase	152,239	143,679
FHLB and other borrowed funds	1,105,175	1,472,393
Accrued interest payable and other liabilities	124,172	67,912
Subordinated debentures	368,979	368,790

Total liabilities	12,818,017	12,952,552

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 200,000,000 in 2019 and 2018; shares issued and outstanding 168,172,838 in 2019 and 170,720,072 in 2018	1,682	1,707
Capital surplus	1,560,994	1,609,810
Retained earnings	803,629	752,184
Accumulated other comprehensive loss	(4,821)	(13,815)

Total stockholders’ equity	2,361,484	2,349,886

Total liabilities and stockholders’ equity	$15,179,501	$15,302,438

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended March 31,
(In thousands, except per share data)	2019	2018
	(Unaudited)
Interest income:
Loans	$163,848	$148,065
Investment securities
Taxable	10,706	8,970
Tax-exempt	3,379	3,006
Deposits – other banks	1,543	929
Federal funds sold	11	6

Total interest income	179,487	160,976

Interest expense:
Interest on deposits	28,006	14,806
Federal funds purchased	—	1
FHLB and other borrowed funds	6,118	4,580
Securities sold under agreements to repurchase	634	376
Subordinated debentures	5,259	5,004

Total interest expense	40,017	24,767

Net interest income	139,470	136,209
Provision for loan losses	—	1,600

Net interest income after provision for loan losses	139,470	134,609

Non-interest income:
Service charges on deposit accounts	6,401	6,075
Other service charges and fees	6,563	10,155
Trust fees	403	446
Mortgage lending income	2,435	2,657
Insurance commissions	609	679
Increase in cash value of life insurance	736	654
Dividends from FHLB, FRB, First National Bankers’ Bank & other	3,505	877
Gain on sale of SBA loans	241	182
Gain (loss) on sale of branches, equipment and other assets, net	79	7
Gain (loss) on OREO, net	206	405
Other income	2,494	3,668

Total non-interest income	23,672	25,805

Non-interest expense:
Salaries and employee benefits	37,836	35,014
Occupancy and equipment	8,823	8,983
Data processing expense	3,970	3,986
Other operating expenses	18,428	15,397

Total non-interest expense	69,057	63,380

Income before income taxes	94,085	97,034
Income tax expense	22,735	23,970

Net income	$71,350	$73,064

Basic earnings per share	$0.42	$0.42

Diluted earnings per share	$0.42	$0.42

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In thousands)	2019	2018
	(Unaudited)
Net income available to all stockholders	$71,350	$73,064
Net unrealized gain (loss) on available-for-sale securities	12,797	(21,633)

Other comprehensive income gain (loss), before tax effect	12,797	(21,633)
Tax effect on other comprehensive income (loss)	(3,344)	5,762

Other comprehensive income (loss)	9,453	(15,871)

Comprehensive income	$80,803	$57,193

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2019 and 2018

For the three months ended March 31, 2019

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2019	$1,707	$1,609,810	$752,184	$(13,815)	$2,349,886
Comprehensive income:
Net income	—	—	71,350	—	71,350
Other comprehensive income (loss)	—	—	—	9,453	9,453
Impact of adoption of new accounting standards (1)	—	—	459	(459)	—
Repurchase of 2,716,359 shares of common stock	(27)	(51,658)	—	—	(51,685)
Share-based compensation net issuance of 169,125 shares of restricted common stock	2	2,842	—	—	2,844
Cash dividends – Common Stock, $0.12 per share	—	—	(20,364)	—	(20,364)

Balances at March 31, 2019 (unaudited)	$1,682	$1,560,994	$803,629	$(4,821)	$2,361,484

(1)	Represents the impact of adopting Accounting Standard Update (“ASU”) 2018-02. See Note 1 to the consolidated financial statements for more information.

For the three months ended March 31, 2018

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2018	$1,736	$1,675,318	$530,658	$(3,421)	$2,204,291
Comprehensive income:
Net income	—	—	73,064	—	73,064
Other comprehensive income (loss)	—	—	—	(15,871)	(15,871)
Net issuance of 142,116 shares of common stock from exercise of stock options	1	899	—	—	900
Impact of adoption of new accounting standards(2)	—	—	990	(990)	—
Repurchase of 303,637 shares of common stock	(3)	(7,111)	—	—	(7,114)
Share-based compensation net issuance of 147,000 shares of restricted common stock	2	2,035	—	—	2,037
Cash dividends – Common Stock, $0.11 per share	—	—	(19,126)	—	(19,126)

Balances at March 31, 2018 (unaudited)	$1,736	$1,671,141	$585,586	$(20,282)	$2,238,181

(2)	Represents the impact of adopting Accounting Standard Update (“ASU”) 2016-01.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2019	2018
	(Unaudited)
Operating Activities
Net income	$71,350	$73,064
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	4,939	5,123
Amortization of securities, net	3,355	3,321
Accretion of purchased loans	(9,055)	(10,608)
Share-based compensation	2,844	2,037
(Gain) loss on assets	(526)	1,962
Provision for loan losses	—	1,600
Deferred income tax effect	9,214	3,998
Increase in cash value of life insurance	(736)	(654)
Originations of mortgage loans held for sale	(82,654)	(72,636)
Proceeds from sales of mortgage loans held for sale	64,345	80,250
Changes in assets and liabilities:
Accrued interest receivable	(1,343)	347
Other assets	7,738	(8,219)
Accrued interest payable and other liabilities	10,275	12,886

Net cash provided by operating activities	79,746	92,471

Investing Activities
Net (increase) decrease in federal funds sold	(1,375)	22,284
Net decrease (increase) in loans	108,733	(116)
Purchases of investment securities – available-for-sale	(107,453)	(141,812)
Proceeds from maturities of investment securities – available-for-sale	82,410	86,674
Proceeds from sale of investment securities – available-for-sale	—	809
Proceeds from maturities of investment securities – held-to-maturity	—	10,899
Proceeds from foreclosed assets held for sale	3,713	3,391
Proceeds from sale of SBA loans	4,645	2,837
Purchases of premises and equipment, net	(2,855)	(3,941)

Net cash provided by (used in) investing activities	87,818	(18,975)

Financing Activities
Net increase in deposits	167,674	8,113
Net increase in securities sold under agreements to repurchase	8,560	2,526
Net decrease in FHLB and other borrowed funds	(367,218)	(184,127)
Proceeds from exercise of stock options	—	900
Repurchase of common stock	(51,685)	(7,114)
Dividends paid on common stock	(20,364)	(19,126)

Net cash used in financing activities	(263,033)	(198,828)

Net change in cash and cash equivalents	(95,469)	(125,332)
Cash and cash equivalents – beginning of year	657,939	635,933

Cash and cash equivalents – end of period	$562,470	$510,601

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

Interim financial information

The accompanying unaudited consolidated financial statements as of March 31, 2019 and 2018 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2018 Form 10-K, filed with the Securities and Exchange Commission.

New Accounting Pronouncements

The Company adopted ASU 2016-02, Leases (Topic 842), ASU 2018-11, Leases (Topic 842) Targeted Improvements and ASU 2018-20 Narrow Scope Improvements for Lessors effective January 1, 2019. In accordance with the lease standards, the Company determines if an arrangement is a lease at inception. Operating leases are included in the right-of-use (“ROU”) lease asset and lease liability within bank premises and equipment, net and other liabilities, respectively, on the Company’s balance sheets. The ROU lease assets represent the Company’s right to use an underlying asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments arising from the lease. The operating ROU lease asset and lease liability are recognized at the commencement date are based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. See Note 15 for additional disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model to provide better insight to risk management activities in the financial statements, reduces the complexity in cash flow hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, requires the entire change in the fair value of a hedging instrument included in the assessment of the hedge effectiveness to be recorded in other comprehensive income, with amounts reclassified to earnings to be presented in the same line item used to present the earnings effect of the hedged item when the hedged item affects earnings and allows the initial prospective quantitative assessment of hedge effectiveness to be performed at any time after hedge designation, but no later than the first quarterly effectiveness testing date. This ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The amendments in this standard must be applied using the modified retrospective approach for cash flow and net investment hedge relationships existing on the date of adoption. The Company adopted the guidance effective January 1, 2019, and as permitted by the ASU, the Company reclassified the prepayable held-to-maturity investment securities, with a fair value of $193.6 million and $834,000 in net unrealized gains as of December 31, 2018, to available-for-sale investment securities.

The Company adopted ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income effective January 1, 2019. In accordance with the standard, the Company made an election to reclassify the income tax effects of the Tax Cuts and Jobs Act (“TCJA”) from accumulated other comprehensive income (“AOCI”) to retained earnings. The stranded tax effects were a result of the decrease in the corporate tax rate from 35% to 21% on deferred tax liabilities and assets for available-for-sale and equity securities which had been recognized as an adjustment to income tax expense and included in income from continuing operations, with the tax effects initially recognized directly in other comprehensive income which caused the stranded tax effects to remain in AOCI. The Company adopted the guidance effective January 1, 2019, and its adoption resulted in a $459,000 reclassification between retained earnings and accumulated other comprehensive income. The Company’s policy for future tax rate changes is to release the future disproportionate income tax effects from AOCI using the aggregate portfolio approach.

Revenue Recognition

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Net income	$71,350	$73,064
Average shares outstanding	169,592	173,761
Effect of common stock-based compensation	—	622

Average diluted shares outstanding	169,592	174,383

Basic earnings per share	$0.42	$0.42
Diluted earnings per share	0.42	0.42

As of March 31, 2019, options to purchase 3.6 million shares of common stock, with a weighted average exercise price of $19.61, were excluded from the computation of diluted net income per share as the majority of the options had an exercise price which was greater than the average market price of the common stock.

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

Including the purchase accounting adjustments, as of the acquisition date, SPF had approximately $377.0 million in total assets, including $376.2 million in total loans, which resulted in goodwill of $30.5 million being recorded.

This portfolio of loans is now housed in a division of Centennial known as Shore Premier Finance. The SPF division of Centennial is responsible for servicing the acquired loan portfolio and originating new loan production. In connection with this acquisition, Centennial opened a new loan production office in Chesapeake, Virginia to house the SPF division. Through the SPF division, Centennial is working to build out a lending platform focusing on commercial and consumer marine loans.

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

3. Investment Securities

Effective January 1, 2019, as permitted by ASU 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities, the Company reclassified the prepayable held-to-maturity (“HTM”) investment securities, with a fair value of $193.6 million and $834,000 in net unrealized gains as of December 31, 2018, to available-for-sale investment securities. The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	March 31, 2019
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$419,558	$694	$(3,369)	$416,883
Residential mortgage-backed securities	656,219	1,486	(7,241)	650,464
Commercial mortgage-backed securities	478,843	1,256	(5,403)	474,696
State and political subdivisions	431,160	6,989	(836)	437,313
Other securities	33,870	195	(298)	33,767

Total	$2,019,650	$10,620	$(17,147)	$2,013,123

	December 31, 2018
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$418,605	$504	$(4,976)	$414,133
Residential mortgage-backed securities	580,183	1,230	(8,512)	572,901
Commercial mortgage-backed securities	463,084	539	(7,745)	455,878
State and political subdivisions	308,835	2,311	(2,589)	308,557
Other securities	34,336	304	(247)	34,393

Total	$1,805,043	$4,888	$(24,069)	$1,785,862

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$3,261	$14	$(71)	$3,204
Residential mortgage-backed securities	39,707	20	(689)	39,038
Commercial mortgage-backed securities	17,587	58	(267)	17,378
State and political subdivisions	132,221	1,815	(46)	133,990

Total	$192,776	$1,907	$(1,073)	$193,610

Assets, principally investment securities, having a carrying value of approximately $1.26 billion and $1.32 billion at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $152.2 million and $143.7 million at March 31, 2019 and December 31, 2018, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$429,945	$428,899
Due after one year through five years	1,030,952	1,024,795
Due after five years through ten years	396,169	397,294
Due after ten years	162,584	162,135

Total	$2,019,650	$2,013,123

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three-month period ended March 31, 2019, no available-for-sale securities were sold. No realized gains or losses were recorded on the sales for the three-month period ended March 31, 2019.

During the three-month period ended March 31, 2018, no available-for-sale securities were sold. However, approximately $809,000 equity securities carried at fair value were sold. No realized gains or losses were recorded on the sales for the three-month period ended March 31, 2018. The income tax expense/benefit to net security gains and losses was 26.135% of the gross amounts. During 2018, no held-to-maturity securities were sold.

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

During the three-month period ended March 31, 2019, no securities were deemed to have other-than-temporary impairment.

For the three months ended March 31, 2019, the Company had investment securities with approximately $16.0 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 72.2% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$69,092	$(336)	$248,732	$(3,033)	$317,824	$(3,369)
Residential mortgage-backed securities	84,446	(527)	402,496	(6,714)	486,942	(7,241)
Commercial mortgage-backed securities	6,128	(39)	366,462	(5,364)	372,590	(5,403)
State and political subdivisions	3,114	(31)	62,929	(805)	66,043	(836)
Other securities	7,314	(206)	8,243	(92)	15,557	(298)

Total	$170,094	$(1,139)	$1,088,862	$(16,008)	$1,258,956	$(17,147)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$148,392	$(1,398)	$192,456	$(3,649)	$340,848	$(5,047)
Residential mortgage-backed securities	95,001	(713)	386,279	(8,488)	481,280	(9,201)
Commercial mortgage-backed securities	33,917	(337)	368,705	(7,675)	402,622	(8,012)
State and political subdivisions	64,376	(763)	77,602	(1,872)	141,978	(2,635)
Other securities	3,364	(154)	8,307	(93)	11,671	(247)

Total	$345,050	$(3,365)	$1,033,349	$(21,777)	$1,378,399	$(25,142)

As of March 31, 2019, the Company’s securities portfolio consisted of 1,315 investment securities, 598 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $17.1 million. The U.S government-sponsored enterprises portfolio contained unrealized losses of $3.4 million on 92 securities. The residential mortgage-backed securities portfolio contained $7.2 million of unrealized losses on 291 securities, and the commercial mortgage-backed securities portfolio contained $5.4 million of unrealized losses on 116 securities. The state and political subdivisions portfolio contained $836,000 of unrealized losses on 93 securities. In addition, the other securities portfolio contained $298,000 of unrealized losses on 6 securities. The unrealized losses on the Company’s investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019.

Income earned on securities for the three months ended March 31, 2019 and 2018, is as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Taxable:
Available-for-sale	$10,706	$8,465
Held-to-maturity	—	505
Non-taxable:
Available-for-sale	3,379	1,349
Held-to-maturity	—	1,657

Total	$14,085	$11,976

4. Loans Receivable

The various categories of loans receivable are summarized as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,623,174	$4,806,684
Construction/land development	1,649,303	1,546,035
Agricultural	76,092	76,433
Residential real estate loans
Residential 1-4 family	1,947,119	1,975,586
Multifamily residential	538,098	560,475

Total real estate	8,833,786	8,965,213
Consumer	448,093	443,105
Commercial and industrial	1,505,773	1,476,331
Agricultural	58,966	48,562
Other	132,317	138,668

Total loans receivable	$10,978,935	$11,071,879

During the three-month period ended March 31, 2019, the Company sold $4.4 million of the guaranteed portion of certain Small Business Administration (“SBA”) loans, which resulted in a gain of approximately $241,000. During the three-month period ended March 31, 2018, the Company sold $2.7 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $182,000.

Mortgage loans held for sale of approximately $56.5 million and $64.2 million at March 31, 2019 and December 31, 2018, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at March 31, 2019 and December 31, 2018 were not material.

A description of our accounting policies for loans, impaired loans, non-accrual loans and allowance for loan losses are set forth in our 2018 Form 10-K filed with the SEC on February 26, 2019. There have been no significant changes to these policies since December 31, 2018.

The Company had $2.71 billion of purchased loans, which includes $106.6 million of discount for credit losses on purchased loans, at March 31, 2019. The Company had $35.7 million and $70.9 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of March 31, 2019. The Company had $2.90 billion of purchased loans, which includes $113.6 million of discount for credit losses on purchased loans, at December 31, 2018. The Company had $39.3 million and $74.3 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of December 31, 2018.

5. Allowance for Loan Losses, Credit Quality and Other

The Company’s allowance for loan loss as of March 31, 2019 and December 31, 2018 was significantly impacted by Hurricane Michael, which made landfall in the Florida Panhandle as a Category 4 hurricane during the fourth quarter of 2018, and somewhat impacted by Hurricane Irma, which made initial landfall in the Florida Keys and a second landfall just south of Naples, Florida, as a Category 4 hurricane during the third quarter of 2017. As of December 31, 2018, management reevaluated the storm-related allowance for Hurricane Irma. Based on this analysis, management determined a $2.9 million storm-related allowance was still necessary. The Company’s management also performed an analysis on the loans with collateral in counties in the Florida Panhandle which were impacted by Hurricane Michael. Based on this analysis, management determined a $20.4 million storm-related provision was necessary. After establishing the storm-related provision for Hurricane Michael and adjusting the allowance for Hurricane Irma, the storm-related allowance was $23.2 million and $23.3 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, charge-offs of $2.6 million have been taken against the storm-related allowance for loan losses.

The following table presents a summary of changes in the allowance for loan losses:

Three Months Ended March 31, 2019
(In thousands)
Allowance for loan losses:
Beginning balance	$108,791
Loans charged off	(3,391)
Recoveries of loans previously charged off	957

Net loans recovered (charged off)	(2,434)

Provision for loan losses	—

Balance, March 31, 2019	$106,357

The following tables present the balance in the allowance for loan losses for the three-month period ended March 31, 2019, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of March 31, 2019. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended March 31, 2019
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$21,302	$42,336	$26,734	$14,981	$3,438	$—	$108,791
Loans charged off	(1,286)	(339)	(536)	(704)	(526)	—	(3,391)
Recoveries of loans previously charged off	23	191	352	182	209	—	957

Net loans recovered (charged off)	(1,263)	(148)	(184)	(522)	(317)	—	(2,434)
Provision for loan losses	1,848	(1,523)	(1,105)	231	549	—	—

Balance, March 31	$21,887	$40,665	$25,445	$14,690	$3,670	$—	$106,357

	As of March 31, 2019
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$103	$386	$87	$19	$—	$—	$595
Loans collectively evaluated for impairment	21,553	39,969	24,711	14,531	3,670	—	104,434

Loans evaluated for impairment balance, March 31	21,656	40,355	24,798	14,550	3,670	—	105,029

Purchased credit impaired loans	231	310	647	140	—	—	1,328

Balance, March 31	$21,887	$40,665	$25,445	$14,690	$3,670	$—	$106,357

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$11,635	$60,160	$37,682	$33,802	$3,667	$—	$146,946
Loans collectively evaluated for impairment	1,628,973	4,567,658	2,416,635	1,457,839	633,716	—	10,704,821

Loans evaluated for impairment balance, March 31	1,640,608	4,627,818	2,454,317	1,491,641	637,383	—	10,851,767

Purchased credit impaired loans	8,695	71,448	30,900	14,132	1,993	—	127,168

Balance, March 31	$1,649,303	$4,699,266	$2,485,217	$1,505,773	$639,376	$—	$10,978,935

The following tables present the balances in the allowance for loan losses for the three-month period ended March 31, 2018 and the year ended December 31, 2018, and the allowance for loan losses and recorded investment in loans receivable based on portfolio segment by impairment method as of December 31, 2018. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2018
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$20,343	$43,939	$24,506	$15,292	$3,334	$2,852	$110,266
Loans charged off	(8)	(447)	(779)	(814)	(492)	—	(2,540)
Recoveries of loans previously charged off	30	101	361	98	296	—	886

Net loans recovered (charged off)	22	(346)	(418)	(716)	(196)	—	(1,654)
Provision for loan losses	(261)	1,238	(474)	1,617	109	(629)	1,600

Balance, March 31	20,104	44,831	23,614	16,193	3,247	2,223	110,212
Loans charged off	(391)	(764)	(1,965)	(1,407)	(1,921)	—	(6,448)
Recoveries of loans previously charged off	150	426	563	526	640	—	2,305

Net loans recovered (charged off)	(241)	(338)	(1,402)	(881)	(1,281)	—	(4,143)
Provision for loan losses	1,439	(2,157)	4,522	(331)	1,472	(2,223)	2,722

Balance, December 31	$21,302	$42,336	$26,734	$14,981	$3,438	$—	$108,791

	As of December 31, 2018
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$732	$468	$100	$21	$—	$—	$1,321
Loans collectively evaluated for impairment	20,336	41,512	25,970	14,789	3,438	—	106,045

Loans evaluated for impairment balance, December 31	21,068	41,980	26,070	14,810	3,438	—	107,366

Purchased credit impaired loans	234	356	664	171	—	—	1,425

Balance, December 31	$21,302	$42,336	$26,734	$14,981	$3,438	$—	$108,791

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$14,519	$58,706	$29,535	$30,251	$3,688	$—	$136,699
Loans collectively evaluated for impairment	1,522,520	4,741,484	2,473,467	1,431,608	624,561	—	10,793,640

Loans evaluated for impairment balance, December 31	1,537,039	4,800,190	2,503,002	1,461,859	628,249	—	10,930,339

Purchased credit impaired loans	8,996	82,927	33,059	14,472	2,086	—	141,540

Balance, December 31	$1,546,035	$4,883,117	$2,536,061	$1,476,331	$630,335	$—	$11,071,879

The following is an aging analysis for loans receivable as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,146	$1,752	$26,179	$33,077	$4,590,097	$4,623,174	$7,180
Construction/land development	259	113	5,878	6,250	1,643,053	1,649,303	3,369
Agricultural	1,141	—	145	1,286	74,806	76,092	—
Residential real estate loans
Residential 1-4 family	8,288	1,062	22,127	31,477	1,915,642	1,947,119	2,797
Multifamily residential	134	—	1,166	1,300	536,798	538,098	—

Total real estate	14,968	2,927	55,495	73,390	8,760,396	8,833,786	13,346
Consumer	1,320	22	3,613	4,955	443,138	448,093	574
Commercial and industrial	3,017	3,003	5,053	11,073	1,494,700	1,505,773	657
Agricultural and other	658	36	32	726	190,557	191,283	—

Total	$19,963	$5,988	$64,193	$90,144	$10,888,791	$10,978,935	$14,577

	December 31, 2018
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,598	$927	$24,710	$29,235	$4,777,449	$4,806,684	$9,679
Construction/land development	2,057	261	8,761	11,079	1,534,956	1,546,035	3,481
Agricultural	98	—	20	118	76,315	76,433	—
Residential real estate loans
Residential 1-4 family	5,890	3,745	19,137	28,772	1,946,814	1,975,586	1,753
Multifamily residential	—	200	972	1,172	559,303	560,475	—

Total real estate	11,643	5,133	53,600	70,376	8,894,837	8,965,213	14,913
Consumer	5,712	168	3,632	9,512	433,593	443,105	720
Commercial and industrial	1,237	87	6,977	8,301	1,468,030	1,476,331	1,526
Agricultural and other	1,121	—	33	1,154	186,076	187,230	—

Total	$19,713	$5,388	$64,242	$89,343	$10,982,536	$11,071,879	$17,159

Non-accruing loans at March 31, 2019 and December 31, 2018 were $49.6 million and $47.1 million, respectively.

The following is a summary of the impaired loans as of March 31, 2019 and December 31, 2018:

	March 31, 2019
				Three Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$41	$41	$—	$42	$1
Construction/land development	15	15	—	16	—
Agricultural	10	10	—	11	—
Residential real estate loans
Residential 1-4 family	303	303	—	209	5
Multifamily residential	—	—	—	—	—

Total real estate	369	369	—	278	6
Consumer	23	23	—	21	1
Commercial and industrial	207	207	—	156	3
Agricultural and other	—	—	—	—	—

Total loans without a specific valuation allowance	599	599	—	455	10
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	43,984	39,921	377	39,257	484
Construction/land development	10,135	9,208	103	10,649	87
Agricultural	523	526	9	410	5
Residential real estate loans
Residential 1-4 family	25,780	23,463	50	22,048	70
Multifamily residential	2,549	2,549	37	2,459	16

Total real estate	82,971	75,667	576	74,823	662
Consumer	3,811	3,612	—	3,624	7
Commercial and industrial	9,098	5,641	19	6,661	21
Agricultural and other	32	32	—	32	—

Total loans with a specific valuation allowance	95,912	84,952	595	85,140	690
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	44,025	39,962	377	39,299	485
Construction/land development	10,150	9,223	103	10,665	87
Agricultural	533	536	9	421	5
Residential real estate loans
Residential 1-4 family	26,083	23,766	50	22,257	75
Multifamily residential	2,549	2,549	37	2,459	16

Total real estate	83,340	76,036	576	75,101	668
Consumer	3,834	3,635	—	3,645	8
Commercial and industrial	9,305	5,848	19	6,817	24
Agricultural and other	32	32	—	32	—

Total impaired loans	$96,511	$85,551	$595	$85,595	$700

Note: Purchased credit impaired loans are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased credit impaired loans being classified as impaired loans as of March 31, 2019.

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

Interest recognized on impaired loans during the three months ended March 31, 2019 and 2018 was approximately $700,000 and $983,000, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified loans (excluding loans accounted for under ASC Topic 310-30) by class as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$44,248	$1,834	$—	$46,082
Construction/land development	12,233	546	—	12,779
Agricultural	773	—	—	773
Residential real estate loans
Residential 1-4 family	35,823	339	—	36,162
Multifamily residential	1,166	—	—	1,166

Total real estate	94,243	2,719	—	96,962
Consumer	3,329	1	—	3,330
Commercial and industrial	20,423	603	—	21,026
Agricultural and other	49	—	—	49

Total risk rated loans	$118,044	$3,323	$—	$121,367

	December 31, 2018
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$44,089	$484	$—	$44,573
Construction/land development	15,236	—	—	15,236
Agricultural	301	3	—	304
Residential real estate loans
Residential 1-4 family	34,731	253	—	34,984
Multifamily residential	972	—	—	972

Total real estate	95,329	740	—	96,069
Consumer	3,226	3	—	3,229
Commercial and industrial	16,362	585	—	16,947
Agricultural and other	48	—	—	48

Total risk rated loans	$114,965	$1,328	$—	$116,293

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

The following is a presentation of loans receivable by class and risk rating as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$293	$2,613,119	$1,862,510	$29,902	$46,082	$4,551,906
Construction/land development	14	680	336,883	1,289,460	792	12,779	1,640,608
Agricultural	—	—	37,477	36,759	903	773	75,912
Residential real estate loans
Residential 1-4 family	628	724	1,438,140	430,562	11,162	36,162	1,917,378
Multifamily residential	—	—	381,301	154,472	—	1,166	536,939

Total real estate	642	1,697	4,806,920	3,773,763	42,759	96,962	8,722,743
Consumer	14,189	4,074	403,101	20,973	433	3,330	446,100
Commercial and industrial	22,188	11,281	737,213	675,278	24,655	21,026	1,491,641
Agricultural and other	378	3,312	135,407	51,022	1,115	49	191,283

Total risk rated loans	$37,397	$20,364	$6,082,641	$4,521,036	$68,962	$121,367	10,851,767

Purchased credit impaired loans							127,168

Total loans receivable							$10,978,935

	December 31, 2018
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$443	$296	$2,740,068	$1,912,191	$26,361	$44,573	$4,723,932
Construction/land development	17	645	264,507	1,255,258	1,377	15,236	1,537,040
Agricultural	—	—	37,377	38,295	282	304	76,258
Residential real estate loans
Residential 1-4 family	715	738	1,453,859	446,557	7,078	34,984	1,943,931
Multifamily residential	—	—	388,572	169,526	—	972	559,070

Total real estate	1,175	1,679	4,884,383	3,821,827	35,098	96,069	8,840,231
Consumer	13,432	4,298	401,209	18,409	442	3,229	441,019
Commercial and industrial	21,673	13,310	737,218	649,390	23,321	16,947	1,461,859
Agricultural and other	737	3,423	133,901	48,567	554	48	187,230

Total risk rated loans	$37,017	$22,710	$6,156,711	$4,538,193	$59,415	$116,293	10,930,339

Purchased credit impaired loans							141,540

Total loans receivable							$11,071,879

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	17	$15,227	$8,397	$980	$4,457	$13,834
Construction/land development	2	584	547	15	—	562
Agricultural	3	451	388	13	—	401
Residential real estate loans
Residential 1-4 family	22	3,231	1,091	274	1,002	2,367
Multifamily residential	3	1,701	1,230	—	290	1,520

Total real estate	47	21,194	11,653	1,282	5,749	18,684
Consumer	4	33	17	6	—	23
Commercial and industrial	14	1,679	884	90	—	974

Total	65	$22,906	$12,554	$1,378	$5,749	$19,681

	December 31, 2018
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	17	$15,227	$8,482	$982	$4,475	$13,939
Construction/land development	2	584	546	17	—	563
Agricultural	2	345	283	14	—	297
Residential real estate loans
Residential 1-4 family	22	3,204	1,059	281	1,022	2,362
Multifamily residential	3	1,701	1,253	—	286	1,539

Total real estate	46	21,061	11,623	1,294	5,783	18,700
Consumer	5	38	18	9	—	27
Commercial and industrial	14	1,679	897	105	—	1,002

Total	65	$22,778	$12,538	$1,408	$5,783	$19,729

The following is a presentation of TDRs on non-accrual status as of March 31, 2019 and December 31, 2018 because they are not in compliance with the modified terms:

	March 31, 2019		December 31, 2018
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	4	$2,950	4	$2,950
Construction/land development	1	546	1	546
Agricultural	1	13	1	14
Residential real estate loans
Residential 1-4 family	8	752	8	778
Multifamily residential	1	138	1	142

Total real estate	15	4,399	15	4,430
Consumer	1	1	1	2
Commercial and industrial	6	179	6	194

Total	22	$4,579	22	$4,626

The following is a presentation of total foreclosed assets as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$5,251	$5,555
Construction/land development	5,571	3,534
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	3,644	4,142
Multifamily residential	—	5

Total foreclosed assets held for sale	$14,466	$13,236

Changes in the carrying amount of the accretable yield for purchased credit impaired loans were as follows for the three-month period ended March 31, 2019 for the Company’s acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$33,759	$141,540
Reforecasted future interest payments for loan pools	972	—
Accretion recorded to interest income	(4,369)	4,369
Adjustment to yield	3,520	—
Transfers to foreclosed assets held for sale	—	163
Payments received, net	—	(18,904)

Balance at end of period	$33,882	$127,168

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $972,000. This updated forecast does not change the expected weighted average yields on the loan pools.

During the 2019 impairment tests on the estimated cash flows of loans, the Company established that several loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $3.5 million as an additional adjustment to yield over the weighted average life of the loans.

6. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019	December 31, 2018
Goodwill	(In thousands)
Balance, beginning of period	$958,408	$927,949
Acquisitions	—	30,459

Balance, end of period	$958,408	$958,408

	March 31, 2019	December 31, 2018
Core Deposit and Other Intangibles	(In thousands)
Balance, beginning of period	$42,896	$49,351
Amortization expense	(1,586)	(1,625)

Balance, March 31	$41,310	47,726

Amortization expense		(4,830)

Balance, end of year		$42,896

The carrying basis and accumulated amortization of core deposits and other intangibles at March 31, 2019 and December 31, 2018 were:

	March 31, 2019	December 31, 2018
	(In thousands)
Gross carrying basis	$86,625	$86,625
Accumulated amortization	(45,315)	(43,729)

Net carrying amount	$41,310	$42,896

Core deposit and other intangible amortization expense was approximately $1.6 million for the three months ended March 31, 2019 and 2018. HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2019 through 2023 is approximately: 2019 – $6.5 million; 2020 – $5.9 million; 2021 – $5.7 million; 2022 – $5.7 million; 2023 – $5.5 million.

The carrying amount of the Company’s goodwill was $958.4 million at March 31, 2019 and December 31, 2018. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7. Other Assets

Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of March 31, 2019 and December 31, 2018 other assets were $172.7 million and $183.8 million, respectively.

The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $121.2 million and $134.6 million at March 31, 2019 and December 31, 2018, respectively, and are accounted for at cost.

The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $25.2 million and $25.1 million at March 31, 2019 and December 31, 2018, respectively. There were no transactions during the period that would indicate a material change in fair value. Therefore, these investments were accounted for at cost, less impairment.

8. Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $955.1 million and $922.0 million at March 31, 2019 and December 31, 2018, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.42 billion and $1.41 billion at March 31, 2019 and December 31, 2018, respectively.    Interest expense applicable to certificates in excess of $100,000 totaled $7.2 million and $2.8 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, brokered deposits were $636.3 million and $660.2 million, respectively.

Deposits totaling approximately $1.87 billion and $1.97 billion at March 31, 2019 and December 31, 2018, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9. Securities Sold Under Agreements to Repurchase

At March 31, 2019 and December 31, 2018, securities sold under agreements to repurchase totaled $152.2 million and $143.7 million, respectively. For the three-month periods ended March 31, 2019 and 2018, securities sold under agreements to repurchase daily weighted-average totaled $150.8 million and $152.7 million, respectively.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2019 and December 31, 2018 is presented in the following tables:

	March 31, 2019
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$9,394	$—	$—	$—	$9,394
Mortgage-backed securities	32,132	—	—	—	32,132
State and political subdivisions	97,702	—	—	—	97,702
Other securities	13,011	—	—	—	13,011

Total borrowings	$152,239	$—	$—	$—	$152,239

	December 31, 2018
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$19,124	$—	$—	$—	$19,124
Mortgage-backed securities	9,184	—	—	—	9,184
State and political subdivisions	98,841	—	—	—	98,841
Other securities	16,530	—	—	—	16,530

Total borrowings	$143,679	$—	$—	$—	$143,679

10. FHLB and Other Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $1.10 billion and $1.47 billion at March 31, 2019 and December 31, 2018, respectively. Other borrowed funds were $360,000 and $2.5 million and are classified as short-term advances as of March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, $415.4 million and $689.8 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2018, $782.6 million and $689.8 million of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2033 with fixed interest rates ranging from 1.00% to 4.80% and are secured by loans and investments securities. Maturities of borrowings as of March 31, 2019 include: 2019 – $558.4 million; 2020 – $146.4 million; 2021 – zero; 2022 – zero; after 2023 – $400.4 million. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $822.7 and $821.3 million at March 31, 2019 and December 31, 2018, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at March 31, 2019 and December 31, 2018, respectively.

Additionally, the parent company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at March 31, 2019 and December 31, 2018 was zero.

11. Subordinated Debentures

Subordinated debentures at March 31, 2019 and December 31, 2018 consisted of guaranteed payments on trust preferred securities with the following components:

	As of March 31, 2019	As of December 31, 2018
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	4,365	4,353
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	5,685	5,662
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	298,103	297,949

Total	$368,979	$368,790

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

12. Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Current:
Federal	$10,158	$15,005
State	3,363	4,967

Total current	13,521	19,972

Deferred:
Federal	6,922	3,004
State	2,292	994

Total deferred	9,214	3,998

Income tax expense	$22,735	$23,970

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Statutory federal income tax rate	21.00%	21.00%
Effect of non-taxable interest income	(0.86)	(0.74)
Stock compensation	(0.10)	(0.83)
State income taxes, net of federal benefit	3.98	4.10
Other	0.14	1.17

Effective income tax rate	24.16%	24.70%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$29,374	$30,033
Deferred compensation	1,556	4,037
Stock compensation	4,784	4,259
Non-accrual interest income	132	—
Real estate owned	1,244	1,382
Unrealized loss on securities available-for-sale	1,706	5,050
Loan discounts	22,013	23,755
Tax basis premium/discount on acquisitions	6,889	7,378
Investments	946	866
Other	9,508	10,243

Gross deferred tax assets	78,152	87,003

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	564	87
Core deposit intangibles	9,648	9,804
FHLB dividends	1,712	1,712
Other	2,167	2,125

Gross deferred tax liabilities	14,091	13,728

Net deferred tax assets	$64,061	$73,275

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Alabama, Arkansas, California, Florida, Kansas, New Jersey, New York, Ohio, Texas and Virginia. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2015.

13. Common Stock, Compensation Plans and Other

Common Stock

As of March 31, 2019, the Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 200,000,000 shares of common stock, par value $0.01 per share.

On April 18, 2019 at the Annual Meeting of Shareholders of the Company, the shareholders approved an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 300,000,000.

The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation.

Stock Repurchases

On January 18, 2019, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the remaining amount of authorized shares to repurchase to 9,919,447 shares. During the first three months of 2019, the Company utilized a portion of this stock repurchase program.

During the first three months of 2019, the Company repurchased a total of 2,716,359 shares with a weighted-average stock price of $19.00 per share. The first quarter 2019 earnings were used to fund the repurchases during the quarter. Shares repurchased under the program as of March 31, 2019 since its inception total 12,548,912 shares. The remaining balance available for repurchase is 7,203,088 shares at March 31, 2019.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of March 31, 2019, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 13,288,000. At March 31, 2019, the Company had approximately 1,683,000 shares of common stock remaining available for future grants and approximately 5,279,000 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

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

The intrinsic value of the stock options outstanding and stock options vested at March 31, 2019 was $3.6 million and $3.5 million, respectively. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $11.4 million as of March 31, 2019.

The table below summarizes the stock option transactions under the Plan at March 31, 2019 and December 31, 2018 and changes during the three-month period and year then ended:

	For the Three Months Ended March 31, 2019		For the Year Ended December 31, 2018
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	3,617	$19.62	2,274	$16.23
Granted	5	18.50	1,581	23.24
Forfeited/Expired	(25)	20.79	(37)	22.30
Exercised	—		(201)	9.25

Outstanding, end of period	3,597	19.61	3,617	19.62

Exercisable, end of period	1,186	$15.27	1,167	$15.31

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the three months ended March 31, 2019 was $4.08 per share. The weighted-average fair value of options granted during the year ended December 31, 2018 was $5.58 per share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018
Expected dividend yield	2.59%	2.05%
Expected stock price volatility	26.12%	25.59%
Risk-free interest rate	2.61%	2.82%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at March 31, 2019:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$2.66 to $2.77	6	0.75	2.66	6	2.66
$4.30 to $6.56	87	2.81	6.56	87	6.56
$8.62 to $9.54	245	3.91	9.01	245	9.01
$14.71 to $16.86	252	5.53	15.97	198	15.96
$17.12 to $17.40	193	5.64	17.20	128	17.24
$18.46 to $18.50	1,015	6.42	18.46	433	18.46
$20.16 to $20.58	48	6.53	20.51	25	20.45
$21.25 to $22.22	235	8.04	21.71	48	21.25
$22.70 to $23.51	1,436	9.31	23.32	—	0.00
$25.96	80	8.06	25.96	16	25.96

	3,597			1,186

The table below summarized the activity for the Company’s restricted stock issued and outstanding at March 31, 2019 and December 31, 2018 and changes during the period and year then ended:

	As of March 31, 2019	As of December 31, 2018
	(In thousands)
Beginning of year	1,873	1,145
Issued	177	1,010
Vested	(162)	(233)
Forfeited	(7)	(49)

End of period	1,881	1,873

Amount of expense for three months and twelve months ended, respectively	$2,090	$7,232

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $29.2 million as of March 31, 2019.

14. Non-Interest Expense

The table below shows the components of non-interest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Salaries and employee benefits	$37,836	$35,014
Occupancy and equipment	8,823	8,983
Data processing expense	3,970	3,986
Other operating expenses:
Advertising	1,051	962
Amortization of intangibles	1,586	1,625
Electronic banking expense	1,903	1,878
Directors’ fees	434	330
Due from bank service charges	238	219
FDIC and state assessment	1,710	1,608
Hurricane expense	897	—
Insurance	697	887
Legal and accounting	981	778
Other professional fees	2,812	1,639
Operating supplies	536	600
Postage	326	344
Telephone	303	373
Other expense	4,954	4,154

Total other operating expenses	18,428	15,397

Total non-interest expense	$69,057	$63,380

15. Leases

The Company leases land and office facilities under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2042 and do not include renewal options based on economic factors that would have implied that continuation of the lease was reasonably certain. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally include real estate taxes and common area maintenance (“CAM”) charges in the rental payments. Upon adoption of ASU 2016-02, the Company recorded a $47.1 million right-of-use (“ROU”) asset and $49.0 million lease liability within bank premises and equipment, net, and other liabilities, respectively, within the Company’s balance sheets. No cumulative adjustment to the opening balance of retained earnings was considered necessary due to the nature of the Company’s leases. Short-term leases are leases having a term of twelve months or less. As part of the standard adoption, the Company elected the package of practical expedients whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. In accordance with ASU 2018-11, the Company also elected the practical expedient whereby we elected to not separate nonlease components from the associated lease component of our operating leases. As a result, we account for these components as a single component under Topic 842 since (i) the timing and pattern of transfer of the nonlease components and the associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company recognizes short term leases on a straight-line basis and does not record a related ROU asset and liability for such leases. In addition, equipment leases were determined to be immaterial and a related ROU asset and liability for such leases is not recorded. As of March 31, 2019, the balances of the right-of-use asset and lease liability was $46.0 million and $48.0 million, respectively. The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

At March 31, 2019, the maturity of the lease liabilities for the operating leases are as follows (in thousands):

2019	$4,508
2020-2021	10,455
2022-2023	7,220
Thereafter	25,823

$48,006

At March 31, 2019, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2019	$5,788
2020	7,230
2021	6,157
2022	4,976
2023	4,341
Thereafter	30,414

$58,906

Additional information (dollar amounts in thousands):

Three Months Ended March 31,
2019
Lease expense:
Operating lease expense	$2,065
Short-term lease expense	24
Variable lease expense	239

Total lease expense	$2,328

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$1,940
Weighted-average remaining lease term	10.81 years
Weighted-average discount rate	3.64%

The Company currently leases three properties from three related parties. Total rent expense from the leases for the three months ended March 31, 2019 was $35,000 or 1.51% of total lease expense.

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

Although the Company has a diversified loan portfolio, at March 31, 2019 and December 31, 2018, commercial real estate loans represented 57.8% and 58.1% of total loans receivable, respectively, and 268.8% and 273.6% of total stockholders’ equity at March 31, 2019 and December 31, 2018, respectively. Residential real estate loans represented 22.6% and 22.9% of total loans receivable and 105.2% and 107.9% of total stockholders’ equity at March 31, 2019 and December 31, 2018, respectively.

Approximately 79.3% of the Company’s total loans and 83.1% of the Company’s real estate loans as of March 31, 2019, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.

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

At March 31, 2019 and December 31, 2018, commitments to extend credit of $2.35 billion and $2.34 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2019 and December 31, 2018, is $58.2 million and $55.6 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

18. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first quarter of 2019, the Company requested approximately $59.8 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 75.0% of the Company’s banking subsidiary’s first quarter 2019 earnings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2019, the Company meets all capital adequacy requirements to which it is subject.

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” and certain provisions of the Dodd-Frank Act (“Basel III”). Basel III applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies. Basel III became effective for the Company and its bank subsidiary on January 1, 2015. The capital conservation buffer requirement began being phased in beginning January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019 when the phase-in period ended, and the full capital conservation buffer requirement became effective.

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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of March 31, 2019, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 11.40%, 10.21%, 11.99%, and 15.36%, respectively, as of March 31, 2019.

19. Additional Cash Flow Information

The following is a summary of the Company’s additional cash flow information during the three-month periods ended:

	March 31,
	2019	2018
	(In thousands)
Interest paid	$35,574	$19,296
Income taxes paid	1,036	865
Assets acquired by foreclosure	4,737	4,253

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

Financial Assets and Liabilities Measured on a Recurring Basis

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of March 31, 2019 and December 31, 2018, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2019 and 2018. See Note 3 for additional detail related to investment securities

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities with complicated structures. Pricing for the Company’s investment securities is fairly generic and is easily obtained. The Company uses a third-party comparison pricing vendor in order to reflect consistency in the fair values of the investment securities sampled by the Company each quarter.

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $85.0 million and $84.3 million as of March 31, 2019 and December 31, 2018, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $188,000 and $195,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended March 31, 2019 and 2018, respectively.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of March 31, 2019 and December 31, 2018, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $14.5 million and $13.2 million, respectively.

Foreclosed assets held for sale with a carrying value of approximately $190,000 were remeasured during the three months ended March 31, 2019, resulting in a write-down of approximately $100,000. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans and foreclosed assets primarily relate to customized discounting criteria applied to the customer’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the underlying collateral. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from 10% to 25% for commercial and residential real estate collateral.

Fair Values of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

	March 31, 2019
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$562,470	$562,470	1
Federal funds sold	1,700	1,700	1
Investment securities – held-to-maturity	—	—	2
Loans receivable, net of impaired loans and allowance	10,787,622	10,579,699	3
Accrued interest receivable	50,288	50,288	1
FHLB, Federal Reserve & First National Banker’s Bank stock; other equity investments	146,366	146,366	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$2,519,175	$2,519,175	1
Savings and interest-bearing transaction accounts	6,650,181	6,650,181	1
Time deposits	1,898,096	1,888,180	3
Securities sold under agreements to repurchase	152,239	152,239	1
FHLB and other borrowed funds	1,105,175	1,105,175	2
Accrued interest payable	13,334	13,334	1
Subordinated debentures	368,979	373,971	3

	December 31, 2018
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$657,939	$657,939	1
Federal funds sold	325	325	1
Investment securities – held-to-maturity	192,776	193,610	2
Loans receivable, net of impaired loans and allowance	10,878,769	10,659,428	3
Accrued interest receivable	48,945	48,945	1
FHLB, Federal Reserve & First National Banker’s Bank stock; other equity investments	159,775	159,775	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$2,401,232	$2,401,232	1
Savings and interest-bearing transaction accounts	6,624,407	6,624,407	1
Time deposits	1,874,139	1,852,816	3
Securities sold under agreements to repurchase	143,679	143,679	1
FHLB and other borrowed funds	1,472,393	1,464,073	2
Accrued interest payable	8,891	8,891	1
Subordinated debentures	368,790	366,159	3

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale securities. The new guidance is effective for annual reporting period and interim reporting periods within those annual periods, beginning after December 15, 2017. The Company adopted the new standard effective January 1, 2018, and the implementation resulted in a $990,000 increase to retained earnings and a $990,000 decrease to accumulated other comprehensive income. The current accounting policies and procedures have been adjusted to comply with the accounting changes mentioned above. For additional information on fair value of assets and liabilities, see Note 19.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in ASU 2016-02 address several aspects of lease accounting with the significant change being the recognition of lease assets and lease liabilities for leases previously classified as operating leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity may adopt the new guidance either by restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption. The Company adopted the standard effective January 1, 2019 and recorded a ROU asset of $47.1 million and lease liability of $49.0 million. No cumulative adjustment to the opening balance of retained earnings was considered necessary due to the nature of the Company’s leases. As part of the standard adoption, the Company elected the package of practical expedients whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. In accordance with ASU 2018-11 Leases (Topic 842) Targeted Improvements, the Company also elected the practical expedient whereby we elected to not separate nonlease components from the associated lease component of our operating leases. As a result, we account for these components as a single component under Topic 842 since (i) the timing and pattern of the transfer of the nonlease components and the associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company has also elected to not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). As of March 31, 2019, the balances of the right-of-use asset and lease liability was $46.0 million and $48.0 million, respectively. The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15’s amendments add or clarify guidance on eight cash flow issues including debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, and the guidance must be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. The Company adopted the guidance effective January 1, 2018 and its adoption did not have a significant impact on our financial position or financial statement disclosures.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During 2018, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact from these amendments to our financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted the guidance effective January 1, 2019, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model to provide better insight to risk management activities in the financial statements, reduces the complexity in cash flow hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, requires the entire change in the fair value of a hedging instrument included in the assessment of the hedge effectiveness to be recorded in other comprehensive income, with amounts reclassified to earnings to be presented in the same line item used to present the earnings effect of the hedged item when the hedged item affects earnings and allows the initial prospective quantitative assessment of hedge effectiveness to be performed at any time after hedge designation, but no later than the first quarterly effectiveness testing date. This ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The amendments in this standard must be applied using the modified retrospective approach for cash flow and net investment hedge relationships existing on the date of adoption. The Company adopted the guidance effective January 1, 2019, and as permitted by the ASU, the Company reclassified the prepayable HTM investment securities, with a fair value of $193.6 million and $834,000 in net unrealized gains as of December 31, 2018, to available-for-sale investment securities.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the TCJA on December 22, 2017 that changed the Company’s federal income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. The Company adopted the guidance effective January 1, 2019, and its adoption resulted in a $459,000 reclassification between retained earnings and accumulated other comprehensive income.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted the guidance effective January 1, 2019, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date. This guidance is applicable to the Company beginning January 1, 2020. The Company is currently evaluating the potential effects of this guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, that amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The internal-use software guidance states that only qualifying costs incurred during the application development stage can be capitalized. The effective date is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively in accordance with the applicable guidance. At the time of adoption, entities will be required to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. The Company is beginning to evaluate its cloud computing arrangements and has not yet determined how we will apply or the impact of this new standard.

In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the OIS rate based on SOFR as a U.S. benchmark interest rate. Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition will facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. For entities that have not already adopted ASU 2017-12, the amendments in this Update are required to be adopted concurrently with the amendments in ASU 2017-12. The Company adopted the guidance concurrently with ASU 2017-12 effective January 1, 2019, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

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

In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors. The amendments in this update permit lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those lessors will account for those costs as if they are lessee costs. Consequently, a lessor making this election will exclude from the consideration in the contract and from variable payments not included in the consideration in the contract all collections from lessees of taxes within the scope of the election and will provide certain disclosures. The amendments in this update related to certain lessor costs require lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments. A lessor will record those reimbursed costs as revenue. The amendments in this Update related to recognizing variable payments for contracts with lease and non-lease components require lessors to allocate certain variable payments to the lease and non-lease components when the changes in facts and circumstances on which the variable payment is based occur. After the allocation, the amount of variable payments allocated to the lease components will be recognized as income in profit or loss in accordance with Topic 842, while the amount of variable payments allocated to non-lease components will be recognized in accordance with other Topics, such as Topic 606. The Company adopted the standard effective January 1, 2019 and its adoption did not have a significant impact.

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842) Codification Improvements. The amendments in this Update reinstate the exception in Topic 842 for lessors that are not manufacturers or dealers. Specifically, those lessors will use their cost, reflecting any volume or trade discounts that may apply, as the fair value of the underlying asset. However, if significant time lapses between the acquisition of the underlying asset and lease commencement, those lessors will be required to apply the definition of fair value (exit price) in Topic 820. In addition, the amendments in this Update address the concerns of lessors within the scope of Topic 942 about where “principal payments received under leases” should be presented. Specifically, lessors that are depository and lending institutions within the scope of Topic 942 will present all “principal payments received under leases” within investing activities. Finally, the amendments in this Update clarify the Board’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. The effective date for the amendments in this update is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

Results of Review of Interim Consolidated Financial Statements

We have reviewed the condensed consolidated balance sheet of Home BancShares, Inc. (“the Company”) as of March 31, 2019, and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2019, and 2018, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 26, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 6, 2019

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on February 26, 2019, which includes the audited financial statements for the year ended December 31, 2018. Unless the context requires otherwise, the terms “Company”, “us”, “we,” and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of March 31, 2019, we had, on a consolidated basis, total assets of $15.18 billion, loans receivable, net of $10.87 billion, total deposits of $11.07 billion, and stockholders’ equity of $2.36 billion.

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

Table 1: Key Financial Measures

	As of or for the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
Total assets	$15,179,501	$14,323,229
Loans receivable	10,978,935	10,325,736
Allowance for loan losses	106,357	110,212
Total deposits	11,067,452	10,396,615
Total stockholders’ equity	2,361,484	2,238,181
Net income	71,350	73,064
Basic earnings per share	0.42	0.42
Diluted earnings per share	0.42	0.42
Book value per share	14.04	12.89
Tangible book value per share (non-GAAP)(1)	8.10	7.27
Annualized net interest margin – FTE	4.30%	4.46%
Efficiency ratio	41.01	37.83
Efficiency ratio, as adjusted (non-GAAP)(2)	40.58	37.97
Annualized return on average assets	1.92	2.08
Annualized return on average common equity	12.34	13.38

(1)	See Table 19 for the non-GAAP tabular reconciliation.
(2)	See Table 23 for the non-GAAP tabular reconciliation.

Overview

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Our net income decreased $1.7 million, or 2.3%, to $71.4 million for the three-month period ended March 31, 2019, from $73.1 million for the same period in 2018. On a diluted earnings per share basis, our earnings were $0.42 per share for the three-month periods ended March 31, 2019 and 2018. Total interest expense increased $15.3 million or 61.6%, non-interest expense increased $5.7 million or 9.0% and non-interest income decreased by $2.1 million or 8.3%. This was partially offset by an $18.5 million, or 11.5%, increase in total interest income. The primary drivers of the increase in interest income and decrease in non-interest income were a $15.8 million increase in loan interest income and a $3.6 million decrease in other service charges and fees, respectively, and the primary driver of the increase in interest expense was a $13.2 million, or 89.2%, increase in interest expense on deposits.

Our net interest margin decreased from 4.46% for the three-month period ended March 31, 2018 to 4.30% for the three-month period ended March 31, 2019. The yield on interest earning assets was 5.52% and 5.27% for the three months ended March 31, 2019 and 2018, respectively, as average interest earning assets increased from $12.49 billion to $13.30 billion. The increase in earning assets is primarily the result of our acquisition of $376.2 million in loans from our purchase of Shore Premier Finance (“SPF”) in the second quarter of 2018 and organic loan growth of $277.0 million. The acquisition of SPF in the second quarter of 2018 resulted in a 3 basis point decline to our net interest margin due to lower interest rates on the acquired loans. The rate on interest bearing liabilities was 1.59% and 1.05% for the three months ended March 31, 2019 and 2018, respectively, as average interest-bearing liabilities increased from $9.60 billion to $10.18 billion. The growth of average interest earning assets and the increase in yield were offset by the increase in interest bearing liabilities and the rate on interest bearing liabilities plus the acquisition of SPF, which led to a decrease in net interest margin for the quarter ended March 31, 2019.

Our efficiency ratio was 41.01% for the three months ended March 31, 2019, compared to 37.83% for the same period in 2018. For the first quarter of 2019, our efficiency ratio, as adjusted (non-GAAP) was 40.58%, an increase of 261 basis points from the 37.97% reported for first quarter of 2018 (See Table 23 for the non-GAAP tabular reconciliation). The increase in the efficiency ratio is primarily due to the increase in non-interest expense which was primarily driven by a $2.8 million or 8.1% increase in salary and employee benefits as well as a decrease in non-interest income which is primarily due to a $3.6 million or 35.4% decrease in other service charges and fees. This decrease is due to the Bank being subject to the Durbin Amendment to the Dodd-Frank Act which restricted interchange fees beginning in the third quarter of 2018. We estimate that quarterly interchange fees are approximately $3.0 million lower as a result of the Durbin Amendment.

Our annualized return on average assets was 1.92% for the three months ended March 31, 2019, compared to 2.08% for the same period in 2018. Our annualized return on average common equity was 12.34% for the three months ended March 31, 2019, compared to 13.38% for the same period in 2018.

Financial Condition as of and for the Period Ended March 31, 2019 and December 31, 2018

Our total assets as of March 31, 2019 decreased $122.9 million to $15.18 billion from the $15.30 billion reported as of December 31, 2018. Cash and cash equivalents decreased $95.5 million, or 14.5%, for the quarter ended March 31, 2019. Our loan portfolio balance declined slightly to $10.98 billion as of March 31, 2019 from $11.07 billion at December 31, 2018. Total deposits increased $167.7 million to $11.07 billion as of March 31, 2019 from $10.90 billion as of December 31, 2018. Stockholders’ equity increased $11.6 million to $2.36 billion as of March 31, 2019, compared to $2.35 billion as of December 31, 2018. The increase in stockholders’ equity is primarily associated with quarterly net income of $71.4 million and $9.5 million of other comprehensive income resulting from a $12.8 million unrealized gain on available for sale securities and $3.3 million of deferred tax impact, which was partially offset by the $20.4 million dividend paid during the first quarter of 2019 and stock repurchases of $51.7 million.

Our non-performing loans were $64.2 million, or 0.58% of total loans as of March 31, 2019 and December 31, 2018. The allowance for loan losses as a percent of non-performing loans decreased to 165.7% as of March 31, 2019, from 169.4% as of December 31, 2018. Non-performing loans from our Arkansas franchise were $17.7 million at March 31, 2019 compared to $17.4 million as of December 31, 2018. Non-performing loans from our Florida franchise were $40.0 million at March 31, 2019 compared to $43.3 million as of December 31, 2018. Non-performing loans from our Alabama franchise were $3.0 million at March 31, 2019 compared to $179,000 as of December 31, 2018. Non-performing loans from our SPF franchise were $3.5 million at March 31, 2019 compared to $3.4 million as of December 31, 2018. There were no non-performing loans from our Centennial CFG franchise.

As of March 31, 2019, our non-performing assets increased to $79.6 million, or 0.52%, of total assets, from $78.0 million, or 0.51% of total assets, as of December 31, 2018. Non-performing assets from our Arkansas franchise were $24.9 million at March 31, 2019 compared to $24.0 million as of December 31, 2018. Non-performing assets from our Florida franchise were $48.2 million at March 31, 2019 compared to $50.2 million as of December 31, 2018. Non-performing assets from our Alabama franchise were $3.0 million at March 31, 2019 compared to $306,000 as of December 31, 2018. Non-performing assets from our SPF franchise were $3.5 million at March 31, 2019 compared to $3.4 million as of December 31, 2018. There were no non-performing assets from our Centennial CFG franchise.

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

•

Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310. Interchange fees were $3.0 million and $6.1 million for the three-month period ended March 31, 2019 and March 31, 2018, respectively. Centennial CFG loan fees were $916,000 and $1.2 million for the three-month period ended March 31, 2019 and March 31, 2018, respectively.

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

Investments – Held-to-Maturity. Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Starting January 1, 2018, premiums are now amortized to call date under ASU 2017-08 and discounts are accreted to interest income using the constant yield method over the period to maturity. Effective January 1, 2019, as permitted by ASU 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities, the Company reclassified the prepayable held-to-maturity (“HTM”) investment securities, with a fair value of $193.6 million and $834,000 in net unrealized gains as of December 31, 2018, to available-for-sale investment securities.

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

Loans considered impaired, under FASB ASC 310-10-35, are loans for which, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The aggregate amount of impairment of loans is utilized in evaluating the adequacy of the allowance for loan losses and amount of provisions thereto. Losses on impaired loans are charged against the allowance for loan losses when in the process of collection, it appears likely that such losses will be realized. The accrual of interest on impaired loans is discontinued when, in management’s opinion the collection of interest is doubtful or generally when loans are 90 days or more past due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Acquisitions

Shore Premier Finance

On June 30, 2018, the Company, completed the acquisition of SPF, a division of Union Bank & Trust of Richmond, Virginia, the bank subsidiary of Union Bankshares Corporation. The Company paid a purchase price of approximately $377.4 million in cash, subject to certain post-closing adjustments, and 1,250,000 shares of HBI common stock. SPF provides direct consumer financing for United States Coast Guard (“USCG”) registered high-end sail and power boats. Additionally, SPF provides inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.

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

As of March 31, 2019, we had 159 branch locations. There were 77 branches in Arkansas, 76 branches in Florida, five branches in Alabama and one branch in New York City.

Results of Operations

For the Three Months Ended March 31, 2019 and 2018

Our net income decreased $1.7 million, or 2.3%, to $71.4 million for the three-month period ended March 31, 2019, from $73.1 million for the same period in 2018. On a diluted earnings per share basis, our earnings were $0.42 per share for the three-month periods ended March 31, 2019 and 2018. Total interest expense increased $15.3 million or 61.6%, non-interest expense increased $5.7 million or 9.0% and non-interest income decreased by $2.1 million or 8.3%. This was partially offset by an $18.5 million, or 11.5%, increase in total interest income. The primary drivers of the increase in interest income and decrease in non-interest income were a $15.8 million increase in loan interest income and a $3.6 million decrease in other service charges and fees, respectively, and the primary driver of the increase in interest expense was a $13.2 million, or 89.2%, increase in interest expense on deposits.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (26.135% for the three-month periods ended March 31, 2019 and 2018).

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, is 2.25% to 2.50% as of March 31, 2019, which has increased from the target rate of 1.50% to 1.75% as of March 31, 2018.

Our net interest margin decreased from 4.46% for the three-month period ended March 31, 2018 to 4.30% for the three-month period ended March 31, 2019. The yield on interest earning assets was 5.52% and 5.27% for the three months ended March 31, 2019 and 2018, respectively, as average interest earning assets increased from $12.49 billion to $13.30 billion. The increase in earning assets is primarily the result of our acquisition of $376.2 million in loans from our purchase of SPF in the second quarter of 2018 and organic loan growth of $277.0 million. The acquisition of SPF in the second quarter of 2018 resulted in a 3 basis point decline to our net interest margin due to lower interest rates on the acquired loans. The rate on interest bearing liabilities was 1.59% and 1.05% for the three months ended March 31, 2019 and 2018, respectively, as average interest-bearing liabilities increased from $9.60 billion to $10.18 billion. The growth of average interest earning assets and the increase in yield were offset by the increase in interest bearing liabilities and the rate on interest bearing liabilities plus the acquisition of SPF, which led to a decrease in net interest margin for the quarter ended March 31, 2019.

For the three months ended March 31, 2019 and 2018, purchase accounting accretion on acquired loans was $9.0 million and $10.5 million and average purchase accounting loan discounts were $131.6 million and $164.1 million, respectively. Net accretion of time deposit premiums was $30,189 and $102,000 and net average unamortized CD premiums were $357,000 and $641,000 for the three-month periods ended March 31, 2019 and March 31, 2018, respectively.

Net interest income on a fully taxable equivalent basis increased $3.4 million, or 2.5%, to $140.8 million for the three-month period ended March 31, 2019, from $137.4 million for the same period in 2018. This increase in net interest income for the three-month period ended March 31, 2019 was the result of an $18.7 million increase in interest income partially offset by a $15.3 million increase in interest expense, on a fully taxable equivalent basis. The $18.7 million increase in interest income was primarily the result of a higher level of earning assets accompanied by higher yields on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $11.3 million. The higher yield was primarily driven by the increased loan production in the higher rate environment as well as the repricing of floating rate loans, which resulted in a $7.4 million increase in interest income, which was partially offset by a decrease in loan accretion income on our historical acquisitions. The $15.3 million increase in interest expense for the three-month period ended March 31, 2019 is primarily the result of an increase in interest bearing liabilities primarily resulting from a 7.3% increase in average deposits, combined with interest bearing liabilities repricing in a higher interest rate environment. The repricing of our interest-bearing liabilities in a higher interest rate environment resulted in an approximately $13.8 million increase in interest expense. The higher level of our interest-bearing liabilities resulted in an increase in interest expense of approximately $1.5 million.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2019 and 2018, as well as changes in fully taxable equivalent net interest margin for the three-month period ended March 31, 2019 compared to the same period in 2018.

Table 2: Analysis of Net Interest Income

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Interest income	$179,487	$160,976
Fully taxable equivalent adjustment	1,367	1,209

Interest income – fully taxable equivalent	180,854	162,185
Interest expense	40,017	24,767

Net interest income – fully taxable equivalent	$140,837	$137,418

Yield on earning assets – fully taxable equivalent	5.52%	5.27%
Cost of interest-bearing liabilities	1.59	1.05
Net interest spread – fully taxable equivalent	3.93	4.22
Net interest margin – fully taxable equivalent	4.30	4.46

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended March 31, 2019 vs. 2018
(In thousands)
Increase (decrease) in interest income due to change in earning assets	$11,277
Increase (decrease) in interest income due to change in earning asset yields	7,392
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(1,481)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	(13,769)

Increase (decrease) in net interest income	$3,419

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month periods ended March 31, 2019 and 2018, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2019			2018
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$272,410	$1,543	2.30%	$245,815	$929	1.53%
Federal funds sold	1,491	11	2.99	9,682	6	0.25
Investment securities – taxable	1,595,605	10,706	2.72	1,560,464	8,970	2.33
Investment securities – non-taxable	390,754	4,424	4.59	345,217	3,997	4.70
Loans receivable	11,036,503	164,170	6.03	10,325,439	148,283	5.82

Total interest-earning assets	13,296,763	$180,854	5.52	12,486,617	$162,185	5.27

Non-earning assets	1,782,909			1,747,752

Total assets	$15,079,672			$14,234,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$6,596,895	$19,537	1.20%	$6,409,585	$11,242	0.71%
Time deposits	1,903,373	8,469	1.80	1,513,854	3,564	0.95

Total interest-bearing deposits	8,500,268	28,006	1.34	7,923,439	14,806	0.76

Federal funds purchased	—	—	0.00	78	1	5.20
Securities sold under agreement to repurchase	150,803	634	1.71	152,716	376	1.00
FHLB and other borrowed funds	1,159,629	6,118	2.14	1,150,091	4,580	1.62
Subordinated debentures	368,884	5,259	5.78	368,124	5,004	5.51

Total interest-bearing liabilities	10,179,584	40,017	1.59	9,594,448	24,767	1.05

Non-interest-bearing liabilities
Non-interest-bearing deposits	2,439,520			2,381,259
Other liabilities	115,911			44,360

Total liabilities	12,735,015			12,020,067
Stockholders’ equity	2,344,657			2,214,302

Total liabilities and stockholders’ equity	$15,079,672			$14,234,369

Net interest spread			3.93%			4.22%
Net interest income and margin		$140,837	4.30%		$137,418	4.46%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2019 compared to the same period in 2018, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 5: Volume/Rate Analysis

	Three Months Ended March 31, 2019 over 2018
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$110	$504	$614
Federal funds sold	(9)	14	5
Investment securities – taxable	206	1,530	1,736
Investment securities – non-taxable	517	(90)	427
Loans receivable	10,453	5,434	15,887

Total interest income	11,277	7,392	18,669

Interest expense:
Interest-bearing transaction and savings deposits	338	7,957	8,295
Time deposits	1,100	3,805	4,905
Federal funds purchased	—	(1)	(1)
Securities sold under agreement to repurchase	(5)	263	258
FHLB borrowed funds	38	1,500	1,538
Subordinated debentures	10	245	255

Total interest expense	1,481	13,769	15,250

Increase (decrease) in net interest income	$9,796	$(6,377)	$3,419

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

We are primarily a real estate lender in the markets we serve. As such, we are subject to declines in asset quality when real estate prices fall. The recession in the latter years of the last decade harshly impacted the real estate market in Florida. The economic conditions in virtually every asset class, particularly in our Florida markets, have improved in recent years. Our Arkansas markets’ economies remained relatively stable during and after the recession with no significant boom or bust.

The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio.

There was zero and $1.6 million of provision for loan losses for the three months ended March 31, 2019 and 2018, respectively. This $1.6 million decrease in the provision for loan losses during the first three months of 2019 versus the first three months of 2018 is primarily a result of continued strong asset quality with non-performing loans to total loans of 0.58% and non-performing assets to total assets of 0.52%. In addition, net charge-offs to average total loans was 0.09% for the first three months of 2019.

Based upon current accounting guidance, the allowance for loan losses is not carried over in an acquisition. As a result, none of the acquired loans had any allocation of the allowance for loan losses at merger date. This is the result of all purchased loans being recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. However, as the acquired loans payoff or renew and the acquired footprint originates new loan production, it is necessary to establish an allowance which represents an amount that, in management’s judgment, will be adequate to absorb credit losses. The allowance for loan loss methodology for all originated loans as disclosed in Note 1 to the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2018, was used for these loans. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Non-Interest Income

Total non-interest income was $23.7 million for the three-month period ended March 31, 2019, compared to $25.8 million for the same period in 2018, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, increase in cash value of life insurance and dividends.

Table 6 measures the various components of our non-interest income for the three-month periods ended March 31, 2019 and 2018, respectively, as well as changes for the three-month period ended March 31, 2019 compared to the same period in 2018.

Table 6: Non-Interest Income

	Three Months Ended March 31,		2019 Change
	2019	2018	from 2018
	(Dollars in thousands)
Service charges on deposit accounts	$6,401	$6,075	$326	5.4%
Other service charges and fees	6,563	10,155	(3,592)	(35.4)
Trust fees	403	446	(43)	(9.6)
Mortgage lending income	2,435	2,657	(222)	(8.4)
Insurance commissions	609	679	(70)	(10.3)
Increase in cash value of life insurance	736	654	82	12.5
Dividends from FHLB, FRB, First National Bankers’ Bank & other	3,505	877	2,628	299.7
Gain on sale of SBA loans	241	182	59	32.4
Gain (loss) on sale of branches, equipment and other assets, net	79	7	72	1,028.6
Gain (loss) on OREO, net	206	405	(199)	(49.1)
Other income	2,494	3,668	(1,174)	(32.0)

Total non-interest income	$23,672	$25,805	$(2,133)	(8.3)%

Non-interest income decreased $2.1 million, or 8.3%, to $23.7 million for the three-month period ended March 31, 2019 from $25.8 million for the same period in 2018. The primary factor that resulted in this decrease was the impact of the Durbin Amendment which reduced interchange fees by approximately $3.0 million for the quarter. Other factors were changes related to service charges on deposit accounts, other service charges and fees, mortgage lending income, gain on OREO and other income, partially offset by an increase in dividends from FHLB, FRB, First National Bankers’ Bank & other.

Additional details for the three months ended March 31, 2019 on some of the more significant changes are as follows:

•	The $326,000 increase in service charges on deposit accounts is primarily related to an increase in overdraft fees due to additional volume as well as improved pricing.

•

The $3.6 million decrease in other service charges and fees is primarily due to the reduction in interchange fees as a result of the Company being subject to interchange fee restrictions from the Durbin Amendment. We exceeded $10 billion in assets during the first quarter of 2017 and became subject to the Durbin Amendment to the Dodd-Frank Act interchange fee restrictions beginning in the third quarter of 2018. The Durbin Amendment negatively impacted debit card and ATM fees. We estimate that quarterly interchange fees are approximately $3.0 million lower as a result of the Durbin Amendment.

•	The $222,000 decrease in mortgage lending income is primarily the result of lower fee income for secondary market loans.

•

The $2.6 million increase in dividends from FHLB, FRB, First National Bankers’ Bank & other is primarily the result of a $2.1 million special dividend from an equity investment. The remaining increase is associated with higher dividend income from Federal Reserve and FHLB stock as well as increased dividend income from other equity investments, which is related to an increased investment balance and improved dividend rate.

•

The $199,000 decrease in gain (loss) on OREO is primarily related to realizing fewer gains on sale from OREO properties during the first three months of 2019 compared to the first three months of 2018 and a $100,000 increase in OREO reevaluation expense compared to 2018.

•

Other income includes loan recoveries of $1.3 million on purchased loans previously charged off prior to acquisition, $363,000 of brokerage fee income, $421,000 of rental income and $410,000 of miscellaneous income.

Non-Interest Expense

Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 7 below sets forth a summary of non-interest expense for the three-month period ended March 31, 2019 and 2018, as well as changes for the three-month period ended March 31, 2019 compared to the same period in 2018.

Table 7: Non-Interest Expense

	Three Months Ended March 31,		2019 Change
	2019	2018	from 2018
	(Dollars in thousands)
Salaries and employee benefits	$37,836	$35,014	$2,822	8.1%
Occupancy and equipment	8,823	8,983	(160)	(1.8)
Data processing expense	3,970	3,986	(16)	(0.4)
Other operating expenses:
Advertising	1,051	962	89	9.3
Amortization of intangibles	1,586	1,625	(39)	(2.4)
Electronic banking expense	1,903	1,878	25	1.3
Directors’ fees	434	330	104	31.5
Due from bank service charges	238	219	19	8.7
FDIC and state assessment	1,710	1,608	102	6.3
Hurricane expense	897	—	897	100.0
Insurance	697	887	(190)	(21.4)
Legal and accounting	981	778	203	26.1
Other professional fees	2,812	1,639	1,173	71.6
Operating supplies	536	600	(64)	(10.7)
Postage	326	344	(18)	(5.2)
Telephone	303	373	(70)	(18.8)
Other expense	4,954	4,153	800	19.3

Total non-interest expense	$69,057	$63,380	$5,677	9.0%

Non-interest expense increased $5.7 million, or 9.0%, to $69.1 million for the three months ended March 31, 2019 from $63.4 million for the same period in 2018.

The $2.8 million increase in salaries and employee benefits expense is primarily due to the $844,000 additional expense related to performance based restricted stock and stock options granted during the third quarter of 2018 under the Company’s “HOMB $2.00” performance incentive program (“HOMB $2.00”), a $703,000 increase in salary expense for Centennial CFG, the completion of the acquisition of SPF during the second quarter of 2018, which accounted for $253,000 of the increase, and increased salary expense related to the normal increased cost of doing business as well as additional employees hired as a result of the increased regulatory environment.

The $897,000 in hurricane expense is related to damages from Hurricane Michael which made landfall in Mexico Beach, Florida on October 10, 2018.

The $1.2 million increase in other professional fees is primarily related to $900,000 of expense incurred in relation to a completed outsourced special project.

The $800,000 increase in other expense is primarily related to the continued growth of the Company.

Income Taxes

The income tax expense decreased $1.3 million, or 5.2%, to $22.7 million for the three-month period ended March 31, 2019, from $24.0 million for the same period in 2018. The effective income tax rate was 24.16% for the three-month period ended March 31, 2019, compared to 24.70% for the same period in 2018.

Financial Condition as of and for the Period Ended March 31, 2019 and December 31, 2018

Our total assets as of March 31, 2019 decreased $122.9 million to $15.18 billion from the $15.30 billion reported as of December 31, 2018. Cash and cash equivalents decreased $95.5 million, or 14.5%, for the quarter ended March 31, 2019. Our loan portfolio balance declined slightly to $10.98 billion as of March 31, 2019 from $11.07 billion at December 31, 2018. Total deposits increased $167.7 million to $11.07 billion as of March 31, 2019 from $10.90 billion as of December 31, 2018. Stockholders’ equity increased $11.6 million to $2.36 billion as of March 31, 2019, compared to $2.35 billion as of December 31, 2018. The increase in stockholders’ equity is primarily associated with quarterly net income of $71.4 million and $9.5 million of other comprehensive income resulting from a $12.8 million unrealized gain on available for sale securities and $3.3 million of deferred tax impact, which was partially offset by the $20.4 million dividend paid during the first quarter of 2019 and stock repurchases of $51.7 million.

Loan Portfolio

Loans Receivable

Our loan portfolio averaged $11.04 billion and $10.33 billion during the three-month periods ended March 31, 2019 and 2018, respectively. Loans receivable were $10.98 billion and $11.07 billion as of March 31, 2019 and December 31, 2018, respectively.

From December 31, 2018 to March 31, 2019, the Company experienced a decline of approximately $92.9 million in loans. Centennial CFG experienced $25.1 million of organic loan decline during the first quarter of 2019, while the legacy footprint experienced $67.8 million of organic loan decline during the first quarter of 2019.

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York. Loans receivable were approximately $3.72 billion, $5.09 billion, $216.9 million, $436.2 million and $1.52 billion as of March 31, 2019 in Arkansas, Florida, Alabama, SPF and Centennial CFG, respectively.

As of March 31, 2019, we had approximately $541.3 million of construction land development loans which were collateralized by land. This consisted of approximately $268.6 million for raw land and approximately $272.7 million for land with commercial and or residential lots.

Table 8 presents our loans receivable balances by category as of March 31, 2019 and December 31, 2018.

Table 8: Loans Receivable
	As of March 31, 2019	As of December 31, 2018
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$4,623,174	$4,806,684
Construction/land development	1,649,303	1,546,035
Agricultural	76,092	76,433
Residential real estate loans:
Residential 1-4 family	1,947,119	1,975,586
Multifamily residential	538,098	560,475

Total real estate	8,833,786	8,965,213
Consumer	448,093	443,105
Commercial and industrial	1,505,773	1,476,331
Agricultural	58,966	48,562
Other	132,317	138,668

Total loans receivable	$10,978,935	$11,071,879

Commercial Real Estate Loans. We originate non-farm and non-residential loans (primarily secured by commercial real estate), construction/land development loans, and agricultural loans, which are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized (where defined) over a 15 to 30-year period with balloon payments due at the end of one to five years. These loans are generally underwritten by assessing cash flow (debt service coverage), primary and secondary source of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, we will loan up to 85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.

As of March 31, 2019, commercial real estate loans totaled $6.35 billion, or 57.8% of loans receivable, as compared to $6.43 billion, or 58.1% of loans receivable, as of December 31, 2018. Commercial real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $2.10 billion, $3.17 billion, $117.7 million, zero and $959.6 million at March 31, 2019, respectively.

Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 30.9% and 57.8% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of March 31, 2019, with the remaining 11.3% relating to condos and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of March 31, 2019, residential real estate loans totaled $2.49 billion, or 22.6%, of loans receivable, compared to $2.54 billion, or 22.9% of loans receivable, as of December 31, 2018. Residential real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $937.1 million, $1.31 billion, $69.5 million, zero and $166.2 million at March 31, 2019, respectively.

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

As of March 31, 2019, consumer loans totaled $448.1 million, or 4.1% of loans receivable, compared to $443.1 million, or 4.0% of loans receivable, as of December 31, 2018. Consumer loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $33.9 million, $16.5 million, $1.2 million, $396.6 million and zero at March 31, 2019, respectively.

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

As of March 31, 2019, commercial and industrial loans totaled $1.51 billion, or 13.7% of loans receivable, compared to $1.48 billion, or 13.3% of loans receivable, as of December 31, 2018. Commercial and industrial loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $549.2 million, $494.2 million, $27.5 million, $39.6 million and $395.3 million at March 31, 2019, respectively.

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

We have purchased loans with deteriorated credit quality in our March 31, 2019 financial statements as a result of our historical acquisitions. The credit metrics most heavily impacted by our acquisitions of acquired loans with deteriorated credit quality were the following credit quality indicators listed in Table 9 below:

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

Table 9 sets forth information with respect to our non-performing assets as of March 31, 2019 and December 31, 2018. As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 9: Non-performing Assets

	As of March 31, 2019	As of December 31, 2018
	(Dollars in thousands)
Non-accrual loans	$49,616	$47,083
Loans past due 90 days or more (principal or interest payments)	14,577	17,159

Total non-performing loans	64,193	64,242

Other non-performing assets
Foreclosed assets held for sale, net	14,466	13,236
Other non-performing assets	947	497

Total other non-performing assets	15,413	13,733

Total non-performing assets	$79,606	$77,975

Allowance for loan losses to non-performing loans	165.68%	169.35%
Non-performing loans to total loans	0.58	0.58
Non-performing assets to total assets	0.52	0.51

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

Total non-performing loans were $64.2 million as of March 31, 2019 and December 31, 2018. Non-performing loans at March 31, 2019 are $17.7 million, $40.0 million, $3.0 million, $3.5 million and zero in the Arkansas, Florida, Alabama, SPF and Centennial CFG markets, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at March 31, 2019, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2019. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing loans. As of March 31, 2019, we had $15.1 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $9.8 million, our Arkansas market contains $4.9 million and our Alabama market contains $381,000 of these restructured loans.

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

The majority of the Bank’s loan modifications relates to commercial lending and involves reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At March 31, 2019 and December 31, 2018, the amount of TDRs was $19.7 million. As of March 31, 2019 and December 31, 2018, 76.7% and 76.6%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $14.5 million as of March 31, 2019, compared to $13.2 million as of December 31, 2018 for an increase of $1.3 million. The foreclosed assets held for sale as of March 31, 2019 are comprised of $7.2 million of assets located in Arkansas, $7.2 million of assets located in Florida, $34,000 located in Alabama and zero from SPF and Centennial CFG.

During the first three months of 2019, we had two foreclosed properties with a carrying value greater than $1.0 million. The first property was a development property in Florida acquired from The Bank of Commerce with a carrying value of $2.1 million at March 31, 2019. The second property was a development property in Florida with a carrying value of $1.5 million at March 31, 2019. The Company does not currently anticipate any additional losses on these properties. As of March 31, 2019, no other foreclosed assets held for sale have a carrying value greater than $1.0 million.

Table 10 shows the summary of foreclosed assets held for sale as of March 31, 2019 and December 31, 2018.

Table 10: Foreclosed Assets Held For Sale

	As of March 31, 2019	As of December 31, 2018
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,251	$5,555
Construction/land development	5,571	3,534
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	3,644	4,142
Multifamily residential	—	5

Total foreclosed assets held for sale	$14,466	$13,236

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of March 31, 2019, average impaired loans were $85.6 million compared to $81.3 million as of December 31, 2018. As of March 31, 2019 and December 31, 2018, impaired loans were $85.6 million. Loan balances with a specific allocation increased while the specific allocation for impaired loans decreased by approximately $726,000. As of March 31, 2019, our Arkansas, Florida, Alabama, SPF and Centennial CFG markets accounted for approximately $28.8 million, $49.9 million, $3.4 million, $3.5 million and zero of the impaired loans, respectively.

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

As of March 31, 2019 and December 31, 2018, there was not a material amount of purchased loans with deteriorated credit quality on non-accrual status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 11 shows the summary of non-accrual loans as of March 31, 2019 and December 31, 2018:

Table 11: Total Non-Accrual Loans

	As of March 31, 2019	As of December 31, 2018
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$18,999	$15,031
Construction/land development	2,509	5,280
Agricultural	145	20
Residential real estate loans
Residential 1-4 family	19,330	17,384
Multifamily residential	1,166	972

Total real estate	42,149	38,687
Consumer	3,039	2,912
Commercial and industrial	4,396	5,451
Agricultural	31	32
Other	1	1

Total non-accrual loans	$49,616	$47,083

If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $700,000 and $504,000 for the three-month periods ended March 31, 2019 and 2018, respectively, would have been recorded. The interest income recognized on the non-accrual loans for the three-month periods ended March 31, 2019 and 2018 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of March 31, 2019 and December 31, 2018:

Table 12: Loans Accruing Past Due 90 Days or More

	As of March 31, 2019	As of December 31, 2018
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7,180	$9,679
Construction/land development	3,369	3,481
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	2,797	1,753
Multifamily residential	—	—

Total real estate	13,346	14,913
Consumer	574	720
Commercial and industrial	657	1,526
Agricultural and other	—	—

Total loans accruing past due 90 days or more	$14,577	$17,159

Our total loans accruing past due 90 days or more and non-accrual loans to total loans 0.58% at both March 31, 2019 and December 31, 2018.

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

Between the receipt of the original appraisal and the updated appraisal, we monitor the loan’s repayment history. If the loan is $3.0 million or greater or the total loan relationship is $5.0 million or greater, our policy requires an annual credit review. Our policy requires financial statements from the borrowers and guarantors at least annually. In addition, we calculate the global repayment ability of the borrower/guarantors at least annually.

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

Loans Collectively Evaluated for Impairment. Loans receivable collectively evaluated for impairment decreased by approximately $88.8 million from $10.79 billion at December 31, 2018 to $10.70 billion at March 31, 2019. The percentage of the allowance for loan losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment was 0.98% at both March 31, 2019 and December 31, 2018.

Hurricanes Irma & Michael. The Company’s allowance for loan loss as of March 31, 2019 and December 31, 2018 was significantly impacted by Hurricane Michael, which made landfall in the Florida Panhandle as a Category 4 hurricane during the fourth quarter of 2018, and somewhat impacted by Hurricane Irma, which made initial landfall in the Florida Keys and a second landfall just south of Naples, Florida, as a Category 4 hurricane during the third quarter of 2017. As of December 31, 2018, management reevaluated the storm-related allowance for Hurricane Irma. Based on this analysis, management determined a $2.9 million storm-related allowance was still necessary. This amount was calculated by assigning a 0.10% to 0.35% allocation on the loans in the impacted counties, with the counties most heavily impacted receiving the 0.35% allocation. The Company’s management also performed an analysis on the loans with collateral in counties in the Florida Panhandle which were impacted by Hurricane Michael. Based on this analysis, management determined a $20.4 million storm-related provision was necessary. This amount was calculated by taking a 1.0% to 6.0% allocation on the loans in the impacted counties. The counties that experienced the most damage were assigned a 6.0% allocation. After establishing the storm-related provision for Hurricane Michael and adjusting the allowance for Hurricane Irma, the storm-related allowance was $23.2 million and $23.3 million at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, charge-offs of $2.6 million have been taken against the storm-related allowance for loan losses.

Charge-offs and Recoveries. Total charge-offs increased to $3.4 million for the three months ended March 31, 2019, compared to $2.5 million for the same period in 2018. Total recoveries increased to $957,000 for the three months ended March 31, 2019, compared to $886,000 for the same period in 2018. For the three months ended March 31, 2019, net charge-offs were $914,000 for Arkansas, $1.5 million for Florida and zero for SPF and Centennial CFG, while Alabama had $8,000 in net recoveries. These equaled a net charge-off position of $2.4 million. While the 2019 charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million.

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

Table 13 shows the allowance for loan losses, charge-offs and recoveries as of and for the three-month periods ended March 31, 2019 and 2018.

Table 13: Analysis of Allowance for Loan Losses

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Balance, beginning of period	$108,791	$110,266
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	339	447
Construction/land development	1,286	8
Agricultural	—	—
Residential real estate loans:
Residential 1-4 family	536	779
Multifamily residential	—	—

Total real estate	2,161	1,234
Consumer	39	15
Commercial and industrial	704	814
Agricultural	—	2
Other	487	475

Total loans charged off	3,391	2,540

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	191	101
Construction/land development	23	30
Agricultural	—	—
Residential real estate loans:		—
Residential 1-4 family	347	327
Multifamily residential	5	34

Total real estate	566	492
Consumer	20	26
Commercial and industrial	182	98
Agricultural	—	46
Other	189	224

Total recoveries	957	886

Net loans charged off (recovered)	2,434	1,654
Provision for loan losses	—	1,600

Balance, March 31	$106,357	$110,212

Net charge-offs (recoveries) to average loans receivable	0.09%	0.06%
Allowance for loan losses to total loans	0.97	1.07
Allowance for loan losses to net charge-offs (recoveries)	1,077	1,643

Allocated Allowance for Loan Losses. We use a risk rating and specific reserve methodology in the calculation and allocation of our allowance for loan losses. While the allowance is allocated to various loan categories in assessing and evaluating the level of the allowance, the allowance is available to cover charge-offs incurred in all loan categories.

The changes for the period ended March 31, 2019 and the year ended December 31, 2018 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 14 presents the allocation of allowance for loan losses as of March 31, 2019 and December 31, 2018.

Table 14: Allocation of Allowance for Loan Losses

	As of March 31, 2019		As of December 31, 2018
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$40,021	42.1%	$41,721	43.4%
Construction/land development	21,887	15.0	21,302	14.0
Agricultural	644	0.7	615	0.7
Residential real estate loans:
Residential 1-4 family	21,542	17.7	22,547	17.8
Multifamily residential	3,903	4.9	4,187	5.1

Total real estate	87,997	80.4	90,372	81.0
Consumer	1,262	4.1	1,153	4.0
Commercial and industrial	14,690	13.7	14,981	13.3
Agricultural	2,300	0.6	2,175	0.4
Other	108	1.2	110	1.3
Unallocated	—	—	—	—

Total allowance for loan losses	$106,357	100.0%	$108,791	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 2.7 years as of March 31, 2019.

Effective January 1, 2019, as permitted by ASU 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities, the Company reclassified the prepayable held-to-maturity investment securities, with a fair value of $193.6 million and $834,000 in net unrealized gains as of December 31, 2018, to available-for-sale investment securities.

As of December 31, 2018, we had $192.8 million of held-to-maturity securities. Of the $192.8 million of held-to-maturity securities as of December 31, 2018, $3.3 million were invested in U.S. Government-sponsored enterprises, $57.3 million were invested in mortgage-backed securities and $132.2 million were invested in state and political subdivisions.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $2.01 billion and $1.79 billion as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, $1.13 billion, or 55.9%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $1.03 billion, or 57.6%, of our available-for-sale securities as of December 31, 2018. To reduce our income tax burden, $437.3 million, or 21.7%, of our available-for-sale securities portfolio as of March 31, 2019, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $308.6 million, or 17.3%, of our available-for-sale securities as of December 31, 2018. We had $416.9 million, or 20.7%, invested in obligations of U.S. Government-sponsored enterprises as of March 31, 2019, compared to $414.1 million, or 23.2%, of our available-for-sale securities as of December 31, 2018. Also, we had approximately $33.8 million, or 1.7%, invested in other securities as of March 31, 2019, compared to $34.3 million, or 1.9% of our available-for-sale securities as of December 31, 2018.

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

Deposits

Our deposits averaged $10.94 billion for the three-month period ended March 31, 2019. Total deposits were $11.07 billion as of March 31, 2019, and $10.90 billion as of December 31, 2018. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 15 reflects the classification of the brokered deposits as of March 31, 2019 and December 31, 2018.

Table 15: Brokered Deposits

	March 31, 2019	December 31, 2018
	(In thousands)
Time Deposits	$101,932	$125,610
CDARS	109	109
Insured Cash Sweep and Other Transaction Accounts	534,307	534,508

Total Brokered Deposits	$636,348	$660,228

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate is currently at 2.25% to 2.50%.

Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three-month periods ended March 31, 2019 and 2018.

Table 16: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2019		2018
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$2,439,520	—%	$2,381,259	—%
Interest-bearing transaction accounts	5,971,626	1.30	5,750,298	0.77
Savings deposits	625,269	0.25	659,287	0.19
Time deposits:
$100,000 or more	1,436,170	2.04	1,002,725	1.14
Other time deposits	467,203	1.09	511,129	0.59

Total	$10,939,788	1.04%	$10,304,698	0.58%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $8.6 million, or 6.0%, from $143.7 million as of December 31, 2018 to $152.2 million as of March 31, 2019.

FHLB and Other Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $1.10 billion and $1.47 billion at March 31, 2019 and December 31, 2018, respectively. Other borrowed funds were $360,000 and $2.5 million and are classified as short-term advances as of March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, $415.4 million and $689.8 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2018, $782.6 million and $689.8 million of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2033 with fixed interest rates ranging from 1.00% to 4.80% and are secured by loans and investments securities. Maturities of borrowings as of March 31, 2019 include: 2019 – $558.4 million; 2020 – $146.4 million; 2021 – zero million; 2022 – zero; after 2023 – $400.3 million. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $369.0 million and $368.8 million as of March 31, 2019 and December 31, 2018, respectively.

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

Stockholders’ Equity

Stockholders’ equity was $2.36 billion at March 31, 2019 compared to $2.35 billion at December 31, 2018. The increase in stockholders’ equity is primarily associated with quarterly net income of $71.4 million and $9.5 million of change in accumulated other comprehensive income, which was partially offset by the $20.4 million dividend paid during the first quarter of 2019 as well as $51.7 million in stock repurchases. The annualized improvement in stockholders’ equity for the first three months of 2019 was 2.00%. As of March 31, 2019 and December 31, 2018, our equity to asset ratio was 15.56% and 15.36%, respectively. Book value per share was $14.04 as of March 31, 2019, compared to $13.76 as of December 31, 2018, an 8.25% annualized increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.12 per share and $0.11 per share for each of the three-month periods ended March 31, 2019 and 2018, respectively. The common stock dividend payout ratio for the three months ended March 31, 2019 and 2018 was 28.54% and 26.19%, respectively. On April 18, 2019, the Board of Directors declared a regular $0.13 per share quarterly cash dividend payable June 5, 2019, to shareholders of record May 15, 2019.

Stock Repurchase Program. On January 18, 2019, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the total amount of authorized shares to repurchase to approximately 19,752,000 shares. During the first quarter of 2019, the Company utilized a portion of this stock repurchase program. We repurchased a total of 2,716,359 shares with a weighted-average stock price of $19.00 per share during the first quarter of 2019. Shares repurchased under the program as of March 31, 2019 total 12,548,912 shares. The remaining balance available for repurchase was 7,203,088 shares at March 31, 2019.

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

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” and certain provisions of the Dodd-Frank Act (“Basel III”). Basel III applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies. Basel III became effective for the Company and its bank subsidiary on January 1, 2015. The capital conservation buffer requirement began being phased in beginning January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019 when the phase-in period ended, and the full capital conservation buffer requirement became effective.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2019 and December 31, 2018, we met all regulatory capital adequacy requirements to which we were subject.

Table 17 presents our risk-based capital ratios on a consolidated basis as of March 31, 2019 and December 31, 2018.

Table 17: Risk-Based Capital

	As of March 31, 2019	As of December 31, 2018
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$2,361,484	$2,349,886
Goodwill and core deposit intangibles, net	(999,294)	(1,000,842)
Unrealized (gain) loss on available-for-sale securities	4,821	13,815
Deferred tax assets	—	—

Total common equity Tier 1 capital	1,367,011	1,362,859
Qualifying trust preferred securities	70,876	70,841

Total Tier 1 capital	1,437,887	1,433,700

Tier 2 capital
Qualifying subordinated notes	298,103	297,949
Qualifying allowance for loan losses	106,357	108,791

Total Tier 2 capital	404,460	406,740

Total risk-based capital	$1,842,347	$1,840,440

Average total assets for leverage ratio	$14,080,378	$13,838,137

Risk weighted assets	$11,990,970	$12,022,576

Ratios at end of period
Common equity Tier 1 capital	11.40%	11.34%
Leverage ratio	10.21	10.36
Tier 1 risk-based capital	11.99	11.93
Total risk-based capital	15.36	15.31
Minimum guidelines – Basel III phase-in schedule
Common equity Tier 1 capital	7.00%	6.375%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	7.875
Total risk-based capital	10.50	9.875
Minimum guidelines – Basel III fully phased-in
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

Earnings, as adjusted, and diluted earnings per common share, as adjusted, are meaningful non-GAAP financial measures for management, as they exclude certain items such as hurricane expenses and/or certain gains and losses. Management believes the exclusion of these items in expressing earnings provides a meaningful foundation for period-to-period and company-to-company comparisons, which management believes will aid both investors and analysts in analyzing our financial measures and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of our business, because management does not consider these items to be relevant to ongoing financial performance.

In Table 18 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 18: Earnings, As Adjusted

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
GAAP net income available to common shareholders (A)	$71,350	$73,064
Adjustments:
Special dividend from equity investment	(2,134)	—
Hurricane expenses	897	—
Outsourced special project expense	900	—

Total adjustments	(337)	—
Tax-effect of adjustments (1)	(88)	—

Adjustments after-tax (B)	(249)	—

Earnings, as adjusted (C)	$71,101	$73,064

Average diluted shares outstanding (D)	169,592	174,383
GAAP diluted earnings per share: A/D	$0.42	$0.42
Adjustments after-tax: B/D	—	—

Diluted earnings per common share, as adjusted: C/D	$0.42	$0.42

(1)	Effective tax rate of 26.135% for the quarters ended March 31, 2019 and 2018.

We had $999.7 million, $1.00 billion, and $975.7 million total goodwill, core deposit intangibles and other intangible assets as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets, return on average tangible equity excluding intangible amortization and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, tangible book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 19 through 22, respectively.

Table 19: Tangible Book Value Per Share

	As of March 31, 2019	As of December 31, 2018
	(In thousands, except per share data)
Book value per share: A/B	$14.04	$13.76
Tangible book value per share: (A-C-D)/B	8.10	7.90
(A) Total equity	$2,361,484	$2,349,886
(B) Shares outstanding	168,173	170,720
(C) Goodwill	$958,408	$958,408
(D) Core deposit and other intangibles	41,310	42,896

Table 20: Return on Average Assets

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Return on average assets: A/D	1.92%	2.08%
Return on average assets excluding intangible amortization: (A+B)/(D-E)	2.09	2.27
Return on average assets excluding special dividend from equity investment, hurricane expenses & outsourced special project expense: (ROA, as adjusted) (A+C)/D	1.91	2.08
(A) Net income	$71,350	$73,064
(B) Intangible amortization after tax	1,172	1,201
(C) Adjustments after-tax	(249)	—
(D) Average assets	15,079,672	14,234,369
(E) Average goodwill, core deposits and other intangible assets	1,000,494	976,451

Table 21: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Return on average equity: A/D	12.34%	13.38%
Return on average common equity excluding special dividend from equity investment, merger expenses, hurricane expenses & outsourced special project expense: (ROE, as adjusted) ((A+C)/D)	12.30	13.38
Return on average tangible equity excluding intangible amortization: B/(D-E)	21.88	24.33
Return on average tangible common equity excluding special dividend from equity investment, hurricane expenses & outsourced special project expense: (ROTCE, as adjusted) ((A+C)/(D-E))	21.45	23.94
(A) Net income	$71,350	$73,064
(B) Earnings excluding intangible amortization	72,522	74,265
(C) Adjustments after-tax	(249)	—
(D) Average equity	2,344,657	2,214,302
(E) Average goodwill, core deposits and other intangible assets	1,000,494	976,451

Table 22: Tangible Equity to Tangible Assets

	As of March 31, 2019	As of December 31, 2018
	(Dollars in thousands)
Equity to assets: B/A	15.56%	15.36%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.60	9.43
(A) Total assets	$15,179,501	$15,302,438
(B) Total equity	2,361,484	2,349,886
(C) Goodwill	958,408	958,408
(D) Core deposit and other intangibles	41,310	42,896

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

Table 23: Efficiency Ratio, As Adjusted

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Net interest income (A)	$139,470	$136,209
Non-interest income (B)	23,672	25,805
Non-interest expense (C)	69,057	63,380
FTE Adjustment (D)	1,367	1,209
Amortization of intangibles (E)	1,586	1,625
Adjustments:
Non-interest income:
Special dividend from equity investment	$2,134	$—
Gain (loss) on OREO, net	206	405
Gain on sale of SBA loans	241	182
Gain (loss) on sale of branches, equipment and other assets, net	79	7

Total non-interest income adjustments (F)	$2,660	$594

Non-interest expense:
Hurricane damage expenses	$897	$—
Outsourced special project expense	900	—

Total non-interest expense adjustments (G)	$1,797	$—

Efficiency ratio (reported): ((C-E)/(A+B+D))	41.01%	37.83%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	40.58	37.97

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of March 31, 2019, our cash and cash equivalents were $562.5 million, or 3.7% of total assets, compared to $657.9 million, or 4.3% of total assets, as of December 31, 2018. Our available-for-sale investment securities and federal funds sold were $2.01 billion and $1.79 billion as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, our investment portfolio was comprised of approximately 72.2% or $1.45 billion of securities which mature in less than five years. As of March 31, 2019 and December 31, 2018, $1.26 billion and $1.32 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of March 31, 2019, our total deposits were $11.07 billion, or 72.9% of total assets, compared to $10.90 billion, or 71.2% of total assets, as of December 31, 2018. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

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

As of March 31, 2019 and December 31, 2018, we could have borrowed up to $310.0 million and $288.0 million, respectively, on a secured basis from the Federal Reserve, up to $25.0 million from First National Bankers’ Bank on an unsecured basis, up to $25.0 million from First National Bankers’ Bank on a secured basis and up to $45.0 million in the aggregate from other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $1.10 billion and $1.47 billion at March 31, 2019 and December 31, 2018, respectively. Other borrowed funds were $360,000 and $2.5 million and are classified as short-term advances as of March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, $415.4 million and $689.8 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2018, $782.6 million and $698.8 million of the outstanding balance were issued as short-term and long-term advances, respectively. Our FHLB borrowing capacity was $3.07 billion and $2.62 billion as of March 31, 2019 and December 31, 2018, respectively.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At March 31, 2019, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 24 presents our sensitivity to net interest income as of March 31, 2019.

Table 24: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	6.93%
Up 100 basis points	3.71
Down 100 basis points	(6.41)
Down 200 basis points	(12.42)

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of March 31, 2019, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 6.7%.

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

Table 25 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of March 31, 2019.

Table 25: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$421,443	$—	$—	$—	$—	$—	$—	$421,443
Federal funds sold	1,700	—	—	—	—	—	—	1,700
Investment securities	345,395	77,906	100,278	175,071	270,649	504,715	539,109	2,013,123
Loans receivable	3,354,378	665,908	755,534	1,376,420	1,687,912	2,380,165	758,618	10,978,935

Total earning assets	4,122,916	743,814	855,812	1,551,491	1,958,561	2,884,880	1,297,727	13,415,201

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$1,193,499	$515,059	$772,588	$1,545,177	$900,386	$655,882	$1,067,590	$6,650,181
Time deposits	207,349	210,909	240,030	906,118	232,192	99,105	2,393	1,898,096
Securities sold under repurchase agreements	152,239	—	—	—	—	—	—	152,239
FHLB and other borrowed funds	415,143	15,017	128,053	24	146,784	24	400,130	1,105,175
Subordinated debentures	70,876	—	—	—	—	298,102	—	368,978

Total interest-bearing liabilities	2,039,106	740,985	1,140,671	2,451,319	1,279,362	1,053,113	1,470,113	10,174,669

Interest rate sensitivity gap	$2,083,810	$2,829	$(284,859)	$(899,828)	$679,199	$1,831,767	$(172,386)	$3,240,532

Cumulative interest rate sensitivity gap	$2,083,810	$2,086,639	$1,801,780	$901,952	$1,581,151	$3,412,918	$3,240,532
Cumulative rate sensitive assets to rate sensitive liabilities	202.2%	175.1%	146.0%	114.2%	120.7%	139.2%	131.8%
Cumulative gap as a % of total earning assets	15.5%	15.6%	13.4%	6.7%	11.8%	25.4%	24.2%

Item 4:	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2019, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiaries are a party or of which any of their property is the subject.

Item 1A:	Risk Factors

There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2018. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

On January 18, 2019, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which was last amended and approved on February 21, 2018. This authorization brought the total amount of authorized shares to repurchase to 9,919,447 shares. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 through January 31, 2019	200,000	$18.62	200,000	9,719,447
February 1 through February 28, 2019	2,100,000	19.25	2,100,000	7,619,447
March 1 through March 31, 2019	416,359	17.92	416,359	7,203,088

Total	2,716,359		2,716,359

(1)	The above described stock repurchase program has no expiration date.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

Exhibit No.

3.1	Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.2	Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.2 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.3	Second Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.3 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.4	Third Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.4 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.5	Fourth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 8, 2007)

3.6	Fifth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-3 (File No. 333-157165))

3.7	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed with the Secretary of State of the State of Arkansas on January 14, 2009 (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on January 21, 2009)

3.8	Seventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 19, 2013)

3.9	Eighth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares Current Report on Form 8-K filed on April 22, 2016)

3.10	Ninth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares Current Report on Form 8-K filed on April 23, 2019)

3.11	Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.5 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.1	Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.2	Instruments defining the rights of security holders including indentures. Home BancShares hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of Home BancShares and its consolidated subsidiaries. No issuance of debt exceeds ten percent of the assets of Home BancShares and its subsidiaries on a consolidated basis.

10.1	Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on March 30, 2012)

10.2	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 6, 2015)

10.3	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 22, 2016)

10.4	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 20, 2018)

10.5	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.5 of Home BancShares’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018)

15	Awareness of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC.

(Registrant)

Date: May 6, 2019	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: May 6, 2019	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date: May 6, 2019	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer