Form 10-Q
period 2019-06-30
HOME BANCSHARES INC
filed 2019-08-07
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM
10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended
June 30, 2019
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from

to

Commission File Number:
000-51904
HOME BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Arkansas	71-0682831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

719 Harkrider, Suite 100 , Conway, Arkansas	72032
(Address of principal executive offices)	(Zip Code)

(501)
339-2929
(Registrant’s telephone number, including area code)
Not Applicable
Former name, former address and former fiscal year, if changed since last report
Securities registered pursuant to
Section 12(b)
of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock , par value $0.01 per share	HOMB	NASDAQ Global Select Market

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
167,467,975
shares as of August 2, 2019.

HOME BANCSHARES, INC.
FORM 10-Q
June 30, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of our statements contained in this document, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, including through potential acquisitions, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:
•	the effects of future local, regional, national and international economic conditions, including inflation or a decrease in commercial real estate and residential housing values;

•	changes in the level of nonperforming assets and charge-offs, and credit risk generally;

•	the risks of changes in interest rates or the level and composition of deposits, loan demand and the values of loan collateral, securities and interest-sensitive assets and liabilities;

•	the effect of any mergers, acquisitions or other transactions to which we or our bank subsidiary may from time to time be a party, including our ability to successfully integrate any businesses that we acquire;

•	the risk that expected cost savings and other benefits from acquisitions may not be fully realized or may take longer to realize than expected;

•	the possibility that an acquisition does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;

•	the reaction to a proposed acquisition transaction of the respective companies’ customers, employees and counterparties;

•	diversion of management time on acquisition-related issues;

•	the ability to enter into and/or close additional acquisitions;

•	the availability of and access to capital on terms acceptable to us;

•	increased regulatory requirements and supervision that applies as a result of our exceeding $10 billion in total assets;

•	legislation and regulation affecting the financial services industry as a whole, and the Company and its subsidiaries in particular, including the effects resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), recent reforms to the Dodd-Frank Act and other future legislative and regulatory changes;

•	governmental monetary and fiscal policies;

•	the effects of terrorism and efforts to combat it;

•	political instability;

•	risks associated with our customer relationship with the Cuban government and our correspondent banking relationship with Banco Internacional de Comercio, S.A. (BICSA), a Cuban commercial bank;

•	adverse weather events, including hurricanes, and other natural disasters;

•	the ability to keep pace with technological changes, including changes regarding cybersecurity;

•	an increase in the incidence or severity of fraud, illegal payments, cybersecurity breaches or other illegal acts impacting our bank subsidiary, our vendors or our customers;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet;

•	the effect of changes in accounting policies and practices and auditing requirements, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;

•	higher defaults on our loan portfolio than we expect; and

•	the failure of assumptions underlying the establishment of our allowance for loan losses or changes in our estimate of the adequacy of the allowance for loan losses.

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
 10-K
filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2019.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$183,745	$175,024
Interest-bearing deposits with other banks	373,557	482,915

Cash and cash equivalents	557,302	657,939
Federal funds sold	1,075	325
Investment securities – available-for-sale	2,053,939	1,785,862
Investment securities – held-to-maturity	—	192,776
Loans receivable	11,053,129	11,071,879
Allowance for loan losses	(106,066)	(108,791)

Loans receivable, net	10,947,063	10,963,088
Bank premises and equipment, net	278,821	233,261
Foreclosed assets held for sale	13,734	13,236
Cash value of life insurance	149,708	148,621
Accrued interest receivable	48,992	48,945
Deferred tax asset, net	58,517	73,275
Goodwill	958,408	958,408
Core deposit and other intangibles	39,723	42,896
Other assets	180,293	183,806

Total assets	$15,287,575	$15,302,438

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$2,575,696	$2,401,232
Savings and interest-bearing transaction accounts	6,774,162	6,624,407
Time deposits	1,997,458	1,874,139

Total deposits	11,347,316	10,899,778
Securities sold under agreements to repurchase	142,541	143,679
FHLB and other borrowed funds	899,447	1,472,393
Accrued interest payable and other liabilities	107,695	67,912
Subordinated debentures	369,170	368,790

Total liabilities	12,866,169	12,952,552

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2019 and 200,000,000 in 2018; shares issued and outstanding 167,465,975 in 2019 and 170,720,072 in 2018	1,675	1,707
Capital surplus	1,550,999	1,609,810
Retained earnings	853,964	752,184
Accumulated other comprehensive income (loss)	14,768	(13,815)

Total stockholders’ equity	2,421,406	2,349,886

Total liabilities and stockholders’ equity	$15,287,575	$15,302,438

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
	(Unaudited)
Interest income:
Loans	$165,816	$152,996	$329,664	$301,061
Investment securities
Taxable	10,650	8,979	21,356	17,949
Tax-exempt	3,183	3,368	6,562	6,374
Deposits – other banks	1,628	1,206	3,171	2,135
Federal funds sold	10	12	21	18

Total interest income	181,287	166,561	360,774	327,537

Interest expense:
Interest on deposits	29,709	18,164	57,715	32,970
Federal funds purchased	—	—	—	1
FHLB and other borrowed funds	4,722	4,245	10,840	8,825
Securities sold under agreements to repurchase	630	372	1,264	748
Subordinated debentures	5,239	5,168	10,498	10,172

Total interest expense	40,300	27,949	80,317	52,716

Net interest income	140,987	138,612	280,457	274,821
Provision for loan losses	1,325	2,722	1,325	4,322

Net interest income after provision for loan losses	139,662	135,890	279,132	270,499

Non-interest income:
Service charges on deposit accounts	6,259	6,780	12,660	12,855
Other service charges and fees	8,177	9,797	14,740	19,952
Trust fees	391	379	794	825
Mortgage lending income	3,457	3,477	5,892	6,134
Insurance commissions	515	526	1,124	1,205
Increase in cash value of life insurance	740	730	1,476	1,384
Dividends from FHLB, FRB, FNBB & other	1,149	1,600	4,654	2,477
Gain on sale of SBA loans	355	262	596	444
(Loss) gain on sale of branches, equipment and other assets, net	(129)	—	(50)	7
Gain on OREO, net	58	1,046	264	1,451
Other income	2,094	3,076	4,588	6,744

Total non-interest income	23,066	27,673	46,738	53,478

Non-interest expense:
Salaries and employee benefits	37,976	34,476	75,812	69,490
Occupancy and equipment	8,853	8,519	17,676	17,502
Data processing expense	3,838	3,339	7,808	7,325
Other operating expenses	16,957	16,894	35,385	32,291

Total non-interest expense	67,624	63,228	136,681	126,608

Income before income taxes	95,104	100,335	189,189	197,369
Income tax expense	22,940	24,310	45,675	48,280

Net income	$72,164	$76,025	$143,514	$149,089

Basic earnings per share	$0.43	$0.44	$0.85	$0.86

Diluted earnings per share	$0.43	$0.44	$0.85	$0.86

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
	(Unaudited)
Net income	$72,164	$76,025	$143,514	$149,089
Net unrealized gain (loss) on available-for-sale securities	26,520	(4,345)	39,317	(25,978)

Other comprehensive income (loss) , before tax effect	26,520	(4,345)	39,317	(25,978)
Tax effect on other comprehensive (loss) income	(6,931)	1,018	(10,275)	6,780

Other comprehensive income (loss)	19,589	(3,327)	29,042	(19,198)

Comprehensive income	$91,753	$72,698	$172,556	$129,891

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Three and Six Months Ended June 30, 2019 and 2018
For the three and six months ended June 30, 2019

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2019	$1,707	$1,609,810	$752,184	$(13,815)	$2,349,886
Comprehensive income:
Net income	—	—	71,350	—	71,350
Other comprehensive income	—	—	—	9,453	9,453
Impact of adoption of new accounting standards (1)	—	—	459	(459)	—
Repurchase of 2,716,359 shares of common stock	(27)	(51,658)	—	—	(51,685)
Share-based compensation net issuance of 169,125 shares of restricted common stock	2	2,842	—	—	2,844
Cash dividends – Common Stock, $0.12 per share	—	—	(20,364)	—	(20,364)

Balances at March 31, 2019 (unaudited)	$1,682	$1,560,994	$803,629	$(4,821)	$2,361,484
Comprehensive income:
Net Income	—	—	72,164	—	72,164
Other comprehensive income	—	—	—	19,589	19,589
Repurchase of 700,363 shares of common stock	(7)	(12,680)	—	—	(12,687)
Share-based compensation net forfeiture of 6,500 shares of restricted stock	—	2,685	—	—	2,685
Cash dividends – Common Stock, $0.13 per share	—	—	(21,829)	—	(21,829)

Balances at June 30, 2019 (unaudited)	$1,675	$1,550,999	$853,964	$14,768	$2,421,406

(1)	Represents the impact of adopting Accounting Standard Update (“ASU”) 2018-02. See Note 1 to the consolidated financial statements for more information.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Three and Six Months Ended June 30, 2019 and 2018

For the three and six months ended June 30, 2018

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2018	$1,736	$1,675,318	$530,658	$(3,421)	$2,204,291
Comprehensive income:
Net income	—	—	73,064	—	73,064
Other comprehensive loss	—	—	—	(15,871)	(15,871)
Net issuance of 142,116 shares of common stock from exercise of stock options	1	899	—	—	900
Impact of adoption of new accounting standards (2)	—	—	990	(990)	—
Repurchase of 303,637 shares of common stock	(3)	(7,111)	—	—	(7,114)
Share-based compensation net issuance of 147,000 shares of restricted common stock	2	2,035	—	—	2,037
Cash dividends – Common Stock, $0.11 per share	—	—	(19,126)	—	(19,126)

Balances at March 31, 2018 (unaudited)	$1,736	$1,671,141	$585,586	$(20,282)	$2,238,181
Comprehensive income:
Net income	—	—	76,025	—	76,025
Other comprehensive loss	—	—	—	(3,327)	(3,327)
Issuance of common stock - 3,424 stock options	—	38	—	—	38
Issuance 1,250,000 shares of common stock from acquisition of Shore Premier Finance	13	28,188	—	—	28,201
Repurchase of 345,683 shares of common stock	(3)	(7,878)	—	—	(7,881)
Share-based compensation	(1)	1,848			1,847
Cash dividends – Common Stock, $0.11 per share	—	—	(19,071)	—	(19,071)

Balances at June 30, 2018 (unaudited)	$1,745	$1,693,337	$642,540	$(23,609)	$2,314,013

(2)	Represents the impact of adopting Accounting Standard Update (“ASU”) 2016-01.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2019	2018
	(Unaudited)
Operating Activities
Net income	$143,514	$149,089
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	9,847	9,863
Amortization of securities, net	7,165	6,781
Accretion of purchased loans	(18,295)	(21,276)
Share-based compensation	5,529	3,884
Gain on assets	(423)	(2,268)
Provision for loan losses	1,325	4,322
Deferred income tax effect	14,760	13,200
Increase in cash value of life insurance	(1,476)	(1,384)
Originations of mortgage loans held for sale	(194,982)	(171,616)
Proceeds from sales of mortgage loans held for sale	175,418	176,029
Changes in assets and liabilities:
Accrued interest receivable	(47)	850
Other assets	(15,931)	(21,692)
Accrued interest payable and other liabilities	(6,839)	14,012

Net cash provided by operating activities	119,565	159,794

Investing Activities
Net (increase) decrease in federal funds sold	(750)	23,609
Net decrease (increase) in loans, excluding purchased loans	38,130	(183,630)
Purchases of investment securities – available-for-sale	(258,735)	(254,851)
Proceeds from maturities of investment securities – available-for-sale	215,586	166,403
Proceeds from sale of investment securities – available-for-sale	—	809
Proceeds from maturities of investment securities – held-to-maturity	—	20,048
Redemptions (purchases) of other investments	9,174	(731)
Proceeds from foreclosed assets held for sale	5,530	10,384
Proceeds from sale of SBA loans	9,261	7,055
Purchases of premises and equipment, net	(5,287)	(3,422)
Return of investment on cash value of life insurance	—	1,325
Net cash paid – market acquisitions	—	(384,983)

Net cash provided by (used in) investing activities	12,909	(597,984)

Financing Activities
Net increase in deposits	447,538	347,531
Net decrease in securities sold under agreements to repurchase	(1,138)	(8,039)
Net (decrease) increase in FHLB and other borrowed funds	(572,946)	10,762
Proceeds from exercise of stock options	—	938
Repurchase of common stock	(64,372)	(14,995)
Dividends paid on common stock	(42,193)	(38,197)

Net cash (used in) provided by financing activities	(233,111)	298,000

Net change in cash and cash equivalents	(100,637)	(140,190)
Cash and cash equivalents – beginning of year	657,939	635,933

Cash and cash equivalents – end of period	$557,302	$495,743

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

Interim financial information

The accompanying unaudited consolidated financial statements as of June 30, 2019 and 2018 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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
Leases (Topic 842)
, ASU
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
In August 2017, the FASB issued ASU
2017-12,
Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities
, which amends the hedge accounting model to provide better insight to risk management activities in the financial statements, reduces the complexity in cash flow hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, requires the entire change in the fair value of a hedging instrument included in the assessment of the hedge effectiveness to be recorded in other comprehensive income, with amounts reclassified to earnings to be presented in the same line item used to present the earnings effect of the hedged item when the hedged item affects earnings and allows the initial prospective quantitative assessment of hedge effectiveness to be performed at any time after hedge designation, but no later than the first quarterly effectiveness testing date. This ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The amendments in this standard must be applied using the modified retrospective approach for cash flow and net investment hedge relationships existing on the date of adoption. The Company adopted the guidance effective January 1, 2019, and as permitted by the ASU, the Company reclassified the prepayable held-to-maturity
investment securities, with a fair value of $193.6 million and $834,000 in net unrealized gains as of December 31, 2018, to
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
non-interest
income are as follows:
•	Service charges on deposit accounts – These represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•	Other service charges and fees – These represent credit card interchange fees and Centennial Commercial Finance Group (“Centennial CFG”) loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. The Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310.

Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$72,164	$76,025	$143,514	$149,089
Average shares outstanding	167,791	173,403	168,686	173,581
Effect of common stock options	—	533	—	587

Average diluted shares outstanding	167,791	173,936	168,686	174,168

Basic earnings per share	$0.43	$0.44	$0.85	$0.86
Diluted earnings per share	$0.43	$0.44	$0.85	$0.86

As of June 30, 2019, options to purchase
3.6
million shares of common stock, with a weighted average exercise price of $
19.57
, were excluded from the computation of diluted net income per share as the majority of the options had an exercise price which was greater than the average market price of the common stock.

2. Business Combinations

Acquisition of Shore Premier Finance
On
June 30, 2018
, the Company completed the acquisition of Shore Premier Finance (“SPF”), a division of Union Bank & Trust of Richmond, Virginia, the bank subsidiary of Union Bankshares Corporation. The Company paid a purchase price of approximately $377.4 million in cash, subject to certain post-closing adjustments, and 1,250,000 shares of HBI common stock valued at approximately $28.2 million at the time of closing. SPF provides direct consumer financing for United States Coast Guard (“USCG”) registered high-end
sail and power boats. Additionally, SPF provides inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.
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
3. Investment Securities
Effective January 1, 2019, as permitted by ASU
2017-12,
Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities
, the Company reclassified the prepayable
held-to-maturity
(“HTM”) investment securities, with a fair value of $193.6 million and $834,000 in net unrealized gains as of December 31, 2018, to available-for-sale
investment securities. The amortized cost and estimated fair value of investment securities that are classified as available-for-sale
and
held-to-maturity
are as follows:

	June 30, 2019
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$415,153	$1,218	$(1,899)	$414,472
Residential mortgage-backed securities	665,630	3,848	(2,249)	667,229
Commercial mortgage-backed securities	494,115	7,388	(682)	500,821
State and political subdivisions	425,505	12,345	(103)	437,747
Other securities	33,544	450	(324)	33,670

Total	$2,033,947	$25,249	$(5,257)	$2,053,939

	December 31, 2018
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$418,605	$504	$(4,976)	$414,133
Residential mortgage-backed securities	580,183	1,230	(8,512)	572,901
Commercial mortgage-backed securities	463,084	539	(7,745)	455,878
State and political subdivisions	308,835	2,311	(2,589)	308,557
Other securities	34,336	304	(247)	34,393

Total	$1,805,043	$4,888	$(24,069)	$1,785,862

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$3,261	$14	$(71)	$3,204
Residential mortgage-backed securities	39,707	20	(689)	39,038
Commercial mortgage-backed securities	17,587	58	(267)	17,378
State and political subdivisions	132,221	1,815	(46)	133,990

Total	$192,776	$1,907	$(1,073)	$193,610

Assets, principally investment securities, having a carrying value of approximately $970.1 million and $1.32 billion at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.
The decrease in investments pledged to secure public deposits is due to the Company increasing the usage of FHLB letters of credit in order to secure public deposits.
Also, investment securities pledged as collateral for repurchase agreements totaled approximately $142.5 million and $143.7 million at June 30, 2019 and December 31, 2018, respectively.
The amortized cost and estimated fair value of securities classified as available-for-sale
at June 30, 2019, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$363,329	$364,679
Due after one year through five years	1,134,765	1,141,408
Due after five years through ten years	374,841	384,786
Due after ten years	161,012	163,066

Total	$2,033,947	$2,053,939

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.
During the three-month and
six-month
periods ended June 30, 2019, no
available-for-sale
securities were sold.
During the three-month period ended June 30, 2018, there were no available-for-sale
securities sold. During the
six-month
period ended June 30, 2018, approximately $809,000 in
available-for-sale
securities were sold. No realized gains or losses were recorded on the sales for the three and six-month
periods ended June 30, 2018. The income tax expense/benefit to net security gains and losses was 26.135% of the gross amounts. During 2018, no held-to-maturity
securities were sold.

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
During the three and
six-month
period ended June 30, 2019, no securities were deemed to have other-than-temporary impairment.
For the six months ended June 30, 2019, the Company had investment securities with approximately $4.4 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write-downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates (not the issuer’s financial condition or downgrades by rating agencies). In addition, approximately 73.3% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale
and
held-to-maturity
with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$18,720	$(72)	$190,667	$(1,827)	$209,387	$(1,899)
Residential mortgage-backed securities	58,361	(437)	268,583	(1,812)	326,944	(2,249)
Commercial mortgage-backed securities	5,883	(42)	91,770	(640)	97,653	(682)
State and political subdivisions	4,977	(23)	18,835	(80)	23,812	(103)
Other securities	7,283	(239)	8,209	(85)	15,492	(324)

Total	$95,224	$(813)	$578,064	$(4,444)	$673,288	$(5,257)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$148,392	$(1,398)	$192,456	$(3,649)	$340,848	$(5,047)
Residential mortgage-backed securities	95,001	(713)	386,279	(8,488)	481,280	(9,201)
Commercial mortgage-backed securities	33,917	(337)	368,705	(7,675)	402,622	(8,012)
State and political subdivisions	64,376	(763)	77,602	(1,872)	141,978	(2,635)
Other securities	3,364	(154)	8,307	(93)	11,671	(247)

Total	$345,050	$(3,365)	$1,033,349	$(21,777)	$1,378,399	$(25,142)

As of June 30, 2019, the Company’s securities portfolio consisted of 1,331 investment securities, 325 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $5.3 million. The U.S government-sponsored enterprises portfolio contained unrealized losses of $1.9 million on 70 securities. The residential mortgage-backed securities portfolio contained $2.3 million of unrealized losses on 182 securities, and the commercial mortgage-backed securities portfolio contained $682,000 of unrealized losses on 39 securities. The state and political subdivisions portfolio contained $103,000 of unrealized losses on 28 securities. In addition, the other securities portfolio contained $324,000 of unrealized losses on 6 securities. The unrealized losses on the Company’s investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019.
Income earned on securities for the three and six months ended June 30, 2019 and 2018, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Taxable:
Available-for-sale	$10,650	$8,528	$21,356	$16,993
Held-to-maturity	—	451	—	956
Non-taxable:
Available-for-sale	3,183	2,452	6,562	3,801
Held-to-maturity	—	916	—	2,573

Total	$13,833	$12,347	$27,918	$24,323

4.
Loans Receivable
The various categories of loans receivable are summarized as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,495,558	$4,806,684
Construction/land development	1,930,838	1,546,035
Agricultural	85,045	76,433
Residential real estate loans
Residential 1-4 family	1,852,784	1,975,586
Multifamily residential	523,789	560,475

Total real estate	8,888,014	8,965,213
Consumer	455,554	443,105
Commercial and industrial	1,515,357	1,476,331
Agricultural	80,621	48,562
Other	113,583	138,668

Total loans receivable	$11,053,129	$11,071,879

During the three and
six-month
period ended June 30, 2019, the Company sold $
4.2
million and $8.6 million of the guaranteed portion of certain Small Business Administration (“SBA”) loans, which resulted in a gain of approximately $355,000 and $596,000, respectively. During the three and six-month
periods ended June 30, 2018, the Company sold $
4.0
 million and $6.6 million, respectively, of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $262,000 and $444,000, respectively.

Mortgage loans held for sale of approximately $
57.7
million and $
64.2
 million at June
30
,
2019
and December
31
,
2018
, respectively, are included in residential
1-4
family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at June
30
,
2019
and December
31
,
2018
were not material.
The Company had $2.47 billion of purchased loans, which includes $98.7 million of discount for credit losses on purchased loans, at June 30, 2019. The Company had $33.6 million and $65.1 million remaining of non-accretable
discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of June 30, 2019. The Company had $2.90 billion of purchased loans, which includes $113.6 million of discount for credit losses on purchased loans, at December 31, 2018. The Company had $39.3 million and $74.3 million remaining of non-accretable
discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of December 31, 2018.
A description of our accounting policies for loans, impaired loans, non-accrual loans and allowance for loan losses are set forth in our 2018 Form 10-K filed with the SEC on February 26, 2019. There have been no significant changes to these policies since December 31, 2018.
5. Allowance for Loan Losses, Credit Quality and Other
The Company’s allowance for loan loss as of June 30, 2019 and December 31, 2018 was significantly impacted by Hurricane Michael, which made landfall in the Florida Panhandle as a Category 4 hurricane during the fourth quarter of 2018, and somewhat impacted by Hurricane Irma, which made initial landfall in the Florida Keys and a second landfall just south of Naples, Florida, as a Category 4 hurricane during the third quarter of 2017. As of December 31, 2018, management reevaluated the storm-related allowance for Hurricane Irma. Based on this analysis, management determined a $2.9 million storm-related allowance was still necessary. The Company’s management also performed an analysis on the loans with collateral in counties in the Florida Panhandle which were impacted by Hurricane Michael. Based on this analysis, management determined a $20.4 million storm-related provision was necessary. After establishing the storm-related provision for Hurricane Michael and adjusting the allowance for Hurricane Irma, the storm-related allowance was $23.2 million and $23.3 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, charge-offs of $2.6 million have been taken against the storm-related allowance for loan losses.
The following table presents a summary of changes in the allowance for loan losses:

Six Months Ended June 30, 2019
(In thousands)
Allowance for loan losses:
Beginning balance	$108,791
Loans charged off	(5,670)
Recoveries of loans previously charged off	1,620

Net loans recovered (charged off)	(4,050)

Provision for loan losses	1,325

Balance, June 30, 2019	$106,066

The following tables present the balances in the allowance for loan losses for the three and six-month
period ended June 30, 2019, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of June 30, 2019. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended June 30, 2019
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$21,887	$40,665	$25,445	$14,690	$3,670	$—	$106,357
Loans charged off	(26)	(1,163)	(125)	(305)	(660)	—	(2,279)
Recoveries of loans previously charged off	95	13	152	222	181	—	663

Net loans recovered (charged off)	69	(1,150)	27	(83)	(479)	—	(1,616)
Provision for loan losses	2,302	(848)	(1,201)	246	826	—	1,325

Balance, June 30	$24,258	$38,667	$24,271	$14,853	$4,017	$—	$106,066

	Six Months Ended June 30, 2019
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$21,302	$42,336	$26,734	$14,981	$3,438	$—	$108,791
Loans charged off	(1,312)	(1,502)	(661)	(1,009)	(1,186)	—	(5,670)
Recoveries of loans previously charged off	118	204	504	404	390	—	1,620

Net loans recovered (charged off)	(1,194)	(1,298)	(157)	(605)	(796)	—	(4,050)
Provision for loan losses	4,150	(2,371)	(2,306)	477	1,375	—	1,325

Balance, June 30	$24,258	$38,667	$24,271	$14,853	$4,017	$—	$106,066

	As of June 30, 2019
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$101	$287	$74	$16	$—	$—	$478
Loans collectively evaluated for impairment	23,934	38,287	23,557	14,766	4,017	—	104,561

Loans evaluated for impairment balance, June 30	24,035	38,574	23,631	14,782	4,017	—	105,039

Purchased credit impaired loans	223	93	640	71	—	—	1,027

Balance, June 30	$24,258	$38,667	$24,271	$14,853	$4,017	$—	$106,066

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$11,635	$56,146	$102,416	$33,205	$3,667	$—	$207,069
Loans collectively evaluated for impairment	1,913,123	4,455,278	2,246,999	1,469,477	644,123	—	10,729,000

Loans evaluated for impairment balance, June 30	1,924,758	4,511,424	2,349,415	1,502,682	647,790	—	10,936,069

Purchased credit impaired loans	6,080	69,179	27,158	12,675	1,968	—	117,060

Balance, June 30	$1,930,838	$4,580,603	$2,376,573	$1,515,357	$649,758	$—	$11,053,129

The following tables present the balances in the allowance for loan losses for the six-month period ended June 30, 2018 and the year ended December 31, 2018, and the allowance for loan losses and recorded investment in loans receivable based on portfolio segment by impairment method as of December 31, 2018. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2018
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$20,343	$43,939	$24,506	$15,292	$3,334	$2,852	$110,266
Loans charged off	(62)	(837)	(1,731)	(1,072)	(970)	—	(4,672)
Recoveries of loans previously charged off	119	188	535	317	441	—	1,600

Net loans recovered (charged off)	57	(649)	(1,196)	(755)	(529)	—	(3,072)
Provision for loan losses	(157)	2,695	895	1,656	713	(1,480)	4,322

Balance, June 30	20,243	45,985	24,205	16,193	3,518	1,372	111,516
Loans charged off	(337)	(374)	(1,013)	(1,149)	(1,443)	—	(4,316)
Recoveries of loans previously charged off	61	339	389	307	495	—	1,591

Net loans recovered (charged off)	(276)	(35)	(624)	(842)	(948)	—	(2,725)
Provision for loan losses	1,335	(3,614)	3,153	(370)	868	(1,372)	—

Balance, December 31	$21,302	$42,336	$26,734	$14,981	$3,438	$—	$108,791

	As of December 31, 2018
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$732	$468	$100	$21	$—	$—	$1,321
Loans collectively evaluated for impairment	20,336	41,512	25,970	14,789	3,438	—	106,045

Loans evaluated for impairment balance, December 31	21,068	41,980	26,070	14,810	3,438	—	107,366

Purchased credit impaired loans	234	356	664	171	—	—	1,425

Balance, December 31	$21,302	$42,336	$26,734	$14,981	$3,438	$—	$108,791

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$14,519	$58,706	$29,535	$30,251	$3,688	$—	$136,699
Loans collectively evaluated for impairment	1,522,520	4,741,484	2,473,467	1,431,608	624,561	—	10,793,640

Loans evaluated for impairment balance, December 31	1,537,039	4,800,190	2,503,002	1,461,859	628,249	—	10,930,339

Purchased credit impaired loans	8,996	82,927	33,059	14,472	2,086	—	141,540

Balance, December 31	$1,546,035	$4,883,117	$2,536,061	$1,476,331	$630,335	$—	$11,071,879

The following is an aging analysis for loans receivable as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,918	$2,147	$25,580	$31,645	$4,463,913	$4,495,558	$6,633
Construction/land development	539	—	3,812	4,351	1,926,487	1,930,838	1,546
Agricultural	1,027	—	381	1,408	83,637	85,045	—
Residential real estate loans
Residential 1-4 family	6,318	1,377	23,048	30,743	1,822,041	1,852,784	821
Multifamily residential	133	18	1,155	1,306	522,483	523,789	—

Total real estate	11,935	3,542	53,976	69,453	8,818,561	8,888,014	9,000
Consumer	850	363	2,481	3,694	451,860	455,554	574
Commercial and industrial	2,628	831	6,313	9,772	1,505,585	1,515,357	387
Agricultural and other	951	243	32	1,226	192,978	194,204	—

Total	$16,364	$4,979	$62,802	$84,145	$10,968,984	$11,053,129	$9,961

	December 31, 2018
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,598	$927	$24,710	$29,235	$4,777,449	$4,806,684	$9,679
Construction/land development	2,057	261	8,761	11,079	1,534,956	1,546,035	3,481
Agricultural	98	—	20	118	76,315	76,433	—
Residential real estate loans
Residential 1-4 family	5,890	3,745	19,137	28,772	1,946,814	1,975,586	1,753
Multifamily residential	—	200	972	1,172	559,303	560,475	—

Total real estate	11,643	5,133	53,600	70,376	8,894,837	8,965,213	14,913
Consumer	5,712	168	3,632	9,512	433,593	443,105	720
Commercial and industrial	1,237	87	6,977	8,301	1,468,030	1,476,331	1,526
Agricultural and other	1,121	—	33	1,154	186,076	187,230	—

Total	$19,713	$5,388	$64,242	$89,343	$10,982,536	$11,071,879	$17,159

Non-accruing
loans at June 30, 2019 and December 31, 2018 were $52.8 million and $47.1 million, respectively.

The following is a summary of the impaired loans as of June 30, 2019 and December 31, 2018:

	June 30, 2019
				Three Months Ended		Six Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses
				Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$41	$41	$—	$41	$1	$41	$1
Construction/land development	14	14	—	15	—	15	—
Agricultural	8	8	—	9	—	10	—
Residential real estate loans
Residential 1-4 family	258	258	—	281	5	225	5
Multifamily residential	—	—	—	—	—	—	—

Total real estate	321	321	—	346	6	291	6
Consumer	22	22	—	23	—	21	—
Commercial and industrial	131	131	—	169	2	148	2
Agricultural and other	—	—	—	—	—	—	—

Total loans without a specific valuation allowance	474	474	—	538	8	460	8
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	42,934	39,173	279	39,548	478	39,230	963
Construction/land development	7,998	7,142	101	8,174	52	9,480	139
Agricultural	655	659	8	592	5	493	10
Residential real estate loans
Residential 1-4 family	26,396	24,420	43	23,941	39	22,839	114
Multifamily residential	2,511	2,511	31	2,530	16	2,476	32

Total real estate	80,494	73,905	462	74,785	590	74,518	1,258
Consumer	2,651	2,480	—	3,045	8	3,243	16
Commercial and industrial	10,188	6,941	16	6,291	18	6,754	42
Agricultural and other	31	31	—	32	—	32	—

Total loans with a specific valuation allowance	93,364	83,357	478	84,153	616	84,547	1,316
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	42,975	39,214	279	39,589	479	39,271	964
Construction/land development	8,012	7,156	101	8,189	52	9,495	139
Agricultural	663	667	8	601	5	503	10
Residential real estate loans
Residential 1-4 family	26,654	24,678	43	24,222	44	23,064	119
Multifamily residential	2,511	2,511	31	2,530	16	2,476	32

Total real estate	80,815	74,226	462	75,131	596	74,809	1,264
Consumer	2,673	2,502	—	3,068	8	3,264	16
Commercial and industrial	10,319	7,072	16	6,460	20	6,902	44
Agricultural and other	31	31	—	32	—	32	—

Total impaired loans	$93,838	$83,831	$478	$84,691	$624	$85,007	$1,324

Note
: Purchased credit impaired loans are accounted for on a pooled basis under ASC
310-30.
All of these pools are currently considered to be performing, resulting in none of the purchased credit impaired loans being classified as impaired loans as of June 30, 2019.

	December 31, 2018
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

Note
: Purchased credit impaired loans are accounted for on a pooled basis under ASC
310-30.
All of these pools are currently considered to be performing resulting in none of the purchased credit impaired loans being classified as impaired loans as of December 31, 2018.
Interest recognized on impaired loans during the three months ended June 30, 2019 and 2018 was approximately $624,000 and $542,000, respectively. Interest recognized on impaired loans during the six months ended June 30, 2019 and 2018 was approximately $1.3 million and $1.5 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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
by class as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$46,185	$1,834	$—	$48,019
Construction/land development	12,656	546	—	13,202
Agricultural	898	—	—	898
Residential real estate loans
Residential 1-4 family	31,671	355	—	32,026
Multifamily residential	1,173	—	—	1,173

Total real estate	92,583	2,735	—	95,318
Consumer	2,236	—	—	2,236
Commercial and industrial	19,848	598	—	20,446
Agricultural and other	275	—	—	275

Total risk rated loans	$114,942	$3,333	$—	$118,275

	December 31, 2018
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$44,089	$484	$—	$44,573
Construction/land development	15,236	—	—	15,236
Agricultural	301	3	—	304
Residential real estate loans
Residential 1-4 family	34,731	253	—	34,984
Multifamily residential	972	—	—	972

Total real estate	95,329	740	—	96,069
Consumer	3,226	3	—	3,229
Commercial and industrial	16,362	585	—	16,947
Agricultural and other	48	—	—	48

Total risk rated loans	$114,965	$1,328	$—	$116,293

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

The following is a presentation of loans receivable by class and risk rating as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$289	$3,455,486	$887,951	$34,820	$48,019	$4,426,565
Construction/land development	9	748	707,143	1,203,472	184	13,202	1,924,758
Agricultural	—	—	64,908	18,156	897	898	84,859
Residential real estate loans
Residential 1-4 family	685	710	1,513,589	268,449	11,235	32,026	1,826,694
Multifamily residential	—	—	363,237	85,848	72,463	1,173	522,721

Total real estate	694	1,747	6,104,363	2,463,876	119,599	95,318	8,785,597
Consumer	14,059	1,822	424,573	10,472	424	2,236	453,586
Commercial and industrial	23,438	10,508	817,585	607,778	22,927	20,446	1,502,682
Agricultural and other	384	3,185	138,684	50,891	785	275	194,204

Total risk rated loans	$38,575	$17,262	$7,485,205	$3,133,017	$143,735	$118,275	10,936,069

Purchased credit impaired loans							117,060

Total loans receivable							$11,053,129

	December 31, 2018
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$443	$296	$2,740,068	$1,912,191	$26,361	$44,573	$4,723,932
Construction/land development	17	645	264,507	1,255,258	1,377	15,236	1,537,040
Agricultural	—	—	37,377	38,295	282	304	76,258
Residential real estate loans
Residential 1-4 family	715	738	1,453,859	446,557	7,078	34,984	1,943,931
Multifamily residential	—	—	388,572	169,526	—	972	559,070

Total real estate	1,175	1,679	4,884,383	3,821,827	35,098	96,069	8,840,231
Consumer	13,432	4,298	401,209	18,409	442	3,229	441,019
Commercial and industrial	21,673	13,310	737,218	649,390	23,321	16,947	1,461,859
Agricultural and other	737	3,423	133,901	48,567	554	48	187,230

Total risk rated loans	$37,017	$22,710	$6,156,711	$4,538,193	$59,415	$116,293	10,930,339

Purchased credit impaired loans							141,540

Total loans receivable							$11,071,879

Historically, the Company has graded loans receivable having risk ratings of 1 to 5 as “Pass,” with most of the Company’s loans being rated as “Satisfactory” (Risk rating 3) or “Watch” (Risk rating 4). The Company’s policy in recent years was to rate certain loans as “Watch” based solely on the borrower’s industry or the loan type and not due to a particular indication of weakness in the credit itself. These “Watch” loans included substantially all construction loans, accounts receivable loans, inventory lines of credit, SBA loans and agriculture loans. Over time, as the Company’s construction loan balances increased, the relative level of “Watch” loans grew. The Company determined that this policy election resulted in overestimating the overall risk in the loan portfolio, as it did not give consideration to the financial strength of the borrower. The Company determined that rating these loans as “Watch” could potentially mask the first opportunity to identify a weakness in a credit, and therefore, could lead to a later recognition of problem loans if loan quality deterioration occurred. Therefore, effective in the second quarter of 2019, the Company revised its “Watch” risk rating definition to no longer include certain loans solely based on industry and to focus on attributes such as the financial strength of the borrower/guarantor, repayment ability of the project on a global basis, equity and other relevant factors.
In the second quarter of 2019, the Company reviewed the loans previously rated as “Watch” based on the change in philosophy and determined which loans should be moved to “Satisfactory” based on the attributes noted above. This resulted in approximately $1.5 billion in loans being moved from “Watch” to “Satisfactory.” The Company believes that this change more accurately portrays the risk in the loan portfolio. This did not have a material impact on the allowance for loan losses as the grading changes were within the “Pass” category.
The following is a presentation of troubled debt restructurings (“TDRs”) by class as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Number of Loans	Pre- Modification Outstanding Balance		Rate Modification		Term Modification	Rate & Term Modification		Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	17		$15,227		$8,310	$376		$4,438		$13,124
Construction/land development	2		584		546	14		—		560
Agricultural	3		451		388	11		—		399
Residential real estate loans
Residential 1-4 family	20		3,165		1,089	235		975		2,299
Multifamily residential	3		1,701		1,200	—		290		1,490

Total real estate	45		21,128		11,533	636		5,703		17,872
Consumer	3		30		16	5		—		21
Commercial and industrial	9		1,554		840	50		—		890

Total	57	$ $	22,712	$ $	12,389	$691	$ $	5,703	$ $	18,783

	December 31, 2018
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	17	$15,227	$8,482	$982	$4,475	$13,939
Construction/land development	2	584	546	17	—	563
Agricultural	2	345	283	14	—	297
Residential real estate loans
Residential 1-4 family	22	3,204	1,059	281	1,022	2,362
Multifamily residential	3	1,701	1,253	—	286	1,539

Total real estate	46	21,061	11,623	1,294	5,783	18,700
Consumer	5	38	18	9	—	27
Commercial and industrial	14	1,679	897	105	—	1,002

Total	65	$22,778	$12,538	$1,408	$5,783	$19,729

The following is a presentation of TDRs on
non-accrual
status as of June 30, 2019 and December 31, 2018 because they are not in compliance with the modified terms:

	June 30, 2019		December 31, 2018
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	4	$2,350	4	$2,950
Construction/land development	1	546	1	546
Agricultural	2	117	1	14
Residential real estate loans
Residential 1-4 family	6	688	8	778
Multifamily residential	1	135	1	142

Total real estate	14	3,836	15	4,430
Consumer	1	1	1	2
Commercial and industrial	3	131	6	194

Total	18	$3,968	22	$4,626

The following is a presentation of total foreclosed assets as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$3,929	$5,555
Construction/land development	5,673	3,534
Residential real estate loans
Residential 1-4 family	4,132	4,142
Multifamily residential	—	5

Total foreclosed assets held for sale	$13,734	$13,236

Changes in the carrying amount of the accretable yield for purchased credit impaired loans were as follows for the three-month period ended June 30, 2019 for the Company’s acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$33,759	$141,540
Reforecasted future interest payments for loan pools	3,765	—
Accretion recorded to interest income	(8,558)	8,558
Adjustment to yield	4,917	—
Transfers to foreclosed assets held for sale	—	223
Payments received, net	—	(33,261)

Balance at end of period	$33,883	$117,060

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off
than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $3.8 million. This updated forecast does not change the expected weighted average yields on the loan pools.
During the 2019 impairment tests on the estimated cash flows of loans, the Company established that several loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $4.9 million as an additional adjustment to yield over the weighted average life of the loans.

6. Goodwill and Core Deposits and Other Intangibles
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Goodwill
Balance, beginning of period	$958,408	$927,949
Acquisitions	—	30,459

Balance, end of period	$958,408	$958,408

	June 30, 2019	December 31, 2018
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$42,896	$49,351
Amortization expense	(3,173)	(3,250)

Balance, June 30	39,723	46,101

Amortization expense		(3,205)

Balance, end of year		$42,896

The carrying basis and accumulated amortization of core deposits and other intangibles at June 30, 2019 and December 31, 2018 were:

	June 30, 2019	December 31, 2018
	(In thousands)
Gross carrying basis	$86,625	$86,625
Accumulated amortization	(46,902)	(43,729)

Net carrying amount	$39,723	$42,896

Core deposit and other intangible amortization expense was approximately $1.6 million for the three months ended June 30, 2019 and 2018. Core deposit and other intangible amortization expense was approximately $3.2 million and $3.3 million
 for the six months ended June 30, 2019 and 2018, respectively. HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2019 through 2023 is approximately: 2019 – $6.5 million; 2020 – $5.9 million; 2021 – $5.7 million; 2022 – $5.7 million; 2023 – $5.5 million.
The carrying amount of the Company’s goodwill was $958.4 million at June 30, 2019 and December 31, 2018. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
7. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of June 30, 2019 and December 31, 2018 other assets were $180.3 million and $183.8 million, respectively.

The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321,
Investments – Equity Securities
(“ASC Topic 321”). These equity securities without a readily determinable fair value were $125.5 million and $134.6 million at June 30, 2019 and December 31, 2018, respectively, and are accounted for at cost.
The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $
26.7
 million and $
25.1
 million at June 30, 2019 and December 31, 2018, respectively. There were no observable transactions during the period that would indicate a material change in fair value. Therefore, these investments were accounted for at cost, less impairment
.

8. Deposits
The aggregate amount of time deposits with a minimum denomination of $250,000 was $1.06 billion and $922.0 million at June 30, 2019 and December 31, 2018, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.54 billion and $1.41 billion at June 30, 2019 and December 31, 2018, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $7.6 million and $3.8 million for the three months ended June 30, 2019 and 2018, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $14.8 million and $6.7 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, brokered deposits were $641.9 million and $660.2 million, respectively.
Deposits totaling approximately $2.02 billion and $1.97 billion at June 30, 2019 and December 31, 2018, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
9. Securities Sold Under Agreements to Repurchase
At June 30, 2019 and December 31, 2018, securities sold under agreements to repurchase totaled $142.5 million and $143.7 million, respectively. For the three-month periods ended June 30, 2019 and 2018, securities sold under agreements to repurchase daily weighted-average totaled $144.5 million and $144.0 million, respectively. For the six-month
periods ended June 30, 2019 and 2018, securities sold under agreements to repurchase daily weighted-average totaled $
147.6
million and $148.3 million, respectively.
The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2019 and December 31, 2018 is presented in the following tables:

	June 30, 2019
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$5,396	$—	$—	$—	$5,396
Mortgage-backed securities	30,816	—	—	—	30,816
State and political subdivisions	102,977	—	—	—	102,977
Other securities	3,352	—	—	—	3,352

Total borrowings	$142,541	$—	$—	$—	$142,541

	December 31, 2018
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$19,124	$—	$—	$—	$19,124
Mortgage-backed securities	9,184	—	—	—	9,184
State and political subdivisions	98,841	—	—	—	98,841
Other securities	16,530	—	—	—	16,530

Total borrowings	$143,679	$—	$—	$—	$143,679

10. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $899.4 million and $1.47 billion at June 30, 2019 and December 31, 2018, respectively.
The Company had
no
other borrowed funds as of June 30, 2019.
 Other borrowed funds were $2.5 million and were classified as short-term advances as of December 31, 2018. At June 30, 2019, $225.0 million and $674.4 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2018, $782.6 million and $689.8 million of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2033 with fixed interest rates ranging from 1.20% to 2.85% and are secured by loans and investments securities. Maturities of borrowings as of June 30, 2019 include: 2019 – $353.0 million; 2020 – $146.4 million; 2021 –
zero
; 2022 –
zero
; after 2023 – $400.0 million. Expected maturities could differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.
Additionally, the Company had $1.29 billion and $821.3 million at June 30, 2019 and December 31, 2018, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits.
This increase is due to the Company using more letters of credit to collateralize public deposits rather than using investment securities.
Additionally, the parent company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at June 30, 2019 and December 31, 2018 was zero
.
11. Subordinated Debentures
Subordinated debentures at June 30, 2019 and December 31, 2018 consisted of guaranteed payments on trust preferred securities with the following components:

	As of June 30, 2019	As of December 31, 2018
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75 % during the first five years and at a floating rate of 1.85 % above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00 % during the first five years and at a floating rate of 2.00 % above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84 % during the first five years and at a floating rate of 1.45 % above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29 % during the first five years and at a floating rate of 2.50 % above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15 % above the three-month LIBOR rate, reset quarterly, currently callable without penalty	4,378	4,353
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38 % during the first five years and at a floating rate of 1.62 % above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	5,708	5,662
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625 % during the first five years and at a floating rate of 3.575 % above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	298,258	297,949

Total	$369,170	$368,790

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
12. Income Taxes
The following is a summary of the components of the provision (benefit) for income taxes for the three and six-month
periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Current:
Federal	$13,068	$11,351	$23,226	$26,355
State	4,326	3,757	7,689	8,725

Total current	17,394	15,108	30,915	35,080

Deferred:
Federal	4,167	6,913	11,089	9,917
State	1,379	2,289	3,671	3,283

Total deferred	5,546	9,202	14,760	13,200

Income tax expense	$22,940	$24,310	$45,675	$48,280

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and six-month
periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statutory federal income tax rate	21.00%	21 .00%	21.00%	21.00%
Effect of non-taxable interest income	(0.82)	(0.83)	(0.84)	(0.79)
Stock compensation	0.30	0.01	0.10	(0.21)
State income taxes, net of federal benefit	4.03	4.16	4.01	4.57
Other	(0.39)	(0.11)	(0.13)	(0.11)

Effective income tax rate	24.12%	24.23%	24.14%	24.46%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$29,281	$30,033
Deferred compensation	2,848	4,037
Stock compensation	5,311	4,259
Non-accrual interest income	250	—
Real estate owned	1,266	1,382
Unrealized loss on securities available-for-sale	—	5,050
Loan discounts	21,107	23,755
Tax basis premium/discount on acquisitions	6,392	7,378
Investments	932	866
Other	10,034	10,243

Gross deferred tax assets	77,421	87,003

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	557	87
Unrealized gain on securities available-for-sale	5,225	—
Core deposit intangibles	9,276	9,804
FHLB dividends	1,712	1,712
Other	2,134	2,125

Gross deferred tax liabilities	18,904	13,728

Net deferred tax assets	$58,517	$73,275

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Alabama, Arkansas, California, Florida, Kansas, New Jersey, New York, Ohio, Texas and Virginia. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2015.
13. Common Stock, Compensation Plans and Other
Common Stock
As of June 30, 2019, the Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share.
The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation.
Stock Repurchases
On January 18, 2019, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the remaining amount of authorized shares to repurchase to 9,919,447 shares. During the first six months of 2019, the Company utilized a portion of this stock repurchase program.
During the first six months of 2019, the Company repurchased a total of 3,416,722 shares with a weighted-average stock price of $18.81 per share. The 2019 earnings were used to fund the repurchases during the first six months of 2019
. Shares repurchased under the program as of June 30, 2019 since its inception total 13,249,275 shares. The remaining balance available for repurchase is 6,502,725 shares at June 30, 2019.

Stock Compensation Plans
The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of June 30, 2019, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 13,288,000. At June 30, 2019, the Company had approximately
1,665,000
 shares of common stock remaining available for future grants and approximately
5,285,500
 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.
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
The intrinsic value of the stock options outstanding and stock options vested at June 30, 2019 was $5.8 million and $
5.1
million, respectively. Total unrecognized compensation cost, net of income tax benefit, related to non-vested
stock option awards, which are expected to be recognized over the vesting periods, was approximately $11.5 million as of June 30, 2019.
The table below summarizes the stock option transactions under the Plan at June 30, 2019 and December 31, 2018 and changes during the six-month period and year then ended:

	For the Six Months Ended June 30, 2019		For the Year Ended December 31, 2018
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	3,617	$19.62	2,274	$16.23
Granted	55	19.15	1,581	23.24
Forfeited/Expired	(52)	22.41	(37)	22.30
Exercised	—		(201)	9.25

Outstanding, end of period	3,620	19.57	3,617	19.62

Exercisable, end of period	1,305	$15.70	1,167	$15.31

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the six months ended June 30, 2019 was $
4.11
per share. The weighted-average fair value of options granted during the year ended December 31, 2018 was $5.58 per share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Six Months Ended June 30, 2019	For the Year Ended December 31, 2018
Expected dividend yield	2.70%	2.05%
Expected stock price volatility	26.13%	25.59%
Risk-free interest rate	2.48%	2.82%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at June 30, 2019:
Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$ 2.66 to $2.77	6	0.50	2.66	6	2.66
$ 4.30 to $6.56	87	2.56	6.56	87	6.56
$ 8.62 to $9.54	245	3.66	9.01	245	9.01
$ 14.71 to $16.86	252	5.28	15.97	222	16.04
$ 17.12 to $17.40	193	5.39	17.20	160	17.21
$ 18.46 to $19.12	1,064	6.34	18.49	433	18.46
$ 20.16 to $20.58	48	6.28	20.51	25	20.45
$ 21.25 to $22.22	235	7.79	21.71	94	21.48
$ 22.70 to $23.51	1,416	9.06	23.32	1	23.51
$ 25.96	74	7.81	25.96	32	25.96

	3,620			1,305

The table below summarized the activity for the Company’s restricted stock issued and outstanding at June 30, 2019 and December 31, 2018 and changes during the period and year then ended:

	As of June 30, 2019	As of December 31, 2018
	(In thousands)
Beginning of year	1,873	1,145
Issued	179	1,010
Vested	(175)	(233)
Forfeited	(16)	(49)

End of period	1,861	1,873

Amount of expense for six months and twelve months ended, respectively	$4,216	$7,232

Total unrecognized compensation cost, net of income tax benefit, related to non-vested
restricted stock awards, which are expected to be recognized over the remaining vesting periods, was approximately $26.8 million as of June 30, 2019.

14.
Non-Interest
Expense
The table below shows the components of
non-interest
expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Salaries and employee benefits	$37,976	$34,476	$75,812	$69,490
Occupancy and equipment	8,853	8,519	17,676	17,502
Data processing expense	3,838	3,339	7,808	7,325
Other operating expenses:
Advertising	1,095	1,142	2,146	2,104
Amortization of intangibles	1,587	1,624	3,173	3,250
Electronic banking expense	1,851	1,828	3,754	3,706
Directors’ fees	392	318	826	648
Due from bank service charges	282	242	520	461
FDIC and state assessment	1,655	2,788	3,365	4,396
Hurricane expense	—	—	897	—
Insurance	661	714	1,358	1,601
Legal and accounting	989	858	1,970	1,636
Other professional fees	2,306	1,601	5,118	3,240
Operating supplies	505	602	1,041	1,202
Postage	293	323	619	667
Telephone	306	371	609	744
Other expense	5,035	4,483	9,989	8,636

Total other operating expenses	16,957	16,894	35,385	32,291

Total non-interest expense	$67,624	$63,228	$136,681	$126,608

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
As of June 30, 2019, the balances of the
right-of-use
asset and lease liability was $
46.6
 million and $
49.2
million, respectively. The
right-of-use
asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

At June 30, 2019, the maturity of the lease liabilities for the operating leases are as follows (in thousands):

2019	$3,027
2020-2021	10,682
2022-2023	7,836
Thereafter	27,691

$49,236

At June 30, 2019, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2019	$3,880
2020	7,447
2021	6,478
2022	5,310
2023	4,613
Thereafter	32,476

$60,204

Additional information (dollar amounts in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Lease expense:
Operating lease expense	$2,054	$4,119
Short-term lease expense	29	53
Variable lease expense	240	479

Total lease expense	$2,323	$4,651

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$1,998	$3,938
Weighted-average remaining lease term	10.85	10.83
Weighted-average discount rate	3.61%	3.63%

The Company currently leases three properties from three related parties. Total rent expense from the leases for the three and six-month
periods ended June 30, 2019 was $
35,000
or
1.51
% of total lease expense and $
70,000
or 1.51% of total lease expense, respectively.
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

Although the Company has a diversified loan portfolio, at June 30, 2019 and December 31, 2018, commercial real estate loans represented
59.0
% and 58.1% of total loans receivable, respectively, and
268.9
% and 273.6% of total stockholders’ equity at June 30, 2019 and December 31, 2018, respectively. Residential real estate loans represented
21.5
% and 22.9% of total loans receivable and
98.2
% and 107.9% of total stockholders’ equity at June 30, 2019 and December 31, 2018, respectively.
Approximately
78.4
% of the Company’s total loans and 81.6% of the Company’s real estate loans as of June 30, 2019, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.
Although general economic conditions in the Company’s market areas have been favorable, both nationally and locally, over the past three years and have remained strong in the current year, financial institutions still face circumstances and challenges which, in some cases, have resulted and could potentially result, in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company.
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
At June 30, 2019 and December 31, 2018, commitments to extend credit of $
2.57
 billion and $2.34 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet
instruments. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2019 and December 31, 2018, is $
57.9
 million and $55.6 million, respectively.
The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

18. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first six months of 2019, the Company requested approximately $
120.8
 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 75.0% of the Company’s banking subsidiary’s year-to-date 2019 earnings.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2019, the Company meets all capital adequacy requirements to which it is subject.
In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” and certain provisions of the Dodd-Frank Act (“Basel III”). Basel III applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies. Basel III became effective for the Company and its bank subsidiary on January 1, 2015. Basel III limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% of common equity Tier 1 capital to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements.
The capital conservation buffer requirement began being phased in beginning
January 1, 2016
at the
0.625
% level and increased by
0.625
% on each subsequent January
1
, until it reached
2.5
% on
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
The rule phases out of Tier
1
capital these
non-qualifying
capital instruments issued before May
19
,
2010
by all other bank holding companies. Because our total consolidated assets were less than $
15
 billion as of December
31
,
2009
, our outstanding trust preferred securities continue to be treated as Tier
1
capital. However, now that the Company has exceeded
$15 billion
in assets, if the Company acquires another financial institution in the future, then the Tier
1
treatment of the Company’s outstanding trust preferred securities will be phased out, but those securities will still be treated as Tier
2
capital.
Basel III also amended the prompt corrective action rules to incorporate a “common equity Tier 1 capital” requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization will be required to have at least a 4.5% “common equity Tier 1 risk-based capital” ratio, a 4% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio and an 8% “total risk-based capital” ratio.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1)  a well-capitalized institution, (2)  an adequately-capitalized institution, and (3)  an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a
6.5
% “common equity Tier 1 risk-based capital” ratio, a
5
% “Tier 1 leverage capital” ratio, an
8
% “Tier 1 risk-based capital” ratio, and a
10
% “total risk-based capital” ratio. As of June  30 , 2019 , the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 11.57%, 10.49%, 12.15%, and 15.47%, respectively, as of June  30 , 2019 .

19. Additional Cash Flow Information
In connection with the SPF acquisition, accounted for using the purchase method, the Company acquired approximately $
377.0
 million in assets, including $376.2 million in loans, issued 1,250,000 shares of its common stock valued at approximately $28.2 million as of June 30, 2018, and paid $377.4 million in cash.
The following is a summary of the Company’s additional cash flow information during the six-month
periods ended:

	June 30,
	2019	2018
	(In thousands)
Interest paid	$80,473	$51,069
Income taxes paid	55,382	23,375
Assets acquired by foreclosure	5,764	7,919

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
Financial Assets and Liabilities Measured on a Recurring Basis
Available-for-sale
securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of June 30, 2019 and December 31, 2018, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2019 and 2018. See Note 3 for additional detail related to investment securities

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities with complicated structures. Pricing for the Company’s investment securities is fairly generic and is easily obtained. The Company uses a third-party comparison pricing vendor in order to reflect consistency in the fair values of the investment securities sampled by the Company each quarter.

Financial Assets and Liabilities Measured on a Nonrecurring Basis
Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring
basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $83.4 million and $84.3 million as of June 30, 2019 and December 31, 2018, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $292,000 and $368,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended June 30, 2019 and 2018, respectively. The Company reversed approximately $480,000 and $563,000 of accrued interest receivable when impaired loans were put on non-accrual
status during the six months ended June 30, 2019 and 2018, respectively.
Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis
Foreclosed assets held for sale are the only material
non-financial
assets valued on a
non-recurring
basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of June 30, 2019 and December 31, 2018, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $
13.7
 million and $13.2 million, respectively.
Foreclosed assets held for sale with a carrying value of approximately $190,000 were remeasured during the six months ended June 30, 2019, resulting in a write-down of approximately $100,000. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.
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

	June 30, 2019
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$557,302	$557,302	1
Federal funds sold	1,075	1,075	1
Investment securities – held-to-maturity	—	—	2
Loans receivable, net of impaired loans and allowance	10,863,710	10,624,280	3
Accrued interest receivable	48,992	48,992	1
FHLB, Federal Reserve & First National Banker’s Bank stock; other equity investments	152,236	152,236	3

Financial liabilities:
Deposits:
Demand and non-interest bearing	$2,575,696	$2,575,696	1
Savings and interest-bearing transaction accounts	6,774,162	6,774,162	1
Time deposits	1,997,458	1,986,178	3
Securities sold under agreements to repurchase	142,541	142,541	1
FHLB and other borrowed funds	899,447	868,054	2
Accrued interest payable	8,735	8,735	1
Subordinated debentures	369,170	378,605	3

	December 31, 2018
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$657,939	$657,939	1
Federal funds sold	325	325	1
Investment securities – held-to-maturity	192,776	193,610	2
Loans receivable, net of impaired loans and allowance	10,878,769	10,659,428	3
Accrued interest receivable	48,945	48,945	1
FHLB, Federal Reserve & First National Banker’s Bank stock; other equity investments	159,775	159,775	3

Financial liabilities:
Deposits:
Demand and non-interest bearing	$2,401,232	$2,401,232	1
Savings and interest-bearing transaction accounts	6,624,407	6,624,407	1
Time deposits	1,874,139	1,852,816	3
Securities sold under agreements to repurchase	143,679	143,679	1
FHLB and other borrowed funds	1,472,393	1,464,073	2
Accrued interest payable	8,891	8,891	1
Subordinated debentures	368,790	366,159	3

21. Recent Accounting Pronouncements
In January 2016, the FASB issued ASU
 2016-01,
Financial Instruments – Overall
(Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
. ASU
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
In February 2016, the FASB issued ASU
 2016-02,
Leases (Topic 842)
. The amendments in ASU
 2016-02
address several aspects of lease accounting with the significant change being the recognition of lease assets and lease liabilities for leases previously classified as operating leases. The new standard establishes a right-of-use
(ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity may adopt the new guidance either by restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption. The Company adopted the standard effective January 1, 2019 and recorded a ROU asset of $47.1 million and lease liability of $49.0 million. No cumulative adjustment to the opening balance of retained earnings was considered necessary due to the nature of the Company’s leases. As part of the standard adoption, the Company elected the package of practical expedients whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. In accordance with ASU
 2018-11
Leases (Topic 842) Targeted Improvements
, the Company also elected the practical expedient whereby we elected to not separate nonlease components from the associated lease component of our operating leases. As a result, we account for these components as a single component under Topic 842 since (i) the timing and pattern of the transfer of the nonlease components and the associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company has also elected to not apply the recognition requirements of ASU
2016-02
to any short-term leases (as defined by related accounting guidance). As of June 30, 2019, the balances of the right-of-use
asset and lease liability was $46.6 million and $49.2 million, respectively. The right-of-use
asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.
In May 2016 , the FASB issued ASU 2016-11,
Revenue Recognition (Topic
605) and Derivatives and Hedging (Topic
815): Rescission of SEC Guidance Because of Accounting Standards Updates
2014-
09 and
2014-
16 Pursuant to Staff Announcements at the March
3,
2016 EITF Meeting (SEC Update)
, which rescinds certain SEC guidance from the FASB Accounting Standards Codification in response to announcements made by the SEC staff at the Emerging Issues Task Force’s (“EITF”) March  3, 2016, meeting. ASU
2016
-
11
is effective at the same time as ASU
2014
-
09
and ASU
2014
-
16
. The Company adopted the guidance effective January 1, 2018 and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In June 2016, the FASB issued ASU
 2016-13,
Measurement of Credit Losses on Financial Instruments
, which amends the FASB’s guidance on the impairment of financial instruments. The amendments in ASU
 2016-13
replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates, known as the current expected credit loss (“CECL”) model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU
 2016-13
is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. ASU
 2016-13
is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The allowance for loan losses is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the allowance for loan losses at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity
investment securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale
investment securities will be replaced with an allowance approach. The Company is currently evaluating the impact, if any, ASU
2016-13
will have on its financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. It is too early to assess the impact that the implementation of this guidance will have on the Company’s consolidated financial statements; however, the Company has begun developing processes and procedures to ensure it is fully compliant with the amendments at the required adoption date. Among other things, the Company has initiated data gathering and assessment to support forecasting of asset quality, loan balances, and portfolio net charge-offs and has developed an in-house
data warehouse, developed asset quality forecast models and selected a software vendor in preparation for the implementation of this standard. For additional information on the allowance for loan losses, see Note 5.

In January 2017, the FASB issued ASU
 2017-04,
Intangibles - Goodwill

and Other (Topic 350): Simplifying the Test for Goodwill Impairment
, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not
reduce the fair value of the reporting unit below its carrying value. During 2018, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment, it is unlikely that an impairment amount would need to be calculated, and therefore, the Company does not anticipate a material impact from these amendments to our financial position or results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.

In
July 2017
, the FASB issued ASU
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
480, Distinguishing Liabilities from Equity
, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling
interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted the guidance effective January 1, 2019, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In August 2017, the FASB issued ASU
 2017-12,
Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities
, which amends the hedge accounting model to provide better insight to risk management activities in the financial statements, reduces the complexity in cash flow hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, requires the entire change in the fair value of a hedging instrument included in the assessment of the hedge effectiveness to be recorded in other comprehensive income, with amounts reclassified to earnings to be presented in the same line item used to present the earnings effect of the hedged item when the hedged item affects earnings and allows the initial prospective quantitative assessment of hedge effectiveness to be performed at any time after hedge designation, but no later than the first quarterly effectiveness testing date. This ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The amendments in this standard must be applied using the modified retrospective approach for cash flow and net investment hedge relationships existing on the date of adoption. The Company adopted the guidance effective January 1, 2019, and as permitted by the ASU, the Company reclassified the prepayable HTM investment securities, with a fair value of $193.6 million and $834,000 in net unrealized gains as of December 31, 2018, to available-for-sale
investment securities.
In February 2018, the FASB issued ASU
 2018-02,
Income
Statement—Reporting
Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
, which was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the TCJA on December 22, 2017 that changed the Company’s federal income tax rate from
35
% to
21
%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. The Company adopted the guidance effective January 1, 2019, and its adoption resulted in a $
459,000
reclassification between retained earnings and accumulated other comprehensive income.
In
March 2018
, the FASB issued ASU
 2018-04,
 Amendments to SEC paragraphs Pursuant to SEC Staff Accounting Bulletin No.
117 and SEC Release No.
33-
9273
. The ASU adds, amends, and supersedes various paragraphs that contain SEC guidance in ASC 320,
Investments – Debt Securities
, and ASC 980,
Regulated Operations
. The effective date for the amendments to ASC 320 is the same as the effective date of ASU

2016-
01.
Other amendments are effective upon issuance. The Company adopted the amendments to ASC 320 effective January 1, 2018, and their adoption did not have a significant impact on our financial position or financial statement disclosures. The Company adopted the other amendments effective March 9, 2018, and the adoption did not have a significant impact on our financial position or financial statement disclosures.

In March 2018, the FASB issued ASU
2018-05,
Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No.
 118
. The ASU adds seven paragraphs to ASC 740, Income Taxes, that contain SEC guidance related to SAB 118 (codified as SEC SAB Topic 5.EE,
Income Tax Accounting Implications of the Tax Cuts and Jobs Act
). This ASU was effective upon issuance. The Company adopted the guidance effective March 31, 2018, and its adoption did not have a significant impact on our financial position or financial statement disclosures.
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
In August 2018, the FASB issued ASU
2018-13,
Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement
. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date. This guidance is applicable to the Company beginning January 1, 2020. The Company is currently evaluating the potential effects of this guidance on our consolidated financial statements.
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
In October 2018, the FASB issued ASU
2018-16
, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.
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
2016-13.

In December 2018, the FASB issued ASU
2018-20,
Narrow-Scope Improvements for Lessors.
The amendments in this update permit lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those lessors will account for those costs as if they are lessee costs. Consequently, a lessor making this election will exclude from the consideration in the contract and from variable payments not included in the consideration in the contract all collections from lessees of taxes within the scope of the election and will provide certain disclosures. The amendments in this update related to certain lessor costs require lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments. A lessor will record those reimbursed costs as revenue. The amendments in this Update related to recognizing variable payments for contracts with lease and non-lease
components require lessors to allocate certain variable payments to the lease and non-lease
components when the changes in facts and circumstances on which the variable payment is based occur. After the allocation, the amount of variable payments allocated to the lease components will be recognized as income in profit or loss in accordance with Topic 842, while the amount of variable payments allocated to non-lease
components will be recognized in accordance with other Topics, such as Topic 606. The Company adopted the standard effective January 1, 2019, and its adoption did not have a significant impact on our financial position or financial statement disclosures.
In March 2019, the FASB issued ASU
2019-01,
Leases (Topic 842) Codification Improvements
. The amendments in this Update reinstate the exception in Topic 842 for lessors that are not manufacturers or dealers. Specifically, those lessors will use their cost, reflecting any volume or trade discounts that may apply, as the fair value of the underlying asset. However, if significant time lapses between the acquisition of the underlying asset and lease commencement, those lessors will be required to apply the definition of fair value
(exit price) in Topic 820. In addition, the amendments in this Update address the concerns of lessors within the scope of Topic 942 about where “principal payments received under leases” should be presented. Specifically, lessors that are depository and lending institutions within the scope of Topic 942 will present all “principal payments received under leases” within investing activities. Finally, the amendments in this Update clarify the FASB’s original intent by explicitly providing an exception to the paragraph
250-10-50-3
interim disclosure requirements in the Topic 842 transition disclosure requirements. The effective date for the amendments in this update is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.
In April 2019, the FASB issued ASU
2019-04,
Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.
The amendments clarify certain aspects of the accounting for credit losses, hedging activities, and financial instruments (addressed by ASUs
2016-13,
2017-12
and
2016-01
, respectively). The amendments made to the provisions of ASU
2016-13
are related to accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projections of interest rate environments for variable-rate financial instruments, cost to sell financial assets when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate, amortized cost basis of line of credit arrangements that are converted to term loans and extension and renewal options that are not unconditionally cancelable by the entity. The effective date and transition requirements for the amendments in this update are the same as the effective dates and transition requirements in ASU
2016-13.
The significant amendments made to the provisions of ASU
2017-12
are related to partial-term fair value hedges of interest rate risk, amortization of fair value hedge basis adjustments, disclosure of fair value hedge basis adjustments, consideration of the hedged contractually specified interest rate under the hypothetical derivative method, application of a first-payments-received cash flow hedging technique to overall cash flows on a group of variable interest payments and transition guidance for reclassifying prepayable debt securities from HTM to available-for-sale.
The amendments to ASU
2017-12
are effective as of the beginning of the first annual reporting period beginning after the date of issuance of ASU
2019-04.
The amendments made to the provisions of ASU
2016-01
indicate that the measurement alternative for equity securities without readily determinable fair values represent a nonrecurring fair value measurement under ASC 820, and therefore, such securities should be remeasured at fair value when an entity identifies an orderly transaction “for an identical or similar investment of the same issuer.” The amendments related to ASU
2016-01
are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

In May 2019, the FASB issued ASU 2019-05,
Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief
. The amendments provide transition relief for entities adopting the Board’s credit losses standard, ASU 2016-13. Specifically, ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that were previously recorded at amortized cost and are within the scope of the credit losses guidance in ASC 326-20, are eligible for the fair value option under ASC 825-10, and are not held-to-maturity debt securities. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
Results of Review of Interim Consolidated Financial Statements
We have reviewed the condensed consolidated balance sheet of Home BancShares, Inc. and subsidiaries (“the Company”) as of June 30, 2019, and the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and six-month periods ended June 30, 2019, and 2018, and cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
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
August 7, 2019

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on February 26, 2019, which includes the audited financial statements for the year ended December 31, 2018.
Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of June 30, 2019, we had, on a consolidated basis, total assets of $15.29 billion, loans receivable, net of $10.95 billion, total deposits of $11.35 billion, and stockholders’ equity of $2.42 billion.
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
Table 1: Key Financial Measures

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Total assets	$15,287,575	$14,924,120	$15,287,575	$14,924,120
Loans receivable	11,053,129	10,897,970	11,053,129	10,897,970
Allowance for loan losses	106,066	111,516	106,066	111,516
Total deposits	11,347,316	10,736,033	11,347,316	10,736,033
Total stockholders’ equity	2,421,406	2,314,013	2,421,406	2,314,013
Net income	72,164	76,025	143,514	149,089
Basic earnings per share	0.43	0.44	0.85	0.86
Diluted earnings per share	0.43	0.44	0.85	0.86
Book value per share	14.46	13.26	14.46	13.26
Tangible book value per share (non-GAAP) (1)	8.50	7.52	8.50	7.52
Annualized net interest margin – FTE	4.28%	4.47%	4.29%	4.47%
Efficiency ratio	39.93	36.74	40.47	37.28
Efficiency ratio, as adjusted (non-GAAP) (2)	39.92	37.03	40.21	37.49
Annualized return on average assets	1.92	2.13	1.92	2.11
Annualized return on average common equity	12.18	13.54	12.26	13.46

(1)	See Table 19 for the non-GAAP tabular reconciliation.

(2)	See Table 23 for the non-GAAP tabular reconciliation.

Overview
Results of Operations for the Three Months Ended June 30, 2019 and 2018
Our net income decreased $3.8 million, or 5.1%, to $72.2 million for the three-month period ended June 30, 2019, from $76.0 million for the same period in 2018. On a diluted earnings per share basis, our earnings were $0.43 per share for the three-month period ended June 30, 2019 and $0.44 per share for the three-month period ended June 30, 2018. Total interest expense increased $12.4 million or 44.2%, non-interest expense increased $4.4 million or 7.0% and non-interest income decreased by $4.6 million or 16.6%. This was partially offset by an $14.7 million, or 8.8%, increase in total interest income. The primary driver of the increase in interest income was a $12.8 million increase in loan interest income. The primary drivers of the decrease in non-interest income were a $1.6 million decrease in other service charges and fees, a $988,000 decrease in gain (loss) on other real estate owned (“OREO”), net, and a $982,000 decrease in other income. The primary driver of the increase in interest expense was a $11.5 million, or 63.6%, increase in interest expense on deposits. The primary driver of the increase in non-interest expense was a $3.5 million increase in salaries and employee benefits.
Our net interest margin decreased from 4.47% for the three-month period ended June 30, 2018 to 4.28% for the three-month period ended June 30, 2019. The yield on interest earning assets was 5.50% and 5.36% for the three months ended June 30, 2019 and 2018, respectively, as average interest earning assets increased from $12.56 billion to $13.32 billion. The increase in earning assets is primarily the result of our acquisition in 2018 and organic loan growth. For the three months ended June 30, 2019 and 2018, we recognized $9.2 million and $10.7 million, respectively, in total net accretion for acquired loans and deposits. The rate on interest bearing liabilities was 1.61% and 1.18% for the three months ended June 30, 2019 and 2018, respectively, as average interest-bearing liabilities increased from $9.50 billion to $10.07 billion. The growth in the rate on interest bearing liabilities was only partially offset by the increase in yield, which led to a decrease in net interest margin for the quarter ended June 30, 2019.
Our efficiency ratio was 39.93% for the three months ended June 30, 2019, compared to 36.74% for the same period in 2018. For the second quarter of 2019, our efficiency ratio, as adjusted (non-GAAP) was 39.92%, an increase of 295 basis points from the 36.97% reported for the second quarter of 2018. (See Table 23 for the non-GAAP tabular reconciliation). The increase in the efficiency ratio is primarily due to the increase in non-interest expense which was primarily driven by a $3.5 million or 10.2% increase in salary and employee benefits as well as a decrease in non-interest income which is primarily due to a $1.6 million or 16.5% decrease in other service charges and fees, a $988,000 or 94.5% decrease in gain (loss) on OREO, net, and a $982,000 or 31.9% decrease in other income. The $3.5 million increase in salaries and employee benefits expense is primarily due to increased salary expense related to the normal increased cost of doing business, additional employees hired as a result of the increased regulatory environment, $326,000 increase in salary expense for Centennial CFG, $831,000 of additional expense related to performance based restricted stock and stock options granted during the third quarter of 2018 under the Company’s “HOMB $2.00” performance incentive program (“HOMB $2.00”) and the completion of the acquisition of SPF during the second quarter of 2018, which accounted for $236,000 of the increase. The decrease in other service charges and fees is due to the Bank being subject to the Durbin Amendment to the Dodd-Frank Act which restricted interchange fees beginning in the third quarter of 2018. We estimate that quarterly interchange fees are approximately $3.0 million lower as a result of the Durbin Amendment. This was partially offset by a $892,000 increase in property finance loan fees and a $223,000 increase in wire service income.
Our annualized return on average assets was 1.92% for the three months ended June 30, 2019, compared to 2.13% for the same period in 2018. Our annualized return on average common equity was 12.18% for the three months ended June 30, 2019, compared to 13.54% for the same period in 2018.

Results of Operations for the Six Months Ended June 30, 2019 and 2018
Our net income decreased $5.6 million, or 3.74%, to $143.5 million for the six-month
period ended June 30, 2019, from $149.1 million for the same period in 2018. On a diluted earnings per share basis, our earnings were $0.85 per share and $0.86 per share for the six-month
periods ended June 30, 2019 and 2018, respectively. Total interest expense increased $27.6 million or 52.4%, non-interest
expense increased $10.1 million or 8.0% and
non-interest
income decreased by $6.7 million or 12.6%. This was partially offset by a $33.2 million, or 10.1%, increase in total interest income. The primary driver of the increase in interest income was a $28.6 million increase in loan interest income. The primary drivers of the decrease in non-interest
income were a $5.2 million decrease in other service charges and fees, a $1.2 million decrease in gain (loss) on OREO, net, and a $2.2 million decrease in other income partially offset by a $2.2 million increase in dividends from the Federal Home Loan Bank (“FHLB”), Federal Reserve Bank (“FRB”), First National Bankers’ Bank (“FNBB”) and other dividends. The primary driver of the increase in interest expense was a $24.7 million, or 75.1%, increase in interest expense on deposits. The primary drivers of the increase in non-interest
expense were a $6.3 million increase in salaries and employee benefits and a $3.1 million increase in other operating expenses.
Our net interest margin decreased from 4.47% for the
six-month
period ended June 30, 2018 to 4.29% for the
six-month
period ended June 30, 2019. The yield on interest earning assets was 5.51% and 5.32% for the six months ended June 30, 2019 and 2018, respectively, as average interest earning assets increased from $12.52 billion to $13.31 billion. The increase in earning assets is primarily the result of our acquisition in 2018 and organic loan growth. For the six months ended June 30, 2019 and 2018, we recognized $18.3 million and $21.3 million, respectively, in total net accretion for acquired loans and deposits. The rate on interest bearing liabilities was 1.60% and 1.11% for the six months ended June 30, 2019 and 2018, respectively, as average interest-bearing liabilities increased from $9.55 billion to $10.12 billion. The growth in the rate on interest bearing liabilities was only partially offset by the increase in yield, which led to a decrease in net interest margin for the six months ended June 30, 2019.
Our efficiency ratio was 40.47% for the six months ended June 30, 2019, compared to 37.28% for the same period in 2018. For the first six months of 2019, our efficiency ratio, as adjusted
(non-GAAP),
was 40.21%, which increased from the 37.44% reported for first six months of 2018. (See Table 23 for the non-GAAP
tabular reconciliation). The increase in the efficiency ratio is primarily due to the increase in non-interest
expense which was primarily driven by a $6.3 million or 9.1% increase in salary and employee benefits as well as a decrease in non-interest
income which is primarily due to a $5.2 million or 26.1% decrease in other service charges and fees, a $1.2 million or 81.8% decrease in gain (loss) on OREO, net, and a $2.2 million or 32.0% decrease in other income. The $6.3 million increase in salaries and employee benefits expense is primarily due to increased salary expense related to the normal increased cost of doing business, additional employees hired as a result of the increased regulatory environment, $1.0 million increase in salary expense for Centennial CFG, $1.7 million of additional expense related to performance based restricted stock and stock options granted during the third quarter of 2018 under “HOMB $2.00” and the completion of the acquisition of SPF during the second quarter of 2018, which accounted for $489,000 of the increase. The decrease in other service charges and fees is due to the Bank being subject to the Durbin Amendment to the Dodd-Frank Act which restricted interchange fees beginning in the third quarter of 2018. We estimate that the year to date interchange fees are approximately $6.0 million lower as a result of the Durbin Amendment. This was partially offset by a $699,000 increase in property finance loan fees and a $350,000 increase in wire service income.
Our annualized return on average assets was 1.92% for the six months ended June 30, 2019, compared to 2.11% for the same period in 2018. Our annualized return on average common equity was 12.24% for the six months ended June 30, 2019, compared to 13.46% for the same period in 2018.

Financial Condition as of and for the Period Ended June 30, 2019 and December 31, 2018
Our total assets as of June 30, 2019 decreased $14.9 million to $15.29 billion from the $15.30 billion reported as of December 31, 2018. Cash and cash equivalents decreased $100.6 million, or 15.3%, for the six-month period ended June 30, 2019. Our loan portfolio balance declined slightly to $11.05 billion as of June 30, 2019 from $11.07 billion at December 31, 2018. Total deposits increased $447.5 million to $11.35 billion as of June 30, 2019 from $10.90 billion as of December 31, 2018. Stockholders’ equity increased $71.5 million to $2.42 billion as of June 30, 2019, compared to $2.35 billion as of December 31, 2018. The increase in stockholders’ equity is primarily associated with the $101.8 million increase in retained earnings and $28.6 million of other comprehensive income, which was partially offset by stock repurchases of $64.4 million in 2019.
Our non-performing loans were $62.8 million, or 0.57% of total loans as of June 30, 2019, compared to $64.2 million, or 0.58% of total loans as of December 31, 2018. The allowance for loan losses as a percent of non-performing loans decreased to 168.9% as of June 30, 2019, from 169.4% as of December 31, 2018. Non-performing loans from our Arkansas franchise were $20.0 million at June 30, 2019 compared to $17.4 million as of December 31, 2018. Non-performing loans from our Florida franchise were $37.1 million at June 30, 2019 compared to $43.3 million as of December 31, 2018. Non-performing loans from our Alabama franchise were $3.3 million at June 30, 2019 compared to $179,000 as of December 31, 2018. Non-performing loans from our SPF franchise were $2.4 million at June 30, 2019 compared to $3.4 million as of December 31, 2018. There were no non-performing loans from our Centennial CFG franchise.
As of June 30, 2019, our non-performing assets decreased to $77.5 million, or 0.51% of total assets, from $78.0 million, or 0.51% of total assets, as of December 31, 2018. Non-performing assets from our Arkansas franchise were $26.6 million at June 30, 2019 compared to $24.0 million as of December 31, 2018. Non-performing assets from our Florida franchise were $45.2 million at June 30, 2019 compared to $50.2 million as of December 31, 2018. Non-performing assets from our Alabama franchise were $3.3 million at June 30, 2019 compared to $306,000 as of December 31, 2018. Non-performing assets from our SPF franchise were $2.4 million at June 30, 2019 compared to $3.4 million as of December 31, 2018. There were no non-performing assets from our Centennial CFG franchise.
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
•	Service charges on deposit accounts – These represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•	Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310. Interchange fees were $3.5 million, $6.8 million, $6.9 million and $13.3 million for the three and six-month periods ended June 30, 2019 and June 30, 2018, respectively. Centennial CFG loan fees were $925,000, $1.8 million, $990,000 and $2.2 million for the three and six-month periods ended June 30, 2019 and June 30, 2018, respectively.

Financial Instruments
. ASU 2016-01
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
Investments – Held-to-Maturity
. Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Starting January 1, 2018, premiums are now amortized to call date under ASU 2017-08 and discounts are accreted to interest income using the constant yield method over the period to maturity. Effective January 1, 2019, as permitted by ASU 2017-12,
Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities
, the Company reclassified the prepayable held-to-maturity (“HTM”) investment securities, with a fair value of $193.6 million and $834,000 in net unrealized gains as of December 31, 2018, to available-for-sale investment securities.
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
Acquisition Accounting and Acquired Loans.
We account for our acquisitions under FASB ASC Topic 805,
Business Combinations
, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the purchased loans incorporates assumptions regarding credit risk. All purchased loans are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820,
Fair Value Measurements
. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.
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
in the fourth quarter.
Income Taxes.
We account for income taxes in accordance with income tax accounting guidance (ASC 740,
Income Taxes
). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. We determine deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.
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
Stock Compensation.
In accordance with FASB ASC 718,
Compensation - Stock Compensation,
and FASB ASC 505-50,
Equity-Based Payments to Non-Employees
, the fair value of each option award is estimated on the date of grant. We recognize compensation expense for the grant-date fair value of the option award over the vesting period of the award.
Acquisitions
Shore Premier Finance
On June 30, 2018, the Company completed the acquisition of SPF, a division of Union Bank & Trust of Richmond, Virginia, the bank subsidiary of Union Bankshares Corporation. The Company paid a purchase price of approximately $377.4 million in cash, subject to certain post-closing adjustments, and 1,250,000 shares of HBI common stock. SPF provides direct consumer financing for United States Coast Guard (“USCG”) registered high-end sail and power boats. Additionally, SPF provides inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.
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
Branches
As opportunities arise, we will continue to open new (commonly referred to as de novo
) branches in our current markets and in other attractive market areas.
As of June 30, 2019, we had 159 branch locations. There were 77 branches in Arkansas, 76 branches in Florida, five branches in Alabama and one branch in New York City.
Results of Operations
For the Three and Six Months Ended June 30, 2019 and 2018
Our net income decreased $3.8 million, or 5.1%, to $72.2 million for the three-month period ended June 30, 2019, from $76.0 million for the same period in 2018. On a diluted earnings per share basis, our earnings were $0.43 per share for the three-month period ended June 30, 2019 and $0.44 per share for the three-month period ended June 30, 2018. Total interest expense increased $12.4 million or 44.2%, non-interest
expense increased $4.4 million or 7.0% and
non-interest
income decreased by $4.6 million or 16.6%. This was partially offset by an $14.7 million, or 8.8%, increase in total interest income. The primary driver of the increase in interest income was a $12.8 million increase in loan interest income. The primary drivers of the decrease in non-interest
income were a $1.6 million decrease in other service charges and fees, a $988,000 decrease in gain (loss) on OREO, net, and a $982,000 decrease in other income. The primary driver of the increase in interest expense was a $11.5 million, or 63.6%, increase in interest expense on deposits. The primary driver of the increase in non-interest
expense was a $3.5 million increase in salaries and employee benefits.
Our net income decreased $5.6 million, or 3.74%, to $143.5 million for the six-month
period ended June 30, 2019, from $149.1 million for the same period in 2018. On a diluted earnings per share basis, our earnings were $0.85 per share and $0.86 per share for the six-month
periods ended June 30, 2019 and 2018, respectively. Total interest expense increased $27.6 million or 52.4%, non-interest
expense increased $10.1 million or 8.0% and
non-interest
income decreased by $6.7 million or 12.6%. This was partially offset by a $33.2 million, or 10.1%, increase in total interest income. The primary driver of the increase in interest income was a $28.6 million increase in loan interest income. The primary drivers of the decrease in non-interest
income were a $5.2 million decrease in other service charges and fees, a $1.2 million decrease in gain (loss) on OREO, net, and a $2.2 million decrease in other income partially offset by a $2.2 million increase in dividends from FHLB, FRB, FNBB & other. The primary driver of the increase in interest expense was a $24.7 million, or 75.1%, increase in interest expense on deposits. The primary drivers of the increase in non-interest
expense were a $6.3 million increase in salaries and employee benefits and a $3.1 million increase in other operating expenses.

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
non-performing
loans and the amount of
non-interest-bearing
liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt
income by one minus the combined federal and state income tax rate (26.135% for the three and six-month
periods ended June 30, 2019 and 2018).
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, is 2.25% to 2.50% as of June 30, 2019, which has increased from the target rate of 1.75% to 2.00% as of June 30, 2018.
Our net interest margin decreased from 4.47% for the three-month period ended June 30, 2018 to 4.28% for the three-month period ended June 30, 2019. The yield on interest earning assets was 5.50% and 5.36% for the three months ended June 30, 2019 and 2018, respectively, as average interest earning assets increased from $12.56 billion to $13.32 billion. The increase in earning assets is primarily the result of our acquisition in 2018 and organic loan growth. For the three months ended June 30, 2019 and 2018, we recognized $9.2 million and $10.7 million, respectively, in total net accretion for acquired loans and deposits. The rate on interest bearing liabilities was 1.61% and 1.18% for the three months ended June 30, 2019 and 2018, respectively, as average interest-bearing liabilities increased from $9.50 billion to $10.07 billion. The growth in the rate on interest bearing liabilities was only partially offset by the increase in yield, which led to a decrease in net interest margin for the quarter ended June 30, 2019.
Our net interest margin decreased from 4.47% for the
six-month
period ended June 30, 2018 to 4.29% for the
six-month
period ended June 30, 2019. The yield on interest earning assets was 5.51% and 5.32% for the six months ended June 30, 2019 and 2018, respectively, as average interest earning assets increased from $12.52 billion to $13.31 billion. The increase in earning assets is primarily the result of our acquisition in 2018 and organic loan growth. For the six months ended June 30, 2019 and 2018, we recognized $18.3 million and $21.3 million, respectively, in total net accretion for acquired loans and deposits. The rate on interest bearing liabilities was 1.60% and 1.11% for the six months ended June 30, 2019 and 2018, respectively, as average interest-bearing liabilities increased from $9.55 billion to $10.12 billion. The growth in the rate on interest bearing liabilities was only partially offset by the increase in yield, which led to a decrease in net interest margin for the six months ended June 30, 2019.
For the three months ended June 30, 2019 and 2018, we recognized $9.2 million and $10.7 million, respectively, in total net accretion for acquired loans and deposits. Purchase accounting accretion on acquired loans was $9.2 million and $10.6 million and average purchase accounting loan discounts were $122.2 million and $153.6 million for the three-month periods ended June 30, 2019 and June 30, 2018, respectively. Net amortization of time deposit premiums was $30,000 and $102,000 and net average unamortized CD premiums were $327,000 and $538,000 for the three-month periods ended June 30, 2019 and June 30, 2018, respectively.
For the six months ended June 30, 2019 and 2018, we recognized $18.3 million and $21.3 million, respectively, in total net accretion for acquired loans and deposits. Purchase accounting accretion on acquired loans was $18.2 million and $21.1 million and average purchase accounting loan discounts were $126.9 million and $159.4 million for the six-month
periods ended June 30, 2019 and June 30, 2018, respectively. Net amortization of time deposit premiums was $60,000 and $203,000 and net average unamortized CD premiums were $342,000 and $589,000 for the six-month
periods ended June 30, 2019 and June 30, 2018, respectively.

Net interest income on a fully taxable equivalent basis increased $2.3 million, or 1.6%, to $142.3 million for the three-month period ended June 30, 2019, from $140.0 million for the same period in 2018. This increase in net interest income for the three-month period ended June 30, 2019 was the result of a $14.6 million increase in interest income partially offset by a $12.4 million increase in interest expense, on a fully taxable equivalent basis. The $14.6 million increase in interest income was primarily the result of a higher level of earning assets accompanied by higher yields on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $10.4 million. The higher yield was primarily driven by the increased loan production in the higher rate environment as well as the repricing of floating rate loans, which resulted in a $4.3 million increase in interest income, which was partially offset by a decrease in loan accretion income on our historical acquisitions. The $12.4 million increase in interest expense for the three-month period ended June 30, 2019 is primarily the result of an increase in interest bearing liabilities primarily resulting from a 6.9% increase in average deposits, combined with interest bearing liabilities repricing in a higher interest rate environment.    The repricing of our interest-bearing liabilities in a higher interest rate environment resulted in an approximately $10.7 million increase in interest expense. The higher level of our interest-bearing liabilities resulted in an increase in interest expense of approximately $1.6 million.
Net interest income on a fully taxable equivalent basis increased $5.7 million, or 2.1%, to $283.1 million for the six-month period ended June 30, 2019, from $277.4 million for the same period in 2018. This increase in net interest income for the six-month period ended June 30, 2019 was the result of a $33.3 million increase in interest income partially offset by a $27.6 million increase in interest expense. The $33.3 million increase in interest income was primarily the result of a higher level of earning assets accompanied by higher yields on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $21.6 million. The higher yield on our interest earning assets resulted in an approximately $11.7 million increase in interest income. The repricing of our interest-bearing liabilities in a higher interest rate environment resulted in an approximately $24.5 million increase in interest expense. The higher level of our interest-bearing liabilities resulted in an increase in interest expense of approximately $3.1 million.
Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six-month periods ended June 30, 2019 and 2018, as well as changes in fully taxable equivalent net interest margin for the three and six-month periods ended June 30, 2019 compared to the same period in 2018.
Table 2: Analysis of Net Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Interest income	$181,287	$166,561	$360,774	$327,537
Fully taxable equivalent adjustment	1,319	1,403	2,686	2,612

Interest income – fully taxable equivalent	182,606	167,964	363,460	330,149
Interest expense	40,300	27,949	80,317	52,716

Net interest income – fully taxable equivalent	$142,306	$140,015	$283,143	$277,433

Yield on earning assets – fully taxable equivalent	5.50%	5.36%	5.51%	5.32%
Cost of interest-bearing liabilities	1.61	1.18	1.60	1.11
Net interest spread – fully taxable equivalent	3.89	4.18	3.91	4.21
Net interest margin – fully taxable equivalent	4.28	4.47	4.29	4.47

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended June 30,	Six Months Ended June 30,
	2019 vs. 2018	2019 vs. 2018
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$10,383	$21,635
Increase (decrease) in interest income due to change in earning asset yields	4,259	11,676
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(1,630)	(3,128)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	(10,721)	(24,473)

Increase (decrease) in net interest income	$2,291	$5,710

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and six-month periods ended June 30, 2019 and 2018, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2019			2018
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$298,821	$1,628	2.19%	$288,643	$1,206	1.68%
Federal funds sold	1,596	10	2.51	679	12	7.09
Investment securities – taxable	1,640,883	10,650	2.60	1,528,613	8,979	2.36
Investment securities – non-taxable	379,437	4,177	4.42	398,067	4,476	4.51
Loans receivable	11,000,926	166,141	6.06	10,345,846	153,291	5.94

Total interest-earning assets	13,321,663	182,606	5.50	12,561,848	167,964	5.36

Non-earning assets	1,776,937			1,742,635

Total assets	$15,098,600			$14,304,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$6,677,683	$20,637	1.24%	$6,451,204	$13,489	0.84%
Time deposits	1,943,320	9,072	1.87	1,611,353	4,675	1.16

Total interest-bearing deposits	8,621,003	29,709	1.38	8,062,557	18,164	0.90

Federal funds purchased	—	—	—	46	—	—
Securities sold under agreement to repurchase	144,478	630	1.75	143,952	372	1.04
FHLB and other borrowed funds	932,365	4,722	2.03	928,357	4,245	1.83
Subordinated debentures	369,076	5,239	5.69	368,309	5,168	5.63

Total interest-bearing liabilities	10,066,922	40,300	1.61	9,503,221	27,949	1.18

Non-interest-bearing liabilities
Non-interest-bearing deposits	2,553,060			2,496,701
Other liabilities	101,900			53,149

Total liabilities	12,721,882			12,053,071
Stockholders’ equity	2,376,718			2,251,412

Total liabilities and stockholders’ equity	$15,098,600			$14,304,483

Net interest spread			3.89%			4.18%
Net interest income and margin		$142,306	4.28%		$140,015	4.47%

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Six Months Ended June 30,
	2019			2018
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$285,688	$3,171	2.24%	$267,347	$2,135	1.61%
Federal funds sold	1,544	21	2.74	5,156	18	0.70
Investment securities – taxable	1,618,369	21,356	2.66	1,544,451	17,949	2.34
Investment securities – non-taxable	385,064	8,602	4.50	371,788	8,473	4.60
Loans receivable	11,018,616	330,310	6.05	10,335,699	301,574	5.88

Total interest-earning assets	13,309,281	363,460	5.51	12,524,441	330,149	5.32

Non-earning assets	1,779,908			1,745,179

Total assets	$15,089,189			$14,269,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$6,637,512	$40,174	1.22%	$6,430,509	$24,731	0.78%
Time deposits	1,923,457	17,541	1.84	1,562,873	8,239	1.06

Total interest-bearing deposits	8,560,969	57,715	1.36	7,993,382	32,970	0.83

Federal funds purchased	—	—	0.00	62	1	3.25
Securities sold under agreement to repurchase	147,623	1,264	1.73	148,310	748	1.02
FHLB and other borrowed funds	1,045,370	10,840	2.09	1,038,612	8,825	1.71
Subordinated debentures	368,981	10,498	5.74	368,217	10,172	5.57

Total interest-bearing liabilities	10,122,943	80,317	1.60	9,548,583	52,716	1.11

Non-interest-bearing liabilities
Non-interest-bearing deposits	2,496,604			2,439,299
Other liabilities	108,866			48,779

Total liabilities	12,728,413			12,036,661
Stockholders’ equity	2,360,776			2,232,959

Total liabilities and stockholders’ equity	$15,089,189			$14,269,620

Net interest spread			3.91%			4.21%
Net interest income and margin		$283,143	4.29%		$277,433	4.47%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and six-month periods ended June 30, 2019 compared to the same period in 2018, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2019 over 2018			2019 over 2018
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$44	$378	$422	$155	881	$1,036
Federal funds sold	9	(11)	(2)	(20)	23	3
Investment securities – taxable	687	984	1,671	889	2,518	3,407
Investment securities – non-taxable	(206)	(93)	(299)	299	(170)	129
Loans receivable	9,849	3,001	12,850	20,312	8,424	28,736

Total interest income	10,383	4,259	14,642	21,635	11,676	33,311

Interest expense:
Interest-bearing transaction and savings deposits	489	6,659	7,148	820	14,623	15,443
Time deposits	1,111	3,286	4,397	2,234	7,068	9,302
Federal funds purchased	—	—	—	(1)	—	(1)
Securities sold under agreement to repurchase	1	257	258	(3)	519	516
FHLB borrowed funds	18	459	477	57	1,958	2,015
Subordinated debentures	11	60	71	21	305	326

Total interest expense	1,630	10,721	12,351	3,128	24,473	27,601

Increase (decrease) in net interest income	$8,753	$(6,462)	$2,291	$18,507	$(12,797)	$5,710

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
We had $1.3 million and $2.7 million of provision for loan losses for the three months ended June 30, 2019 and 2018, respectively, reflecting a $1.4 million decrease in the provision for loan losses for the second quarter of 2019 versus the second quarter of 2018. We had $1.3 million and $4.3 million of provision for loan losses for the six months ended June 30, 2019 and 2018, respectively. The decrease in the provision for loan losses during the three and six-month
periods of 2019 versus the three and
six-month
periods of 2018 are primarily a result of continued strong asset quality with non-performing
loans to total loans of 0.57% and
non-performing
assets of 0.51%. In addition, net charge-offs to average total loans was 0.06% and 0.07% for the three and six-month
periods ended June 30, 2019, respectively.
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
Non-Interest
Income
Total
non-interest
income was $23.1 million and $46.7 million for the three and six-month
periods ended June 30, 2019, compared to $27.7 million and $53.5 million for the same periods in 2018, respectively. Our recurring non-interest
income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, increase in cash value of life insurance and dividends.

Table 6 measures the various components of our
non-interest
income for the three and
six-month
periods ended June 30, 2019 and 2018, respectively, as well as changes for the three and six-month
periods ended June 30, 2019 compared to the same period in 2018.
Table 6:
Non-Interest
Income

	Three Months Ended				Six Months Ended
	June 30,		2019 Change		June 30,		2019 Change
	2019	2018	from 2018		2019	2018	from 2018
	(Dollars in thousands)
Service charges on deposit accounts	$6,259	$6,780	$(521)	(7.7)%	$12,660	$12,855	(195)	(1.5)%
Other service charges and fees	8,177	9,797	(1,620)	(16.5)	14,740	19,952	(5,212)	(26.1)
Trust fees	391	379	12	3.2	794	825	(31)	(3.8)
Mortgage lending income	3,457	3,477	(20)	(0.6)	5,892	6,134	(242)	(3.9)
Insurance commissions	515	526	(11)	(2.1)	1,124	1,205	(81)	(6.7)
Increase in cash value of life insurance	740	730	10	1.4	1,476	1,384	92	6.6
Dividends from FHLB, FRB, FNBB & other	1,149	1,600	(451)	(28.2)	4,654	2,477	2,177	87.9
Gain on sale of SBA loans	355	262	93	35.5	596	444	152	34.2
Gain (loss) on sale of branches, equipment and other assets, net	(129)	—	(129)	(100.0)	(50)	7	(57)	(814.3)
Gain (loss) on OREO, net	58	1,046	(988)	(94.5)	264	1,451	(1,187)	(81.8)
Other income	2,094	3,076	(982)	(31.9)	4,588	6,744	(2,156)	(32.0)

Total non-interest income	$23,066	$27,673	$(4,607)	(16.6)%	$46,738	$53,478	(6,740)	(12.6)%

Non-interest
income decreased $4.6 million, or 16.6%, to $23.1 million for the three-month period ended June 30, 2019 from $27.7 million for the same period in 2018. The primary factor that resulted in this decrease was the impact of the Durbin Amendment which reduced interchange fees by approximately $3.0 million for the quarter. Other factors were changes related to service charges on deposit accounts, other service charges and fees, dividends from FHLB, FRB, First National Bankers’ Bank & other, gain (loss) on sale of branches, equipment and other assets, net, gain (loss) on OREO and other income.
Additional details for the three months ended June 30, 2019 on some of the more significant changes are as follows:
•	The $521,000 decrease in service charges on deposit accounts is primarily related to a decrease in overdraft fees due to lower volume.

•	The $1.6 million decrease in other service charges and fees is primarily due to the reduction in interchange fees as a result of the Company being subject to interchange fee restrictions from the Durbin Amendment. We exceeded $10 billion in assets during the first quarter of 2017 and became subject to the Durbin Amendment to the Dodd-Frank Act interchange fee restrictions beginning in the third quarter of 2018. The Durbin Amendment negatively impacted debit card and ATM fees. We estimate that quarterly interchange fees are approximately $3.0 million lower as a result of the Durbin Amendment. This was partially offset by a $892,000 increase in property finance loan fees and a $223,000 increase in wire service income.

•	The $451,000 decrease in dividends from FHLB, FRB, First National Bankers’ Bank & other is primarily the result of a $309,000 decrease in dividend income from other equity investments, which is related to a special dividend received during the second quarter of 2018.

•	The $129,000 decrease in gain (loss) on sale of branches, equipment and other assets, net, is primarily due to a loss on the sale of a branch during the second quarter of 2019 compared to zero for the second quarter of 2018.

•	The $988,000 decrease in gain (loss) on OREO is primarily related to realizing fewer gains on sale from OREO properties during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

•	The $982,000 decrease in other income is primarily due to a $510,000 decrease in income from fair value adjustments for equity securities due to the Company selling its equity securities during the fourth quarter of 2018, a $427,000 decrease in additional income for items previously charged off and a $173,000 decrease in investment brokerage fee income.

Non-interest
income decreased $6.7 million, or 12.6%, to $46.7 million for the six-month
period ended June 30, 2019 from $53.5 million for the same period in 2018. The primary factor that resulted in this decrease was the impact of the Durbin Amendment which reduced interchange fees by approximately $6.0 million for the six months ended June 30, 2019. Other factors were changes related to service charges on deposit accounts, other service charges and fees, mortgage lending income, dividends from FHLB, FRB, First National Bankers’ Bank & other, gain (loss) on OREO and other income.
Additional details for the six months ended June 30, 2019 on some of the more significant changes are as follows:
•	The $195,000 decrease in service charges on deposit accounts is primarily related to a decrease in overdraft fees due to lower volume.
•	The $5.2 million decrease in other service charges and fees is primarily due to the reduction in interchange fees as a result of the Company being subject to interchange fee restrictions from the Durbin Amendment. We estimate that year to date interchange fees are approximately $6.0 million lower as a result of the Durbin Amendment. This was partially offset by a $699,000 increase in property finance loan fees and a $350,000 increase in wire service income.
•	The $242,000 decrease in mortgage lending income is primarily due to lower fee income for secondary market loans.
•	The $2.2 million increase in dividends from FHLB, FRB, First National Bankers’ Bank & other is primarily the result of a $2.1 million special dividend from an equity investment in the first quarter of 2019.
•	The $1.2 million decrease in gain (loss) on OREO is primarily related to realizing fewer gains on sale from OREO properties during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
•	The $2.2 million decrease in other income is primarily due to a $688,000 decrease in income from fair value adjustments for equity securities due to the Company selling its equity securities during the fourth quarter of 2018, a $564,000 decrease in additional income for items previously charged off and a $490,000 decrease in investment brokerage fee income.

Non-Interest
Expense
Non-interest
expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 7 below sets forth a summary of
non-interest
expense for the three and
six-month
periods ended June 30, 2019 and 2018, as well as changes for the three and six-month
periods ended June 30, 2019 compared to the same period in 2018.
Table 7:
Non-Interest
Expense

	Three Months Ended				Six Months Ended
	June 30,		2019 Change		June 30,		2019 Change
	2019	2018	from 2018		2019	2018	from 2018
	(Dollars in thousands)
Salaries and employee benefits	$37,976	$34,476	$3,500	10.2%	$75,812	$69,490	$6,322	9.1%
Occupancy and equipment	8,853	8,519	334	3.9	17,676	17,502	174	1.0
Data processing expense	3,838	3,339	499	14.9	7,808	7,325	483	6.6
Other operating expenses:
Advertising	1,095	1,142	(47)	(4.1)	2,146	2,104	42	2.0
Merger and acquisition expenses	—	—	—	—	—	—	—	—
Amortization of intangibles	1,587	1,624	(37)	(2.3)	3,173	3,250	(77)	(2.4)
Electronic banking expense	1,851	1,828	23	1.3	3,754	3,706	48	1.3
Directors’ fees	392	318	74	23.3	826	648	178	27.5
Due from bank service charges	282	242	40	16.5	520	461	59	12.8
FDIC and state assessment	1,655	2,788	(1,133)	(40.6)	3,365	4,396	(1,031)	(23.5)
Hurricane expense	—	—	—	—	897	—	897	100.0
Insurance	661	714	(53)	(7.4)	1,358	1,601	(243)	(15.2)
Legal and accounting	989	858	131	15.3	1,970	1,636	334	20.4
Other professional fees	2,306	1,601	705	44.0	5,118	3,240	1,878	58.0
Operating supplies	505	602	(97)	(16.1)	1,041	1,202	(161)	(13.4)
Postage	293	323	(30)	(9.3)	619	667	(48)	(7.2)
Telephone	306	371	(65)	(17.5)	609	744	(135)	(18.1)
Other expense	5,035	4,483	552	12.3	9,989	8,636	1,353	15.7

Total non-interest expense	$67,624	$63,228	$4,396	7.0%	$136,681	$126,608	$10,073	8.0%

Non-interest
expense increased $4.4 million, or 7.0%, to $67.6 million for the three months ended June 30, 2019 from $63.2 million for the same period in 2018. The primary factor that resulted in this increase was the increase in salaries and employee benefits expense. Other factors were changes related to other professional fees, other expense, data processing expense and FDIC and state assessment.
Additional details for the three months ended June 30, 2019 on some of the more significant changes are as follows:
•	The $3.5 million increase in salaries and employee benefits expense is primarily due to increased salary expense related to the normal increased cost of doing business, additional employees hired as a result of the increased regulatory environment, $326,000 increase in salary expense for Centennial CFG, $831,000 of additional expense related to performance based restricted stock and stock options granted during the third quarter of 2018 under “HOMB $2.00” and the completion of the acquisition of SPF during the second quarter of 2018, which accounted for $236,000 of the increase.

•	The $705,000 increase in other professional fees is primarily related to expenses incurred in relation to the increased regulatory environment as a result of the Company exceeding $10 billion in assets.

•	The $552,000 increase in other expense is primarily related to the continued growth of the Company.

•	The $499,000 increase in data processing expense is primarily related to an in increase in software, license, core processing and telecommunication expenses.

•	The $1.1 million decrease in FDIC and state assessment is primarily related to a lower assessment rate for 2019 and no surcharge expense being assessed by the FDIC during 2019.

Non-interest
expense increased $10.1 million, or 8.0%, to $136.7 million for the six months ended June 30, 2019 from $126.6 million for the same period in 2018. The primary factor that resulted in this increase was the increase in salaries and employee benefits expense. Other factors were changes related to hurricane expense, other professional fees, other expense and FDIC and state assessment.
Additional details for the six months ended June 30, 2019 on some of the more significant changes are as follows:
•	The $6.3 million increase in salaries and employee benefits expense is primarily due to increased salary expense related to the normal increased cost of doing business, additional employees hired as a result of the increased regulatory environment a $1.0 million increase in salary expense for Centennial CFG, $1.7 million of additional expense related to performance based restricted stock and stock options granted during the third quarter of 2018 under “HOMB $2.00” and the completion of the acquisition of SPF during the second quarter of 2018, which accounted for $489,000 of the increase.

•	The $897,000 in hurricane expense is related to damages from Hurricane Michael which made landfall in Mexico Beach, Florida on October 10, 2018.

•	The $1.9 million increase in other professional fees is primarily related to $900,000 of expense incurred in relation to a completed outsourced special project as well expenses incurred in relation to the increased regulatory environment as a result of the Company exceeding $10 billion in assets.

•	The $1.4 million increase in other expense is primarily related to the continued growth of the Company.

•	The $1.0 million decrease in FDIC and state assessment is primarily related to a lower assessment rate for 2019 and no surcharge expense being assessed by the FDIC during 2019.

Income Taxes
Income tax expense decreased $1.4 million, or 5.76%, to $22.9 million for the three-month period ended June 30, 2019, from $24.3 million for the same period in 2018. The income tax expense decreased $2.6 million, or 5.38%, to $45.7 million for the six-month
period ended June 30, 2019, from $48.3 million for the same period in 2018. The decline in income tax expense is primarily due to a decrease in pre-tax
net income for the three and
six-month
periods ended June 30, 2019 compared to the same periods in 2018. The effective income tax rate was 24.12% and 24.14% for the three and six-month
periods ended June 30, 2019, compared to 24.23% and 24.46% for the same periods in 2018.
Financial Condition as of and for the Period Ended June 30, 2019 and December 31, 2018
Our total assets as of June 30, 2019 decreased $14.9 million to $15.29 billion from the $15.30 billion reported as of December 31, 2018. Cash and cash equivalents decreased $100.6 million, or 15.3%, for the six-month
period ended June 30, 2019. Our loan portfolio balance declined slightly to $11.05 billion as of June 30, 2019 from $11.07 billion at December 31, 2018. Total deposits increased $447.5 million to $11.35 billion as of June 30, 2019 from $10.90 billion as of December 31, 2018. Stockholders’ equity increased $71.5 million to $2.42 billion as of June 30, 2019, compared to $2.35 billion as of December 31, 2018. The increase in stockholders’ equity is primarily associated with the $101.8 million increase in retained earnings and $28.6 million of other comprehensive income, which was partially offset by stock repurchases of $64.4 million in 2019.
Loan Portfolio
Loans Receivable
Our loan portfolio averaged $11.00 billion and $10.35 billion during the three-month periods ended June 30, 2019 and 2018, respectively. Our loan portfolio averaged $11.02 billion and $10.34 billion during the six-month
periods ended June 30, 2019 and 2018, respectively. Loans receivable were $11.05 billion and $11.07 billion as of June 30, 2019 and December 31, 2018, respectively.
From December 31, 2018 to June 30, 2019, the Company experienced a decline of approximately $18.8 million in loans. Centennial CFG experienced $121.0 million of organic loan growth during the first six months of 2019, while the legacy footprint experienced $139.8 million of organic loan decline during the first six months of 2019.

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York. Loans receivable were approximately $3.75 billion, $4.98 billion, $222.8 million, $442.1 million and $1.67 billion as of June 30, 2019 in Arkansas, Florida, Alabama, SPF and Centennial CFG, respectively.
As of June 30, 2019, we had approximately $501.6 million of construction land development loans which were collateralized by land. This consisted of approximately $235.8 million for raw land and approximately $265.8 million for land with commercial and or residential lots.
Table 8 presents our loans receivable balances by category as of June 30, 2019 and December 31, 2018.
Table 8: Loans Receivable

	As of	As of
	June 30, 2019	December 31, 2018
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$4,495,558	$4,806,684
Construction/land development	1,930,838	1,546,035
Agricultural	85,045	76,433
Residential real estate loans:
Residential 1-4 family	1,852,784	1,975,586
Multifamily residential	523,789	560,475

Total real estate	8,888,014	8,965,213
Consumer	455,554	443,105
Commercial and industrial	1,515,357	1,476,331
Agricultural	80,621	48,562
Other	113,583	138,668

Total loans receivable	$11,053,129	$11,071,879

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
basis.
As of June 30, 2019, commercial real estate loans totaled $6.51 billion, or 58.9% of loans receivable, as compared to $6.43 billion, or 58.1% of loans receivable, as of December 31, 2018. Commercial real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $2.14 billion, $3.08 billion, $121.0 million, zero and $1.17 billion at June 30, 2019, respectively.
Residential Real Estate Loans.
 We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 31.6% and 57.2% of our residential mortgage loans consist of owner occupied
1-4
family properties and
non-owner
occupied
1-4
family properties (rental), respectively, as of June 30, 2019, with the remaining 11.2% relating to condos and mobile homes. Residential real estate loans generally have a loan-to-value
ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income
ratio, credit history and
loan-to-value
ratio.

As of June 30, 2019, residential real estate loans totaled $2.38 billion, or 21.5%, of loans receivable, compared to $2.54 billion, or 22.9% of loans receivable, as of December 31, 2018. Residential real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $923.2 million, $1.29 billion, $71.4 million, zero and $87.5 million at June 30, 2019, respectively.
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
As of June 30, 2019, consumer loans totaled $455.6 million, or 4.1% of loans receivable, compared to $443.1 million, or 4.0% of loans receivable, as of December 31, 2018. Consumer loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $39.1 million, $15.6 million, $1.2 million, $399.7 million and zero at June 30, 2019, respectively.
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
As of June 30, 2019, commercial and industrial loans totaled $1.52 billion, or 13.7% of loans receivable, compared to $1.48 billion, or 13.3% of loans receivable, as of December 31, 2018. Commercial and industrial loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $546.4 million, $492.9 million, $27.8 million, $42.4 million and $405.8 million at June 30, 2019, respectively.
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
non-accrual
status.
We have purchased loans with deteriorated credit quality in our June 30, 2019 financial statements as a result of our historical acquisitions. The credit metrics most heavily impacted by our acquisitions of acquired loans with deteriorated credit quality were the following credit quality indicators listed in Table 9 below:
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

Table 9 sets forth information with respect to our
non-performing
assets as of June 30, 2019 and December 31, 2018. As of these dates, all non-performing
restructured loans are included in
non-accrual
loans.
Table 9:
Non-performing
Assets

	As of June 30, 2019	As of December 31, 2018
	(Dollars in thousands)
Non-accrual loans	$52,841	$47,083
Loans past due 90 days or more (principal or interest payments)	9,961	17,159

Total non-performing loans	62,802	64,242

Other non-performing assets
Foreclosed assets held for sale, net	13,734	13,236
Other non-performing assets	947	497

Total other non-performing assets	14,681	13,733

Total non-performing assets	77,483	$77,975

Allowance for loan losses to non-performing loans	168.89%	169.35%
Non-performing loans to total loans	0.57	0.58
Non-performing assets to total assets	0.51	0.51

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
Total
non-performing
loans were $62.8 million and $64.2 million as of June 30, 2019 and December 31, 2018, respectively.
Non-performing
loans at June 30, 2019 are $20.0 million, $37.1 million, $3.3 million, $2.4 million and zero in the Arkansas, Florida, Alabama, SPF and Centennial CFG markets, respectively.
Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing
loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at June 30, 2019, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2019. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.
Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off
any portion of the loan. Only
non-performing
restructured loans are included in our
non-performing
loans. As of June 30, 2019, we had $14.8 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual
in Table 9. Our Florida market contains $9.7 million, our Arkansas market contains $4.7 million and our Alabama market contains $388,000 of these restructured loans.
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
non-accrual
status.

The majority of the Bank’s loan modifications relates to commercial lending and involves reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At June 30, 2019 and December 31, 2018, the amount of TDRs was $18.8 million and $19.7 million, respectively. As of June 30, 2019 and December 31, 2018, 78.9% and 76.6%, respectively, of all restructured loans were performing to the terms of the restructure.
Total foreclosed assets held for sale were $13.7 million as of June 30, 2019, compared to $13.2 million as of December 31, 2018 for an increase of $498,000. The foreclosed assets held for sale as of June 30, 2019 are comprised of $6.5 million of assets located in Arkansas, $7.2 million of assets located in Florida, $34,000 located in Alabama and zero from SPF and Centennial CFG.
During the first six months of 2019, we had two foreclosed properties with a carrying value greater than $1.0 million. The first property was a development property in Florida acquired from The Bank of Commerce with a carrying value of $2.1 million at June 30, 2019. The second property was a development property in Florida with a carrying value of $1.5 million at June 30, 2019. The Company does not currently anticipate any additional losses on these properties. As of June 30, 2019, no other foreclosed assets held for sale have a carrying value greater than $1.0 million.
Table 10 shows the summary of foreclosed assets held for sale as of June 30, 2019 and December 31, 2018.
Table 10: Foreclosed Assets Held For Sale

	As of June 30, 2019	As of December 31, 2018
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,929	$5,555
Construction/land development	5,673	3,534
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	4,132	4,142
Multifamily residential	—	5

Total foreclosed assets held for sale	$13,734	$13,236

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing
loans (loans past due 90 days or more and
non-accrual
loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of June 30, 2019, average impaired loans were $85.0 million compared to $81.3 million as of December 31, 2018. As of June 30, 2019 and December 31, 2018, impaired loans were $83.8 million and $85.6 million, respectively. Loan balances with a specific allocation increased while the specific allocation for impaired loans decreased by approximately $843,000. As of June 30, 2019, our Arkansas, Florida, Alabama, SPF and Centennial CFG markets accounted for approximately $30.9 million, $46.9 million, $3.7 million, $2.3 million and zero of the impaired loans, respectively.
We evaluated loans purchased in conjunction with our historical acquisitions for impairment in accordance with the provisions of FASB ASC Topic
310-30,
Loans and Debt Securities Acquired with Deteriorated Credit Quality
. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. Purchased credit impaired loans are not classified as non-performing
assets for the recognition of interest income as the pools are considered to be performing. However, for the purpose of calculating the non-performing
credit metrics, we have included all of the loans which are contractually 90 days past due and still accruing, including those in performing pools. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

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
For purchased loans with deteriorated credit quality that were deemed TDRs prior to our acquisition of them, these loans are also not considered TDRs as they are accounted for under ASC
310-30.
As of June 30, 2019 and December 31, 2018, there was not a material amount of purchased loans with deteriorated credit quality on non-accrual
status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.
Past Due and
Non-Accrual
Loans
Table 11 shows the summary of
non-accrual
loans as of June 30, 2019 and December 31, 2018:
Table 11: Total
Non-Accrual
Loans

	As of June 30, 2019	As of December 31, 2018
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$18,947	$15,031
Construction/land development	2,266	5,280
Agricultural	381	20
Residential real estate loans
Residential 1-4 family	22,227	17,384
Multifamily residential	1,155	972

Total real estate	44,976	38,687
Consumer	1,907	2,912
Commercial and industrial	5,926	5,451
Agricultural	31	32
Other	1	1

Total non-accrual loans	$52,841	$47,083

If
non-accrual
loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $624,000 and $543,000, respectively, would have been recorded for the three-month periods ended June 30, 2019 and 2018. If non-accrual
loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.3 million and $1.0 million would have been recorded for each of the six-month
periods ended June 30, 2019 and 2018, respectively. The interest income recognized on non-accrual
loans for the three and
six-month
periods ended June 30, 2019 and 2018 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of June 30, 2019 and December 31, 2018:
Table 12: Loans Accruing Past Due 90 Days or More

	As of June 30, 2019	As of December 31, 2018
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$6,633	$9,679
Construction/land development	1,546	3,481
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	821	1,753
Multifamily residential	—	—

Total real estate	9,000	14,913
Consumer	574	720
Commercial and industrial	387	1,526
Agricultural and other	—	—

Total loans accruing past due 90 days or more	$9,961	$17,159

Our ratio of total loans accruing past due 90 days or more and non-accrual
loans to total loans was 0.57% and 0.58% at June 30, 2019 and December 31, 2018, respectively.
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
Between the receipt of the original appraisal and the updated appraisal, we monitor the loan’s repayment history. If the loan is $3.0 million or greater or the total loan relationship is $5.0 million or greater, our policy requires an annual credit review. For these loans, our policy requires financial statements from the borrowers and guarantors at least annually. In addition, we calculate the global repayment ability of the borrower/guarantors at least annually on these loans.
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
Loans Collectively Evaluated for Impairment
. Loans receivable collectively evaluated for impairment decreased by approximately $65,000 from $10.79 billion at December 31, 2018 to $10.73 billion at June 30, 2019. The percentage of the allowance for loan losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment was 0.97% and 0.98% at June 30, 2019 and December 31, 2018, respectively.

Hurricanes Irma
 & Michael
. The Company’s allowance for loan loss as of June 30, 2019 and December 31, 2018 was significantly impacted by Hurricane Michael, which made landfall in the Florida Panhandle as a Category 4 hurricane during the fourth quarter of 2018, and somewhat impacted by Hurricane Irma, which made initial landfall in the Florida Keys and a second landfall just south of Naples, Florida, as a Category 4 hurricane during the third quarter of 2017. As of December 31, 2018, management reevaluated the storm-related allowance for Hurricane Irma. Based on this analysis, management determined a $2.9 million storm-related allowance was still necessary. The Company’s management also performed an analysis on the loans with collateral in counties in the Florida Panhandle which were impacted by Hurricane Michael. Based on this analysis, management determined a $20.4 million storm-related provision was necessary. This amount was calculated by taking a 1.0% to 6.0% allocation on the loans in the impacted counties. The counties that experienced the most damage were assigned a 6.0% allocation. After establishing the storm-related provision for Hurricane Michael and adjusting the allowance for Hurricane Irma, the storm-related allowance was $23.2 million and $23.3 million at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, charge-offs of $2.6 million have been taken against the storm-related allowance for loan losses.
Charge-offs and Recoveries.
Total charge-offs increased to $2.3 million for the three months ended June 30, 2019, compared to $2.1 million for the same period in 2018. Total charge-offs increased to $5.7 million for the six months ended June 30, 2019, compared to $4.7 million for the same period in 2018. Total recoveries decreased to $663,000 for the three months ended June 30, 2019, compared to $714,000 for the same period in 2018. Total recoveries remained flat at $1.6 million for the six months ended June 30, 2019 and 2018. For the three months ended June 30, 2019, net charge-offs were $983,000 for Arkansas, $597,000 for Florida, $43,000 for SPF and zero for Centennial CFG, while Alabama had $7,000 in net recoveries. These equal a net charge-off
position of $1.6 million. For the six months ended June 30, 2019, net charge-offs were $1.9 million for Arkansas, $2.1 million for Florida, $43,000 for SPF and zero for Centennial CFG, while Alabama had $15,000 in net recoveries. These equal a net charge-off
position of $4.1 million. While the 2019 charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million.
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
6-12
months of timely payment performance.

Table 13 shows the allowance for loan losses, charge-offs and recoveries as of and for the three and six-month
periods ended June 30, 2019 and 2018.
Table 13: Analysis of Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance, beginning of period	$106,357	$110,212	$108,791	$110,266
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	1,163	390	1,502	837
Construction/land development	26	54	1,312	62
Agricultural	—	—	—	—
Residential real estate loans:	—
Residential 1-4 family	125	952	661	1,731
Multifamily residential	—	—	—	—

Total real estate	1,314	1,396	3,475	2,630
Consumer	163	43	202	58
Commercial and industrial	305	258	1,009	1,072
Agricultural	—	—	—	—
Other	497	435	984	912

Total loans charged off	2,279	2,132	5,670	4,672

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	13	87	204	188
Construction/land development	95	89	118	119
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	149	167	496	494
Multifamily residential	3	7	8	41

Total real estate	260	350	826	842
Consumer	17	33	37	60
Commercial and industrial	222	219	404	317
Agricultural	—	—	—	—
Other	164	112	353	381

Total recoveries	663	714	1,620	1,600

Net loans charged off (recovered)	1,616	1,418	4,050	3,072
Provision for loan losses	1,325	2,722	1,325	4,322

Balance, June 30	$106,066	$111,516	$106,066	$111,516

Net charge-offs (recoveries) to average loans receivable	0.06%	0.05%	0.07%	0.06%
Allowance for loan losses to total loans	0.96	1.02	0.96	1.02
Allowance for loan losses to net charge-offs (recoveries)	1,636	1,961	1,299	1,800

Allocated Allowance for Loan Losses.
We use a risk rating and specific reserve methodology in the calculation and allocation of our allowance for loan losses. While the allowance is allocated to various loan categories in assessing and evaluating the level of the allowance, the allowance is available to cover charge-offs incurred in all loan categories.
The changes for the period ended June 30, 2019 and the year ended December 31, 2018 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.
Table 14 presents the allocation of allowance for loan losses as of June 30, 2019 and December 31, 2018.
Table 14: Allocation of Allowance for Loan Losses

	As of June 30, 2019		As of December 31, 2018
	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$38,010	40.7%	$41,721	43.4%
Construction/land development	24,258	17.5	21,302	14.0
Agricultural	657	0.8	615	0.7
Residential real estate loans:
Residential 1-4 family	21,001	16.8	22,547	17.8
Multifamily residential	3,270	4.7	4,187	5.1

Total real estate	87,196	80.5	90,372	81.0
Consumer	1,429	4.1	1,153	4.0
Commercial and industrial	14,853	13.7	14,981	13.3
Agricultural	2,477	0.7	2,175	0.4
Other	111	1.0	110	1.3
Unallocated	—	—	—	—

Total allowance for loan losses	$106,066	100.0%	$108,791	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity,
available-for-sale,
or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 2.4 years as of June 30, 2019.
Effective January 1, 2019, as permitted by ASU
2017-12,
Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities
, the Company reclassified the prepayable
held-to-maturity
investment securities, with a fair value of $193.6 million and $834,000 in net unrealized gains as of December 31, 2018, to
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
Available-for-sale
securities were $2.05 billion and $1.79 billion as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019, $1.17 billion, or 56.9%, of our
available-for-sale
securities were invested in mortgage-backed securities, compared to $1.03 billion, or 57.6%, of our available-for-sale
securities as of December 31, 2018. To reduce our income tax burden, $437.7 million, or 21.3%, of our available-for-sale
securities portfolio as of June 30, 2019, was primarily invested in tax-exempt
obligations of state and political subdivisions, compared to $308.6 million, or 17.3%, of our available-for-sale
securities as of December 31, 2018. We had $414.5 million, or 20.2%, invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2019, compared to $414.1 million, or 23.2%, of our available-for-sale
securities as of December 31, 2018. Also, we had approximately $33.7 million, or 1.6%, invested in other securities as of June 30, 2019, compared to $34.3 million, or 1.9% of our available-for-sale
securities as of December 31, 2018.
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
Deposits
Our deposits averaged $11.17 billion for the three-month period ended June 30, 2019. Total deposits were $11.35 billion as of June 30, 2019, and $10.90 billion as of December 31, 2018. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
Our policy also permits the acceptance of brokered deposits. From time to time, when appropriate in order to fund strong loan demand, we accept brokered time deposits, generally in denominations of less than $250,000, from a regional brokerage firm, and other national brokerage networks. We also participate in the
One-Way
Buy Insured Cash Sweep (“ICS”) service and similar services, which provide for one-way
buy transactions among banks for the purpose of purchasing cost-effective floating-rate funding without collateralization or stock purchase requirements. Management believes these sources represent a reliable and cost-efficient alternative funding source for the Company. However, to the extent that our condition or reputation deteriorates, or to the extent that there are significant changes in market interest rates which we do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.
Table 15 reflects the classification of the brokered deposits as of June 30, 2019 and December 31, 2018.
Table 15: Brokered Deposits

	June 30, 2019	December 31, 2018
	(In thousands)
Time Deposits	$122,165	$125,610
CDARS	109	109
Insured Cash Sweep and Other Transaction Accounts	519,593	534,508

Total Brokered Deposits	$641,867	$660,228

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
Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and six-month
periods ended June 30, 2019 and 2018.
Table 16: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2019		2018
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$2,553 060	—%	$2,496,701	—%
Interest-bearing transaction accounts	6,045,890	1.34	5,793,026	0.91
Savings deposits	631,793	0.27	658,178	0.20
Time deposits:
$100,000 or more	1,473,372	2.08	1,116,669	1.38
Other time deposits	469,948	1.24	494,684	0.68

Total	$11,174,063	1.07%	$10,559,258	0.69%

	Six Months Ended June 30,
	2019		2018
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$2,496,604	—%	$2,439,299	—%
Interest-bearing transaction accounts	6,008,963	1.32	5,771,779	0.84
Savings deposits	628,549	0.26	658,730	0.19
Time deposits:
$100,000 or more	1,454,874	2.06	1,060,012	1.27
Other time deposits	468,583	1.16	502,861	0.63

Total	$11,057,573	1.05%	$10,432,681	0.64%

Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $1.1 million, or 0.8%, from $143.7 million as of December 31, 2018 to $142.5 million as of June 30, 2019.
FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $899.4 million and $1.47 billion at June 30, 2019 and December 31, 2018, respectively. The Company had no other borrowed funds as of June 30, 2019. Other borrowed funds were $2.5 million and were classified as short-term advances as of December 31, 2018. At June 30, 2019, $225.0 million and $674.4 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2018, $782.6 million and $689.8 million of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2033 with fixed interest rates ranging from 1.20% to 2.85% and are secured by loans and investments securities. Maturities of borrowings as of June 30, 2019 include: 2019 – $353.0 million; 2020 – $146.4 million; 2021 – zero; 2022 – zero; after 2023 – $400.0 million. Expected maturities could differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Subordinated Debentures
Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $369.2 million and $368.8 million as of June 30, 2019 and December 31, 2018, respectively.
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
Stockholders’ Equity
Stockholders’ equity was $2.42 billion at June 30, 2019 compared to $2.35 billion at December 31, 2018. The increase in stockholders’ equity is primarily associated with $101.8 million increase in retained earnings for the first six months of 2019 combined with $28.6 million increase in comprehensive income, which was partially offset by the $64.4 million in stock repurchases. The annualized improvement in stockholders’ equity for the first six months of 2019 was 6.1%. As of June 30, 2019 and December 31, 2018, our equity to asset ratio was 15.84% and 15.36%, respectively. Book value per share was $14.46 as of June 30, 2019, compared to $13.76 as of December 31, 2018, a 10.3% annualized increase.
Common Stock Cash Dividends.
We declared cash dividends on our common stock of $0.13 per share and $0.11 per share for the three-month periods ended June 30, 2019 and 2018, respectively. The common stock dividend payout ratio for the three months ended June 30, 2019 and 2018 was 30.2% and 25.1%, respectively. The common stock dividend payout ratio for the six months ended June 30, 2019 and 2018 was 29.4% and 25.6%, respectively. For the third quarter of 2019, the Board of Directors declared a regular $0.13 per share quarterly cash dividend payable September 4, 2019, to shareholders of record August 14, 2019.
Stock Repurchase Program.
On January 18, 2019, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the remaining amount of authorized shares to repurchase to 9,919,447 shares. During the first six months of 2019, the Company utilized a portion of this stock repurchase program. We repurchased a total of 3,416,722 shares with a weighted-average stock price of $18.81 per share during the first six months of 2019. Shares repurchased under the program as of June 30, 2019 total 13,249,275 shares. The remaining balance available for repurchase was 6,502,725 shares at June 30, 2019.

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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2019 and December 31, 2018, we met all regulatory capital adequacy requirements to which we were subject.

Table 17 presents our risk-based capital ratios on a consolidated basis as of June 30, 2019 and December 31, 2018.
Table 17: Risk-Based Capital

	As of June 30, 2019	As of December 31, 2018
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$2,421,406	$2,349,886
Goodwill and core deposit intangibles, net	(997,706)	(1,000,842)
Unrealized (gain) loss on available-for-sale securities	(14,768)	13,815
Deferred tax assets	—	—

Total common equity Tier 1 capital	1,408,932	1,362,859
Qualifying trust preferred securities	70,912	70,841

Total Tier 1 capital	1,479,844	1,433,700

Tier 2 capital
Qualifying subordinated notes	298,258	297,949
Qualifying allowance for loan losses	106,066	108,791

Total Tier 2 capital	404,324	406,740

Total risk-based capital	$1,884,168	$1,840,440

Average total assets for leverage ratio	$14,100,894	$13,838,137

Risk weighted assets	$12,177,760	$12,022,576

Ratios at end of period
Common equity Tier 1 capital	11.57%	11.34%
Leverage ratio	10.49	10.36
Tier 1 risk-based capital	12.15	11.93
Total risk-based capital	15.47	15.31
Minimum guidelines – Basel III phase-in schedule
Common equity Tier 1 capital	7.00%	6.375%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	7.875
Total risk-based capital	10.50	9.875
Minimum guidelines – Basel III fully phased-in
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

As of the most recent notification from regulatory agencies, our bank subsidiary was “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” we, as well as our banking subsidiary, must maintain minimum common equity Tier 1 capital, leverage, Tier 1 risk-based capital, and total risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that we believe have changed the bank subsidiary’s category.

Non-GAAP
Financial Measurements
Our accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, this report contains financial information determined by methods other than in accordance with GAAP, including earnings, as adjusted; diluted earnings per common share, as adjusted; tangible book value per share; return on average assets excluding intangible amortization; return on average tangible equity, excluding intangible amortization; return on average tangible equity, as adjusted; tangible equity to tangible assets; and efficiency ratio, as adjusted.
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
Earnings, as adjusted, and diluted earnings per common share, as adjusted, are meaningful non-GAAP
financial measures for management, as they exclude items such as hurricane expenses and certain other non-interest
income and expenses. Management believes the exclusion of these items in expressing earnings provides a meaningful foundation for period-to-period
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
Table 18: Earnings, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$72,164	$76,025	$143,514	$149,089
Adjustments:
Special dividend from equity investment	—	—	(2,134)	—
Hurricane expenses	—	—	897	—
Outsourced special project expense	—	—	900	—

Total adjustments	—	—	(337)	—
Tax-effect of adjustments (1)	—	—	(88)	—

Adjustments after-tax (B)	—	—	(249)	—

Earnings, as adjusted (C)	72,164	$76,025	$143,265	$149,089

Average diluted shares outstanding (D)	167,791	173,936	168,686	174,168

GAAP diluted earnings per share: A/D	$0.43	$0.44	$0.85	$0.86
Adjustments after-tax B/D	—	—	—	—

Diluted earnings per common share, as adjusted: C/D	$0.43	$0.44	$0.85	$0.86

(1)	Effective tax rate of 26.135% for the three and six-month periods ended June 30, 2019.

We had $998.1 million, $1.00 billion, and $1.00 billion total goodwill, core deposit intangibles and other intangible assets as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets, as adjusted, return on average tangible equity excluding intangible amortization, return on average tangible equity, as adjusted and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 19 through 22, respectively.
Table 19: Tangible Book Value Per Share

	As of June 30, 2019	As of December 31, 2018
	(In thousands, except per share data)
Book value per share: A/B	$14.46	$13.76
Tangible book value per share: (A-C-D)/B	8.50	7.90

(A) Total equity	$2,421,406	$2,349,886
(B) Shares outstanding	167,466	170,720
(C) Goodwill	$958,408	$958,408
(D) Core deposit and other intangibles	39,723	42,896

Table 20: Return on Average Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Return on average assets: A/D	1.92%	2.13%	1.92%	2.11%
Return on average assets excluding intangible amortization: B/(D-E)	2.09	2.32	2.09	2.30
Return on average assets excluding special dividend from equity investment, merger expenses, hurricane expenses & outsourced special project expense: (ROA, as adjusted): (A+C)/D	1.92	2.13	1.91	2.11

(A) Net income	$72,164	$76,025	$143,514	$149,089
Intangible amortization after-tax	1,172	1,200	2,344	2,401

(B) Earnings excluding intangible amortization	$73,336	$77,225	$145,858	$151,490

(C) Adjustments after-tax	$—	$—	$(249)	$—
(D) Average assets	15,098,600	14,304,483	15,089,189	14,269,620
(E) Average goodwill, core deposits and other intangible assets	998,898	975,345	999,692	975,895

Table 21: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Return on average equity: A/D	12.18%	13.54%	12.26%	13.46%
Return on average common equity excluding special dividend from equity investment, merger expenses, hurricane expenses & outsourced special project expense: (ROE, as adjusted) ((A+C)/D)	12.18	13.54	12.24	13.46
Return on average tangible common equity: (A/(D-E))	21.01	23.90	21.26	23.92
Return on average tangible equity excluding intangible amortization: B/(D-E)	21.35	24.27	21.61	24.30
Return on average tangible common equity excluding special dividend from equity investment, hurricane expenses & outsourced special project expense: (ROTCE, as adjusted) ((A+C)/(D-E))	21.01	23.90	21.23	23.92

(A) Net income	$72,164	$76,025	$143,514	$149,089
(B) Earnings excluding intangible amortization	73,336	77,225	145,858	151,490
(C) Adjustments after-tax	—	—	(249)	—
(D) Average equity	2,376,718	2,251,412	2,360,776	2,232,959
(E) Average goodwill, core deposits and other intangible assets	998,898	975,345	999,692	975,895

Table 22: Tangible Equity to Tangible Assets

	As of June 30, 2019	As of December 31, 2018
	(Dollars in thousands)
Equity to assets: B/A	15.84%	15.36%
Tangible equity to tangible assets: (B-C-D)/(A-C -D)	9.96	9.43

(A) Total assets	$15,287,575	$15,302,438
(B) Total equity	2,421,406	2,349,886
(C) Goodwill	958,408	958,408
(D) Core deposit and other intangibles	39,723	42,896

The efficiency ratio is a standard measure used in the banking industry and is calculated by dividing non-interest
expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest
income. The efficiency ratio, as adjusted, is a meaningful
non-GAAP
measure for management, as it excludes certain items and is calculated by dividing non-interest
expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest
income excluding items such as merger expenses and/or certain gains, losses and other non-interest
income and expenses. In Table 23 below, we have provided a reconciliation of the non-GAAP
calculation of the financial measure for the periods indicated.
Table 23: Efficiency Ratio, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net interest income (A)	$140,987	$138,612	$280,457	$274,821
Non-interest income (B)	23,066	27,673	46,738	53,478
Non-interest expense (C)	67,624	63,228	136,681	126,608
FTE Adjustment (D)	1,319	1,403	2,686	2,612
Amortization of intangibles (E)	1,587	1,624	3,173	3,250

Adjustments:
Non-interest income:
Special dividend from equity investments	$—	$—	$2,134	$—
Gain (loss) on OREO, net	58	1,046	264	1,451
Gain (loss) on sale of branches, equipment and other assets, net	(129)	—	(50)	7

Total non-interest income adjustments (F)	$(71)	$1,046	$2,348	$1,458

Non-interest expense:
Hurricane expenses	$—	$—	$897	$—
Outsourced special project expense	—	—	900	—

Total non-interest expense adjustments (G)	$—	$—	$1,797	$—

Efficiency ratio (reported): ((C-E)/(A+B+D))	39.93%	36.74%	40.47%	37.28%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	39.92	36.97	40.21	37.44

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
Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale
investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day
needs. As of June 30, 2019, our cash and cash equivalents were $557.3 million, or 3.6% of total assets, compared to $657.9 million, or 4.3% of total assets, as of December 31, 2018. Our available-for-sale
investment securities and federal funds sold were $2.05 billion and $1.79 billion as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019, our investment portfolio was comprised of approximately 73.3% or $1.51 billion of securities which mature in less than five years. As of June 30, 2019 and December 31, 2018, $970.1 million and $1.32 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase. The decrease in investments pledged to secure public deposits is due to the Company increasing the usage of FHLB letters of credit in order to secure public deposits. The Company made this strategic decision to improve the on-balance-sheet
liquidity as well as the liquidity ratio.
On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of June 30, 2019, our total deposits were $11.35 billion, or 74.2% of total assets, compared to $10.90 billion, or 71.2% of total assets, as of December 31, 2018. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.
In the event that additional short-term liquidity is needed to temporarily satisfy our liquidity needs, we have established and currently maintain lines of credit with the Federal Reserve Bank (“Federal Reserve”) and First National Bankers’ Bank to provide short-term borrowings in the form of federal funds purchases. In addition, we maintain lines of credit with two other financial institutions.
As of June 30, 2019 and December 31, 2018, we could have borrowed up to $301.7 million and $288.0 million, respectively, on a secured basis from the Federal Reserve, up to $30.0 million from First National Bankers’ Bank on an unsecured basis, up to $20.0 million from First National Bankers’ Bank on a secured basis and up to $45.0 million in the aggregate from other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.
The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $899.4 million and $1.47 billion at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, $225.0 million and $674.4 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2018, $782.6 million and $698.8 million of the outstanding balance were issued as short-term and long-term advances, respectively. Our FHLB borrowing capacity was $2.70 billion and $2.62 billion as of June 30, 2019 and December 31, 2018, respectively.
We believe that we have sufficient liquidity to satisfy our current operations.
Market Risk Management
. Our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. We do not hold market risk sensitive instruments for trading purposes.
Asset/Liability Management
. Our management actively measures and manages interest rate risk. The asset/liability committees of the boards of directors of our holding company and bank subsidiary are also responsible for approving our asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing our interest rate sensitivity position.

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
For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At June 30, 2019, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 24 presents our sensitivity to net interest income as of June 30, 2019.

Table 24: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	6.63%
Up 100 basis points	3.69
Down 100 basis points	(5.95)
Down 200 basis points	(11.65)

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
Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of June 30, 2019, our gap position was asset sensitive with a one-year
cumulative repricing gap as a percentage of total earning assets of 8.7%.
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
Table 25 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of June 30, 2019.

Table 25: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$373,557	$—	$—	$—	$—	$—	$—	$373,557
Federal funds sold	1,075	—	—	—	—	—	—	1,075
Investment securities	361,339	97,353	96,348	193,699	286,050	515,165	503,985	2,053,939
Loans receivable	3,519,779	649,026	859,919	1,358,874	1,714,032	2,307,751	643,748	11,053,129

Total earning assets	4,255,750	746,379	956,267	1,552,573	2,000,082	2,822,916	1,147,733	13,481,700

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$1,209,750	$530,940	$796,409	$1,592,819	$907,804	$659,732	$1,076,709	$6,774,163
Time deposits	193,293	178,324	669,639	580,031	256,987	119,185	—	1,997,459
Securities sold under repurchase agreements	142,541	—	—	—	—	—	—	142,541
FHLB and other borrowed funds	274,999	78,000	—	15,000	131,447	—	400,000	899,446
Subordinated debentures	70,876	—	—	—	—	298,294	—	369,170

Total interest-bearing liabilities	1,891,459	787,264	1,466,048	2,187,850	1,296,238	1,077,211	1,476,709	10,182,779

Interest rate sensitivity gap	$2,364,291	$(40,885)	$(509,781)	$(635,277)	$703,844	$1,745,705	$(328,976)	$3,298,921

Cumulative interest rate sensitivity gap	$2,364,291	$2,323,406	$1,813,625	$1,178,348	$1,882,192	$3,627,897	$3,298,921
Cumulative rate sensitive assets to rate sensitive liabilities	225.0%	186.7%	143.8%	118.6%	124.7%	141.7%	132.4%
Cumulative gap as a % of total earning assets	17.5%	17.2%	13.5%	8.7%	14.0%	26.9%	24.5%

Item 4:	CONTROLS AND PROCEDURES

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2019, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 through April 30, 2019	173,684	$17.74	173,684	7,029,404
May 1 through May 31, 2019	410,000	18.27	410,000	6,619,404
June 1 through June 30, 2019	116,679	17.98	116,679	6,502,725

Total	700,363		700,373

(1)	The above described stock repurchase program has no expiration date.

Item 3:	Defaults Upon Senior Securities

Not applicable.
Item 4:	Mine Safety Disclosures

Not applicable.
Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

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

15	Awareness of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HOME BANCSHARES, INC.
(Registrant)

Date: August 7, 2019	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: August 7, 2019	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date: August 7, 2019	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer