Form 10-Q
period 2019-09-30
HOME BANCSHARES INC
filed 2019-11-08
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

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

(501) 339-2929
(Registrant's telephone number, including area code)

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

Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Common Stock Issued and Outstanding: 166,837,133 shares as of November 8, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this document, including matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, including through potential acquisitions, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$171,492	$175,024
Interest-bearing deposits with other banks	270,804	482,915
Cash and cash equivalents	442,296	657,939
Federal funds sold	1,650	325
Investment securities – available-for-sale	2,087,508	1,785,862
Investment securities – held-to-maturity	—	192,776
Loans receivable	10,771,946	11,071,879
Allowance for loan losses	(104,304)	(108,791)
Loans receivable, net	10,667,642	10,963,088
Bank premises and equipment, net	277,966	233,261
Foreclosed assets held for sale	8,639	13,236
Cash value of life insurance	102,003	148,621
Accrued interest receivable	47,557	48,945
Deferred tax asset, net	53,436	73,275
Goodwill	958,408	958,408
Core deposit and other intangibles	38,136	42,896
Other assets	216,694	183,806
Total assets	$14,901,935	$15,302,438
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$2,394,207	$2,401,232
Savings and interest-bearing transaction accounts	6,620,616	6,624,407
Time deposits	2,032,547	1,874,139
Total deposits	11,047,370	10,899,778
Federal funds purchased	50,000	—
Securities sold under agreements to repurchase	157,038	143,679
FHLB and other borrowed funds	691,443	1,472,393
Accrued interest payable and other liabilities	117,332	67,912
Subordinated debentures	369,363	368,790
Total liabilities	12,432,546	12,952,552
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2019 and 200,000,000 in 2018; shares issued and outstanding 166,859,789 in 2019 and 170,720,072 in 2018	1,669	1,707
Capital surplus	1,542,858	1,609,810
Retained earnings	904,980	752,184
Accumulated other comprehensive income (loss)	19,882	(13,815)
Total stockholders’ equity	2,469,389	2,349,886
Total liabilities and stockholders’ equity	$14,901,935	$15,302,438

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
	(Unaudited)
Interest income:
Loans	$167,470	$166,334	$497,134	$467,395
Investment securities
Taxable	10,343	9,011	31,699	26,960
Tax-exempt	3,193	3,427	9,755	9,801
Deposits – other banks	1,068	1,273	4,239	3,408
Federal funds sold	8	6	29	24
Total interest income	182,082	180,051	542,856	507,588
Interest expense:
Interest on deposits	29,566	21,412	87,281	54,382
Federal funds purchased	21	—	21	1
FHLB and other borrowed funds	3,683	7,055	14,523	15,880
Securities sold under agreements to repurchase	628	472	1,892	1,220
Subordinated debentures	5,207	5,202	15,705	15,374
Total interest expense	39,105	34,141	119,422	86,857
Net interest income	142,977	145,910	423,434	420,731
Provision for loan losses	—	—	1,325	4,322
Net interest income after provision for loan losses	142,977	145,910	422,109	416,409
Non-interest income:
Service charges on deposit accounts	6,492	6,992	19,152	19,847
Other service charges and fees	8,710	9,041	23,450	28,993
Trust fees	382	437	1,176	1,262
Mortgage lending income	4,610	3,691	10,502	9,825
Insurance commissions	603	463	1,727	1,668
Increase in cash value of life insurance	714	735	2,190	2,119
Dividends from FHLB, FRB, FNBB & other	1,101	1,288	5,755	3,765
Gain on sale of SBA loans	291	47	887	491
Gain (loss) on sale of branches, equipment and other assets, net	12	(102)	(38)	(95)
Gain on OREO, net	334	836	598	2,287
Other income	1,500	2,419	6,088	9,163
Total non-interest income	24,749	25,847	71,487	79,325
Non-interest expense:
Salaries and employee benefits	39,919	37,825	115,731	107,315
Occupancy and equipment	9,047	8,148	26,723	25,650
Data processing expense	4,059	3,461	11,867	10,786
Other operating expenses	14,739	16,689	50,124	48,980
Total non-interest expense	67,764	66,123	204,445	192,731
Income before income taxes	99,962	105,634	289,151	303,003
Income tax expense	27,199	25,350	72,874	73,630
Net income	$72,763	$80,284	$216,277	$229,373
Basic earnings per share	$0.44	$0.46	$1.29	$1.32
Diluted earnings per share	$0.44	$0.46	$1.29	$1.32

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
	(Unaudited)
Net income	$72,763	$80,284	$216,277	$229,373
Net unrealized gain (loss) on available-for-sale securities	6,923	(9,979)	46,240	(35,957)
Other comprehensive income (loss), before tax effect	6,923	(9,979)	46,240	(35,957)
Tax effect on other comprehensive (loss) income	(1,809)	2,867	(12,084)	9,647
Other comprehensive income (loss)	5,114	(7,112)	34,156	(26,310)
Comprehensive income	$77,877	$73,172	$250,433	$203,063

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2019 and 2018

For the Three and Nine Months Ended September 30, 2019
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2019	$1,707	$1,609,810	$752,184	$(13,815)	$2,349,886
Comprehensive income:
Net income	—	—	71,350	—	71,350
Other comprehensive income	—	—	—	9,453	9,453
Impact of adoption of new accounting standards(1)	—	—	459	(459)	—
Repurchase of 2,716,359 shares of common stock	(27)	(51,658)	—	—	(51,685)
Share-based compensation net issuance of 169,125 shares of restricted common stock	2	2,842	—	—	2,844
Cash dividends – Common Stock, $0.12 per share	—	—	(20,364)	—	(20,364)
Balances at March 31, 2019 (unaudited)	$1,682	$1,560,994	$803,629	$(4,821)	$2,361,484
Comprehensive income:
Net Income	—	—	72,164	—	72,164
Other comprehensive income	—	—	—	19,589	19,589
Repurchase of 700,363 shares of common stock	(7)	(12,680)	—	—	(12,687)
Share-based compensation net forfeiture of 6,500 shares of restricted stock	—	2,685	—	—	2,685
Cash dividends – Common Stock, $0.13 per share	—	—	(21,829)	—	(21,829)
Balances at June 30, 2019 (unaudited)	$1,675	$1,550,999	$853,964	$14,768	$2,421,406
Comprehensive income:
Net Income	—	—	72,763	—	72,763
Other comprehensive income	—	—	—	5,114	5,114
Net issuance of 23,314 shares of common stock from exercise of stock options	—	231	—	—	231
Repurchase of 615,000 shares of common stock	(6)	(11,018)	—	—	(11,024)
Share-based compensation net forfeiture of 14,500 shares of restricted stock	—	2,646			2,646
Cash dividends – Common Stock, $0.13 per share			(21,747)		(21,747)
Balances at September 30, 2019 (unaudited)	$1,669	$1,542,858	$904,980	$19,882	$2,469,389

(1)	Represents the impact of adopting Accounting Standard Update (“ASU”) 2018-02. See Note 1 to the consolidated financial statements for more information.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2019 and 2018

For the Three and Nine Months Ended September 30, 2018
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2018	$1,736	$1,675,318	$530,658	$(3,421)	$2,204,291
Comprehensive income:
Net income	—	—	73,064	—	73,064
Other comprehensive loss	—	—	—	(15,871)	(15,871)
Net issuance of 142,116 shares of common stock from exercise of stock options	1	899	—	—	900
Impact of adoption of new accounting standards(2)	—	—	990	(990)	—
Repurchase of 303,637 shares of common stock	(3)	(7,111)	—	—	(7,114)
Share-based compensation net issuance of 147,000 shares of restricted common stock	2	2,035	—	—	2,037
Cash dividends – Common Stock, $0.11 per share	—	—	(19,126)	—	(19,126)
Balances at March 31, 2018 (unaudited)	$1,736	$1,671,141	$585,586	$(20,282)	$2,238,181
Comprehensive income:
Net income	—	—	76,025	—	76,025
Other comprehensive loss	—	—	—	(3,327)	(3,327)
Issuance of common stock - 3,424 stock options	—	38	—	—	38
Issuance 1,250,000 shares of common stock from acquisition of Shore Premier Finance	13	28,188	—	—	28,201
Repurchase of 345,683 shares of common stock	(3)	(7,878)	—	—	(7,881)
Share-based compensation	(1)	1,848	—	—	1,847
Cash dividends – Common Stock, $0.11 per share	—	—	(19,071)	—	(19,071)
Balances at June 30, 2018 (unaudited)	$1,745	$1,693,337	$642,540	$(23,609)	$2,314,013
Comprehensive income:
Net income	—	—	80,284	—	80,284
Other comprehensive loss	—	—	—	(7,112)	(7,112)
Net issuance of 31,281 shares of common stock from exercise of stock options	1	318	—	—	319
Repurchase of 1,214,080 shares of common stock	(13)	(28,162)	—	—	(28,175)
Share-based compensation net issuance of 809,125 shares of restricted common stock	8	2,613	—	—	2,621
Cash dividends – Common Stock, $0.12 per share	—	—	(20,924)	—	(20,924)
Balances at September 30, 2018 (unaudited)	$1,741	$1,668,106	$701,900	$(30,721)	$2,341,026

(2)	Represents the impact of adopting Accounting Standard Update (“ASU”) 2016-01.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2019	2018
	(Unaudited)
Operating Activities
Net income	$216,277	$229,373
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	14,689	14,588
Amortization of securities, net	11,363	10,601
Accretion of purchased loans	(26,757)	(32,021)
Share-based compensation	8,175	6,505
Gain on assets	(1,060)	(3,436)
Provision for loan losses	1,325	4,322
Deferred income tax effect	19,840	14,593
Increase in cash value of life insurance	(2,190)	(2,119)
Originations of mortgage loans held for sale	(333,695)	(258,520)
Proceeds from sales of mortgage loans held for sale	293,868	262,900
Changes in assets and liabilities:
Accrued interest receivable	1,388	(2,377)
Other assets	(19,933)	(16,318)
Accrued interest payable and other liabilities	4,376	28,547
Net cash provided by operating activities	187,666	256,638
Investing Activities
Net (increase) decrease in federal funds sold	(1,325)	23,609
Net decrease (increase) in loans, excluding purchased loans	342,293	(119,723)
Purchases of investment securities – available-for-sale	(439,281)	(380,847)
Proceeds from maturities of investment securities – available-for-sale	365,288	252,795
Proceeds from sale of investment securities – available-for-sale	—	1,064
Proceeds from maturities of investment securities – held-to-maturity	—	25,007
Redemptions (purchases) of other investments	23,385	(1,167)
Proceeds from foreclosed assets held for sale	11,960	17,744
Proceeds from sale of SBA loans	12,534	7,938
Purchases of premises and equipment, net	(9,059)	(5,070)
Return of investment on cash value of life insurance	—	1,325
Net cash paid – market acquisitions	—	(377,411)
Net cash provided by (used in) investing activities	305,795	(554,736)
Financing Activities
Net increase in deposits	147,592	236,236
Net decrease in securities sold under agreements to repurchase	13,359	(5,643)
Net increase in federal funds purchased	50,000	—
Net (decrease) increase in FHLB and other borrowed funds	(780,950)	64,663
Proceeds from exercise of stock options	231	1,257
Repurchase of common stock	(75,396)	(43,170)
Dividends paid on common stock	(63,940)	(59,121)
Net cash (used in) provided by financing activities	(709,104)	194,222
Net change in cash and cash equivalents	(215,643)	(103,876)
Cash and cash equivalents – beginning of year	657,939	635,933
Cash and cash equivalents – end of period	$442,296	$532,057

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

Interim financial information

The accompanying unaudited consolidated financial statements as of September 30, 2019 and 2018 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Revenue Recognition

Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The majority of our revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as our loans, letters of credit, investment securities and mortgage lending income, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our significant revenue-generating activities that are within the scope of ASC Topic 606, which are presented in our income statements as components of non-interest income are as follows:

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year.  Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period.  The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$72,763	$80,284	$216,277	$229,373
Average shares outstanding	167,178	174,440	168,178	173,870
Effect of common stock options	—	427	—	524
Average diluted shares outstanding	167,178	174,867	168,178	174,394
Basic earnings per share	$0.44	$0.46	$1.29	$1.32
Diluted earnings per share	$0.44	$0.46	$1.29	$1.32

As of September 30, 2019, options to purchase 3.6 million shares of common stock, with a weighted average exercise price of $19.60, were excluded from the computation of diluted earnings per share as the majority of the options had an exercise price which was greater than the average market price of the common stock.

2.  Business Combinations

Acquisition of Shore Premier Finance

On June 30, 2018, the Company completed the acquisition of Shore Premier Finance (“SPF”), a division of Union Bank & Trust of Richmond, Virginia, the bank subsidiary of Union Bankshares Corporation.  The Company paid a purchase price of approximately $377.4 million in cash, subject to certain post-closing adjustments, and 1,250,000 shares of HBI common stock valued at approximately $28.2 million at the time of closing.  SPF provides direct consumer financing for United States Coast Guard (“USCG”) registered high-end sail and power boats.  Additionally, SPF provides inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.

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

3.  Investment Securities

Effective January 1, 2019, as permitted by ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, the Company reclassified the prepayable held-to-maturity (“HTM”) investment securities, with a fair value of $193.6 million and $834,000 in net unrealized gains as of December 31, 2018, to available-for-sale investment securities.  The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	September 30, 2019
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$420,357	$1,175	$(2,169)	$419,363
Residential mortgage-backed securities	687,461	4,612	(1,969)	$690,104
Commercial mortgage-backed securities	505,844	9,981	(368)	$515,457
State and political subdivisions	413,860	15,370	(60)	$429,170
Other securities	33,070	652	(308)	$33,414
Total	$2,060,592	$31,790	$(4,874)	$2,087,508

	December 31, 2018
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$418,605	$504	$(4,976)	$414,133
Residential mortgage-backed securities	580,183	1,230	(8,512)	$572,901
Commercial mortgage-backed securities	463,084	539	(7,745)	$455,878
State and political subdivisions	308,835	2,311	(2,589)	$308,557
Other securities	34,336	304	(247)	$34,393
Total	$1,805,043	$4,888	$(24,069)	$1,785,862

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$3,261	$14	$(71)	$3,204
Residential mortgage-backed securities	39,707	20	(689)	$39,038
Commercial mortgage-backed securities	17,587	58	(267)	$17,378
State and political subdivisions	132,221	1,815	(46)	$133,990
Total	$192,776	$1,907	$(1,073)	$193,610

Assets, principally investment securities, having a carrying value of approximately $913.2 million and $1.32 billion at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. The decrease in investments pledged to secure public deposits is due to the Company increasing the usage of FHLB letters of credit in order to secure public deposits. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $157.0 million and $143.7 million at September 30, 2019 and December 31, 2018, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale at September 30, 2019, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$237,617	$238,940
Due after one year through five years	1,251,034	1,260,699
Due after five years through ten years	398,935	411,914
Due after ten years	173,006	175,955
Total	$2,060,592	$2,087,508

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three-month and nine-month periods ended September 30, 2019, no available-for-sale securities were sold.

During the three-month period ended September 30, 2018, approximately $1.4 million in available-for-sale securities were sold. During the nine-month period ended September 30, 2018, approximately $2.1 million in available-for-sale securities were sold.  There were no realized gains or losses recorded on the sales for the three and nine-month periods ended September 30, 2018. During 2018, no held-to-maturity securities were sold.

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

During the three and nine-month periods ended September 30, 2019, no securities were deemed to have other-than-temporary impairment.

For the nine months ended September 30, 2019, the Company had investment securities with approximately $3.6 million in unrealized losses, which have been in continuous loss positions for more than twelve months.  Excluding impairment write-downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates (not the issuer’s financial condition or downgrades by rating agencies). In addition, approximately 71.8% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$103,438	$(331)	$160,619	$(1,838)	$264,057	$(2,169)
Residential mortgage-backed securities	147,350	(694)	171,423	(1,275)	318,773	(1,969)
Commercial mortgage-backed securities	20,968	(32)	61,437	(336)	82,405	(368)
State and political subdivisions	8,642	(29)	5,251	(31)	13,893	(60)
Other securities	3,312	(212)	8,113	(96)	11,425	(308)
Total	$283,710	$(1,298)	$406,843	$(3,576)	$690,553	$(4,874)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$148,392	$(1,398)	$192,456	$(3,649)	$340,848	$(5,047)
Residential mortgage-backed securities	95,001	(713)	386,279	(8,488)	481,280	(9,201)
Commercial mortgage-backed securities	33,917	(337)	368,705	(7,675)	402,622	(8,012)
State and political subdivisions	64,376	(763)	77,602	(1,872)	141,978	(2,635)
Other securities	3,364	(154)	8,307	(93)	11,671	(247)
Total	$345,050	$(3,365)	$1,033,349	$(21,777)	$1,378,399	$(25,142)

As of September 30, 2019, the Company's securities portfolio consisted of 1,324 investment securities, 340 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $4.9 million. The U.S government-sponsored enterprises portfolio contained unrealized losses of $2.2 million on 83 securities. The residential mortgage-backed securities portfolio contained $2.0 million of unrealized losses on 205 securities, and the commercial mortgage-backed securities portfolio contained $368,000 of unrealized losses on 33 securities. The state and political subdivisions portfolio contained $60,000 of unrealized losses on 14 securities. In addition, the other securities portfolio contained $308,000 of unrealized losses on 5 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019.

Income earned on securities for the three and nine months ended September 30, 2019 and 2018, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Taxable:
Available-for-sale	$10,343	$8,578	$31,699	$25,571
Held-to-maturity	—	433	—	1,389
Non-taxable:
Available-for-sale	3,193	2,205	9,755	6,006
Held-to-maturity	—	1,222	—	3,795
Total	$13,536	$12,438	$41,454	$36,761

4.  Loans Receivable

The various categories of loans receivable are summarized as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,375,970	$4,806,684
Construction/land development	1,827,454	1,546,035
Agricultural	87,087	76,433
Residential real estate loans
Residential 1-4 family	1,808,099	1,975,586
Multifamily residential	498,079	560,475
Total real estate	8,596,689	8,965,213
Consumer	469,741	443,105
Commercial and industrial	1,479,724	1,476,331
Agricultural	90,343	48,562
Other	135,449	138,668
Total loans receivable	$10,771,946	$11,071,879

During the three and nine-month period ended September 30, 2019, the Company sold $2.9 million and $11.6 million of the guaranteed portion of certain Small Business Administration (“SBA”) loans, which resulted in a gain of approximately $291,000 and $887,000, respectively.  During the three and nine-month periods ended September 30, 2018, the Company sold $836,000 and $7.4 million, respectively, of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $47,000 and $491,000, respectively.

Mortgage loans held for sale of approximately $78.0 million and $64.2 million at September 30, 2019 and December 31, 2018, respectively, are included in residential 1-4 family loans.   Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.  Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors.  Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid.  The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.  The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments.  Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund.  These commitments are derivative instruments and their fair values at September 30, 2019 and December 31, 2018 were not material.

The Company had $2.23 billion of purchased loans, which includes $89.6 million of discount for credit losses on purchased loans, at September 30, 2019.  The Company had $27.3 million and $62.3 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of September 30, 2019.  The Company had $2.90 billion of purchased loans, which includes $113.6 million of discount for credit losses on purchased loans, at December 31, 2018.  The Company had $39.3 million and $74.3 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of December 31, 2018.

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

5.  Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses:

Nine Months Ended September 30, 2019
(In thousands)
Allowance for loan losses:
Beginning balance	$108,791
Loans charged off	(7,972)
Recoveries of loans previously charged off	2,160
Net loans recovered (charged off)	(5,812)
Provision for loan losses	1,325
Balance, September 30, 2019	$104,304

The following tables present the balances in the allowance for loan losses for the three and nine-month periods ended September 30, 2019, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of September 30, 2019.  Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended September 30, 2019
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$24,258	$38,667	$24,271	$14,853	$4,017	$—	$106,066
Loans charged off	(133)	(858)	(522)	(143)	(646)	—	(2,302)
Recoveries of loans previously charged off	(40)	22	277	62	219	—	540
Net loans recovered (charged off)	(173)	(836)	(245)	(81)	(427)	—	(1,762)
Provision for loan losses	5,006	(2,500)	(4,657)	846	1,305	—	—
Balance, September 30	$29,091	$35,331	$19,369	$15,618	$4,895	$—	$104,304

	Nine Months Ended September 30, 2019
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$21,302	$42,336	$26,734	$14,981	$3,438	$—	$108,791
Loans charged off	(1,445)	(2,360)	(1,183)	(1,152)	(1,832)	—	(7,972)
Recoveries of loans previously charged off	78	226	781	466	609	—	2,160
Net loans recovered (charged off)	(1,367)	(2,134)	(402)	(686)	(1,223)	—	(5,812)
Provision for loan losses	9,156	(4,871)	(6,963)	1,323	2,680	—	1,325
Balance, September 30	$29,091	$35,331	$19,369	$15,618	$4,895	$—	$104,304

	As of September 30, 2019
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$99	$229	$58	$20	$—	$—	$406
Loans collectively evaluated for impairment	28,992	35,102	19,311	15,598	4,895	—	103,898
Loans evaluated for impairment balance, September 30	29,091	35,331	19,369	15,618	4,895	—	104,304
Purchased credit impaired loans	—	—	—	—	—	—	—
Balance, September 30	$29,091	$35,331	$19,369	$15,618	$4,895	$—	$104,304
Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$9,184	$70,692	$101,819	$27,765	$3,427	$—	$212,887
Loans collectively evaluated for impairment	1,816,712	4,341,140	2,195,820	1,445,711	692,018	—	10,491,401
Loans evaluated for impairment balance, September 30	1,825,896	4,411,832	2,297,639	1,473,476	695,445	—	10,704,288
Purchased credit impaired loans	1,558	51,225	8,539	6,248	88	—	67,658
Balance, September 30	$1,827,454	$4,463,057	$2,306,178	$1,479,724	$695,533	$—	$10,771,946

The following tables present the balances in the allowance for loan losses for the nine-month period ended September 30, 2018 and the year ended December 31, 2018, and the allowance for loan losses and recorded investment in loans receivable based on portfolio segment by impairment method as of December 31, 2018.  Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2018
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$20,343	$43,939	$24,506	$15,292	$3,334	$2,852	$110,266
Loans charged off	(399)	(981)	(2,339)	(1,816)	(1,638)	—	(7,173)
Recoveries of loans previously charged off	209	383	844	568	772	—	2,776
Net loans recovered (charged off)	(190)	(598)	(1,495)	(1,248)	(866)	—	(4,397)
Provision for loan losses	(1,139)	2,012	1,088	(267)	1,192	1,436	4,322
Balance, September 30	19,014	45,353	24,099	13,777	3,660	4,288	110,191
Loans charged off	—	(230)	(405)	(405)	(775)	—	(1,815)
Recoveries of loans previously charged off	(29)	144	80	56	164	—	415
Net loans recovered (charged off)	(29)	(86)	(325)	(349)	(611)	—	(1,400)
Provision for loan losses	2,317	(2,931)	2,960	1,553	389	(4,288)	—
Balance, December 31	$21,302	$42,336	$26,734	$14,981	$3,438	$—	$108,791

	As of December 31, 2018
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$732	$468	$100	$21	$—	$—	$1,321
Loans collectively evaluated for impairment	20,336	41,512	25,970	14,789	3,438	—	106,045
Loans evaluated for impairment balance, December 31	21,068	41,980	26,070	14,810	3,438	—	107,366
Purchased credit impaired loans	234	356	664	171	—	—	1,425
Balance, December 31	$21,302	$42,336	$26,734	$14,981	$3,438	$—	$108,791
Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$14,519	$58,706	$29,535	$30,251	$3,688	$—	$136,699
Loans collectively evaluated for impairment	1,522,520	4,741,484	2,473,467	1,431,608	624,561	—	10,793,640
Loans evaluated for impairment balance, December 31	1,537,039	4,800,190	2,503,002	1,461,859	628,249	—	10,930,339
Purchased credit impaired loans	8,996	82,927	33,059	14,472	2,086	—	141,540
Balance, December 31	$1,546,035	$4,883,117	$2,536,061	$1,476,331	$630,335	$—	$11,071,879

The following is an aging analysis for loans receivable as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7,358	$630	$20,551	$28,539	$4,347,431	$4,375,970	$6,148
Construction/land development	346	261	3,430	4,037	1,823,417	1,827,454	1,530
Agricultural	118	—	1,109	1,227	85,860	87,087	282
Residential real estate loans
Residential 1-4 family	4,698	3,658	22,948	31,304	1,776,795	1,808,099	1,223
Multifamily residential	—	—	339	339	497,740	498,079	—
Total real estate	12,520	4,549	48,377	65,446	8,531,243	8,596,689	9,183
Consumer	636	375	2,042	3,053	466,688	469,741	621
Commercial and industrial	2,735	865	6,829	10,429	1,469,295	1,479,724	160
Agricultural and other	1,435	4	1,356	2,795	222,997	225,792	—
Total	$17,326	$5,793	$58,604	$81,723	$10,690,223	$10,771,946	$9,964

	December 31, 2018
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,598	$927	$24,710	$29,235	$4,777,449	$4,806,684	$9,679
Construction/land development	2,057	261	8,761	11,079	1,534,956	1,546,035	3,481
Agricultural	98	—	20	118	76,315	76,433	—
Residential real estate loans
Residential 1-4 family	5,890	3,745	19,137	28,772	1,946,814	1,975,586	1,753
Multifamily residential	—	200	972	1,172	559,303	560,475	—
Total real estate	11,643	5,133	53,600	70,376	8,894,837	8,965,213	14,913
Consumer	5,712	168	3,632	9,512	433,593	443,105	720
Commercial and industrial	1,237	87	6,977	8,301	1,468,030	1,476,331	1,526
Agricultural and other	1,121	—	33	1,154	186,076	187,230	—
Total	$19,713	$5,388	$64,242	$89,343	$10,982,536	$11,071,879	$17,159

Non-accruing loans at September 30, 2019 and December 31, 2018 were $48.6 million and $47.1 million, respectively.

The following is a summary of the impaired loans as of September 30, 2019 and December 31, 2018:

	September 30, 2019
				Three Months Ended		Nine Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$39	$39	$—	$40	$1	$41	$2
Construction/land development	35	35	—	25	1	20	2
Agricultural	5	5	—	7	—	9	—
Residential real estate loans
Residential 1-4 family	299	299	—	280	6	245	17
Multifamily residential	—	—	—	—	—	—	—
Total real estate	378	378	—	352	8	315	21
Consumer	28	28	—	25	1	23	2
Commercial and industrial	124	124	—	128	1	142	4
Agricultural and other	—	—	—	—	—	—	—
Total loans without a specific valuation allowance	530	530	—	505	10	480	27
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	34,642	31,361	222	35,268	448	37,262	1,411
Construction/land development	7,236	6,737	99	6,939	52	8,794	190
Agricultural	1,105	1,108	7	883	5	646	15
Residential real estate loans
Residential 1-4 family	26,057	24,254	34	24,335	46	23,191	154
Multifamily residential	1,578	1,578	24	2,044	15	2,252	47
Total real estate	70,618	65,038	386	69,469	566	72,145	1,817
Consumer	2,070	2,044	—	2,262	7	2,943	22
Commercial and industrial	11,105	7,845	20	7,392	21	7,027	62
Agricultural and other	1,355	1,355	—	693	—	363	—
Total loans with a specific valuation allowance	85,148	76,282	406	79,816	594	82,478	1,901
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	34,681	31,400	222	35,308	449	37,303	1,413
Construction/land development	7,271	6,772	99	6,964	53	8,814	192
Agricultural	1,110	1,113	7	890	5	655	15
Residential real estate loans
Residential 1-4 family	26,356	24,553	34	24,615	52	23,436	171
Multifamily residential	1,578	1,578	24	2,044	15	2,252	47
Total real estate	70,996	65,416	386	69,821	574	72,460	1,838
Consumer	2,098	2,072	—	2,287	8	2,966	24
Commercial and industrial	11,229	7,969	20	7,520	22	7,169	66
Agricultural and other	1,355	1,355	—	693	—	363	—
Total impaired loans	$85,678	$76,812	$406	$80,321	$604	$82,958	$1,928

Note:

Purchased credit impaired loans are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing, resulting in none of the purchased credit impaired loans being classified as impaired loans as of September 30, 2019

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

Interest recognized on impaired loans during the three months ended September 30, 2019 and 2018 was approximately $604,000       and $590,000, respectively.  Interest recognized on impaired loans during the nine months ended September 30, 2019 and 2018 was approximately $1.9 million and $2.1 million, respectively.  The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified loans (excluding loans accounted for under ASC Topic 310-30) by class as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$39,379	$1,834	$—	$41,213
Construction/land development	13,220	546	—	13,766
Agricultural	1,339	—	—	1,339
Residential real estate loans
Residential 1-4 family	37,739	121	—	37,860
Multifamily residential	339	—	—	339
Total real estate	92,016	2,501	—	94,517
Consumer	2,842	(1)	—	2,841
Commercial and industrial	25,660	446	—	26,106
Agricultural and other	1,374	—	—	1,374
Total risk rated loans	$121,892	$2,946	$—	$124,838

	December 31, 2018
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$44,089	$484	$—	$44,573
Construction/land development	15,236	—	—	15,236
Agricultural	301	3	—	304
Residential real estate loans
Residential 1-4 family	34,731	253	—	34,984
Multifamily residential	972	—	—	972
Total real estate	95,329	740	—	96,069
Consumer	3,226	3	—	3,229
Commercial and industrial	16,362	585	—	16,947
Agricultural and other	48	—	—	48
Total risk rated loans	$114,965	$1,328	$—	$116,293

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

The following is a presentation of loans receivable by class and risk rating as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$286	$3,382,410	$865,353	$35,709	$41,213	$4,324,971
Construction/land development	7	479	681,538	1,129,946	160	13,766	1,825,896
Agricultural	—	—	67,675	17,304	543	1,339	86,861
Residential real estate loans
Residential 1-4 family	843	696	1,497,282	252,699	10,964	37,860	1,800,344
Multifamily residential	—	—	368,432	56,471	72,053	339	497,295
Total real estate	850	1,461	5,997,337	2,321,773	119,429	94,517	8,535,367
Consumer	14,622	1,810	439,857	9,565	958	2,841	469,653
Commercial and industrial	16,984	10,292	827,994	583,019	9,081	26,106	1,473,476
Agricultural and other	1,334	9,038	150,379	61,696	1,971	1,374	225,792
Total risk rated loans	$33,790	$22,601	$7,415,567	$2,976,053	$131,439	$124,838	10,704,288
Purchased credit impaired loans							67,658
Total loans receivable							$10,771,946

	December 31, 2018
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$443	$296	$2,740,068	$1,912,191	$26,361	$44,573	$4,723,932
Construction/land development	17	645	264,507	1,255,258	1,377	15,236	1,537,040
Agricultural	—	—	37,377	38,295	282	304	76,258
Residential real estate loans						—
Residential 1-4 family	715	738	1,453,859	446,557	7,078	34,984	1,943,931
Multifamily residential	—	—	388,572	169,526	—	972	559,070
Total real estate	1,175	1,679	4,884,383	3,821,827	35,098	96,069	8,840,231
Consumer	13,432	4,298	401,209	18,409	442	3,229	441,019
Commercial and industrial	21,673	13,310	737,218	649,390	23,321	16,947	1,461,859
Agricultural and other	737	3,423	133,901	48,567	554	48	187,230
Total risk rated loans	$37,017	$22,710	$6,156,711	$4,538,193	$59,415	$116,293	10,930,339
Purchased credit impaired loans							141,540
Total loans receivable							$11,071,879

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

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	17	$14,633	$8,008	$236	$4,417	$12,661
Construction/land development	3	618	546	13	23	582
Agricultural	3	451	388	9	—	397
Residential real estate loans
Residential 1-4 family	21	3,240	1,020	231	1,010	2,261
Multifamily residential	3	1,701	1,080	—	290	1,370
Total real estate	47	20,643	11,042	489	5,740	17,271
Consumer	4	40	26	3	—	29
Commercial and industrial	10	3,137	828	50	387	1,265
Total	61	$23,820	$11,896	$542	$6,127	$18,565

	December 31, 2018
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	17	$15,227	$8,482	$982	$4,475	$13,939
Construction/land development	2	584	546	17	—	563
Agricultural	2	345	283	14	—	297
Residential real estate loans
Residential 1-4 family	22	3,204	1,059	281	1,022	2,362
Multifamily residential	3	1,701	1,253	—	286	1,539
Total real estate	46	21,061	11,623	1,294	5,783	18,700
Consumer	5	38	18	9	—	27
Commercial and industrial	14	1,679	897	105	—	1,002
Total	65	$22,778	$12,538	$1,408	$5,783	$19,729

The following is a presentation of TDRs on non-accrual status as of September 30, 2019 and December 31, 2018 because they are not in compliance with the modified terms:

	September 30, 2019		December 31, 2018
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	3	$1,812	4	$2,950
Construction/land development	2	569	1	546
Agricultural	2	114	1	14
Residential real estate loans
Residential 1-4 family	6	671	8	778
Multifamily residential	1	131	1	142
Total real estate	14	3,297	15	4,430
Consumer	1	—	1	2
Commercial and industrial	3	126	6	194
Total	18	$3,423	22	$4,626

The following is a presentation of total foreclosed assets as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$2,240	$5,555
Construction/land development	4,712	3,534
Residential real estate loans
Residential 1-4 family	1,687	4,142
Multifamily residential	—	5
Total foreclosed assets held for sale	$8,639	$13,236

Changes in the carrying amount of the accretable yield for purchased credit impaired loans were as follows for the three-month period ended September 30, 2019 for the Company’s acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$33,759	$141,540
Reforecasted future interest payments for loan pools	2,101	—
Accretion recorded to interest income	(12,756)	12,756
Adjustment to yield	8,604	—
Reclassification out of purchased credit impaired loans (1)	(10,288)	(42,324)
Transfers to foreclosed assets held for sale	—	254
Payments received, net	—	(44,568)
Balance at end of period	$21,420	$67,658
(1)

At acquisition, a portion of the loans acquired from Landmark, Bay Cities, Bank of Commerce, Premier Bank, and Shore Premier Finance were recorded as purchased credit impaired loans on a pool by pool basis. In September 2019, the Company reevaluated these loan pools and determined the purchase credit impaired loan pools no longer have a material projected credit impairment. As such, the remaining loans in these pools are performing and have been reclassified out of purchased credit impaired loans.

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected.  As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $2.1 million.  This updated forecast does not change the expected weighted average yields on the loan pools.

During the 2019 impairment tests on the estimated cash flows of loans, the Company established that several loan pools were determined to have a materially projected credit improvement.  As a result of this improvement, the Company will recognize approximately $8.6 million as an additional adjustment to yield over the weighted average life of the loans.

6.  Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Goodwill
Balance, beginning of period	$958,408	$927,949
Acquisitions	—	30,459
Balance, end of period	$958,408	$958,408

	September 30, 2019	December 31, 2018
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$42,896	$49,351
Amortization expense	(4,760)	(4,867)
Balance, September 30	38,136	44,484
Amortization expense		(1,588)
Balance, end of year		$42,896

The carrying basis and accumulated amortization of core deposits and other intangibles at September 30, 2019 and December 31, 2018 were:

	September 30, 2019	December 31, 2018
	(In thousands)
Gross carrying basis	$86,625	$86,625
Accumulated amortization	(48,489)	(43,729)
Net carrying amount	$38,136	$42,896

Core deposit and other intangible amortization expense was approximately $1.6 million for the three months ended September 30, 2019 and 2018. Core deposit and other intangible amortization expense was approximately $4.8 million and $4.9 million for the nine months ended September 30, 2019 and 2018, respectively. HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2019 through 2023 is approximately: 2019 – $6.5 million; 2020 – $5.9 million; 2021 – $5.7 million; 2022 – $5.7 million; 2023 – $5.5 million.

The carrying amount of the Company’s goodwill was $958.4 million at September 30, 2019 and December 31, 2018.  Goodwill is tested annually for impairment during the fourth quarter.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7.  Other Assets

Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets.  As of September 30, 2019 and December 31, 2018, other assets were $216.7 million and $183.8 million, respectively.

The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”).  These equity securities without a readily determinable fair value were $111.3 million and $134.6 million at September 30, 2019 and December 31, 2018, respectively, and are accounted for at cost.

The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321.  These equity securities without a readily determinable fair value were $27.3 million and $25.1 million at September 30, 2019 and December 31, 2018, respectively.  There were no observable transactions during the period that would indicate a material change in fair value. Therefore, these investments were accounted for at cost, less impairment.

8.  Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $1.13 billion and $922.0 million at September 30, 2019 and December 31, 2018, respectively.  The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.58 billion and $1.41 billion at September 30, 2019 and December 31, 2018, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $8.5 million and $4.9 million for the three months ended September 30, 2019 and 2018, respectively.  Interest expense applicable to certificates in excess of $100,000 totaled $23.3 million and $11.5 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, brokered deposits were $580.7 million and $660.2 million, respectively.

Deposits totaling approximately $1.95 billion and $1.97 billion at September 30, 2019 and December 31, 2018, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9.  Securities Sold Under Agreements to Repurchase

At September 30, 2019 and December 31, 2018, securities sold under agreements to repurchase totaled $157.0 million and $143.7 million, respectively. For the three-month periods ended September 30, 2019 and 2018, securities sold under agreements to repurchase daily weighted-average totaled $143.6 million and $148.8 million, respectively.  For the nine-month periods ended September 30, 2019 and 2018, securities sold under agreements to repurchase daily weighted-average totaled $146.3 million and $148.5 million, respectively.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2019 and December 31, 2018 is presented in the following tables:

	September 30, 2019
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$16,352	$—	$—	$—	$16,352
Mortgage-backed securities	32,723	—	—	—	32,723
State and political subdivisions	104,321	—	—	—	104,321
Other securities	3,642	—	—	—	3,642
Total borrowings	$157,038	$—	$—	$—	$157,038

	December 31, 2018
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$19,124	$—	$—	$—	$19,124
Mortgage-backed securities	9,184	—	—	—	9,184
State and political subdivisions	98,841	—	—	—	98,841
Other securities	16,530	—	—	—	16,530
Total borrowings	$143,679	$—	$—	$—	$143,679

10.  FHLB and Other Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $691.4 million and $1.47 billion at September 30, 2019 and December 31, 2018, respectively. The decrease is due to a change in the Company’s funding position whereby loan balances have decreased and deposit balance have increased. As a result, the Company used the excess cash generated by these changes to pay down FHLB advances. The Company had no other borrowed funds as of September 30, 2019. Other borrowed funds were $2.5 million and were classified as short-term advances as of December 31, 2018. At September 30, 2019, $145.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively.  At December 31, 2018, $782.6 million and $689.8 million of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2033 with fixed interest rates ranging from 1.20% to 2.85%.  Maturities of borrowings as of September 30, 2019 include: 2019 – $145.0 million; 2020 – $146.4 million; 2021 – zero; 2022 – zero; after 2023 – $400.0 million. Expected maturities could differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $1.29 billion and $821.3 million at September 30, 2019 and December 31, 2018, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits.  This increase is due to the Company using more letters of credit to collateralize public deposits rather than using investment securities.

Additionally, the parent company took out a $20.0 million line of credit for general corporate purposes during 2015.  The balance on this line of credit at September 30, 2019 and December 31, 2018 was zero.

11.  Subordinated Debentures

Subordinated debentures at September 30, 2019 and December 31, 2018 consisted of guaranteed payments on trust preferred securities with the following components:

	As of September 30,	As of December 31,
	2019	2018
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	4,390	4,353
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	5,732	5,662
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	298,415	297,949
Total	$369,363	$368,790

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

12.  Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Current:
Federal	$16,618	$17,999	$39,844	$44,354
State	5,501	5,958	13,190	14,683
Total current	22,119	23,957	53,034	59,037
Deferred:
Federal	3,817	1,047	14,906	10,964
State	1,263	346	4,934	3,629
Total deferred	5,080	1,393	19,840	14,593
Income tax expense	$27,199	$25,350	$72,874	$73,630

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Statutory federal income tax rate	21.00%	21.00%	21.00%	21.00%
Effect of non-taxable interest income	(0.78)	(0.84)	(0.82)	(0.80)
Stock compensation	0.11	(0.12)	0.10	(0.18)
State income taxes, net of federal benefit	3.33	3.30	3.77	3.60
Other	3.55	0.66	1.15	0.68
Effective income tax rate	27.21%	24.00%	25.20%	24.30%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$27,224	$30,033
Deferred compensation	3,720	4,037
Stock compensation	5,897	4,259
Non-accrual interest income	403	—
Real estate owned	1,099	1,382
Unrealized loss on securities available-for-sale	—	5,050
Loan discounts	19,786	23,755
Tax basis premium/discount on acquisitions	7,433	7,378
Investments	408	866
Other	9,841	10,243
Gross deferred tax assets	75,811	87,003
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	788	87
Unrealized gain on securities available-for-sale	7,034	—
Core deposit intangibles	8,903	9,804
FHLB dividends	2,998	1,712
Other	2,652	2,125
Gross deferred tax liabilities	22,375	13,728
Net deferred tax assets	$53,436	$73,275

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Alabama, Arkansas, California, Florida, Kansas, New Jersey, New York and Texas.  The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2015.

13. Common Stock, Compensation Plans and Other

Common Stock

As of September 30, 2019, the Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share.

The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation.

Stock Repurchases

On January 18, 2019, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the remaining amount of authorized shares to repurchase to 9,919,447 shares.  During the first nine months of 2019, the Company utilized a portion of this stock repurchase program.

During the first nine months of 2019, the Company repurchased a total of 4,031,722 shares with a weighted-average stock price of $18.67 per share. The 2019 earnings were used to fund the repurchases during the first nine months of 2019.  The remaining balance available for repurchase is 5,887,725 shares at September 30, 2019.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of September 30, 2019, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 13,288,000.  At September 30, 2019, the Company had approximately 1,715,000 shares of common stock remaining available for future grants and approximately 5,277,000 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

The intrinsic value of the stock options outstanding and stock options vested at September 30, 2019 was $4.7 million and $4.4     million, respectively.  Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $11.4 million as of September 30, 2019.

The table below summarizes the stock option transactions under the Plan at September 30, 2019 and December 31, 2018 and changes during the nine-month period and year then ended:

	For the Nine Months Ended September 30, 2019		For the Year Ended December 31, 2018
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	3,617	$19.62	2,274	$16.23
Granted	55	19.15	1,581	23.24
Forfeited/Expired	(81)	22.87	(37)	22.30
Exercised	(29)	11.34	(201)	9.25
Outstanding, end of period	3,562	19.60	3,617	19.62
Exercisable, end of period	1,417	$16.05	1,167	$15.31

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value.  For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model.  Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options.  The weighted-average fair value of options granted during the nine months ended September 30, 2019 was $4.11 per share. The weighted-average fair value of options granted during the year ended December 31, 2018 was $5.58 per share.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Nine Months Ended	For the Year Ended
	September 30, 2019	December 31, 2018
Expected dividend yield	2.70%	2.05%
Expected stock price volatility	26.13%	25.59%
Risk-free interest rate	2.48%	2.82%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at September 30, 2019:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$2.66 to $2.77	4	0.25	2.66	4	2.66
$4.30 to $6.56	73	2.31	6.56	73	6.56
$8.62 to $9.54	245	3.41	9.01	245	9.01
$14.71 to $16.86	252	5.02	15.97	222	16.04
$17.12 to $17.40	180	5.22	17.18	147	17.20
$18.46 to $19.12	1,065	6.09	18.49	577	18.46
$20.16 to $20.58	48	6.02	20.51	25	20.45
$21.25 to $22.22	235	7.54	21.71	95	21.48
$22.70 to $23.51	1,390	8.81	23.32	1	23.28
$25.96	70	7.56	25.96	28	25.96
	3,562			1,417

The table below summarized the activity for the Company’s restricted stock issued and outstanding at September 30, 2019 and December 31, 2018 and changes during the period and year then ended:

	As of September 30, 2019	As of December 31, 2018
	(In thousands)
Beginning of year	1,873	1,145
Issued	181	1,010
Vested	(246)	(233)
Forfeited	(32)	(49)
End of period	1,776	1,873
Amount of expense for nine months and twelve months ended, respectively	$6,329	$7,232

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $24.4 million as of September 30, 2019.

14.  Non-Interest Expense

The table below shows the components of non-interest expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Salaries and employee benefits	$39,919	$37,825	$115,731	$107,315
Occupancy and equipment	9,047	8,148	26,723	25,650
Data processing expense	4,059	3,461	11,867	10,786
Other operating expenses:
Advertising	1,201	1,154	3,347	3,258
Amortization of intangibles	1,587	1,617	4,760	4,867
Electronic banking expense	1,901	1,947	5,655	5,653
Directors’ fees	380	314	1,206	962
Due from bank service charges	272	253	792	714
FDIC and state assessment	(532)	2,293	2,833	6,689
Hurricane expense	—	—	897	—
Insurance	698	762	2,056	2,363
Legal and accounting	1,414	761	3,384	2,397
Other professional fees	1,906	1,748	7,024	4,988
Operating supplies	511	510	1,552	1,712
Postage	320	311	939	978
Telephone	289	337	898	1,081
Other expense	4,792	4,682	14,781	13,318
Total other operating expenses	14,739	16,689	50,124	48,980
Total non-interest expense	$67,764	$66,123	$204,445	$192,731

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

As of September 30, 2019, the balances of the right-of-use asset and lease liability was $45.0 million and $47.7 million, respectively. The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

At September 30, 2019, the maturity of the lease liabilities for the operating leases are as follows (in thousands):

2019	$1,523
2020-2021	11,167
2022-2023	7,435
Thereafter	27,588
$47,713

At September 30, 2019, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2019	$3,988
2020	7,508
2021	6,606
2022	5,160
2023	4,579
Thereafter	32,418
$60,259

Additional information (dollar amounts in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Lease expense:	2019	2019
Operating lease expense	$2,057	$6,176
Short-term lease expense	29	82
Variable lease expense	245	724
Total lease expense	$2,331	$6,982
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$2,002	$5,939
Weighted-average remaining lease term	10.67	10.78
Weighted-average discount rate	3.62%	3.62%

The Company currently leases three properties from three related parties. Total rent expense from the leases for the three and nine-month periods ended September 30, 2019 was $35,000 or 1.52% of total lease expense and $106,000 or 1.51% of total lease expense, respectively.

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

Although the Company has a diversified loan portfolio, at September 30, 2019 and December 31, 2018, commercial real estate loans represented 58.4% and 58.1% of total loans receivable, respectively, and 254.7% and 273.6% of total stockholders’ equity at September 30, 2019 and December 31, 2018, respectively.  Residential real estate loans represented 21.4% and 22.9% of total loans receivable and 93.4% and 107.9% of total stockholders’ equity at September 30, 2019 and December 31, 2018, respectively.

Approximately 78.0% of the Company’s total loans and 82.2% of the Company’s real estate loans as of September 30, 2019, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.

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

At September 30, 2019 and December 31, 2018, commitments to extend credit of $2.69 billion and $2.34 billion, respectively, were outstanding.  A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.  The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2019 and December 31, 2018, is $57.4 million and $55.6 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

18.  Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years.  During the first nine months of 2019, the Company requested approximately $180.2 million in regular dividends from its banking subsidiary.  This dividend is equal to approximately 75.0% of the Company’s banking subsidiary’s year-to-date 2019 earnings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of September 30, 2019, the Company meets all capital adequacy requirements to which it is subject.

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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio.  As of September 30, 2019, the Bank met the capital standards for a well-capitalized institution.  The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 12.18%, 10.89%, 12.78%, and 16.15%, respectively, as of September 30, 2019.

19.  Additional Cash Flow Information

In connection with the SPF acquisition, accounted for using the purchase method, the Company acquired approximately $377.0 million in assets, including $376.2 million in loans, issued 1,250,000 shares of its common stock valued at approximately $28.2 million as of June 30, 2018, and paid $377.4 million in cash.

The following is a summary of the Company’s additional cash flow information during the nine-month periods ended:

	September 30,
	2019	2018
	(In thousands)
Interest paid	$115,361	$80,057
Income taxes paid	67,787	47,682
Assets acquired by foreclosure	6,765	10,098

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

Financial Assets and Liabilities Measured on a Recurring Basis

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value.  The Company does not have any Level 1 securities.  Primarily all of the Company's securities are considered to be Level 2 securities.  These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  As of September 30, 2019 and December 31, 2018, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2019 and 2018. See Note 3 for additional detail related to investment securities

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices.  In general, the Company does not purchase investment portfolio securities with complicated structures.  Pricing for the Company’s investment securities is fairly generic and is easily obtained.  The Company uses a third-party comparison pricing vendor in order to reflect consistency in the fair values of the investment securities sampled by the Company each quarter.

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value.  Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses.  The fair value of loans with specific allocated losses was $76.4 million  and $84.3 million as of September 30, 2019 and December 31, 2018, respectively.  This valuation is considered Level 3, consisting of appraisals of underlying collateral.  The Company reversed approximately $136,000 and $164,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended September 30, 2019 and 2018, respectively. The Company reversed approximately $617,000 and $728,000 of accrued interest receivable when impaired loans were put on non-accrual status during the nine months ended September 30, 2019 and 2018, respectively.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral.  As of September 30, 2019 and December 31, 2018, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $8.6 million and $13.2 million, respectively.

Foreclosed assets held for sale with a carrying value of approximately $1.0 million were remeasured during the nine months ended September 30, 2019, resulting in a write-down of approximately $230,000.  Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.

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

	September 30, 2019
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$442,296	$442,296	1
Federal funds sold	1,650	1,650	1
Loans receivable, net of impaired loans and allowance	10,591,236	10,533,975	3
Accrued interest receivable	47,557	47,557	1
FHLB, Federal Reserve & First National Banker’s Bank stock; other equity investments	138,590	138,590	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$2,394,207	$2,394,207	1
Savings and interest-bearing transaction accounts	6,620,616	6,620,616	1
Time deposits	2,032,547	2,036,740	3
Federal funds purchased	50,000	50,000	1
Securities sold under agreements to repurchase	157,038	157,038	1
FHLB and other borrowed funds	691,443	677,752	2
Accrued interest payable	12,952	12,952	1
Subordinated debentures	369,363	379,593	3

	December 31, 2018
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$657,939	$657,939	1
Federal funds sold	325	325	1
Investment securities – held-to-maturity	192,776	193,610	2
Loans receivable, net of impaired loans and allowance	10,878,769	10,659,428	3
Accrued interest receivable	48,945	48,945	1
FHLB, Federal Reserve & First National Banker’s Bank stock; other equity investments	159,775	159,775	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$2,401,232	$2,401,232	1
Savings and interest-bearing transaction accounts	6,624,407	6,624,407	1
Time deposits	1,874,139	1,852,816	3
Federal funds purchased	—
Securities sold under agreements to repurchase	143,679	143,679	1
FHLB and other borrowed funds	1,472,393	1,464,073	2
Accrued interest payable	8,891	8,891	1
Subordinated debentures	368,790	366,159	3

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The amendments in ASU 2016-02 address several aspects of lease accounting with the significant change being the recognition of lease assets and lease liabilities for leases previously classified as operating leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity may adopt the new guidance either by restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption.  The Company adopted the standard effective January 1, 2019 and recorded a ROU asset of $47.1 million and lease liability of $49.0 million. No cumulative adjustment to the opening balance of retained earnings was considered necessary due to the nature of the Company’s leases. As part of the standard adoption, the Company elected the package of practical expedients whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. In accordance with ASU 2018-11 Leases (Topic 842) Targeted Improvements, the Company also elected the practical expedient whereby we elected to not separate nonlease components from the associated lease component of our operating leases. As a result, we account for these components as a single component under Topic 842 since (i) the timing and pattern of the transfer of the nonlease components and the associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company has also elected to not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). As of September 30, 2019, the balances of the right-of-use asset and lease liability was $45.0     million and $47.7 million, respectively. The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the FASB’s guidance on the impairment of financial instruments. The amendments in ASU 2016-13 replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates, known as the current expected credit loss (“CECL”) model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses.  ASU 2016-13 is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The allowance for loan losses is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the allowance for loan losses at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity investment securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale investment securities will be replaced with an allowance approach. The Company expects a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. Third party software has been implemented and models have been developed. The implementation team is conducting parallel runs and a model validation conducted by a third party is underway. Any needed adjustments to the models as a result of recommendations from the model validation will be made in the fourth quarter. As such, the estimated impact of CECL will be finalized in the fourth quarter.  For additional information on the allowance for loan losses, see Note 5.

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

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds seven paragraphs to ASC 740, Income Taxes, that contain SEC guidance related to SAB 118 (codified as SEC SAB Topic 5.EE, Income Tax Accounting Implications of the Tax Cuts and Jobs Act).  This ASU was effective upon issuance.  The Company adopted the guidance effective March 31, 2018, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

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

In October 2018, the FASB issued ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the OIS rate based on SOFR as a U.S. benchmark interest rate. Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition will facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. For entities that have not already adopted ASU 2017-12, the amendments in this Update are required to be adopted concurrently with the amendments in ASU 2017-12. The Company adopted the guidance concurrently with ASU 2017-12 effective January 1, 2019, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

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

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements. The amendments in this Update reinstate the exception in Topic 842 for lessors that are not manufacturers or dealers. Specifically, those lessors will use their cost, reflecting any volume or trade discounts that may apply, as the fair value of the underlying asset. However, if significant time lapses between the acquisition of the underlying asset and lease commencement, those lessors will be required to apply the definition of fair value (exit price) in Topic 820. In addition, the amendments in this Update address the concerns of lessors within the scope of Topic 942 about where “principal payments received under leases” should be presented. Specifically, lessors that are depository and lending institutions within the scope of Topic 942 will present all “principal payments received under leases” within investing activities. Finally, the amendments in this Update clarify the FASB’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. The effective date for the amendments in this update is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments clarify certain aspects of the accounting for credit losses, hedging activities, and financial instruments (addressed by ASUs 2016-13, 2017-12 and 2016-01, respectively). The amendments made to the provisions of ASU 2016-13 are related to accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projections of interest rate environments for variable-rate financial instruments, cost to sell financial assets when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate,  amortized cost basis of line of credit arrangements that are converted to term loans and extension and renewal options that are not unconditionally cancelable by the entity. The effective date and transition requirements for the amendments in this update are the same as the effective dates and transition requirements in ASU 2016-13. The significant amendments made to the provisions of ASU 2017-12 are related to partial-term fair value hedges of interest rate risk, amortization of fair value hedge basis adjustments, disclosure of fair value hedge basis adjustments, consideration of the hedged contractually specified interest rate under the hypothetical derivative method, application of a first-payments-received cash flow hedging technique to overall cash flows on a group of variable interest payments and transition guidance for reclassifying prepayable debt securities from HTM to available-for-sale. The amendments to ASU 2017-12 are effective as of the beginning of the first annual reporting period beginning after the date of issuance of ASU 2019-04. The amendments made to the provisions of ASU 2016-01 indicate that the measurement alternative for equity securities without readily determinable fair values represent a nonrecurring fair value measurement under ASC 820, and therefore, such securities should be remeasured at fair value when an entity identifies an orderly transaction “for an identical or similar investment of the same issuer.” The amendments related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. The amendments provide transition relief for entities adopting the Board’s credit losses standard, ASU 2016-13. Specifically, ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that were previously recorded at amortized cost and are within the scope of the credit losses guidance in ASC 326-20, are eligible for the fair value option under ASC 825-10, and are not held-to-maturity debt securities. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

Results of Review of Interim Consolidated Financial Statements

We have reviewed the condensed consolidated balance sheet of Home BancShares, Inc. and subsidiaries (“the Company”) as of September 30, 2019, and the related condensed consolidated statements of income, comprehensive income and stockholders’ equity for the three-month and nine-month periods ended September 30, 2019, and 2018, and cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information or statements”).  Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2018, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 26, 2019, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

November 8, 2019

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

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of September 30, 2019, we had, on a consolidated basis, total assets of $14.90 billion, loans receivable, net of $10.67 billion, total deposits of $11.05 billion, and stockholders’ equity of $2.47 billion.

We generate most of our revenue from interest on loans and investments, service charges, and mortgage banking income.  Deposits and Federal Home Loan Bank (“FHLB”) and other borrowed funds are our primary source of funding. Our largest expenses are interest on our funding sources, salaries and related employee benefits and occupancy and equipment. We measure our performance by calculating our return on average common equity, return on average assets and net interest margin. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio, as adjusted, is a non-GAAP measure and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding adjustments such as merger expenses and/or certain gains, losses and other non-interest income and expenses.

Table 1:  Key Financial Measures

	As of or for the Three Months		As of or for the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Total assets	$14,901,935	$14,912,738	$14,901,935	$14,912,738
Loans receivable	10,771,946	10,832,815	10,771,946	10,832,815
Allowance for loan losses	104,304	110,191	104,304	110,191
Total deposits	11,047,370	10,624,738	11,047,370	10,624,738
Total stockholders’ equity	2,469,389	2,341,026	2,469,389	2,341,026
Net income	72,763	80,284	216,277	229,373
Basic earnings per share	0.44	0.46	1.29	1.32
Diluted earnings per share	0.44	0.46	1.29	1.32
Book value per share	14.80	13.44	14.80	13.44
Tangible book value per share (non-GAAP)(1)	8.83	7.68	8.83	7.68
Annualized net interest margin – FTE	4.32%	4.46%	4.30%	4.46%
Efficiency ratio	39.16	37.23	40.03	37.26
Efficiency ratio, as adjusted (non-GAAP)(2)	40.60	37.39	40.35	37.43
Annualized return on average assets	1.93	2.14	1.92	2.12
Annualized return on average common equity	11.84	13.74	12.12	13.56

(1)	See Table 19 for the non-GAAP tabular reconciliation.
(2)	See Table 23 for the non-GAAP tabular reconciliation.

Overview

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Our net income decreased $7.5 million, or 9.4%, to $72.8 million for the three-month period ended September 30, 2019, from $80.3 million for the same period in 2018.  On a diluted earnings per share basis, our earnings were $0.44 per share for the three-month period ended September 30, 2019 and $0.46 per share for the three-month period ended September 30, 2018. Total interest expense increased $5.0 million or 14.5%, non-interest expense increased $1.6 million or 2.5% and non-interest income decreased by $1.1 million or 4.2%.  This was partially offset by a $2.0 million, or 1.1%, increase in total interest income. The primary drivers of the increase in interest income were a $1.3 million increase in taxable investment security income and a $1.1 million increase in loan interest income.  The decrease in non-interest income was primarily due to a $919,000 decrease in other income, a $502,000 decrease in gain (loss) on other real estate owned (“OREO”), net, a $500,000 decrease in service charges on deposit accounts and a $331,000 decrease in other service charges and fees which were partially offset by a $919,000 increase in mortgage lending income.  The increase in interest expense was due to a $8.2 million, or 38.1%, increase in interest expense on deposits. The primary driver of the increase in non-interest expense was a $2.1 million increase in salaries and employee benefits which was partially offset by a $2.0 million decrease in other operating expense resulting from a $2.3 million FDIC small bank assessment credit received during the quarter.  Income tax expense increased by $1.8 million during the quarter. During the third quarter, the Company recorded $3.7 million in tax expense due to the Company’s decision to surrender $47.5 million of its underperforming separate account bank owned life insurance (“BOLI”). This was partially offset by $763,000 in tax savings due to the State of Florida reducing its corporate income tax rate from 5.50% to 4.458% for the tax years January 1, 2019 through December 31, 2021.

Our net interest margin decreased from 4.46% for the three-month period ended September 30, 2018 to 4.32% for the three-month period ended September 30, 2019.  The yield on interest earning assets was 5.50% and 5.49% for the three months ended September 30, 2019 and 2018, respectively, as average interest earning assets increased from $13.12 billion to $13.24 billion. The increase in earning assets is primarily the result of a $147.2 million increase in taxable investment securities.  For the three months ended September 30, 2019 and 2018, we recognized $8.5 million and $10.7 million, respectively, in total net accretion for acquired loans and deposits. We recognized $2.8 million in loan payoff events for the three months ended September 30, 2019 compared to $4.0 million for the three months ended September 30, 2018. In addition, we experienced approximately $700,000 in increased investment premium amortization.  The rate on interest bearing liabilities was 1.57% and 1.36% for the three months ended September 30, 2019 and 2018, respectively, as average interest-bearing liabilities decreased from $9.98 billion to $9.91 billion. The reduction in accretion income, decrease in loan payoff events and the increase in investment premium amortization reduced the net interest margin by 13 basis points for the quarter ended September 30, 2019.

Our efficiency ratio was 39.16% for the three months ended September 30, 2019, compared to 37.23% for the same period in 2018.  For the third quarter of 2019, our efficiency ratio, as adjusted (non-GAAP) was 40.60%, an increase of 321 basis points from the 37.39% reported for the third quarter of 2018. (See Table 23 for the non-GAAP tabular reconciliation). The increase in the efficiency ratio is due to a $2.9 million decrease in net interest income, $1.1 million decrease in non-interest income and a $1.6 million increase in non-interest expense.

Our annualized return on average assets was 1.93% for the three months ended September 30, 2019, compared to 2.14% for the same period in 2018.  Our annualized return on average common equity was 11.84% for the three months ended September 30, 2019, compared to 13.74% for the same period in 2018.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

Our net income decreased $13.1 million, or 5.7%, to $216.3 million for the nine-month period ended September 30, 2019, from $229.4 million for the same period in 2018.  On a diluted earnings per share basis, our earnings were $1.29 per share and $1.32 per share for the nine-month periods ended September 30, 2019 and 2018, respectively.  Total interest expense increased $32.6 million or 37.5%, non-interest expense increased $11.7 million or 6.1% and non-interest income decreased by $7.8 million or 9.9%.  This was partially offset by a $35.3 million, or 6.9%, increase in total interest income. The increase in interest income was primarily due to a $29.7 million increase in loan interest income.  The main components of the decrease in non-interest income were a $5.5 million decrease in other service charges and fees, a $1.7 million decrease in gain (loss) on OREO, net, and a $3.1 million decrease in other income which was partially offset by a $2.0 million increase in dividends from the Federal Home Loan Bank (“FHLB”), Federal Reserve Bank (“FRB”), First National Bankers’ Bank (“FNBB”) and other dividends.  The primary driver of the increase in interest expense was a $32.9 million, or 60.5%, increase in interest expense on deposits. The increase in non-interest expense was driven by an $8.4 million increase in salaries and employee benefits. Income tax expense decreased by $756,000 for the nine-month period ended September 30, 2019, while net income decreased $13.1 million. During the third quarter, the Company recorded $3.7 million in tax expense due to the Company’s decision to surrender $47.5 million of its underperforming BOLI. This was partially offset by $763,000 in tax savings due to the State of Florida reducing its corporate income tax rate from 5.50% to 4.458% for the tax years January 1, 2019 through December 31, 2021.

Our net interest margin decreased from 4.46% for the nine-month period ended September 30, 2018 to 4.30% for the nine-month period ended September 30, 2019.  The yield on interest earning assets was 5.50% and 5.38% for the nine months ended September 30, 2019 and 2018, respectively, as average interest earning assets increased from $12.73 billion to $13.28 billion. The increase in earning assets is primarily the result of our acquisition in June 2018 and an increase in taxable investment securities. For the nine months ended September 30, 2019 and 2018, we recognized $26.8 million and $32.0 million, respectively, in total net accretion for acquired loans and deposits. We recognized $2.8 million in loan payoff events for the nine months ended September 30, 2019 compared to $7.1 million for the three months ended September 30, 2018. In addition, we experienced approximately $1.6 million in increased investment premium amortization.  The rate on interest bearing liabilities was 1.59% and 1.20% for the nine months ended September 30, 2019 and 2018, respectively, as average interest-bearing liabilities increased from $9.70 billion to $10.05 billion. The reduction in accretion income, decrease in loan payoff events and the increase in investment premium amortization reduced the net interest margin by 11 basis points for the nine months ended September 30, 2019.

Our efficiency ratio was 40.03% for the nine months ended September 30, 2019, compared to 37.26% for the same period in 2018.  For the first nine months of 2019, our efficiency ratio, as adjusted (non-GAAP), was 40.35%, which increased from the 37.43% reported for the first nine months of 2018. (See Table 23 for the non-GAAP tabular reconciliation).  The increase in the efficiency ratio is primarily due to an $11.7 million increase in non-interest expense and a $7.8 million decrease in non-interest income which was only partially offset by a $2.7 million increase in net interest income.

Our annualized return on average assets was 1.92% for the nine months ended September 30, 2019, compared to 2.12% for the same period in 2018.  Our annualized return on average common equity was 12.12% for the nine months ended September 30, 2019, compared to 13.56% for the same period in 2018.

Financial Condition as of and for the Period Ended September 30, 2019 and December 31, 2018

Our total assets as of September 30, 2019 decreased $400.5 million to $14.90 billion from the $15.30 billion reported as of December 31, 2018.  Cash and cash equivalents decreased $215.6 million, or 32.8%, for the nine-month period ended September 30, 2019. Our loan portfolio balance decreased to $10.77 billion as of September 30, 2019 from $11.07 billion at December 31, 2018. Total deposits increased $147.6 million to $11.05 billion as of September 30, 2019 from $10.90 billion as of December 31, 2018.  Stockholders’ equity increased $119.5 million to $2.47 billion as of September 30, 2019, compared to $2.35 billion as of December 31, 2018.  The increase in stockholders’ equity is primarily associated with the $152.8 million increase in retained earnings and $33.7 million of other comprehensive income, which was partially offset by stock repurchases of $75.4 million in 2019.

Our non-performing loans were $58.6 million, or 0.54% of total loans as of September 30, 2019, compared to $64.2 million, or 0.58% of total loans as of December 31, 2018.  The allowance for loan losses as a percent of non-performing loans increased to 178.0% as of September 30, 2019, from 169.3% as of December 31, 2018.  Non-performing loans from our Arkansas franchise were $19.2 million at September 30, 2019 compared to $17.4 million as of December 31, 2018.  Non-performing loans from our Florida franchise were $37.0 million at September 30, 2019 compared to $43.3 million as of December 31, 2018.  Non-performing loans from our Alabama franchise were $494,000 at September 30, 2019 compared to $179,000 as of December 31, 2018.  Non-performing loans from our SPF franchise were $1.9 million at September 30, 2019 compared to $3.4 million as of December 31, 2018.  There were no non-performing loans from our Centennial CFG franchise.

As of September 30, 2019, our non-performing assets decreased to $67.7 million, or 0.45% of total assets, from $78.0 million, or 0.51% of total assets, as of December 31, 2018.  Non-performing assets from our Arkansas franchise were $23.1 million at September 30, 2019 compared to $24.0 million as of December 31, 2018.  Non-performing assets from our Florida franchise were $42.2 million at September 30, 2019 compared to $50.2 million as of December 31, 2018.  Non-performing assets from our Alabama franchise were $528,000 at September 30, 2019 compared to $306,000 as of December 31, 2018.  Non-performing assets from our SPF franchise were $1.9 million at September 30, 2019 compared to $3.4 million as of December 31, 2018.  There were no non-performing assets from our Centennial CFG franchise.

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

Revenue Recognition.  Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The majority of our revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as our loans, letters of credit and investment securities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC Topic 606, which are presented in our income statements as components of non-interest income are as follows:

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

•

Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310.  Interchange fees were $3.6 million, $10.4 million, $4.0 million and $17.3 million for the three and nine-month periods ended September 30, 2019 and September 30, 2018, respectively. Centennial CFG loan fees were $2.7 million , $6.6 million, $3.3 million and $6.5 million for the three and nine-month periods ended September 30, 2019 and September 30, 2018, respectively.

Financial Instruments. ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities, ("ASU 2016-01") makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in AOCI. ASU 2016-01 became effective for us on January 1, 2018. The adoption of the guidance resulted in a $990,000 cumulative-effect adjustment that increased retained earnings, with offsetting related adjustments to deferred taxes and AOCI. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans held for investment portfolio as part of adopting this standard. The refined calculation did not have a significant impact on our fair value disclosures.

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

Investments – Held-to-Maturity.  Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts.  Starting January 1, 2018, premiums are now amortized to call date under ASU 2017-08 and discounts are accreted to interest income using the constant yield method over the period to maturity. Effective January 1, 2019, as permitted by ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, the Company reclassified the prepayable held-to-maturity (“HTM”) investment securities, with a fair value of $193.6 million and $834,000 in net unrealized gains as of December 31, 2018, to available-for-sale investment securities.

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

As of September 30, 2019, we had 159 branch locations.  There were 77 branches in Arkansas, 76 branches in Florida, five branches in Alabama and one branch in New York City.

Results of Operations

For the Three and Nine Months Ended September 30, 2019 and 2018

Our net income decreased $7.5 million, or 9.4%, to $72.8 million for the three-month period ended September 30, 2019, from $80.3 million for the same period in 2018.  On a diluted earnings per share basis, our earnings were $0.44 per share for the three-month period ended September 30, 2019 and $0.46 per share for the three-month period ended September 30, 2018. Total interest expense increased $5.0 million or 14.5%, non-interest expense increased $1.6 million or 2.5% and non-interest income decreased by $1.1 million or 4.2%.  This was partially offset by a $2.0 million, or 1.1%, increase in total interest income. The primary drivers of the increase in interest income were a $1.3 million increase in taxable investment security income and a $1.1 million increase in loan interest income.  The decrease in non-interest income was primarily due to a $919,000 decrease in other income, a $502,000 decrease in gain (loss) on other real estate owned (“OREO”), net, a $500,000 decrease in service charges on deposit accounts and a $331,000 decrease in other service charges and fees which were partially offset by a $919,000 increase in mortgage lending income.  The increase in interest expense was due to a $8.2 million, or 38.1%, increase in interest expense on deposits. The primary driver of the increase in non-interest expense was a $2.1 million increase in salaries and employee benefits which was partially offset by a $2.0 million decrease in other operating expense resulting from a $2.3 million FDIC small bank assessment credit received during the quarter.  Income tax expense increased by $1.8 million during the quarter. During the third quarter, the Company recorded $3.7 million in tax expense due to the Company’s decision to surrender $47.5 million of its underperforming separate account bank owned life insurance (“BOLI”). This was partially offset by $763,000 in tax savings due to the State of Florida reducing its corporate income tax rate from 5.50% to 4.458% for the tax years January 1, 2019 through December 31, 2021.

 Our net income decreased $13.1 million, or 5.7%, to $216.3 million for the nine-month period ended September 30, 2019, from $229.4 million for the same period in 2018.  On a diluted earnings per share basis, our earnings were $1.29 per share and $1.32 per share for the nine-month periods ended September 30, 2019 and 2018, respectively.  Total interest expense increased $32.6 million or 37.5%, non-interest expense increased $11.7 million or 6.1% and non-interest income decreased by $7.8 million or 9.9%.  This was partially offset by a $35.3 million, or 6.9%, increase in total interest income. The increase in interest income was primarily due to a $29.7 million increase in loan interest income.  The main components of the decrease in non-interest income were a $5.5 million decrease in other service charges and fees, a $1.7 million decrease in gain (loss) on OREO, net, and a $3.1 million decrease in other income which was partially offset by a $2.0 million increase in dividends from the Federal Home Loan Bank (“FHLB”), Federal Reserve Bank (“FRB”), First National Bankers’ Bank (“FNBB”) and other dividends.  The primary driver of the increase in interest expense was a $32.9 million, or 60.5%, increase in interest expense on deposits. The increase in non-interest expense was driven by an $8.4 million increase in salaries and employee benefits. Income tax expense decreased by $756,000 for the nine-month period ended September 30, 2019, while net income decreased $13.1 million. During the third quarter, the Company recorded $3.7 million in tax expense due to the Company’s decision to surrender $47.5 million of its underperforming BOLI. This was partially offset by $763,000 in tax savings due to the State of Florida reducing its corporate income tax rate from 5.50% to 4.458% for the tax years January 1, 2019 through December 31, 2021.

 Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (25.819% and 26.135% for the three and nine-month periods ended September 30, 2019 and 2018, respectively).

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions.  The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, increased eight times from a target rate of 0.25% to 0.50% as of December 31, 2015 to a target rate of 2.25% to 2.50% as of December 31, 2018. The Federal Reserve has lowered the target rate twice during 2019. On July 31, 2019, the target rate was lowered to 2.00% to 2.25%, and the rate was lowered again on September 18, 2019 to 1.75% to 2.00%. The target rate is currently at 1.75% to 2.00% as of September 30, 2019, which has decreased from the target rate of 2.25% to 2.50% as of December 31, 2018.

Our net interest margin decreased from 4.46% for the three-month period ended September 30, 2018 to 4.32% for the three-month period ended September 30, 2019.  The yield on interest earning assets was 5.50% and 5.49% for the three months ended September 30, 2019 and 2018, respectively, as average interest earning assets increased from $13.12 billion to $13.24 billion. The increase in earning assets is primarily the result of an increase in taxable investment securities.  For the three months ended September 30, 2019 and 2018, we recognized $8.5 million and $10.7 million, respectively, in total net accretion for acquired loans and deposits. We recognized $2.8 million in loan payoff events for the three months ended September 30, 2019 compared to $4.0 million for the three months ended September 30, 2018. In addition, we experienced approximately $700,000 in increased investment premium amortization.  The rate on interest bearing liabilities was 1.57% and 1.36% for the three months ended September 30, 2019 and 2018, respectively, as average interest-bearing liabilities decreased from $9.98 billion to $9.91 billion. The reduction in accretion income, decrease in loan payoff events and the increase in investment premium amortization reduced the net interest margin by 13 basis points for the quarter ended September 30, 2019.

Our net interest margin decreased from 4.46% for the nine-month period ended September 30, 2018 to 4.30% for the nine-month period ended September 30, 2019.  The yield on interest earning assets was 5.50% and 5.38% for the nine months ended September 30, 2019 and 2018, respectively, as average interest earning assets increased from $12.73 billion to $13.28 billion. The increase in earning assets is primarily the result of our acquisition in June 2018 and an increase in taxable investment securities. For the nine months ended September 30, 2019 and 2018, we recognized $26.8 million and $32.0 million, respectively, in total net accretion for acquired loans and deposits. We recognized $2.8 million in loan payoff events for the nine months ended September 30, 2019 compared to $7.1 million for the three months ended September 30, 2018. In addition, we experienced approximately $1.6 million in increased investment premium amortization.  The rate on interest bearing liabilities was 1.59% and 1.20% for the nine months ended September 30, 2019 and 2018, respectively, as average interest-bearing liabilities increased from $9.70 billion to $10.05 billion. The reduction in accretion income, decrease in loan payoff events and the increase in investment premium amortization reduced the net interest margin by 11 basis points for the nine months ended September 30, 2019.

 For the three months ended September 30, 2019 and 2018, we recognized $8.5 million and $10.7 million, respectively, in total net accretion for acquired loans and deposits.  Purchase accounting accretion on acquired loans was $8.4 million and $10.6 million and average purchase accounting loan discounts were $112.6 million and $151.4 million for the three-month periods ended September 30, 2019 and September 30, 2018, respectively.  Net amortization of time deposit premiums was $30,000 and $66,000 and net average unamortized CD premiums were $297,000 and $448,000 for the three-month periods ended September 30, 2019 and September 30, 2018, respectively.

For the nine months ended September 30, 2019 and 2018, we recognized $26.8 million and $32.0 million, respectively, in total net accretion for acquired loans and deposits.  Purchase accounting accretion on acquired loans was $26.7 million and $31.7 million and average purchase accounting loan discounts were $122.1 million and $156.9 million for the nine-month periods ended September 30, 2019 and September 30, 2018, respectively.  Net amortization of time deposit premiums was $90,000 and $270,000 and net average unamortized CD premiums were $327,000 and $542,000 for the nine-month periods ended September 30, 2019 and September 30, 2018, respectively.

Net interest income on a fully taxable equivalent basis decreased $3.2 million, or 2.2%, to $144.2 million for the three-month period ended September 30, 2019, from $147.4 million for the same period in 2018.  This decrease in net interest income for the three-month period ended September 30, 2019 was the result of a $5.0 million increase in interest expense which was only partially offset by a $1.8 million increase in interest income, on a fully taxable equivalent basis. The $1.8 million increase in interest income was primarily the result of a higher level of earning assets accompanied by higher yields on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $940,000.  The higher yield was primarily driven by the increased income on loans and taxable investment securities, which resulted in a $849,000 increase in interest income, which included a decrease in loan accretion income on our historical acquisitions. The $5.0 million increase in interest expense for the three-month period ended September 30, 2019 is primarily the result of interest bearing deposits repricing in a higher interest rate environment as well as an increase in average deposits which increased interest expense by $6.2 million and $2.0 million, respectively. This increase was partially offset by a $3.4 million decrease in interest expense due to a 46.5% decrease in the balance of average FHLB and other borrowed funds. The repricing of our interest-bearing liabilities in a higher interest rate environment resulted in an approximately $6.2 million increase in interest expense.  The lower level of our interest-bearing liabilities resulted in a decrease in interest expense of approximately $1.2 million.

Net interest income on a fully taxable equivalent basis increased $2.5 million, or 0.6%, to $427.4 million for the nine-month period ended September 30, 2019, from $424.8 million for the same period in 2018.  This increase in net interest income for the nine-month period ended September 30, 2019 was the result of a $35.1 million increase in interest income partially offset by a $32.6 million increase in interest expense.  The $35.1 million increase in interest income was primarily the result of a higher level of earning assets accompanied by higher yields on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $22.7 million.  The higher yield on our interest earning assets resulted in an approximately $12.4 million increase in interest income.  The repricing of our interest-bearing liabilities in a higher interest rate environment resulted in an approximately $30.6 million increase in interest expense.  The higher level of our interest-bearing liabilities resulted in an increase in interest expense of approximately $1.9 million.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine-month periods ended September 30, 2019 and 2018, as well as changes in fully taxable equivalent net interest margin for the three and nine-month periods ended September 30, 2019 compared to the same period in 2018.

Table 2: Analysis of Net Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Interest income	$182,082	$180,051	$542,856	$507,588
Fully taxable equivalent adjustment	1,247	1,489	3,933	4,101
Interest income – fully taxable equivalent	183,329	181,540	546,789	511,689
Interest expense	39,105	34,141	119,422	86,857
Net interest income – fully taxable equivalent	144,224	147,399	427,367	424,832
Yield on earning assets – fully taxable equivalent	5.50%	5.49%	5.50%	5.38%
Cost of interest-bearing liabilities	1.57	1.36	1.59	1.20
Net interest spread – fully taxable equivalent	3.93	4.13	3.91	4.18
Net interest margin – fully taxable equivalent	4.32	4.46	4.30	4.46

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019 vs. 2018	2019 vs. 2018
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$940	$22,706
Increase (decrease) in interest income due to change in earning asset yields	849	12,394
(Increase) decrease in interest expense due to change in interest-bearing liabilities	1,218	(1,923)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	(6,182)	(30,642)
Increase (decrease) in net interest income	$(3,175)	$2,535

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and nine-month periods ended September 30, 2019 and 2018, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2019			2018
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$213,671	$1,068	1.98%	$281,115	$1,273	1.80%
Federal funds sold	1,442	8	2.20	524	6	4.54
Investment securities – taxable	1,705,647	10,343	2.41	1,526,455	9,011	2.34
Investment securities – non-taxable	370,376	4,139	4.43	402,355	4,507	4.44
Loans receivable	10,944,638	167,771	6.08	10,909,646	166,743	6.06
Total interest-earning assets	13,235,774	183,329	5.50	13,120,095	181,540	5.49
Non-earning assets	1,757,458			1,760,836
Total assets	$14,993,232			$14,880,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$6,629,491	$19,615	1.17%	$6,406,711	$15,596	0.97%
Time deposits	2,014,630	9,951	1.96	1,661,129	5,816	1.39
Total interest-bearing deposits	8,644,121	29,566	1.36	8,067,840	21,412	1.05
Federal funds purchased	4,801	21	1.74	—	—	—
Securities sold under agreement to repurchase	143,628	628	1.73	148,791	472	1.26
FHLB and other borrowed funds	748,577	3,683	1.95	1,398,738	7,055	2.00
Subordinated debentures	369,269	5,207	5.59	368,501	5,202	5.60
Total interest-bearing liabilities	9,910,396	39,105	1.57	9,983,870	34,141	1.36
Non-interest-bearing liabilities
Non-interest-bearing deposits	2,530,664			2,512,690
Other liabilities	114,352			66,441
Total liabilities	12,555,412			12,563,001
Stockholders’ equity	2,437,820			2,317,930
Total liabilities and stockholders’ equity	$14,993,232			$14,880,931
Net interest spread			3.93%			4.13%
Net interest income and margin		$144,224	4.32%		$147,399	4.46%

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$261,419	$4,239	2.17%	$271,987	$3,408	1.68%
Federal funds sold	1,510	29	2.57	3,595	24	0.89
Investment securities – taxable	1,647,781	31,699	2.57	1,538,387	26,960	2.34
Investment securities – non-taxable	380,115	12,741	4.48	382,088	12,981	4.54
Loans receivable	10,993,686	498,081	6.06	10,529,117	468,316	5.95
Total interest-earning assets	13,284,511	546,789	5.50	12,725,174	511,689	5.38
Non-earning assets	1,772,341			1,750,456
Total assets	$15,056,852			$14,475,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$6,634,809	$59,788	1.20%	$6,422,489	$40,327	0.84%
Time deposits	1,954,182	27,493	1.88	1,595,985	14,055	1.18
Total interest-bearing deposits	8,588,991	87,281	1.36	8,018,474	54,382	0.91
Federal funds purchased	1,618	21	1.74	41	1	3.26
Securities sold under agreement to repurchase	146,277	1,892	1.73	148,472	1,220	1.10
FHLB and other borrowed funds	945,351	14,523	2.05	1,159,973	15,880	1.83
Subordinated debentures	369,078	15,705	5.69	368,313	15,374	5.58
Total interest-bearing liabilities	10,051,315	119,422	1.59	9,695,273	86,857	1.20
Non-interest-bearing liabilities
Non-interest-bearing deposits	2,508,082			2,464,032
Other liabilities	110,715			54,731
Total liabilities	12,670,112			12,214,036
Stockholders’ equity	2,386,740			2,261,594
Total liabilities and stockholders’ equity	$15,056,852			$14,475,630
Net interest spread			3.91%			4.18%
Net interest income and margin		$427,367	4.30%		$424,832	4.46%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and nine-month periods ended September 30, 2019 compared to the same period in 2018, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 5: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019 over 2018			2019 over 2018
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(327)	$122	$(205)	$(137)	$968	$831
Federal funds sold	6	(4)	2	(20)	25	5
Investment securities – taxable	1,082	250	1,332	1,996	2,743	4,739
Investment securities – non-taxable	(357)	(11)	(368)	(67)	(173)	(240)
Loans receivable	536	492	1,028	20,934	8,831	29,765
Total interest income	940	849	1,789	22,706	12,394	35,100
Interest expense:
Interest-bearing transaction and savings deposits	558	3,461	4,019	1,374	18,087	19,461
Time deposits	1,411	2,724	4,135	3,669	9,769	13,438
Federal funds purchased	21	—	21	20	—	20
Securities sold under agreement to repurchase	(16)	172	156	(18)	690	672
FHLB borrowed funds	(3,203)	(169)	(3,372)	(3,154)	1,797	(1,357)
Subordinated debentures	11	(6)	5	32	299	331
Total interest expense	(1,218)	6,182	4,964	1,923	30,642	32,565
Increase (decrease) in net interest income	$2,158	$(5,333)	$(3,175)	$20,783	$(18,248)	$2,535

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

We had no  provision for loan losses for the three months ended September 30, 2019 and 2018, respectively. We had $1.3 million and $4.3 million of provision for loan losses for the nine months ended September 30, 2019 and 2018, respectively.  The decrease in the provision for loan losses during the nine-month period of 2019 versus the nine-month period of 2018 is primarily a result of continued strong asset quality with non-performing loans to total loans of 0.54% and non-performing assets of 0.45%. In addition, net charge-offs to average total loans was 0.06% and 0.07% for the three and nine-month periods ended September 30, 2019, respectively.

Based upon current accounting guidance, the allowance for loan losses is not carried over in an acquisition.  As a result, none of the acquired loans had any allocation of the allowance for loan losses at merger date.  This is the result of all purchased loans being recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820.  However, as the acquired loans payoff or renew and the acquired footprint originates new loan production, it is necessary to establish an allowance which represents an amount that, in management's judgment, will be adequate to absorb credit losses.  The allowance for loan loss methodology for all originated loans as disclosed in Note 1 to the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2018, was used for these loans.  Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Non-Interest Income

Total non-interest income was $24.7 million and $71.5 million for the three and nine-month periods ended September 30, 2019, compared to $25.8 million and $79.3 million for the same periods in 2018, respectively.  Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, increase in cash value of life insurance and dividends.

Table 6 measures the various components of our non-interest income for the three and nine-month periods ended September 30, 2019 and 2018, respectively, as well as changes for the three and nine-month periods ended September 30, 2019 compared to the same period in 2018.

Table 6: Non-Interest Income

	Three Months Ended				Nine Months Ended
	September 30,		2019 Change		September 30,		2019 Change
	2019	2018	from 2018		2019	2018	from 2018
	(Dollars in thousands)
Service charges on deposit accounts	$6,492	$6,992	$(500)	(7.2)%	$19,152	$19,847	$(695)	(3.5)%
Other service charges and fees	8,710	9,041	(331)	(3.7)	23,450	28,993	(5,543)	(19.1)
Trust fees	382	437	(55)	(12.6)	1,176	1,262	(86)	(6.8)
Mortgage lending income	4,610	3,691	919	24.9	10,502	9,825	677	6.9
Insurance commissions	603	463	140	30.2	1,727	1,668	59	3.5
Increase in cash value of life insurance	714	735	(21)	(2.9)	2,190	2,119	71	3.4
Dividends from FHLB, FRB, FNBB & other	1,101	1,288	(187)	(14.5)	5,755	3,765	1,990	52.9
Gain on sale of SBA loans	291	47	244	519.1	887	491	396	80.7
Gain (loss) on sale of branches, equipment and other assets, net	12	(102)	114	111.8	(38)	(95)	57	60.0
Gain (loss) on OREO, net	334	836	(502)	(60.0)	598	2,287	(1,689)	(73.9)
Other income	1,500	2,419	(919)	(38.0)	6,088	9,163	(3,075)	(33.6)
Total non-interest income	$24,749	$25,847	$(1,098)	(4.2)%	$71,487	$79,325	$(7,838)	(9.9)%

Non-interest income decreased $1.1 million, or 4.2%, to $24.7 million for the three-month period ended September 30, 2019 from $25.8 million for the same period in 2018.  The factors that caused this decrease were decreases in service charges on deposit accounts, other service charges and fees, gain (loss) on OREO and other income.

Additional details for the three months ended September 30, 2019 on some of the more significant changes are as follows:

•	The $500,000 decrease in service charges on deposit accounts is primarily related to a decrease in overdraft fees.
•	The $331,000 decrease in other service charges and fees is primarily related to a decrease in property finance loan fees.
•	The $919,000 increase in mortgage lending income is primarily related to an increase in fee income on secondary market loans and gains on sales of mortgage loans due to increased volume.
•	The $244,000 increase in gain on sale of SBA loans is primarily related to realizing more gains from sales of SBA loans during the third quarter of 2019 compared to third quarter of 2018.
•

The $502,000 decrease in gain (loss) on OREO is primarily related to realizing fewer gains on sale from OREO properties during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

•	The $919,000 decrease in other income is primarily due to a $599,000 decrease in additional income for items previously charged off and a $406,000 decrease in investment brokerage fee income.

Non-interest income decreased $7.8 million, or 9.9%, to $71.5 million for the nine-month period ended September 30, 2019 from $79.3 million for the same period in 2018.  The primary factor that resulted in this decrease was the impact of the Durbin Amendment which reduced interchange fees by approximately $6.0 million for the nine months ended September 30, 2019. Other factors were changes related to service charges on deposit accounts, other service charges and fees, mortgage lending income, dividends from FHLB, FRB, First National Bankers’ Bank & other, gain (loss) on OREO and other income.

Additional details for the nine months ended September 30, 2019 on some of the more significant changes are as follows:

•	The $695,000 decrease in service charges on deposit accounts is primarily related to a decrease in overdraft fees.
•

The $5.5 million decrease in other service charges and fees is primarily due to the reduction in interchange fees as a result of the Company being subject to interchange fee restrictions from the Durbin Amendment. We estimate that year to date interchange fees are approximately $6.0 million lower as a result of the Durbin Amendment. This was partially offset by a  $453,000 increase in wire service income.

•	The $677,000 increase in mortgage lending income is primarily related to an increase in fee income for secondary market loans and increased gains on sales of mortgage loans due to increased volume.
•

The $2.0 million increase in dividends from FHLB, FRB, First National Bankers’ Bank & other is primarily the result of a $2.1 million special dividend from an equity investment in the first quarter of 2019.

•

The $1.7 million decrease in gain (loss) on OREO is primarily related to realizing fewer gains on sale from OREO properties during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

•

The $3.1 million decrease in other income is primarily due to a $1.2 million decrease in additional income for items previously charged off, an $896,000 decrease in investment brokerage fee income, a $535,000 decrease in income from fair value adjustments for equity securities due to the Company selling its equity securities during the fourth quarter of 2018 and a $511,000 decrease in miscellaneous income.

Non-Interest Expense

Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 7 below sets forth a summary of non-interest expense for the three and nine-month periods ended September 30, 2019 and 2018, as well as changes for the three and nine-month periods ended September 30, 2019 compared to the same period in 2018.

Table 7: Non-Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		2019 Change		September 30,		2019 Change
	2019	2018	from 2018		2019	2018	from 2018
	(Dollars in thousands)
Salaries and employee benefits	$39,919	$37,825	$2,094	5.5%	$115,731	$107,315	$8,416	7.8%
Occupancy and equipment	9,047	8,148	899	11.0	26,723	25,650	1,073	4.2
Data processing expense	4,059	3,461	598	17.3	11,867	10,786	1,081	10.0
Other operating expenses:
Advertising	1,201	1,154	47	4.1	3,347	3,258	89	2.7
Amortization of intangibles	1,587	1,617	(30)	(1.9)	4,760	4,867	(107)	(2.2)
Electronic banking expense	1,901	1,947	(46)	(2.4)	5,655	5,653	2	0.0
Directors’ fees	380	314	66	21.0	1,206	962	244	25.4
Due from bank service charges	272	253	19	7.5	792	714	78	10.9
FDIC and state assessment	(532)	2,293	(2,825)	(123.2)	2,833	6,689	(3,856)	(57.6)
Hurricane expense	—	—	—	—	897	—	897	100.0
Insurance	698	762	(64)	(8.4)	2,056	2,363	(307)	(13.0)
Legal and accounting	1,414	761	653	85.8	3,384	2,397	987	41.2
Other professional fees	1,906	1,748	158	9.0	7,024	4,988	2,036	40.8
Operating supplies	511	510	1	0.2	1,552	1,712	(160)	(9.3)
Postage	320	311	9	2.9	939	978	(39)	(4.0)
Telephone	289	337	(48)	(14.2)	898	1,081	(183)	(16.9)
Other expense	4,792	4,682	110	2.3	14,781	13,318	1,463	11.0
Total non-interest expense	$67,764	$66,123	$1,641	2.5%	$204,445	$192,731	$11,714	6.1%

Non-interest expense increased $1.6 million, or 2.5%, to $67.8 million for the three months ended September 30, 2019 from $66.1 million for the same period in 2018.  The primary factor that resulted in this increase was the increase in salaries and employee benefits expense.  Other factors were changes related to occupancy and equipment expense, data processing expense, legal and accounting expense and FDIC and state assessment.

Additional details for the three months ended September 30, 2019 on some of the more significant changes are as follows:

•

The $2.1 million increase in salaries and employee benefits expense is primarily due to increased salary expense related to the normal increased cost of doing business and additional employees hired as a result of the increased regulatory environment.

•	The $899,000 increase in occupancy and equipment expense is primarily related to the normal increased cost of doing business.
•	The $598,000 increase in data processing expense is primarily related to an in increase in software, license and core processing and telecommunication expenses.
•

The $2.8 million decrease in FDIC and state assessment is primarily related to a $2.3 million FDIC small bank assessment credit recorded in the third quarter of 2019, a lower assessment rate for 2019 and no surcharge expense being assessed by the FDIC during 2019. Small banks (total consolidated assets of less than $10 billion) were awarded FDIC assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. The assessment regulations provide that after the reserve ratio reaches 1.38% the FDIC will automatically apply small bank credits to reduce the banks’ regular deposit insurance assessments. Centennial Bank was classified as a small bank until January 1, 2018. During the third quarter, the Company was notified that the Deposit Insurance Fund (“DIF”) reserve ratio as of June 30, 2019 was 1.40%. As a result, the Company recorded its FDIC small bank assessment credit in the amount of $2.3 million during the third quarter of 2019.

Non-interest expense increased $11.7 million, or 6.1%, to $204.4 million for the nine months ended September 30, 2019 from $192.7 million for the same period in 2018. The primary factor that resulted in this increase was the increase in salaries and employee benefits expense. Other factors were changes related occupancy and equipment expense, data processing expense, other professional fees, other expense and FDIC and state assessment.

Additional details for the nine months ended September 30, 2019 on some of the more significant changes are as follows:

•

The $8.4 million increase in salaries and employee benefits expense is primarily due to increased salary expense related to the normal increased cost of doing business, additional employees hired as a result of the increased regulatory environment, a $318,000 increase in salary expense for Centennial CFG, $1.7 million of additional expense related to performance based restricted stock and stock options granted during the third quarter of 2018 under the “HOMB $2.00” incentive program and the completion of the acquisition of SPF during the second quarter of 2018, which accounted for $479,000 of the increase.

•	The $1.1 million increase in occupancy and equipment expense is primarily related to the normal increased cost of doing business.
•	The $1.1 million increase in data processing expense is primarily related to an in increase in software and license and core processing expenses.
•

The $3.9 million decrease in FDIC and state assessment is primarily related to a $2.3 million FDIC small bank assessment credit recorded in the third quarter of 2019, a lower assessment rate for 2019 and no surcharge expense being assessed by the FDIC during 2019. Small banks (total consolidated assets of less than $10 billion) were awarded FDIC assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. The assessment regulations provide that after the reserve ratio reaches 1.38% the FDIC will automatically apply small bank credits to reduce the banks’ regular deposit insurance assessments. Centennial Bank was classified as a small bank until January 1, 2018. During the third quarter, the Company was notified that the DIF reserve ratio as of June 30, 2019 was 1.40%. As a result, the Company recorded its FDIC small bank assessment credit in the amount of $2.3 million during the third quarter of 2019.

•	The $897,000 in hurricane expense is related to damages from Hurricane Michael which made landfall in Mexico Beach, Florida on October 10, 2018.
•

The $2.0 million increase in other professional fees is primarily related to $900,000 of expense incurred in relation to a completed outsourced special project as well expenses incurred in relation to the increased regulatory environment as a result of the Company exceeding $10 billion in assets.

•	The $1.5 million increase in other expense is primarily related to the continued growth of the Company.

Income Taxes

During the third quarter of 2019, the State of Florida reduced its corporate income tax rate from 5.50% to 4.458% for the tax years January 1, 2019 through December 31, 2021.  As a result of this reduction, our third quarter income taxes were reduced by $763,000 of which $497,000 were related to the first six months of 2019.  This rate decline has lowered the Company’s marginal tax rate from 26.135% to 25.819% for 2019.

During the third quarter of 2019, the Company made a strategic decision to surrender $47.5 million of its underperforming BOLI.  When a BOLI contract is surrendered the gains within the policy become taxable as well as a 10% IRS penalty on the gain.   As a result of this BOLI decision, the Company recorded a $3.7 million tax expense related to this transaction.

Income tax expense increased $1.8 million, or 7.3%, to $27.2 million for the three-month period ended September 30, 2019, from $25.4 million for the same period in 2018. Excluding the BOLI tax expense, the income tax expense would have been $23.5 million for a decrease of $1.8 million, or 7.2%.  The effective tax rate excluding the BOLI tax expense was 24.00% and 23.54% for the three-months period ended for September 30, 2018 and 2019, respectively.

Income tax expense decreased $756,000, or 1.0%, to $72.9 million for the nine-month period ended September 30, 2019, from $73.6 million for the same period in 2018. Excluding the BOLI tax expense, the income tax expense would have been $69.2 million for a decrease of $4.4 million, or 6.0%.  The effective tax rate excluding the BOLI tax expense was 24.30% and 23.93% for the nine-months period ended for September 30, 2018 and 2019, respectively.

Financial Condition as of and for the Period Ended September 30, 2019 and December 31, 2018

Our total assets as of September 30, 2019 decreased $400.5 million to $14.90 billion from the $15.30 billion reported as of December 31, 2018.  Cash and cash equivalents decreased $215.6 million, or 32.8%, for the nine-month period ended September 30, 2019. Our loan portfolio balance decreased to $10.77 billion as of September 30, 2019 from $11.07 billion at December 31, 2018. Total deposits increased $147.6 million to $11.05 billion as of September 30, 2019 from $10.90 billion as of December 31, 2018.  Stockholders’ equity increased $119.5 million to $2.47 billion as of September 30, 2019, compared to $2.35 billion as of December 31, 2018.  The increase in stockholders’ equity is primarily associated with the $152.8 million increase in retained earnings and $34.2 million of other comprehensive income, which was partially offset by stock repurchases of $75.4 million in 2019.

Loan Portfolio

Loans Receivable

Our loan portfolio averaged $10.94 billion and $10.91 billion during the three-month periods ended September 30, 2019 and 2018, respectively.  Our loan portfolio averaged $10.99 billion and $10.53 billion during the nine-month periods ended September 30, 2019 and 2018, respectively. Loans receivable were $10.77 billion and $11.07 billion as of September 30, 2019 and December 31, 2018, respectively.

From December 31, 2018 to September 30, 2019, the Company experienced a decline of approximately $299.9 million in loans.  Centennial CFG experienced $49.9 million of organic loan decline during the first nine months of 2019, while the legacy footprint experienced $250.0 million of organic loan decline during the first nine months of 2019.

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property.  Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York.  Loans receivable were approximately $3.69 billion, $4.90 billion, $220.1 million, $457.1 million and $1.50 billion as of September 30, 2019 in Arkansas, Florida, Alabama, SPF and Centennial CFG, respectively.

As of September 30, 2019, we had approximately $481.5 million of construction land development loans which were collateralized by land.  This consisted of approximately $190.0 million for raw land and approximately $291.5 million for land with commercial and or residential lots.

Table 8 presents our loans receivable balances by category as of September 30, 2019 and December 31, 2018.

Table 8: Loans Receivable

	As of	As of
	September 30, 2019	December 31, 2018
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$4,375,970	$4,806,684
Construction/land development	1,827,454	1,546,035
Agricultural	87,087	76,433
Residential real estate loans:
Residential 1-4 family	1,808,099	1,975,586
Multifamily residential	498,079	560,475
Total real estate	8,596,689	8,965,213
Consumer	469,741	443,105
Commercial and industrial	1,479,724	1,476,331
Agricultural	90,343	48,562
Other	135,449	138,668
Total loans receivable	$10,771,946	$11,071,879

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

As of September 30, 2019, commercial real estate loans totaled $6.29 billion, or 58.4% of loans receivable, as compared to $6.43 billion, or 58.1% of loans receivable, as of December 31, 2018.  Commercial real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $2.15 billion, $3.03 billion, $117.5 million, zero and $990.0 million at September 30, 2019, respectively.

Residential Real Estate Loans.  We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas.  Approximately 31.7% and 56.7% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of September 30, 2019, with the remaining 11.6% relating to condos and mobile homes.  Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of September 30, 2019, residential real estate loans totaled $2.31 billion, or 21.4% of loans receivable, compared to $2.54 billion, or 22.9% of loans receivable, as of December 31, 2018.  Residential real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $881.4 million, $1.26 billion, $70.0 million, zero and $97.7 million at September 30, 2019, respectively.

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

As of September 30, 2019, consumer loans totaled $469.7 million, or 4.4% of loans receivable, compared to $443.1 million, or 4.0% of loans receivable, as of December 31, 2018.  Consumer loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $41.0 million, $14.1 million, $1.1 million, $413.5 million and zero at September 30, 2019, respectively.

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

As of September 30, 2019, commercial and industrial loans totaled $1.48 billion, or 13.7% of loans receivable, compared to $1.48 billion, or 13.3% of loans receivable, as of December 31, 2018.  Commercial and industrial loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $500.7 million, $496.9 million, $30.1 million, $43.6 million and $408.6 million at September 30, 2019, respectively.

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

We have purchased loans with deteriorated credit quality in our September 30, 2019 financial statements as a result of our historical acquisitions.  The credit metrics most heavily impacted by our acquisitions of acquired loans with deteriorated credit quality were the following credit quality indicators listed in Table 9 below:

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

Table 9 sets forth information with respect to our non-performing assets as of September 30, 2019 and December 31, 2018.  As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 9: Non-performing Assets

	As of	As of
	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Non-accrual loans	$48,640	$47,083
Loans past due 90 days or more (principal or interest payments)	9,964	17,159
Total non-performing loans	58,604	64,242
Other non-performing assets
Foreclosed assets held for sale, net	8,639	13,236
Other non-performing assets	447	497
Total other non-performing assets	9,086	13,733
Total non-performing assets	$67,690	$77,975
Allowance for loan losses to non-performing loans	177.98%	169.35%
Non-performing loans to total loans	0.54	0.58
Non-performing assets to total assets	0.45	0.51

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

Total non-performing loans were $58.6 million and $64.2 million as of September 30, 2019 and December 31, 2018, respectively.  Non-performing loans at September 30, 2019 were $19.2 million, $37.0 million, $494,000, $1.9 million and zero in the Arkansas, Florida, Alabama, SPF and Centennial CFG markets, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing loans.  While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at September 30, 2019, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2019.  Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.  In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months.  For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan.  Only non-performing restructured loans are included in our non-performing loans.  As of September 30, 2019, we had $15.1 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $9.6 million, our Arkansas market contains $5.1 million and our Alabama market contains $381,000 of these restructured loans.

A loan modification that might not otherwise be considered may be granted resulting in classification as a TDR. These loans can involve loans remaining on non-accrual, moving to non-accrual, or continuing on an accrual status, depending on the individual facts and circumstances of the borrower. Generally, a non-accrual loan that is restructured remains on non-accrual for a period of nine months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can pay under the new terms and may result in the loan being returned to an accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan will remain in a non-accrual status.

The majority of the Bank’s loan modifications relates to commercial lending and involves reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan.  At September 30, 2019 and December 31, 2018, the amount of TDRs was $18.6 million and $19.7 million, respectively.  As of September 30, 2019 and December 31, 2018, 81.6% and 76.6%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $8.6 million as of September 30, 2019, compared to $13.2 million as of December 31, 2018 for a decrease of $4.6 million.  The foreclosed assets held for sale as of September 30, 2019 are comprised of $3.8 million of assets located in Arkansas, $4.8 million of assets located in Florida, $34,000 located in Alabama and zero from SPF and Centennial CFG.

During the first nine months of 2019, we had two foreclosed properties with a carrying value greater than $1.0 million.  The first property was a development property in Florida acquired from The Bank of Commerce with a carrying value of $2.1 million at September 30, 2019.  The second property was a development property in Florida with a carrying value of $1.4 million at September 30, 2019. The Company does not currently anticipate any additional losses on these properties.  As of September 30, 2019, no other foreclosed assets held for sale have a carrying value greater than $1.0 million.

Table 10 shows the summary of foreclosed assets held for sale as of September 30, 2019 and December 31, 2018.

Table 10: Foreclosed Assets Held For Sale

	As of	As of
	September 30, 2019	December 31, 2018
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,240	$5,555
Construction/land development	4,712	3,534
Residential real estate loans
Residential 1-4 family	1,687	4,142
Multifamily residential	—	5
Total foreclosed assets held for sale	$8,639	$13,236

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of September 30, 2019, average impaired loans were $83.0 million compared to $81.3 million as of December 31, 2018. As of September 30, 2019 and December 31, 2018, impaired loans were $76.8 million and $85.6 million, respectively.  Loan balances with a specific allocation decreased, and the specific allocation for impaired loans decreased by approximately $915,000.  As of September 30, 2019, our Arkansas, Florida, Alabama, SPF and Centennial CFG markets accounted for approximately $27.4 million, $46.6 million, $875,000, $1.9 million and zero of the impaired loans, respectively.

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

As of September 30, 2019 and December 31, 2018, there was not a material amount of purchased loans with deteriorated credit quality on non-accrual status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income.  Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 11 shows the summary of non-accrual loans as of September 30, 2019 and December 31, 2018:

Table 11: Total Non-Accrual Loans

	As of	As of
	September 30, 2019	December 31, 2018
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$14,403	$15,031
Construction/land development	1,900	5,280
Agricultural	827	20
Residential real estate loans
Residential 1-4 family	21,725	17,384
Multifamily residential	339	972
Total real estate	39,194	38,687
Consumer	1,421	2,912
Commercial and industrial	6,669	5,451
Agricultural	1,355	32
Other	1	1
Total non-accrual loans	$48,640	$47,083

If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $604,000 and $560,000, respectively, would have been recorded for the three-month periods ended September 30, 2019 and 2018.  If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.9 million and $1.6 million would have been recorded for each of the nine-month periods ended September 30, 2019 and 2018, respectively. The interest income recognized on non-accrual loans for the three and nine-month periods ended September 30, 2019 and 2018 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of September 30, 2019 and December 31, 2018:

Table 12: Loans Accruing Past Due 90 Days or More

	As of	As of
	September 30, 2019	December 31, 2018
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$6,148	$9,679
Construction/land development	1,530	3,481
Agricultural	282	—
Residential real estate loans
Residential 1-4 family	1,223	1,753
Multifamily residential	—	—
Total real estate	9,183	14,913
Consumer	621	720
Commercial and industrial	160	1,526
Agricultural and other	—	—
Total loans accruing past due 90 days or more	$9,964	$17,159

Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.54% and 0.58% at September 30, 2019 and December 31, 2018, respectively.

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

Between the receipt of the original appraisal and the updated appraisal, we monitor the loan's repayment history. If the loan is $3.0 million or greater or the total loan relationship is $5.0 million or greater, our policy requires an annual credit review.  For these loans, our policy requires financial statements from the borrowers and guarantors at least annually. In addition, we calculate the global repayment ability of the borrower/guarantors at least annually on these loans.

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

Loans Collectively Evaluated for Impairment.  Loans receivable collectively evaluated for impairment decreased by approximately $300.0 million from $10.79 billion at December 31, 2018 to $10.49 billion at September 30, 2019. The percentage of the allowance for loan losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment was 0.99% and 0.98% at September 30, 2019 and December 31, 2018, respectively.

Charge-offs and Recoveries.  Total charge-offs decreased to $2.3 million for the three months ended September 30, 2019, compared to $2.5 million for the same period in 2018.  Total charge-offs increased to $8.0 million for the nine months ended September 30, 2019, compared to $7.2 million for the same period in 2018.  Total recoveries decreased to $540,000 for the three months ended September 30, 2019, compared to $1.2 million for the same period in 2018.  Total recoveries decrease to $2.2 million for the nine months ended September 30, 2019, compared to $2.8 million for the same period in 2018.  For the three months ended September 30, 2019, net charge-offs were $928,000 for Arkansas, $486,000 for Florida, $306,000 for Alabama, $42,000 for SPF and zero for Centennial CFG.  These equal a net charge-off position of $1.8 million.  For the nine months ended September 30, 2019, net charge-offs were $2.8 million for Arkansas, $2.6 million for Florida, $291,000 for Alabama, $85,000 for SPF and zero for Centennial CFG.  These equal a net charge-off position of $5.8 million. While the 2019 charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million.

We have not charged off an amount less than what was determined to be the fair value of the collateral as presented in the appraisal, less estimated costs to sell (for collateral dependent loans), for any period presented.  Loans partially charged-off are placed on non-accrual status until it is proven that the borrower's repayment ability with respect to the remaining principal balance can be reasonably assured.  This is usually established over a period of 6-12 months of timely payment performance.

Table 13 shows the allowance for loan losses, charge-offs and recoveries as of and for the three and nine-month periods ended September 30, 2019 and 2018.

Table 13: Analysis of Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance, beginning of period	$106,066	$111,516	$108,791	$110,266
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	858	144	2,360	981
Construction/land development	133	337	1,445	399
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	522	608	1,183	2,339
Multifamily residential	—	—	—	—
Total real estate	1,513	1,089	4,988	3,719
Consumer	76	15	278	73
Commercial and industrial	143	744	1,152	1,816
Agricultural	—	—	—	—
Other	570	653	1,554	1,565
Total loans charged off	2,302	2,501	7,972	7,173
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	22	195	226	383
Construction/land development	(40)	90	78	209
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	274	307	770	801
Multifamily residential	3	2	11	43
Total real estate	259	594	1,085	1,436
Consumer	61	108	98	168
Commercial and industrial	62	251	466	568
Agricultural	—	—	—	—
Other	158	223	511	604
Total recoveries	540	1,176	2,160	2,776
Net loans charged off (recovered)	1,762	1,325	5,812	4,397
Provision for loan losses	—	—	1,325	4,322
Balance, June 30	$104,304	$110,191	$104,304	$110,191
Net charge-offs (recoveries) to average loans receivable	0.06%	0.05%	0.07%	0.06%
Allowance for loan losses to total loans	0.97	1.02	0.97	1.02
Allowance for loan losses to net charge-offs (recoveries)	1,492	2,096	1,342	1,874

Allocated Allowance for Loan Losses. We use a risk rating and specific reserve methodology in the calculation and allocation of our allowance for loan losses. While the allowance is allocated to various loan categories in assessing and evaluating the level of the allowance, the allowance is available to cover charge-offs incurred in all loan categories.

The changes for the period ended September 30, 2019 and the year ended December 31, 2018 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 14 presents the allocation of allowance for loan losses as of September 30, 2019 and December 31, 2018.

Table 14: Allocation of Allowance for Loan Losses

	As of September 30, 2019		As of December 31, 2018
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$34,506	40.6%	$41,721	43.4%
Construction/land development	29,091	17.0	21,302	14.0
Agricultural	825	0.8	615	0.7
Residential real estate loans:
Residential 1-4 family	16,186	16.8	22,547	17.8
Multifamily residential	3,183	4.6	4,187	5.1
Total real estate	83,791	79.8	90,372	80.97
Consumer	1,723	4.4	1,153	4.0
Commercial and industrial	15,618	13.7	14,981	13.3
Agricultural	3,172	0.8	2,175	0.4
Other	—	1.3	110	1.3
Total allowance for loan losses	$104,304	100.0%	$108,791	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue.  Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity.  Fair values of securities are based on quoted market prices where available.  If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.  The estimated effective duration of our securities portfolio was 2.4 years as of September 30, 2019.

Effective January 1, 2019, as permitted by ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, the Company reclassified the prepayable held-to-maturity investment securities, with a fair value of $193.6 million and $834,000 in net unrealized gains as of December 31, 2018, to available-for-sale investment securities.

As of December 31, 2018, we had $192.8 million of held-to-maturity securities. Of the $192.8 million of held-to-maturity securities as of December 31, 2018, $3.3 million were invested in U.S. Government-sponsored enterprises, $57.3 million were invested in mortgage-backed securities and $132.2 million were invested in state and political subdivisions.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale.  Available-for-sale securities were $2.09 billion and $1.79 billion as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, $1.21 billion, or 57.8%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $1.03 billion, or 57.6%, of our available-for-sale securities as of December 31, 2018.  To reduce our income tax burden, $429.2 million, or 20.6%, of our available-for-sale securities portfolio as of September 30, 2019, were primarily invested in tax-exempt obligations of state and political subdivisions, compared to $308.6 million, or 17.3%, of our available-for-sale securities as of December 31, 2018.  We had $419.4 million, or 20.1%, invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2019, compared to $414.1 million, or 23.2%, of our available-for-sale securities as of December 31, 2018. Also, we had approximately $33.4 million, or 1.6%, invested in other securities as of September 30, 2019, compared to $34.4 million, or 1.9% of our available-for-sale securities as of December 31, 2018.

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

Deposits

Our deposits averaged $11.17 billion for the three-month period ended September 30, 2019.  Total deposits were $11.05 billion as of September 30, 2019, and $10.90 billion as of December 31, 2018.  Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers.  Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit.  Deposits are gathered from individuals, partnerships and corporations in our market areas.  In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 15 reflects the classification of the brokered deposits as of September 30, 2019 and December 31, 2018.

Table 15: Brokered Deposits

	September 30, 2019	December 31, 2018
	(In thousands)
Time Deposits	$100,168	$125,610
CDARS	109	109
Insured Cash Sweep and Other Transaction Accounts	480,390	534,508
Total Brokered Deposits	$580,667	$660,227

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions.  The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, increased eight times from a target rate of 0.25% to 0.50% as of December 31, 2015 to a target rate of 2.25% to 2.50% as of December 31, 2018. The Federal Reserve has lowered the target rate twice during 2019. On July 31, 2019, the target rate was lowered to 2.00% to 2.25%, and the rate was lowered again on September 18, 2019 to 1.75% to 2.00%. The target rate is currently at 1.75% to 2.00% as of September 30, 2019, which has decreased from the target rate of 2.25% to 2.50% as of December 31, 2018.

Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and nine-month periods ended September 30, 2019 and 2018.

Table 16: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2019		2018
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$2,530,664	—%	$2,512,690	—%
Interest-bearing transaction accounts	6,000,823	1.27	5,758,161	1.05
Savings deposits	628,668	0.25	648,550	0.19
Time deposits:
$100,000 or more	1,556,618	2.16	1,183,503	1.63
Other time deposits	458,012	1.28	477,626	0.80
Total	$11,174,785	1.05%	$10,580,530	0.80%

	Nine Months Ended September 30,
	2019		2018
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$2,508,082	—%	$2,464,032	—%
Interest-bearing transaction accounts	6,006,220	1.30	5,767,190	0.91
Savings deposits	628,589	0.26	655,299	0.19
Time deposits:
$100,000 or more	1,489,161	2.09	1,101,628	1.40
Other time deposits	465,021	1.20	494,357	0.69
Total	$11,097,073	1.05%	$10,482,506	0.69%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced.  Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $13.4 million, or 9.3%, from $143.7 million as of December 31, 2018 to $157.0 million as of September 30, 2019.

FHLB and Other Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $691.4 million and $1.47 billion at September 30, 2019 and December 31, 2018, respectively. The decrease is due to a change in the Company’s funding position whereby loan balances have decreased and deposit balance have increased. As a result, the Company used the excess cash generated by these changes to pay down FHLB advances. The Company had no other borrowed funds as of September 30, 2019. Other borrowed funds were $2.5 million and were classified as short-term advances as of December 31, 2018. At September 30, 2019, $145.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively.  At December 31, 2018, $782.6 million and $689.8 million of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2033 with fixed interest rates ranging from 1.20% to 2.85%.  Maturities of borrowings as of September 30, 2019 include: 2019 – $145.0 million; 2020 – $146.4 million; 2021 – zero; 2022 – zero; after 2023 – $400.0 million.  Expected maturities could differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $369.4 million and $368.8 million as of September 30, 2019 and December 31, 2018, respectively.

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

Stockholders’ Equity

Stockholders’ equity was $2.47 billion at September 30, 2019 compared to $2.35 billion at December 31, 2018.  The increase in stockholders’ equity is primarily associated with a $152.8 million increase in retained earnings for the first nine months of 2019 combined with a $33.7 million increase in comprehensive income, which was partially offset by the $75.4 million in stock repurchases.  The annualized improvement in stockholders’ equity for the first nine months of 2019 was 6.8%. As of September 30, 2019 and December 31, 2018, our equity to asset ratio was 16.57% and 15.36%, respectively.  Book value per share was $14.80 as of September 30, 2019, compared to $13.76 as of December 31, 2018, a 10.0% annualized increase.

Common Stock Cash Dividends.  We declared cash dividends on our common stock of $0.13 per share and $0.12 per share for the three-month periods ended September 30, 2019 and 2018, respectively.  The common stock dividend payout ratio for the three months ended September 30, 2019 and 2018 was 29.9% and 26.1%, respectively.  The common stock dividend payout ratio for the nine months ended September 30, 2019 and 2018 was 29.6% and 25.8%, respectively.  For the fourth quarter of 2019, the Board of Directors declared a regular $0.13 per share quarterly cash dividend payable December 4, 2019, to shareholders of record November 13, 2019.

Stock Repurchase Program.  On January 18, 2019, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the remaining amount of authorized shares to repurchase to 9,919,447 shares.  During the first nine months of 2019, the Company utilized a portion of this stock repurchase program. We repurchased a total of 4,031,722 shares with a weighted-average stock price of $18.67 per share during the first nine months of 2019.  The remaining balance available for repurchase was 5,887,725 shares at September 30, 2019.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2019 and December 31, 2018, we met all regulatory capital adequacy requirements to which we were subject.

Table 17 presents our risk-based capital ratios on a consolidated basis as of September 30, 2019 and December 31, 2018.

Table 17: Risk-Based Capital

	As of September 30, 2019	As of December 31, 2018
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$2,469,389	$2,349,886
Goodwill and core deposit intangibles, net	(996,119)	(1,000,842)
Unrealized (gain) loss on available-for-sale securities	(19,882)	13,815
Deferred tax assets	—	—
Total common equity Tier 1 capital	1,453,388	1,362,859
Qualifying trust preferred securities	70,947	70,841
Total Tier 1 capital	1,524,335	1,433,700
Tier 2 capital
Qualifying subordinated notes	298,416	297,949
Qualifying allowance for loan losses	104,304	108,791
Total Tier 2 capital	402,720	406,740
Total risk-based capital	$1,927,055	$1,840,440
Average total assets for leverage ratio	$13,997,113	$13,838,137
Risk weighted assets	$11,929,012	$12,022,576
Ratios at end of period
Common equity Tier 1 capital	12.18%	11.34%
Leverage ratio	10.89	10.36
Tier 1 risk-based capital	12.78	11.93
Total risk-based capital	16.15	15.31
Minimum guidelines – Basel III phase-in schedule
Common equity Tier 1 capital	7.00%	6.375%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	7.875
Total risk-based capital	10.50	9.875
Minimum guidelines – Basel III fully phased-in
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

In Table 18 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 18: Earnings, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$72,763	$80,284	$216,277	$229,373
Adjustments:
FDIC Small Bank Assessment Credit	(2,291)	—	(2,291)	—
Special dividend from equity investment	—	—	(2,134)	—
Hurricane expenses	—	—	897	—
Outsourced special project expense	—	—	900	—
Total adjustments	(2,291)	—	(2,628)	—
Tax-effect of adjustments (1)	(592)	—	(679)	—
Adjustments after-tax	(1,699)	—	(1,949)	—
Florida tax savings	(497)	—	—	—
BOLI redemption tax	3,667	—	3,667	—
Total Adjustments after-tax (B)	1,471	—	1,718	—
Earnings, as adjusted (C)	$74,234	$80,284	$217,995	$229,373
Average diluted shares outstanding (D)	167,178	174,867	168,178	174,394
GAAP diluted earnings per share: A/D	$0.44	$0.46	$1.29	$1.32
Adjustments after-tax B/D	—	—	0.01	—
Diluted earnings per common share, as adjusted: C/D	$0.44	$0.46	$1.30	$1.32

(1)	Blended statutory tax rate of 25.819% for the three and nine-month periods ended September 30, 2019 and 26.135% for the three and nine-month periods ended September 30, 2018.

We had $996.5 million, $1.00 billion, and $1.00 billion total goodwill, core deposit intangibles and other intangible assets as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets, as adjusted, return on average tangible equity excluding intangible amortization, return on average tangible equity, as adjusted and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 19 through 22, respectively.

Table 19: Tangible Book Value Per Share

	As of September 30, 2019	As of December 31, 2018
	(In thousands, except per share data)
Book value per share: A/B	$14.80	$13.76
Tangible book value per share: (A-C-D)/B	8.83	7.90
(A) Total equity	$2,469,389	$2,349,886
(B) Shares outstanding	166,860	170,720
(C) Goodwill	$958,408	$958,408
(D) Core deposit and other intangibles	38,136	42,896

Table 20: Return on Average Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Return on average assets: A/D	1.93%	2.14%	1.92%	2.12%
Return on average assets excluding intangible amortization: B/(D-E)	2.10	2.33	2.09	2.31
Return on average assets excluding FDIC Small Bank Assessment Credit, Florida tax savings, BOLI redemption tax, special dividend from equity investment, hurricane expenses & outsourced special project expense: (ROA, as adjusted): (A+C)/D	1.96	2.14	1.94	2.12
(A) Net income	$72,763	$80,284	$216,277	$229,373
Intangible amortization after-tax	1,177	1,194	3,531	3,595
(B) Earnings excluding intangible amortization	$73,940	$81,478	$219,808	$232,968
(C) Adjustments after-tax	$1,471	$—	$1,718	$—
(D) Average assets	14,993,232	14,880,931	15,056,852	14,475,630
(E) Average goodwill, core deposits and other intangible assets	997,309	1,001,843	998,889	984,639

Table 21: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Return on average equity: A/D	11.84%	13.74%	12.12%	13.56%
Return on average common equity excluding FDIC Small Bank Assessment Credit, Florida tax savings, BOLI redemption tax, special dividend from equity investment, hurricane expenses & outsourced special project expense: (ROE, as adjusted) ((A+C)/D)	12.08	13.74	12.21	13.56
Return on average tangible common equity: (A/(D-E))	20.04	24.20	20.84	24.02
Return on average tangible equity excluding intangible amortization: B/(D-E)	20.36	24.56	21.18	24.39
Return on average tangible common equity excluding FDIC Small Bank Assessment Credit, Florida tax savings, BOLI redemption tax, special dividend from equity investment, hurricane expenses & outsourced special project expense: (ROTCE, as adjusted) ((A+C)/(D-E))	20.45	24.20	21.00	24.02
(A) Net income	$72,763	$80,284	$216,277	$229,373
(B) Earnings excluding intangible amortization	73,940	81,478	219,808	232,968
(C) Adjustments after-tax	1,471	—	1,718	—
(D) Average equity	2,437,820	2,317,930	2,386,740	2,261,594
(E) Average goodwill, core deposits and other intangible assets	997,309	1,001,843	998,889	984,639

Table 22: Tangible Equity to Tangible Assets

	As of September 30, 2019	As of December 31, 2018
	(Dollars in thousands)
Equity to assets: B/A	16.57%	15.36%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	10.59	9.43
(A) Total assets	$14,901,935	$15,302,438
(B) Total equity	2,469,389	2,349,886
(C) Goodwill	958,408	958,408
(D) Core deposit and other intangibles	38,136	42,896

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

Table 23: Efficiency Ratio, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net interest income (A)	$142,977	$145,910	$423,434	$420,731
Non-interest income (B)	24,749	25,847	71,487	79,325
Non-interest expense (C)	67,764	66,123	204,445	192,731
FTE Adjustment (D)	1,247	1,489	3,933	4,101
Amortization of intangibles (E)	1,587	1,617	4,760	4,867
Adjustments:
Non-interest income:
Special dividend from equity investments	$—	$—	$2,134	$—
Gain (loss) on OREO, net	334	836	598	2,287
Gain (loss) on sale of branches, equipment and other assets, net	12	(102)	(38)	(95)
Total non-interest income adjustments (F)	$346	$734	$2,694	$2,192
Non-interest expense:
FDIC Small Bank Assessment Credit	$(2,291)	$—	$(2,291)	$—
Hurricane expenses	—	—	897	—
Outsourced special project expense	—	—	900	—
Total non-interest expense adjustments (G)	$(2,291)	$—	$(494)	$—
Efficiency ratio (reported): ((C-E)/(A+B+D))	39.16%	37.23%	40.03%	37.26%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	40.60%	37.39%	40.35%	37.43%

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, unpledged available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs.  As of September 30, 2019, our cash and cash equivalents were $442.3 million, or 3.0% of total assets, compared to $657.9 million, or 4.3% of total assets, as of December 31, 2018.  Our unpledged available-for-sale investment securities and federal funds sold were $1.18 billion and $611.1 million as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, our investment portfolio was comprised of approximately 72.2% or $1.49 billion of securities which mature in less than five years.  As of September 30, 2019 and December 31, 2018, $913.2 million and $1.32 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase. The decrease in investments pledged to secure public deposits is due to the Company increasing the usage of FHLB letters of credit in order to secure public deposits. The Company made this strategic decision to improve the on-balance-sheet liquidity as well as the liquidity ratio. The Company defines the liquidity ratio as the sum of cash, unpledged securities and federal funds sold divided by total liabilities. The Company’s liquidity ratio was 13.02% as of September 30, 2019 compared to 9.80% as of December 31, 2018.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of September 30, 2019, our total deposits were $11.05 billion, or 74.1% of total assets, compared to $10.90 billion, or 71.2% of total assets, as of December 31, 2018. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

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

As of September 30, 2019 and December 31, 2018, we could have borrowed up to $307.4 million and $288.0 million, respectively, on a secured basis from the Federal Reserve, up to $30.0 million from First National Bankers’ Bank on an unsecured basis, up to $20.0 million from First National Bankers’ Bank on a secured basis and up to $45.0 million in the aggregate from other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $691.4 million and $1.47 billion at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, $145.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2018, $782.6 million and $698.8 million of the outstanding balance were issued as short-term and long-term advances, respectively.  Our FHLB borrowing capacity was $2.91 billion and $2.62 billion as of September 30, 2019 and December 31, 2018, respectively.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively.  At September 30, 2019, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 24 presents our sensitivity to net interest income as of September 30, 2019.

Table 24: Sensitivity of Net Interest Income

Percentage
Change
Interest Rate Scenario	from Base
Up 200 basis points	9.12%
Up 100 basis points	4.63
Down 100 basis points	(6.21)
Down 200 basis points	(12.02)

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

As of September 30, 2019, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 8.8%.

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

Table 25 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of September 30, 2019.

Table 25: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$270,804	$—	$—	$—	$—	$—	$—	$270,804
Federal funds sold	1,650	—	—	—	—	—	—	1,650
Investment securities	386,910	90,746	109,814	218,414	270,932	519,830	490,862	2,087,508
Loans receivable	3,274,272	787,368	757,492	1,505,853	1,592,247	2,212,486	642,228	10,771,946
Total earning assets	3,933,636	878,114	867,306	1,724,267	1,863,179	2,732,316	1,133,090	13,131,908
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$1,177,051	$520,336	$780,504	$1,561,008	$886,093	$643,729	$1,051,895	$6,620,616
Time deposits	427,106	398,111	324,178	497,035	258,158	125,822	2,137	2,032,547
Federal funds purchased	50,000	—	—	—	—	—	—	50,000
Securities sold under repurchase agreements	157,038	—	—	—	—	—	—	157,038
FHLB and other borrowed funds	95,000	50,000	—	143,000	3,443	—	400,000	691,443
Subordinated debentures	70,948	—	—	—	—	298,415	—	369,363
Total interest-bearing liabilities	1,977,143	968,447	1,104,682	2,201,043	1,147,694	1,067,966	1,454,032	9,921,007
Interest rate sensitivity gap	$1,956,493	$(90,333)	$(237,376)	$(476,776)	$715,485	$1,664,350	$(320,942)	$3,210,901
Cumulative interest rate sensitivity gap	$1,956,493	$1,866,160	$1,628,784	$1,152,008	$1,867,493	$3,531,843	$3,210,901
Cumulative rate sensitive assets to rate sensitive liabilities	199.0%	163.4%	140.2%	118.4%	125.2%	141.7%	132.4%
Cumulative gap as a % of total earning assets	14.9%	14.2%	12.4%	8.8%	14.2%	26.9%	24.5%

Item 4:CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2019, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31, 2019	—	$—	—	6,502,725
August 1 through August 31, 2019	570,000	17.93	570,000	5,932,725
September 1 through September 30, 2019	45,000	17.54	45,000	5,887,725
Total	615,000		615,000

(1)	The above described stock repurchase program has no expiration date.

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

15	Awareness of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	InlineXBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC.

(Registrant)

Date:	November 8, 2019	/s/ John W. Allison
John W. Allison, Chairman and Acting Chief Executive Officer

Date:	November 8, 2019	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	November 8, 2019	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer