Form 10-K
period 2019-12-31
HOME BANCSHARES INC
filed 2020-02-26
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019

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

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2019, was $3.23 billion based upon the last trade price as reported on the NASDAQ Global Select Market of $19.26.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Common Stock Issued and Outstanding: 166,065,960 shares as of February 24, 2020.

Documents incorporated by reference: Part III is incorporated by reference from the registrant’s Proxy Statement relating to its 2020 Annual Meeting to be held on April 16, 2020.

HOME BANCSHARES, INC.

FORM 10-K

December 31, 2019

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

PART I

Item 1. BUSINESS

Company Overview

Home BancShares, Inc. (“Home BancShares”, which may also be referred to in this document as “we,” “us,” “HBI” or the “Company”) is a Conway, Arkansas headquartered bank holding company registered under the federal Bank Holding Company Act of 1956. The Company’s common stock is traded through the NASDAQ Global Select Market under the symbol “HOMB.” We are primarily engaged in providing a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals and municipalities through our wholly owned community bank subsidiary – Centennial Bank. Centennial Bank has branch locations in Arkansas, Florida, South Alabama and New York City. Although the Company has a diversified loan portfolio, at December 31, 2019 and 2018, commercial real estate loans represented 57.8% and 58.1% of gross loans and 250.0% and 273.6% of total stockholders’ equity, respectively. The Company’s total assets, total deposits, total revenue and net income for each of the past three years are as follows:

	As of or for the Years Ended December 31,
	2019	2018	2017
		(In thousands)
Total assets	$15,032,047	$15,302,438	$14,449,760
Total deposits	11,278,383	10,899,778	10,388,502
Total revenue (interest income plus non-interest income)	817,504	788,200	619,887
Net income	289,539	300,403	135,083

Home BancShares acquires, organizes and invests in community banks that serve attractive markets. Our community banking team is built around experienced bankers with strong local relationships.  The Company was formed in 1998 by an investor group led by John W. Allison, our Chairman, and Robert H. “Bunny” Adcock, Jr., one of our directors.  Since opening our first subsidiary bank in 1999, we have acquired and integrated a total of 22 banks with locations in Arkansas, Florida and Alabama, including 17 banks since 2010, seven of which we acquired through Federal Deposit Insurance Corporation (“FDIC”) assisted transactions. Our subsidiary bank has operated under a single charter and the Centennial Bank name since 2009. In 2015, after acquiring a pool of national commercial real estate loans, we created Centennial Commercial Finance Group (“Centennial CFG”) to build out a national lending platform focused on commercial real estate as well as commercial and industrial loans. Centennial CFG operates out of our New York City branch office and loan production offices in Los Angeles, California, Dallas, Texas and Miami, Florida. On June 30, 2018, we acquired Shore Premier Finance (“SPF”), a marine-lending division of Union Bank & Trust of Richmond, Virginia, and established the SPF division of Centennial Bank to build out a lending platform focusing on commercial and consumer marine loans. The SPF division operates out of a loan production office in Chesapeake, Virginia.

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

Doral Bank's Florida Panhandle Operations – On February 27, 2015, Centennial Bank acquired in an FDIC-assisted transaction all the deposits and substantially all the assets of the Florida Panhandle operations of Doral Bank of San Juan, Puerto Rico ("Doral Florida") through an alliance agreement with Banco Popular of Puerto Rico (“Popular”), who was the successful lead bidder to acquire the assets and liabilities of the failed Doral Bank from the FDIC, as receiver for Doral Bank.  Including the effects of the purchase accounting adjustments, the acquisition provided the Company with loans of approximately $37.9 million net of loan discounts, deposits of approximately $467.6 million, plus a $428.2 million cash settlement to balance the transaction.  The FDIC did not provide any loss-sharing with respect to these acquired assets.

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

Pool of National Commercial Real Estate Loans – On April 1, 2015, Centennial Bank purchased a pool of national commercial real estate loans totaling approximately $289.1 million from AM PR LLC, an affiliate of J.C. Flowers & Co. (collectively, the "Seller") for a purchase price of 99% of the total principal value of the acquired loans.  The acquired loans were originated by the former Doral Bank within its Doral Property Finance portfolio and were transferred to the Seller by Popular upon its acquisition of the assets and liabilities of Doral Bank from the FDIC.  This pool of loans is now managed by Centennial CFG, which is responsible for servicing the acquired loan pool and originating new loan production.

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

Stonegate Bank – On September 26, 2017, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Stonegate Bank (“Stonegate”), and merged Stonegate into Centennial Bank. The Company paid a purchase price to the Stonegate shareholders of approximately $792.4 million for the Stonegate acquisition.  Under the terms of the merger agreement, shareholders of Stonegate received 30,863,658 shares of HBI common stock valued at approximately $742.3 million at the time of closing plus approximately $50.1 million in cash in exchange for all outstanding shares of Stonegate common stock.  In addition, the holders of outstanding stock options of Stonegate received approximately $27.6 million in cash in connection with the cancellation of their options immediately before the acquisition closed, for a total transaction value of approximately $820.0 million.

Including the effects of the purchase accounting adjustments, as of acquisition date, Stonegate had approximately $2.89 billion in total assets, $2.37 billion in loans and $2.53 billion in customer deposits.  Stonegate formerly operated its banking business from 24 locations in key Florida markets with significant presence in Broward and Sarasota counties.

Shore Premier Finance – On June 30, 2018, the Company completed the acquisition of Shore Premier Finance (“SPF”), a division of Union Bank & Trust of Richmond, Virginia, the bank subsidiary of Union Bankshares Corporation.  The Company paid a purchase price of approximately $377.4 million in cash, subject to certain post-closing adjustments, and 1,250,000 shares of HBI common stock valued at approximately $28.2 million at the time of the acquisition.  SPF provides direct consumer financing for United States Coast Guard (“USCG”) registered high-end sail and power boats.  Additionally, SPF provides inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.

Including the purchase accounting adjustments, as of acquisition date, SPF had approximately $377.0 million in total assets, including $376.2 million in total loans, which resulted in goodwill of $30.5 million being recorded.

This portfolio of loans is now housed in a division of Centennial Bank known as Shore Premier Finance.  The SPF division of Centennial Bank is responsible for servicing the acquired loan portfolio and originating new loan production. In connection with this acquisition, Centennial Bank opened a new loan production office in Chesapeake, Virginia, to house the SPF division.  Through the SPF division, Centennial Bank is working to build out a lending platform focusing on commercial and consumer marine loans.

For an additional discussion regarding the acquisition of SPF, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. For an additional discussion regarding the acquisitions of BOC, GHI and Stonegate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. For an additional discussion regarding the acquisitions of Doral Florida, the pool of national commercial real estate loans and FBBI, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Our Management Team

The following table sets forth, as of December 31, 2019, information concerning the individuals who are our executive officers.

		Positions Held with	Positions Held with
Name	Age	Home BancShares, Inc.	Centennial Bank

John W. Allison	73	Chairman of the Board, Chief Executive Officer and President	Director

Brian S. Davis	54	Chief Financial Officer, Treasurer, Director and Executive Officer	Chief Financial Officer, Treasurer and Director

Jennifer C. Floyd	45	Chief Accounting Officer and Executive Officer	Chief Accounting Officer

Kevin D. Hester	56	Chief Lending Officer and Executive Officer	Chief Lending Officer and Director

J. Stephen Tipton	38	Chief Operating Officer and Executive Officer	Chief Operating Officer

Tracy M. French	58	Director and Executive Officer	Chairman of the Board, Chief Executive Officer and President

Donna J. Townsell	49	Senior Executive Vice President, Director of Investor Relations, Director and Executive Officer	Senior Executive Vice President and Director

Russell D. Carter, III	44	Executive Officer	Regional President

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

•

Organic growth – We believe our current branch network provides us with the capacity to grow within our existing market areas. We also believe we are well positioned to attract new business and additional experienced personnel as a result of ongoing changes in our competitive markets.  We believe the markets we entered into as a result of historical acquisitions provide us opportunities for organic growth as we now have a presence in several large markets where our market share has not previously been significant.  Through our Centennial CFG franchise, we are continuing to build out a national lending platform that focuses on commercial real estate plus commercial and industrial loans. Additionally, through our SPF division, we are continuing to build a lending platform focusing on commercial and consumer marine loans. As opportunities arise, we will evaluate new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During 2019, three de novo branch locations were opened in Hialeah and Orlando, Florida, and in Russellville, Arkansas.  We will continue to evaluate de novo opportunities during 2020 and make decisions on a case-by-case basis in the best interest of the shareholders.

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

•

Continue to improve profitability – We will continue to strive to improve our profitability and achieve high performance ratios as we continue to utilize the available capacity of branches and employees. As we work out problem loans in our special assets department, we plan to emphasize business development and relationship enhancement in lending and retail areas in our newly acquired markets. Our efficiency ratio has improved from 62.68% for the year ended 2008 to 40.34% for the year ended 2019. The efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. Our efficiency ratio, as adjusted, has improved from 57.44% for the year ended 2008 to 40.55% for the year ended 2019. The efficiency ratio, as adjusted, is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding certain adjustments such as merger expenses and/or gain and losses. These improvements in operating efficiency are being driven by, among other factors, increasing revenue from organic loan growth, improving our cost savings from the acquisitions, implementing our efficiency study initiatives, streamlining the processes in our lending and retail operations and improving our purchasing power.

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

Our Market Areas

As of December 31, 2019, we conducted business principally through 77 branches in Arkansas, 78 branches in Florida, five branches in Alabama and one branch in New York City.  Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have opportunities for deposit market share growth. As of December 31, 2019, we also operate loan production offices in Los Angeles, California; Miami, Florida and Dallas, Texas through our Centennial CFG division and in Chesapeake, Virginia through our SPF division.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses as well as to consumers for a variety of purposes.

Our loan portfolio as of December 31, 2019, was comprised as follows:

	Total Loans Receivable	Percentage of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,412,769	40.6%
Construction/land development	1,776,689	16.3
Agricultural	88,400	0.8
Residential real estate loans
Residential 1-4 family	1,819,221	16.7
Multifamily residential	488,278	4.5
Total real estate	8,585,357	78.9
Consumer	511,909	4.7
Commercial and industrial	1,528,003	14.1
Agricultural	63,644	0.6
Other	180,797	1.7
Total	$10,869,710	100.0%

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

Real Estate – Residential. Our residential mortgage loan program primarily originates loans to individuals for the purchase of residential property. We generally do not retain long-term, fixed-rate residential real estate loans in our portfolio due to interest rate and collateral risks. Residential mortgage loans to individuals retained in our loan portfolio primarily consisted of approximately 31.6% owner occupied 1-4 family properties and approximately 56.9% non-owner occupied 1-4 family properties (rental) as of December 31, 2019 with the remaining 11.5% relating to condos and mobile homes. The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. Often, a secondary source of repayment will include the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.

Consumer. While our focus is on service to small and medium-sized businesses, we also make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans originated by our bank, the primary portion of which consists of loans to finance USCG registered high-end sail and power boats through our SPF division. The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics. When secured, we may independently assess the value of the collateral using a third-party valuation source.

Commercial and Industrial. Our commercial and industrial loan portfolio primarily consisted of 51.3% inventory/accounts receivable financing, 12.4% equipment/vehicle financing and 36.4% other, including letters of credit at less than 1%, as of December 31, 2019. This category includes loans to smaller business ventures, credit lines for working capital and short-term inventory financing, for example. These loans are typically secured by the assets of the business and are supplemented by personal guaranties of the principals and often mortgages on the principals’ primary residences.  The primary source of repayment may be conversion of the assets into cash flow, as in inventory and accounts receivable, or may be cash flow generated by operations, as in equipment/vehicle financing. Assessing the value of inventory can involve many factors including, but not limited to, type, age, condition, level of conversion and marketability, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of accounts receivable can involve many factors including, but not limited to, concentration, aging, and industry, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of equipment/vehicles may involve a third-party valuation source, where applicable.

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

Lending Policies. We have established common loan documentation procedures and policies, based on the type of loan, for our bank subsidiary. The board of directors periodically reviews these policies for validity. In addition, it has been and will continue to be our practice to attempt to independently verify information provided by our borrowers, including assets and income. We have not made loans similar to those commonly referred to as “no doc” or “stated income” loans. We focus on the primary and secondary methods of repayment and prepare global cash flows where appropriate. There are legal restrictions on the dollar amount of loans available for each lending relationship. The Arkansas Banking Code provides that no loan relationship may exceed 20% of a bank’s risk-based capital, and we are in compliance with this restriction. In addition, we are not dependent upon any single lending relationship for an amount exceeding 10% of our revenues. As of December 31, 2019, the maximum amount outstanding to a single borrower was $129.7 million.  As primarily a community lender, we believe from time to time it is in our best interest to agree to modifications or restructurings. These modifications/restructurings can take the form of a reduction in interest rate, a move to interest-only from principal and interest payments, or a lengthening in the amortization period or any combination thereof. Occasionally, we will modify/restructure a single loan by splitting it into two loans following the interagency guidance involving the workout of commercial real estate loans. The loan representing the portion that is supported by the current cash flow of the borrower or project will remain on our books, while the new loan representing the portion that cannot be serviced by the current cash flow is charged-off.  Furthermore, we may make an additional loan or loans to a borrower or related interest of a borrower who is past due more than 90 days. These circumstances will be very limited in nature, and when approved by the appropriate lending authority, will likely involve obtaining additional collateral that will improve the collectability of the overall relationship. It is our belief that judicious usage of these tools can improve the quality of our loan portfolio by providing our borrowers an improved probability of survival during difficult economic times.

Loan Approval Procedures. Our bank subsidiary has supplemented our common loan policies to establish its loan approval procedures as follows:

•

Individual Authorities. The board of directors of Centennial Bank establishes the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The approval authority for individual loan officers ranges from $15,000 to $1.0 million for secured loans and from $1,000 to $100,000 for unsecured loans.

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

•

Directors’ Loan Committee. Our bank subsidiary has Directors’ Loan Committees (“DLCs”) throughout our market areas consisting of outside directors and senior lenders of the respective market areas. Generally, each DLC requires a majority of outside directors be present to establish a quorum. Generally, this committee is chaired either by the Division Chief Lending Officer or the Regional President. The regional DLCs have approval authority up to $6.0 million secured and $500,000 unsecured.

•

Executive Loan Committee – The board of directors of Centennial Bank established the Executive Loan Committee consisting of outside board members and members of executive management. This committee requires five voting members to establish a quorum, including at least two of the outside board members, and is chaired by the Chief Lending Officer of the bank. The Executive Loan Committee has approval authority up to the Bank’s legal lending limit, subject to exception approval by the full Board for single loans over $100 million or relationships over $200 million. In addition, any relationship above $20 million must have the specific approval of both the Chairman and our director Richard H. Ashley.

Currently, our board of directors has established an in-house consolidated lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman and our director Richard H. Ashley.  We have 96 separate relationships that exceed this in-house limit.

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

Competition

As of December 31, 2019, we conducted business through 161 branches in our primary market areas of Pulaski, Faulkner, Craighead, Lonoke, Pope, Washington, White, Benton, Greene, Sebastian, Cleburne, Independence, Stone, Baxter, Clay, Conway, Crawford, Johnson, Saline, Sharp and Yell counties in Arkansas; Broward, Monroe, Hillsborough, Leon, Sarasota, Bay, Franklin, Palm Beach, Gulf, Charlotte, Collier, Escambia, Orange, Osceola, Pasco, Pinellas, Polk, Walton, Miami-Dade, Lee, Calhoun, Gadsden, Hernando, Liberty, Okaloosa, Santa Rosa, Seminole, Wakulla and Manatee counties in Florida; Baldwin County in Alabama; and New York County in New York. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in these respective states, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do.  To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.

Employees

On December 31, 2019, we had 1,920 full-time equivalent employees. Except for any additional employees acquired in future acquisitions, we expect that our 2020 staffing levels will be slightly higher than those at year end 2019 to meet increased regulatory requirements resulting from exceeding $10 billion in assets. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices, or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as approximately $2 million for each day the activity continues.

Annual Reporting; Examinations. We are required to file annual reports with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries and charge the company for the cost of such examination.

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies having $500 million or more in assets on a consolidated basis. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base.  The guidelines in effect as of December 31, 2019 require a minimum total risk-based capital ratio of 8.0% (of which at least 6.0% is required to consist of Tier 1 capital elements) and a total risk-based capital ratio of at least 10% (of which at least 8.0% is required to consist of Tier 1 capital elements) to be “well-capitalized.”  Total capital is the sum of Tier 1 and Tier 2 capital.  As of December 31, 2019, our Tier 1 risk-based capital ratio was 13.03% and our total risk-based capital ratio was 16.35%. Thus, as of December 31, 2019, we are considered well-capitalized for regulatory purposes.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. Well-capitalized is a leverage ratio in excess of 5%.  As of December 31, 2019, our leverage ratio was 11.27%.

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

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III:  A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more and savings and loan holding companies (collectively, “banking organizations”).  Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets) and assigns higher risk weightings (150%) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  As of December 31, 2019, the Company’s common equity Tier 1 capital ratio was 12.44%.

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

The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% of common equity Tier 1 capital to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective for the Company and our bank subsidiary on January 1, 2015.  The capital conservation buffer requirement began being phased in on January 1, 2016, and the full capital conservation buffer requirement became effective January 1, 2019. As of December 31, 2019, our capital conservation buffer was 7.03%.

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

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) was signed into law, making certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulations. Among other things, the law raises the asset thresholds for Dodd-Frank Act company-run stress testing, liquidity coverage and living will requirements for bank holding companies to $250 billion, subject to the ability of the Fed to apply such requirements to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns. On July 6, 2018, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) issued a joint interagency statement regarding the impact of the EGRRCPA. As a result of this statement and the EGRRCPA, we and our bank subsidiary are no longer subject to Dodd-Frank Act stress testing requirements and were not required to undergo stress testing in 2019. Notwithstanding these amendments to the stress testing requirements, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. We will continue to monitor our capital consistent with the safety and soundness expectations of the federal regulators.

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

There are certain state-law limitations on the payment of dividends by our bank subsidiary. Centennial Bank, which is subject to Arkansas banking laws, may not declare or pay a dividend of 75% or more of the net profits of such bank after all taxes for the current year plus 75% of the retained net profits for the immediately preceding year without the prior approval of the Arkansas State Bank Commissioner (the “Bank Commissioner”).  Members of the Federal Reserve System must also comply with the dividend restrictions with which a national bank would be required to comply. Among other things, these restrictions require that if losses have at any time been sustained by a bank equal to or exceeding its undivided profits then on hand, no dividend may be paid. Although we have historically paid quarterly dividends on our common stock, there can be no assurances that we will be able to pay dividends in the future under the applicable regulatory limitations.

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

Subsidiary Bank

General. Our bank subsidiary, Centennial Bank, is chartered as an Arkansas state bank and is a member of the Federal Reserve System, making it primarily subject to regulation and supervision by both the Federal Reserve Board and the Arkansas State Bank Department. In addition, our bank subsidiary is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that they may charge, and limitations on the types of investments they may make and on the types of services they may offer. Various consumer laws and regulations also affect the operations of our bank subsidiary. Further, because our bank subsidiary had total assets of over $10 billion as of December 31, 2019, it is subject to supervision and regulation by the CFPB, which is responsible for implementing, examining and enforcing compliance with federal consumer protection laws.

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

The Basel III final rule issued by the federal bank regulatory agencies in July 2013 amended the prompt corrective action rules to incorporate a common equity Tier 1 capital requirement and to raise the capital requirements for certain capital categories. These rules became effective as of January 1, 2015.  In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization is required to have at least an 8% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a 4.5% common equity Tier 1 risk-based capital ratio and a 4% Tier 1 leverage ratio.  To be well-capitalized, a banking organization is required to have at least a 10% total risk-based capital ratio, an 8% Tier 1 risk-based capital ratio, a 6.5% common equity Tier 1 risk-based capital ratio and a 5% Tier 1 leverage ratio.

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

In 2011, the FDIC approved a final rule implementing changes to the deposit insurance assessment system, as authorized by the Dodd-Frank Act, which, among other things, changed the assessment base for insured depository institutions from adjusted domestic deposits to the institution’s average consolidated total assets during an assessment period less average tangible equity capital (Tier 1 capital) during that period.  The rule revised the assessment rate schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest institutions.  The rule also suspended indefinitely the requirement of the FDIC to pay dividends from the DIF when it reaches 1.5% of insured deposits.  In lieu of the dividends, the FDIC adopted progressively lower assessment rate schedules when the reserve ratio exceeds 1.15%, 2.0% and 2.5%, respectively.  The designated reserve ratio (“DRR”) exceeded 1.15% as of June 30, 2016. As a result, the base deposit insurance rates now range from (i) 1.5 to 30 basis points of an institution’s assessment base for small banks and (ii) 1.5 to 40 basis points for institutions with an assessment base of over $10 billion.

The FDIC has historically imposed special additional assessments on depository institutions from time to time in order to bolster deposit insurance funds.  Starting the quarter after the DRR surpassed 1.15% in 2016 and ending October 1, 2018, when the DRR reached 1.35%, insured institutions with an assessment base (total assets less tangible capital) of over $10 billion were required to pay surcharge insurance assessments at an annual rate of 4.5 basis points of their assessment base.  In addition, for many years, all institutions with deposits insured by the FDIC were required to pay quarterly assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established as a financing vehicle to recapitalize the former Federal Savings & Loan Insurance Corporation. The final series of these bonds matured in September 2019, and the final assessment was collected in the first quarter of 2019.

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

Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system, of which our bank subsidiary is a member, consists of regional FHLBs governed and regulated by the Federal Housing Finance Agency, or FHFA. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

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

Federal Reserve System. Federal Reserve regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $16.9 million and $127.5 million (subject to adjustment by the Federal Reserve) plus a reserve of 10% (subject to adjustment by the Federal Reserve) against that portion of total transaction accounts in excess of $127.5 million. The first $16.9 million of otherwise reservable balances (subject to adjustment by the Federal Reserve) is exempt from the reserve requirements. Our bank subsidiary is in compliance with the foregoing requirements.

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

Loans to One Borrower. Our bank subsidiary generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2019, our bank subsidiary was in compliance with the loans-to-one-borrower limitations.

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

Restrictions on Transactions with Affiliates. We and our bank subsidiary are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of transactions between the bank and its affiliates and requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to affiliates which are collateralized by the securities or obligations of the bank or its nonbanking affiliates. An affiliate of a bank is generally any company or entity that controls, is controlled by, or is under common control with the bank.

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

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve Board adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to our bank subsidiary and other card-issuing banks for processing electronic payment transactions. Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. A debit card issuer may also recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. In addition, the Federal Reserve has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. We exceeded $10 billion in assets during the first quarter of 2017 and became subject to the Durbin Amendment to the Dodd-Frank Act interchange fee restrictions beginning in the third quarter of 2018. The Durbin Amendment negatively impacted debit card and ATM fees beginning in the second half of 2018. During 2019, we collected $14.4 million in debit card interchange fees, which was approximately $6.0 million lower from debit interchange fees of $20.4 million collected during 2018.

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

In May 2016, the Federal Reserve, other federal banking agencies and the SEC jointly published a revised version of proposed rulemaking initially issued in April 2011 designed to implement the provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as the Company and our bank subsidiary. The proposed joint compensation regulations would require compensation practices consistent with the three principles discussed above. As of February 1, 2020, these regulations have not been finalized. Unless and until a final rule is adopted, we cannot fully determine whether compliance with such a rule will adversely affect the Company’s or our bank subsidiary’s ability to hire, retain and motivate our key employees.

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

Customer Information Security. The federal banking agencies have adopted guidelines for safeguarding confidential, personal, nonpublic customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Our bank subsidiary has adopted a customer information security program to comply with these requirements.

Arkansas Law. Our bank subsidiary is subject to regulation and examination by the Arkansas State Bank Department. Under the Arkansas Banking Code of 1997, approval of the Bank Commissioner is required for the acquisition of more than 25% of any class of the outstanding capital stock of any bank. The Bank Commissioner’s approval is also required in order for us to make bank acquisitions, amend our articles of incorporation, repurchase shares of our capital stock (other than payments to dissenting shareholders in a transaction), issue preferred stock or debt, increase, reduce or retire any part of our capital stock, retire debt instruments, or conduct certain types of activities that are incidental or closely related to banking. The Bank Commissioner has the authority, with the consent of the Governor of the State of Arkansas, to declare a state of emergency and temporarily modify or suspend banking laws and regulations in communities where such a state of emergency exists. The Bank Commissioner may also authorize a bank to close its offices and any day when such bank offices are closed will be treated as a legal holiday, and any director, officer or employee of such bank shall not incur any liability related to such emergency closing. No such state of emergency has been declared to exist by the Bank Commissioner to date.

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

While Congress and President Trump have enacted legislation designed to reduce certain regulatory burdens on community and regional financial institutions resulting from the Dodd-Frank Act, we cannot assure that future legislation will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business. Certain provisions of the Dodd-Frank Act and regulations promulgated under the act may continue to be implemented, and there could be additional new federal or state laws, regulations and policies regarding lending and funding practices and liquidity standards. Additionally, financial institution regulatory agencies have intensified their response to concerns and trends identified in examinations, including through the issuance of formal enforcement actions. Negative developments in the financial services industry or other new legislation or regulations could adversely impact our operations and our financial performance by subjecting us to additional costs, restricting our business operations, including our ability to originate or sell loans, and/or increasing the ability of non-banks to offer competing financial services.

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

Because our total assets exceed $10 billion, we and our bank subsidiary are subject to increased regulatory requirements. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Previously, our bank subsidiary had been subject to regulations adopted by the CFPB, but the Federal Reserve was primarily responsible for examining our bank subsidiary’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is some uncertainty as to how the CFPB’s examination and regulatory authority might impact our business. Further, the possibility of future changes in the authority of the CFPB by Congress or the Trump Administration is uncertain, and we cannot ascertain the impact, if any, changes to the CFPB may have on our business.

With respect to deposit-taking activities, banks with assets in excess of $10 billion are subject to two changes. First, these institutions are subject to a deposit assessment based on a new scorecard issued by the FDIC. This scorecard considers, among other things, the bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits, among other things. Depending on the results of the bank’s performance under that scorecard, the total base assessment rate is between 1.5 to 40 basis points. Any increase in our bank subsidiary’s deposit insurance assessments may result in an increased expense related to our use of deposits as a funding source. Additionally, banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, since July 1, 2018, our bank subsidiary has been limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by our bank subsidiary to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. This reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. During 2019, we collected $14.4 million in debit card interchange fees, which was approximately $6.0 million lower from debit interchange fees of $20.4 million collected during 2018.

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

The financial crisis and the resulting economic downturn that occurred just over a decade ago had a significant adverse impact on the banking industry, and particularly community banks. Dramatic declines in the housing market, with falling home prices and increased delinquencies and foreclosures, negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. Reduced availability of commercial credit and sustained higher unemployment negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. As a result of these market conditions and the raising of credit standards, our industry experienced commercial and consumer deficiencies, low customer confidence, market volatility and generally sluggish business activity.

Although economic conditions nationally and locally in our market areas have been generally strong in recent years, we cannot be certain that the recent favorable economic conditions will continue. Certain economic indicators, such as real estate asset values, rents and unemployment, may vary between geographic markets and may lag behind the overall economy. These economic indicators typically affect certain industries, such as real estate and financial services, more significantly than other economic sectors. If the positive movement in these economic indicators in our market areas subsides or conditions once again worsen, the adverse effects of an economic downturn on us, our customers and the other financial institutions in our market may result in increased foreclosures, delinquencies and customer bankruptcies as well as more restricted access to funds. Any such negative events may have an adverse effect on our business, financial condition, results of operations and stock price.

Our FDIC insurance premiums and assessments could increase and result in higher noninterest expense.

Our bank subsidiary’s deposits are insured by the FDIC up to legal limits, and accordingly, we are subject to FDIC deposit insurance assessments. As our bank subsidiary exceeds $10 billion in assets, we are subject to higher FDIC assessments. Our bank subsidiary’s regular assessments are calculated under the large bank pricing rule using its average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels. High levels of bank failures since the beginning of the most recent financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the DIF. To maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. The FDIC also imposed surcharges on insured depository institutions with assets of at least $10 billion through October 2018.

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

As of December 31, 2019, our one-year ratio of interest-rate-sensitive assets to interest-rate-sensitive liabilities was 122.6% and our cumulative repricing gap position was 10.4% of total earning assets, resulting in a limited impact on earnings for various interest rate change scenarios. Floating rate loans made up 48.8% of our $10.87 billion total loan portfolio. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. In addition, 58.9% of our loans receivable and 75.6% of our time deposits at December 31, 2019, were scheduled to reprice within 12 months and our other rate sensitive asset and rate sensitive liabilities composition is subject to change. As a result, our interest rate sensitivity profile was asset sensitive as of December 31, 2019, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates. Significant composition changes in our rate sensitive assets or liabilities could result in a more unbalanced position and interest rate changes would have more of an impact on our earnings.

Our results of operations are also affected by the monetary policies of the Federal Reserve Board. Actions by the Federal Reserve Board involving monetary policies could have an adverse effect on our deposit levels, loan demand or business and earnings.

We may be adversely impacted by the transition from the use of the LIBOR interest rate index in the future.

We have certain loans and investment securities indexed to LIBOR to calculate the loan interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

Risks Related to Our Business

Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which would materially and adversely affect us.

Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We endeavor to maintain an allowance for loan losses that we consider adequate to absorb future losses that may occur in our loan portfolio. As of December 31, 2019, our allowance for loan losses was approximately $102.1 million, or 0.94% of our total loans. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.

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

As of December 31, 2019, 78.9% of our total loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes commercial real estate loans (excluding construction/land development) of $4.50 billion, or 41.4% of total loans, construction/land development loans of $1.78 billion, or 16.3% of total loans, and residential real estate loans of $2.30 billion, or 21.2% of total loans. This high concentration of real estate loans could subject us to increased credit risk in the event of a decrease in real estate values in our markets, a real estate recession or a natural disaster. Also, in any such event, our ability to recover on defaulted loans by foreclosing and selling real estate collateral would be diminished, and we would be more likely to suffer losses on defaulted loans.

In addition to the risks associated with the high concentration of real estate-secured loans, the commercial real estate and construction/land development loans, which comprised 57.7% of our total loan portfolio as of December 31, 2019, expose us to a greater risk of loss than our residential real estate loans, which comprised 21.2% of our total loan portfolio as of December 31, 2019. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.

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

Our bank subsidiary operates through branch locations in Arkansas, Florida, Alabama and New York City and loan production offices in Los Angeles, California, Dallas, Texas, Miami, Florida and Chesapeake, Virginia. However, approximately 75.7% of our total loans and 80.1% of our real estate loans as of December 31, 2019, are to borrowers whose collateral is located in Arkansas, Florida, Alabama and New York, the states in which the Company has its branch locations. An adverse development with respect to the market conditions of any of these specific market areas or a decrease in real estate values in those market areas could expose us to a greater risk of loss than a portfolio that is spread among a larger geographic base.

Depressed local economic and housing markets have led to loan losses and reduced earnings in the past and could lead to additional loan losses and reduced earnings.

During the last economic recession, our Florida markets experienced a dramatic reduction in housing and real estate values, coupled with significantly higher unemployment. These conditions contributed to increased non-performing loans and reduced asset quality during this time period. While market conditions in our Florida markets have improved in recent years leading to resulting improvements in our non-performing loans and asset quality, any similar future economic downturn or deterioration in real estate values could cause us to incur additional losses relating to increased non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income and our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then-fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. These factors, individually or in the aggregate, could have an adverse effect on our financial condition and results of operations.

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

If the value of real estate were to deteriorate, a significant portion of our loans could become under-collateralized, which could have a material adverse effect on us.

As of December 31, 2019, approximately 78.9% of our total loans were secured by real estate. In prior years, difficult local economic conditions have adversely affected the values of our real estate collateral, and they could do so again if the economic conditions markets were to deteriorate in the future. The real estate collateral in each case provides an alternate source of repayment on our loans in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Because we have a concentration of exposure to a number of individual borrowers, a significant loss on any of those loans could materially and adversely affect us.

We have a concentration of exposure to a number of individual borrowers. Under applicable law, our bank subsidiary is generally permitted to make loans to one borrowing relationship up to 20% of its Tier 1 capital plus the allowance for loan losses. As of December 31, 2019, the legal lending limit of our bank subsidiary for secured loans was approximately $369.3 million. Our board of directors has established an in-house lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman, John W. Allison, and our director Richard H. Ashley. As of December 31, 2019, we had a total of $3.94 billion, or 36.3% of our total loans, committed to the aggregate group of borrowers whose total debt exceeds the established in-house lending limit of $20.0 million.

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

The loss of key employees may materially and adversely affect us.

Our success depends significantly on our Chairman, Chief Executive Officer and President, John W. Allison, and our executive officers, especially Brian S. Davis, J. Stephen Tipton and Kevin D. Hester plus Centennial Bank Chairman, Chief Executive Officer and President, Tracy M. French, as well as other key Centennial Bank personnel. Centennial Bank, in particular, relies heavily on its management team’s relationships in its local communities to generate business. The loss of services from a member of our current management team may materially and adversely affect our business, financial condition, results of operations and future prospects.

The value of securities in our investment portfolio may decline in the future.

As of December 31, 2019, we owned $2.08 billion of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition or results of operations.

Our recent results do not indicate our future results and may not provide guidance to assess the risk of an investment in our common stock.

We are unlikely to sustain our historical rate of growth and may not even be able to expand our business at all. Further, our growth in prior years may distort some of our historical financial ratios and statistics. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we are not able to successfully grow our business, our financial condition and results of operations could be adversely affected.

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

Growth through the acquisition of banks or specific bank assets or liabilities, including FDIC-assisted transactions, and de novo branching represent important components of our business strategy. Bank acquisitions are subject to regulatory approval, and we cannot assure that we will be able to obtain approval for a proposed acquisition in a timely manner or at all. Any future acquisitions we might make will also be accompanied by other risks commonly encountered in acquisitions. These risks include, among other things:

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

In addition to the acquisition of existing financial institutions or their assets or liabilities, as opportunities arise, we may grow through de novo branching. De novo branching, and any acquisition carry with them numerous risks, including the following:

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

If we acquire additional banks or bank assets in the future, there may be undiscovered risks or losses associated with such acquisitions which would have a negative impact upon our future income.

Our growth strategy includes strategic acquisitions of banks or bank assets. We have acquired 22 banks since we started our first subsidiary bank in 1999, including a total of 17 banks since 2010. We will continue to consider future strategic acquisitions, with a primary focus on Arkansas, Florida, South Alabama and other nearby markets. In most cases, our acquisition of a bank includes the acquisition of all or a substantial portion of the target bank’s assets and liabilities, including all or a substantial portion of its loan portfolio, although we have in the past acquired and may in the future acquire specific lending divisions or loan portfolios. There may be instances when we, under our normal operating procedures, may find after the acquisition that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of the target bank, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below our standards, or our determination of the fair value of any such loan may be inadequate. One or more of these factors might cause us to have additional losses or liabilities, additional loan charge-offs, or increases in allowances for loan losses, which would have a negative impact upon our financial condition and results of operations.

Changes in national and local economic conditions could lead to higher loan charge-offs in connection with our acquisitions.

In connection with our acquisitions, we have acquired a significant portfolio of loans. Although we marked down the loan portfolios we have acquired, there is no assurance that the non-impaired loans we acquired will not become impaired or that the impaired loans will not suffer further deterioration in value resulting in additional charge-offs to the acquired loan portfolio. Fluctuations in national, regional and local economic conditions, including those related to local residential and commercial real estate and construction markets, may increase the level of charge-offs we make to our loan portfolio, and, may consequently, reduce our net income. Such fluctuations may also increase the level of charge-offs on the loan portfolios we have acquired in the acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

If the goodwill that we record in connection with a business acquisition becomes impaired, it could require charges to earnings.

When we acquire a business, a portion of the purchase price of the acquisition is generally allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2019, our goodwill and other identifiable intangible assets were $995.0 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired. Our annual goodwill impairment evaluation performed during the fourth quarter of 2019 indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

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

As illustrated in recent years by the impact of Hurricanes Irma and Michael, our markets in Alabama and Florida, like other coastal areas, are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or other weather events will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties or other collateral securing our loans and an increase in the delinquencies, foreclosures and loan losses. Our business or results of operations may be adversely affected by these and other negative effects of hurricanes or other significant weather events.

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

New lines of business, products, product enhancements or services may subject us to additional risks.

From time to time, we may implement or acquire new lines of business or offer new products and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts. In acquiring, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although there is no guarantee that these new lines of business, products, product enhancements or services will be successful or that we will realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the ultimate implementation of new lines of business or offerings of new products, product enhancements or services.

Furthermore, any new line of business, product, product enhancement or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2019, we also have $73.3 million of outstanding subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our capital stock. If we elect to defer or if we default with respect to our obligations to make payments on these subordinated debentures, this would likely have a material adverse effect on the market value of our common stock.

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

Item 2. PROPERTIES

The Company’s main office is located in a Company-owned 33,000 square foot building located at 719 Harkrider Street in downtown Conway, Arkansas.  As of December 31, 2019, our bank subsidiary owned or leased a total of 77 branches located in Arkansas, 78 branches in Florida, five branches in South Alabama and one branch in New York City.  The Company also owns or leases other buildings that provide space for operations, mortgage lending and other general purposes. We believe that our banking and other offices are in good condition and are suitable to our needs.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “HOMB.” As of February 21, 2020, there were approximately 1,387 stockholders of record of the Company’s common stock.

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

During the three months ended December 31, 2019, the Company utilized a portion of its stock repurchase program most recently amended and approved by the Board of Directors on January 18, 2019.  The Company has received approval from the Federal Reserve Bank to repurchase up to $183.0 million of stock during the year ending December 31, 2020.  The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2019	66,500	$17.97	66,500	5,821,225
November 1 through November 30, 2019	145,000	18.63	145,000	5,676,225
December 1 through December 31, 2019	299,000	18.69	299,000	5,377,225
Total	510,500		510,500

Performance Graph

Below is a graph which summarizes the cumulative return earned by the Company’s stockholders since December 31, 2014, compared with the cumulative total return on the Russell 2000 Index and SNL Bank and Thrift Index. This presentation assumes that the value of the investment in the Company’s common stock and each index was $100.00 on December 31, 2014 and that subsequent cash dividends were reinvested.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Home BancShares, Inc.	100.00	127.85	178.03	151.54	108.70	134.40
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
SNL Bank and Thrift Index	100.00	102.02	128.80	151.45	125.81	170.04

Item 6. SELECTED FINANCIAL DATA.

Summary Consolidated Financial Data

	As of or for the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars and shares in thousands, except per share data)
Income statement data:
Total interest income	$717,988	$685,368	$520,251	$436,537	$377,436
Total interest expense	154,771	124,355	64,346	30,579	21,724
Net interest income	563,217	561,013	455,905	405,958	355,712
Provision for loan losses	1,325	4,322	44,250	18,608	25,164
Net interest income after provision for loan losses	561,892	556,691	411,655	387,350	330,548
Non-interest income	99,516	102,832	99,636	87,051	65,498
Non-interest expense	275,787	264,003	240,208	191,755	177,555
Income before income taxes	385,621	395,520	271,083	282,646	218,491
Income tax expense	96,082	95,117	136,000	105,500	80,292
Net income	$289,539	$300,403	$135,083	$177,146	$138,199
Per share data:
Basic earnings per common share	$1.73	$1.73	$0.90	$1.26	$1.01
Diluted earnings per common share	1.73	1.73	0.89	1.26	1.01
Book value per common share	15.10	13.76	12.70	9.45	8.55
Tangible book value per common share (non-GAAP)(1)(2)	9.12	7.90	7.07	6.63	5.71
Dividends – common	0.5100	0.4600	0.4000	0.3425	0.2750
Average common shares outstanding	167,804	173,657	150,806	140,418	136,615
Average diluted shares outstanding	167,804	174,124	151,528	140,713	137,130
Performance ratios:
Return on average assets	1.93%	2.06%	1.17%	1.85%	1.68%
Return on average assets excluding intangible Amortization (non-GAAP)(3)	2.10	2.25	1.26	1.95	1.79
Return on average common equity	12.01	13.17	8.23	14.08	12.77
Return on average tangible common equity excluding intangible amortization (non-GAAP)(1)(4)	20.83	23.62	12.92	20.82	19.37
Net interest margin(5)	4.29	4.42	4.51	4.81	4.98
Efficiency ratio	40.34	38.48	41.89	37.65	40.44
Efficiency ratio, as adjusted (non-GAAP)(6)	40.55	37.64	37.61	36.55	39.48
Asset quality:
Non-performing assets to total assets	0.43%	0.51%	0.44%	0.81%	0.89%
Non-performing loans to total loans	0.50	0.58	0.43	0.85	0.96
Allowance for loan losses to non-performing loans	186.20	169.35	246.70	126.74	109.00
Allowance for loans losses to total loans	0.94	0.98	1.07	1.08	1.04
Net charge-offs to average total loans	0.08	0.05	0.17	0.11	0.22

Summary Consolidated Financial Data – Continued

	As of or for the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars and shares in thousands, except per share data)
Balance sheet data (period end):
Total assets	$15,032,047	$15,302,438	$14,449,760	$9,808,465	$9,289,122
Investment securities – available-for-sale	2,083,838	1,785,862	1,663,517	1,072,920	1,206,580
Investment securities – held-to-maturity	—	192,776	224,756	284,176	309,042
Loans receivable	10,869,710	11,071,879	10,331,188	7,387,699	6,641,571
Allowance for loan losses	102,122	108,791	110,266	80,002	69,224
Intangible assets	994,980	1,001,304	977,300	396,294	399,426
Non-interest-bearing deposits	2,367,091	2,401,232	2,385,252	1,695,184	1,456,624
Total deposits	11,278,383	10,899,778	10,388,502	6,942,427	6,438,509
Subordinated debentures (trust preferred securities)	369,557	368,790	368,031	60,826	60,826
Stockholders' equity	2,511,531	2,349,886	2,204,291	1,327,490	1,199,757
Capital ratios:
Common equity to assets	16.71%	15.36%	15.25%	13.53%	12.92%
Tangible common equity to tangible assets (non-GAAP)(1)(7)	10.80	9.43	9.11	9.89	9.00
Common equity Tier 1 capital	12.44	11.34	10.86	11.30	10.50
Tier 1 leverage ratio(8)	11.27	10.36	9.98	10.63	9.91
Tier 1 risk-based capital ratio	13.03	11.93	11.48	12.01	11.26
Total risk-based capital ratio	16.35	15.31	15.05	12.97	12.16
Dividend payout - common	29.57	26.59	44.69	27.15	27.19

(1)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis.
(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 25,” for the non-GAAP tabular reconciliation.
(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 26,” for the non-GAAP tabular reconciliation.
(4)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 27,” for the non-GAAP tabular reconciliation.
(5)	Fully taxable equivalent (assuming an income tax rate of 39.225% for 2014-2017 and 26.135% for 2018 and 25.819% for 2019).
(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 29,” for the non-GAAP tabular reconciliation.
(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 28,” for the non-GAAP tabular reconciliation.
(8)	Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investment securities.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2019, 2018 and 2017.  This discussion should be read together with the “Summary Consolidated Financial Data,” our consolidated financial statements and the notes thereto, and other financial data included in this document.  In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “Company”, “HBI”, “us”, “we” and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank (“Centennial”). As of December 31, 2019, we had, on a consolidated basis, total assets of $15.03 billion, loans receivable, net of $10.77 billion, total deposits of $11.28 billion, and stockholders’ equity of $2.51 billion.

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

Table 1:  Key Financial Measures

	As of or for the Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share data)
Total assets	$15,032,047	$15,302,438	$14,449,760
Loans receivable	10,869,710	11,071,879	10,331,188
Allowance for loan losses	(102,122)	108,791	110,266
Total deposits	11,278,383	10,899,778	10,388,502
Total stockholders’ equity	2,511,531	2,349,886	2,204,291
Net income	289,539	300,403	135,083
Basic earnings per share	1.73	1.73	0.90
Diluted earnings per share	1.73	1.73	0.89
Book value per share	15.10	13.76	12.70
Tangible book value per share (non-GAAP)(1)	9.12	7.90	7.07
Net interest margin	4.29%	4.42%	4.51%
Efficiency ratio	40.34	38.48	41.89
Efficiency ratio, as adjusted (non-GAAP)(2)	40.55	37.64	37.61
Return on average assets	1.93	2.06	1.17
Return on average common equity	12.01	13.17	8.23
(1)	See Table 25 for the non-GAAP tabular reconciliation.

(2)	See Table 29 for the non-GAAP tabular reconciliation.

2019 Overview

Results of Operations for the Years Ended December 31, 2019 and 2018

Our net income decreased $10.9 million, or 3.62%, to $289.5 million for the year ended December 31, 2019, from $300.4 million for the same period in 2018.  Total interest expense increased $30.4 million or 24.5%, non-interest expense increased $11.8 million or 4.5% and non-interest income decreased $3.3 million or 3.2%. This was partially offset by a $32.6 million, or 4.8% increase in total interest income. The increase in interest income was primarily due to a $27.7 million increase in loan interest income. The main components of the decrease in non-interest income were a $2.5 million decrease in other service charges and fees, a $1.6 million decrease in gain (loss) on OREO, net, and a $3.3 million decrease in other income which was partially offset by a $2.0 million increase in dividends from the Federal Home Loan Bank (“FHLB”), Federal Reserve Bank (“FRB”), First National Bankers’ Bank (“FNBB”) and other dividends and a $1.9 million increase in mortgage lending income. The primary driver of the increase in interest expense was a $34.5 million, or 43.4% increase in interest expense on deposits. The increase in non-interest expense was driven by a $10.6 million increase in salaries and employee benefits. Income tax expense increased by $965,000 for the year ended December 31, 2019.

On a diluted earnings per share basis, our earnings were $1.73 per share for each of the years ended December 31, 2019 and 2018. While net income decreased $10.9 million, the Company was able achieve a flat earnings per share for 2019 compared to 2018 as a result of being active in a share repurchase program. During 2018 and 2019 the Company repurchased 5.3 million shares and 4.5 million shares, respectively.

Our net interest margin decreased from 4.42% for the year ended December 31, 2018 to 4.29% for the year ended December 31, 2019. The yield on interest earning assets was 5.45% and 5.39% for the years ended December 31, 2019 and 2018, respectively, as average interest earning assets increased from $12.82 billion to $13.26 billion. The increase in earning assets is primarily the result of our acquisition in June 2018 and an increase in taxable investment securities. For the year ended December 31, 2019 and 2018, we recognized $35.9 million and $41.5 million, respectively, in total net accretion for acquired loans and deposits. We recognized $3.3 million in loan payoff events for the year ended December 31, 2019 compared to $7.1 million for the year ended December 31, 2018. In addition, we experienced approximately $2.0 million in increased investment premium amortization.  The rate on interest bearing liabilities was 1.55% and 1.27% for the years ended December 31, 2019 and 2018, respectively, as average interest-bearing liabilities increased from $9.76 billion to $10.02 billion. The reduction in accretion income, decrease in loan payoff events and the increase in investment premium amortization reduced the net interest margin by 8 basis points for the year ended December 31, 2019.

Our efficiency ratio was 40.34% for the year ended December 31, 2019, compared to 38.48% for the same period in 2018.  For year ended 2019, our efficiency ratio, as adjusted (non-GAAP), was 40.55%, which increased from the 37.64% reported for the year ended 2018 (See Table 29 for the non-GAAP tabular reconciliation).  The increase in the efficiency ratio is primarily due to an $11.8 million increase in non-interest expense and a $3.3 million decrease in non-interest income which was only partially offset by a $2.2 million increase in net interest income.

Our return on average assets was 1.93% for the year ended December 31, 2019, compared to 2.06% for the same period in 2018.  Our return on average common equity was 12.01% for the year ended December 31, 2019, compared to 13.17% for the same period in 2018.

Financial Condition as of and for the Years Ended December 31, 2019 and 2018

Our total assets as of December 31, 2019 decreased $270.4 million to $15.03 billion from the $15.30 billion reported as of December 31, 2018.  Cash and cash equivalents decreased $167.3 million, and our loan portfolio decreased $202.2 million to $10.87 billion as of December 31, 2019, from $11.07 billion as of December 31, 2018.  Stockholders’ equity increased $161.6 million to $2.51 billion as of December 31, 2019, compared to $2.35 billion as of December 31, 2018.  The increase in stockholders’ equity is primarily associated with the $204.4 million increase in retained earnings and the $30.0 million increase in accumulated other comprehensive income which were partially offset by the repurchase of $84.9 million of our common stock during 2019.  The improvement in stockholders’ equity was 6.9% for the year ended December 31, 2019 compared to December 31, 2018.

As of December 31, 2019, our non-performing loans decreased to $54.8 million, or 0.50%, of total loans from $64.2 million, or 0.58%, of total loans as of December 31, 2018.  The allowance for loan losses as a percentage of non-performing loans increased to 186.20% as of December 31, 2019, compared to 169.35% as of December 31, 2018.  Non-performing loans from our Arkansas franchise were $17.9 million at December 31, 2019 compared to $17.4 million as of December 31, 2018.  Non-performing loans from our Florida franchise were $34.7 million at December 31, 2019 compared to $43.3 million as of December 31, 2018.  Non-performing loans from our Alabama franchise were $429,000 at December 31, 2019 compared to $179,000 as of December 31, 2018.  Non-performing loans from our SPF franchise were $1.8 million at December 31, 2019 compared to $3.4 million as of December 31, 2018.  There were no non-performing loans from our Centennial CFG franchise.

As of December 31, 2019, our non-performing assets decreased to $64.4 million, or 0.43%, of total assets from $78.0 million, or 0.51%, of total assets as of December 31, 2018.  Non-performing assets from our Arkansas franchise were $22.9 million at December 31, 2019 compared to $24.0 million as of December 31, 2018.  Non-performing assets from our Florida franchise were $39.2 million at December 31, 2019 compared to $50.2 million as of December 31, 2018.  Non-performing assets from our Alabama franchise were $463,000 at December 31, 2019 compared to $306,000 as of December 31, 2018.  Non-performing assets from our SPF franchise were $1.8 million at December 31, 2018 compared to $3.4 million as of December 31, 2018. There were no non-performing assets from our Centennial CFG franchise.

2018 Overview

Results of Operations for the Years Ended December 31, 2018 and 2017

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

•

Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310.  Interchange fees were $14.4 million and $20.4 million for the years ended December 31, 2019 and December 31, 2018, respectively. Centennial CFG loan fees were $11.2 million and $9.2 million for the years ended December 31, 2019 and December 31, 2018, respectively.

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

Branches

As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas.  During 2019, the Company opened branch locations in Orlando and Hialeah, Florida, and Russellville, Arkansas.

During 2018, the Company opened a branch location in Jonesboro, Arkansas and a loan production office in Dallas, Texas which is under the management of Centennial CFG. The Company also opened a loan production office in Chesapeake, Virginia in connection with the SPF acquisition.

As of December 31, 2019, we had 161 branch locations.  There were 77 branches in Arkansas, 78 branches in Florida, five branches in Alabama and one branch in New York City.

Results of Operations for the Years Ended December 31, 2019, 2018 and 2017

Our net income decreased $10.9 million, or 3.62%, to $289.5 million for the year ended December 31, 2019, from $300.4 million for the same period in 2018.  Total interest expense increased $30.4 million or 24.5%, non-interest expense increased $11.8 million or 4.5% and non-interest income decreased $3.3 million or 3.2%. This was partially offset by a $32.6 million, or 4.8% increase in total interest income. The increase in interest income was primarily due to a $27.7 million increase in loan interest income. The main components of the decrease in non-interest income were a $2.5 million decrease in other service charges and fees, a $1.6 million decrease in gain (loss) on OREO, net, and a $3.3 million decrease in other income which was partially offset by a $2.0 million increase in dividends from the Federal Home Loan Bank (“FHLB”), Federal Reserve Bank (“FRB”), First National Bankers’ Bank (“FNBB”) and other dividends and a $1.9 million increase in mortgage lending income. The primary driver of the increase in interest expense was a $34.5 million, or 43.4% increase in interest expense on deposits. The increase in non-interest expense was driven by a $10.6 million increase in salaries and employee benefits. Income tax expense increased by $965,000 for the year ended December 31, 2019.

On a diluted earnings per share basis, our earnings were $1.73 per share for each of the years ended December 31, 2019 and 2018. While net income decreased $10.9 million, the Company was able achieve a flat earnings per share for 2019 compared to 2018 as a result of being active in a share repurchase program. During 2018 and 2019 the Company repurchased 5.3 million shares and 4.5 million shares, respectively.

Our net income increased $165.3 million, or 122.4%, to $300.4 million for the year ended December 31, 2018, from $135.1 million for the same period in 2017.  On a diluted earnings per share basis, our earnings were $1.73 per share and $0.89 per share for the years ended December 31, 2018 and 2017, respectively, representing an increase of $0.84 per share or 94.4% for the year ended 2018 when compared to the previous year. Excluding the $470,000 of hurricane expense and the $6.0 million of merger expenses, 2018 annual after-tax earnings, as adjusted (non-GAAP), were $305.2 million, an increase of $100.4 million, or 49.0%, from 2017 annual after-tax earnings, as adjusted (non-GAAP), of $204.8 million (See Table 24 for the non-GAAP tabular reconciliation).  The $100.4 million increase in earnings, as adjusted, includes $49.5 million from tax savings of the Tax Cuts & Jobs Act (“TCJA”).  The remaining $50.9 million increase in net income is primarily associated with additional net income from the 2017 acquisitions, increased profitability of Centennial CFG and the acquisition of Shore Premier Finance.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (25.819% for the year ended December 31, 2019, 26.135% for the year ended December 31, 2018 and 39.225% for year ended December 31, 2017).

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions.  The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, increased four times from a target rate of 0.25% to 0.50% as of December 31, 2015 to a target rate of 1.25% to 1.50% as of December 31, 2017.  The Federal Reserve increased the target rate four times in 2018. First, the target rate was increased to 1.50% to 1.75% on March 21, 2018; second, the rate was increased on June 13, 2018 to 1.75% to 2.00%; third, the rate was increased on September 26, 2018 to 2.00% to 2.25%; and fourth, the rate was increased on December 19, 2018 to 2.25% to 2.50%.  The Federal Reserve lowered the target rate three times during 2019. First, the target rate was lowered to 2.00% to 2.25% on July 31, 2019; second, the rate was lowered on September 18, 2019 to 1.75% to 2.00%; and third, the rate was lowered on October 30, 2019 to 1.50% to 1.75%. The target rate is currently at 1.50% to 1.75% as of December 31, 2019, which has decreased from the target rate of 2.25% to 2.50% as of December 31, 2018.

Our net interest margin decreased from 4.42% for the year ended December 31, 2018 to 4.29% for the year ended December 31, 2019. The yield on interest earning assets was 5.45% and 5.39% for the years ended December 31, 2019 and 2018, respectively, as average interest earning assets increased from $12.82 billion to $13.26 billion. The increase in earning assets is primarily the result of our acquisition in June 2018 and an increase in taxable investment securities. For the year ended December 31, 2019 and 2018, we recognized $35.9 million and $41.5 million, respectively, in total net accretion for acquired loans and deposits. We recognized $3.3 million in loan payoff events for the year ended December 31, 2019 compared to $7.1 million for the year ended December 31, 2018. In addition, we experienced approximately $2.0 million in increased investment premium amortization.  The rate on interest bearing liabilities was 1.55% and 1.27% for the years ended December 31, 2019 and 2018, respectively, as average interest-bearing liabilities increased from $9.76 billion to $10.02 billion. The reduction in accretion income, decrease in loan payoff events and the increase in investment premium amortization reduced the net interest margin by 8 basis points for the year ended December 31, 2019.

Net interest income on a fully taxable equivalent basis increased $1.9 million, or 0.3% to $568.5 million for the year ended December 31, 2019, from $566.5 million for the same period in 2018. This increase in net interest income was the result of a $32.4 million increase in interest income partially offset by a $30.4 million increase in interest expense.  The $32.4 million increase in interest income was primarily the result of a higher level of earning assets accompanied by higher yields on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $23.0 million. The higher yield on our interest earning assets resulted in an approximately $9.4 million increase in interest income. The repricing of our interest-bearing liabilities in a higher interest rate environment resulted in an approximately $29.7 million increase in interest expense. The higher level of our interest-bearing liabilities resulted in an increase in interest expense of approximately $695,000.

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

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2019, 2018 and 2017, as well as changes in fully taxable equivalent net interest margin for the years 2019 compared to 2018 and 2018 compared to 2017.

Table 2: Analysis of Net Interest Income

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Interest income	$717,988	$685,368	$520,251
Fully taxable equivalent adjustment	5,255	5,513	7,856
Interest income – fully taxable equivalent	723,243	690,881	528,107
Interest expense	154,771	124,355	64,346
Net interest income – fully taxable equivalent	$568,472	$566,526	$463,761
Yield on earning assets – fully taxable equivalent	5.45%	5.39%	5.14%
Cost of interest-bearing liabilities	1.55	1.27	0.82
Net interest spread – fully taxable equivalent	3.90	4.12	4.32
Net interest margin – fully taxable equivalent	4.29	4.42	4.51

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2019 vs. 2018	2018 vs. 2017
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$22,993	$139,008
Increase (decrease) in interest income due to change in earning asset yields	9,369	23,766
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(695)	(16,700)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	(29,721)	(43,309)
Increase (decrease) in net interest income	$1,946	$102,765

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2019, 2018 and 2017. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31,
	2019			2018			2017
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$254,548	$5,188	2.04%	$265,071	$4,649	1.75%	$220,231	$2,309	1.05%
Federal funds sold	1,421	34	2.39	2,876	33	1.15	6,308	10	0.16
Investment securities – taxable	1,663,512	41,406	2.49	1,542,188	36,833	2.39	1,300,384	26,776	2.06
Investment securities – non- taxable	379,232	17,026	4.49	386,790	17,434	4.51	348,865	19,411	5.56
Loans receivable	10,961,599	659,589	6.02	10,618,796	631,932	5.95	8,403,154	479,601	5.71
Total interest-earning assets	13,260,312	723,243	5.45	12,815,721	690,881	5.39	10,278,942	528,107	5.14
Non-earning assets	1,768,188			1,751,492			1,220,163
Total assets	$15,028,500			$14,567,213			$11,499,105
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$6,674,493	$77,194	1.16%	$6,418,186	$58,199	0.91%	$4,823,626	$23,176	0.48%
Time deposits	1,972,040	36,910	1.87	1,645,986	21,390	1.30	1,444,828	10,601	0.73
Total interest-bearing deposits	8,646,533	114,104	1.32	8,064,172	79,589	0.99	6,268,454	33,777	0.54
Federal funds purchased	2,895	54	1.87	31	1	3.23	77	1	1.30
Securities sold under agreement to repurchase	149,665	2,544	1.70	148,327	1,822	1.23	134,689	918	0.68
FHLB borrowed funds	848,969	17,209	2.03	1,180,897	22,354	1.89	1,117,817	14,513	1.30
Subordinated debentures	369,175	20,860	5.65	368,409	20,589	5.59	285,733	15,137	5.30
Total interest-bearing liabilities	10,017,237	154,771	1.55	9,761,836	124,355	1.27	7,806,770	64,346	0.82
Non-interest-bearing liabilities
Non-interest-bearing deposits	2,489,254			2,464,024			2,005,632
Other liabilities	111,156			60,298			45,425
Total liabilities	12,617,647			12,286,158			9,857,827
Stockholders’ equity	2,410,853			2,281,055			1,641,278
Total liabilities and stockholders’ equity	$15,028,500			$14,567,213			$11,499,105
Net interest spread			3.90%			4.12%			4.32%
Net interest income and margin		$568,472	4.29		$566,526	4.42		$463,761	4.51

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2019 compared to 2018 and 2018 compared to 2017 on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 5: Volume/Rate Analysis

	Years Ended December 31,
	2019 over 2018			2018 over 2017
	Volume	Yield / Rate	Total	Volume	Yield / Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(191)	$730	$539	$543	$1,797	$2,340
Federal funds sold	(23)	24	1	(8)	31	23
Investment securities – taxable	2,977	1,596	4,573	5,407	4,650	10,057
Investment securities – non-taxable	(339)	(69)	(408)	1,964	(3,941)	(1,977)
Loans receivable	20,569	7,088	27,657	131,102	21,229	152,331
Total interest income	22,993	9,369	32,362	139,008	23,766	162,774
Interest expense:
Interest-bearing transaction and savings deposits	2,405	16,590	18,995	9,506	25,517	35,023
Time deposits	4,816	10,704	15,520	1,650	9,139	10,789
Federal funds purchased	53	—	53	—	—	—
Securities sold under agreement to repurchase	16	706	722	101	803	904
FHLB borrowed funds	(6,638)	1,493	(5,145)	860	6,981	7,841
Subordinated debentures	43	228	271	4,583	869	5,452
Total interest expense	695	29,721	30,416	16,700	43,309	60,009
Increase (decrease) in net interest income	$22,298	$(20,352)	$1,946	$122,308	$(19,543)	$102,765

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

There was $1.3 million, $4.3 million and $44.3 million provision loan losses for years ended December 31, 2019, 2018 and 2017, respectively. The $3.0 million decrease in the provision for loan losses for the year ended December 31, 2019 compared to 2018 is primarily a result of continued strong asset quality with non-performing loans to total loans of 0.50% as of December 31, 2019 compared to 0.58% as of December 31, 2018.

Excluding $32.9 million of additional provision for loan losses related to Hurricane Irma during 2017, we experienced a $7.0 million decrease in the provision for loan losses during 2018 versus 2017.  This $7.0 million decrease is primarily a result of lower net charge-offs and continued strong asset quality.

Based upon current accounting guidance as of 2019, the allowance for loan losses is not carried over in an acquisition.  As a result, none of the acquired loans had any allocation of the allowance for loan losses at merger date.  This is the result of all purchased loans being recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820.  However, as the acquired loans pay off or renew and the acquired footprint originates new loan production, it is necessary to establish an allowance which represents an amount that, in management's judgment, will be adequate to absorb credit losses.  The allowance for loan loss methodology for all originated loans as disclosed in Note 1 to the Notes to Consolidated Financial Statements was used for these loans.  Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Effective January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of broader range of reasonable and supportable information to calculate credit loss estimates, known as the current expected credit loss (“CECL”) model. The Company will recognize as an allowance, its estimate of expected credit losses over the life of the loan in future filings versus the current accounting practice that utilizes the incurred loss model. See note 24 for further discussion about the implementation of the CECL model.

Non-Interest Income

Total non-interest income was $99.5 million in 2019, compared to $102.8 million in 2018 and $99.6 million in 2017. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance commissions, increase in cash value of life insurance and dividends.

Table 6 measures the various components of our non-interest income for the years ended December 31, 2019, 2018, and 2017, respectively, as well as changes for the years 2019 compared to 2018 and 2018 compared to 2017.

Table 6: Non-Interest Income

	Years Ended December 31,			2019 Change		2018 Change
	2019	2018	2017	from 2018		from 2017
	(Dollars in thousands)
Service charges on deposit accounts	$25,930	$26,851	$24,922	$(921)	(3.4)%	$1,929	7.7%
Other service charges and fees	34,086	36,591	36,127	(2,505)	(6.8)	464	1.3
Trust fees	1,566	1,552	1,678	14	0.9	(126)	(7.5)
Mortgage lending income	14,303	12,379	13,286	1,924	15.5	(907)	(6.8)
Insurance commissions	2,278	2,110	1,948	168	8.0	162	8.3
Increase in cash value of life insurance	2,752	2,856	1,989	(104)	(3.6)	867	43.6
Dividends from FHLB, FRB, First National Bankers’ Bank & other	7,707	5,757	3,485	1,950	33.9	2,272	65.2
Gain on acquisitions	—	—	3,807	—	—	(3,807)	(100.0)
Gain on sale of SBA loans	1,573	566	738	1,007	177.9	(172)	(23.3)
Gain (loss) on sale of branches, equipment and other assets, net	(3)	(120)	(960)	117	97.5	840	87.5
Gain (loss) on OREO, net	757	2,401	1,025	(1,644)	(68.5)	1,376	134.2
Gain (loss) on securities, net	(2)	—	2,132	(2)	(100.0)	(2,132)	(100.0)
Other income	8,569	11,889	9,459	(3,320)	(27.9)	2,430	25.7
Total non-interest income	$99,516	$102,832	$99,636	$(3,316)	(3.2)%	$3,196	3.2%

Non-interest income decreased $3.3 million, or 3.2%, to $99.5 million for the year ended December 31, 2019 from $102.8 million for the same period in 2018.  The primary factor that resulted in this decrease was the impact of the Durbin Amendment which reduced interchange fees by approximately $6.0 million for the year ended December 31, 2019. Other factors were changes related to service charges on deposit accounts, other service charges and fees, mortgage lending income, dividends from FHLB, FRB, FNBB & other, gain on sale of SBA loans, gain (loss) on OREO and other income.

Additional details for the year ended December 31, 2019 on some of the more significant changes are as follows:

•	The $921,000 decrease in service charges on deposit accounts is primarily related to a decrease in overdraft fees.
•

The $2.5 million decrease in other service charges and fees is primarily due to the reduction in interchange fees as a result of the Company being subject to interchange fee restrictions from the Durbin Amendment. We estimate that interchange fees are approximately $6.0 million lower as a result of the Durbin Amendment. This was partially offset by increases in property finance loan fees, wire service charges and other non-interchange related fee income.

•	The $1.9 million increase in mortgage lending income is primarily related to an increase in gains on sales of mortgage loans due to increased volume.
•

The $2.0 million increase in dividends from FHLB, FRB, First National Bankers’ Bank & other is primarily the result of $3.0 million in special dividends from an equity investment in 2019. This was partially offset by a decrease in dividend income from the FRB and FHLB.

•	The $1.0 million increase in gain on sale of SBA loans is primarily due both increased volume and higher gains from the sales of SBA loans.
•

The $1.6 million decrease in gain (loss) on OREO is primarily related to realizing fewer gains on sale from OREO properties during 2019 and $791,000 increase in revaluation expense for 2019 compared to 2018.

•

The $3.3 million decrease in other income is primarily due to a $767,000 decrease in investment brokerage fee income, a $499,000 decrease in income from fair value adjustments for equity securities due to the Company selling its equity securities during the fourth quarter of 2018, a $489,000 decrease in additional income for items previously charged off and a $1.4 million decrease in miscellaneous income.

During 2019, the Company made a strategic decision to surrender $47.5 million of its underperforming separate account bank owned life insurance (“BOLI”).  As a result of this decision, the income earned on the increase in the cash value of life insurance will be lower in future periods.

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

Table 7 below sets forth a summary of non-interest expense for the years ended December 31, 2019, 2018, and 2017, as well as changes for the years ended 2019 compared to 2018 and 2018 compared to 2017.

Table 7: Non-Interest Expense

	Years Ended December 31,			2019 Change		2018 Change
	2019	2018	2017	from 2018		from 2017
	(Dollars in thousands)
Salaries and employee benefits	$154,177	$143,545	$119,369	$10,632	7.4%	$24,176	20.3%
Occupancy and equipment	35,452	33,960	30,055	1,492	4.4	3,905	13.0
Data processing expense	16,161	14,428	11,998	1,733	12.0	2,430	20.3
Other operating expenses:				—	—	—	—
Advertising	4,687	4,472	3,203	215	4.8	1,269	39.6
Merger and acquisition expenses	—	6,013	25,743	(6,013)	(100.0)	(19,730)	(76.6)
Amortization of intangibles	6,324	6,455	4,207	(131)	(2.0)	2,248	53.4
Electronic banking expense	7,525	7,622	6,662	(97)	(1.3)	960	14.4
Directors’ fees	1,602	1,281	1,259	321	25.1	22	1.7
Due from bank service charges	1,081	1,003	1,602	78	7.8	(599)	(37.4)
FDIC and state assessment	4,468	8,558	5,239	(4,090)	(47.8)	3,319	63.4
Hurricane expense	897	470	556	427	90.9	(86)	(15.5)
Insurance	2,846	3,100	2,512	(254)	(8.2)	588	23.4
Legal and accounting	5,017	3,548	2,993	1,469	41.4	555	18.5
Other professional fees	10,213	6,453	5,359	3,760	58.3	1,094	20.4
Operating supplies	2,021	2,222	1,978	(201)	(9.0)	244	12.3
Postage	1,266	1,303	1,184	(37)	(2.8)	119	10.1
Telephone	1,210	1,405	1,374	(195)	(13.9)	31	2.3
Other expense	20,840	18,165	14,915	2,675	14.7	3,250	21.8
Total non-interest expense	$275,787	$264,003	$240,208	$11,784	4.5%	$23,795	9.9%

Non-interest expense increased $11.8 million, or 4.5%, to $275.8 million for the year ended December 31, 2019, from $264.0 million for the same period in 2018.  The primary factor that resulted in this increase was the increase in salaries and employee benefits expense. Other factors were changes related to merger and acquisition expenses, FDIC and state assessment, other professional fees and other expense.

Additional details for the year ended December 31, 2019 on some of the more significant changes are as follows:

•

The $10.6 million increase in salaries and employee benefits is primarily related to the normal increased cost of doing business and additional employees hired as a result of the increased regulatory environment, $1.7 million of additional expense related to performance based restricted stock and stock options granted during the third quarter of 2018 under the “HOMB $2.00” incentive program and the completion of the acquisition of SPF during the second quarter of 2018, which accounted for $445,000 of the increase.

•	The $6.0 million decrease in merger and acquisition expense is related to the acquisition of Shore Premier Finance which was completed in 2018.
•

The $4.1 million decrease in FDIC and state assessment is primarily related to a $2.3 million FDIC small bank assessment credit recorded in the third quarter of 2019, a lower assessment rate for 2019 and no surcharge expense being assessed by the FDIC during 2019. Small banks (total consolidated assets of less than $10 billion) were awarded FDIC assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. The assessment regulations provide that after the reserve ratio reaches 1.38% the FDIC will automatically apply small bank credits to reduce the banks’ regular deposit insurance assessments. Centennial Bank was classified as a small bank until January 1, 2018. During the third quarter, the Company was notified that the DIF reserve ratio as of June 30, 2019 was 1.40%. As a result, the Company recorded its FDIC small bank assessment credit in the amount of $2.3 million during the third quarter of 2019.

•

The $3.8 million increase in other professional fees is primarily related to $1.5 million of expense incurred in relation to outsourced special projects as well as other additional expenses incurred in relation to the increased regulatory environment as a result of the Company exceeding $10 billion in assets.

•	The $2.7 million increase in other expense is primarily related to the normal increased cost of doing business.

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

Centennial CFG incurred $24.4 million of non-interest expense during the year ended December 31, 2018, respectively, compared to $18.6 million of non-interest expense during the year ended December 31, 2017, respectively.  While the cost of doing business in New York City, Los Angeles, Miami and Dallas is significantly higher than our Arkansas, Florida and Alabama markets, we are still committed to cost-saving measures while achieving our goals of growing the Company.

Income Taxes

During 2019, the State of Florida reduced its corporate income tax rate from 5.50% to 4.458% for the tax years January 1, 2019 through December 31, 2021.  As a result of this reduction, our income taxes were reduced by $1.0 million.  This rate decline lowered the Company’s marginal tax rate from 26.135% to 25.819% for 2019.

Additionally, during 2019, the Company made a strategic decision to surrender $47.5 million of its underperforming BOLI.  When a BOLI contract is surrendered the gains within the policy become taxable as well as a 10% IRS penalty on the gain.  As a result of this BOLI decision, the Company recorded a $3.7 million tax expense related to this transaction. Excluding the BOLI tax expense, income tax expense would have been $92.4 million for a decrease of $2.7 million, or 2.8% for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Income tax expense increased $1.0 million, or 1.01%, to $96.1 million for the year ended December 31, 2019, from $95.1 million for 2018.  Income tax expense decreased $40.9 million, or 30.1%, to $95.1 million for the year ended December 31, 2018, from $136.0 million for 2017. The effective tax rate for the years ended December 31, 2019, 2018 and 2017 were 24.92%, 24.05% and 50.17%, respectively. The Company’s marginal tax rate was 25.819%, 26.135% and 39.225% for years ended December 31, 2019, 2018 and 2017. The effective tax rate excluding the BOLI tax expense was 23.97% for the year ended December 31, 2019.

In December 2017, President Trump signed into law the TCJA which lowered the Company’s federal corporate tax rate of 35.0% to 21.0%. As a result, the Company was required to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on these deferred amounts, which resulted in a one-time write-down of $36.9 million. Excluding the effect of the tax rate change, income tax expense for the year ended December 31, 2017 would have been $99.1 million. Income tax expense would have decreased $3.9 million or 4.0% for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Financial Condition as of and for the Years Ended December 31, 2019 and 2018

Our total assets as of December 31, 2019 decreased $270.4 million to $15.03 billion from the $15.30 billion reported as of December 31, 2018.  Cash and cash equivalents decreased $167.3 million, and our loan portfolio decreased $202.2 million to $10.87 billion as of December 31, 2019, from $11.07 billion as of December 31, 2018.  Stockholders’ equity increased $161.6 million to $2.51 billion as of December 31, 2019, compared to $2.35 billion as of December 31, 2018.  The increase in stockholders’ equity is primarily associated with the $204.4 million increase in retained earnings and the $30.0 million increase in accumulated other comprehensive income which were partially offset by the repurchase of $84.9 million of our common stock during 2019.  The improvement in stockholders’ equity for 2019 was 6.9%.

Our total assets as of December 31, 2018 increased $852.7 million to $15.30 billion from the $14.45 billion reported as of December 31, 2017.  Our loan portfolio increased $740.7 million to $11.07 billion as of December 31, 2018, from $10.33 billion as of December 31, 2017.  This increase is a result of $376.2 million in loans acquired in the SPF acquisition and $364.5 million in organic loan growth.  Stockholders’ equity increased $145.6 million to $2.35 billion as of December 31, 2018, compared to $2.20 billion as of December 31, 2017.  The increase in stockholders’ equity is primarily associated with the $221.5 million increase in retained earnings and the issuance of $28.2 million in stock as a part of the acquisition of Shore Premier Finance offset by a $10.4 million increase in accumulated other comprehensive income and the repurchase of $104.3 million of our common stock during 2018, which includes the repurchase of the shares issued as part of the acquisition of the Shore Premier Finance.  The improvement in stockholders’ equity for 2018 was 6.6%.

Loan Portfolio

Our loan portfolio averaged $10.96 billion and $10.62 billion during the years ended December 31, 2019 and 2018, respectively.  Loans receivable were $10.87 billion as of December 31, 2019 compared to $11.07 billion as of December 31, 2018, a decrease of $202.2 million, or 1.8%.

During 2019, the Company experienced a decline of approximately $202.2 million in loans compared to 2018. Centennial CFG produced $49.6 million of net organic loan growth during 2019 while the legacy footprint experienced $251.7 million of organic loan decline. Centennial CFG had total loans of $1.60 billion at December 31, 2019.

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

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property.  Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York.  Loans receivable were approximately $3.67 billion, $4.90 billion, $206.7 million, $498.1 million and $1.60 billion as of December 31, 2019 in Arkansas, Florida, Alabama, SPF and Centennial CFG, respectively.

As of December 31, 2019, we had $489.7 million of construction/land development loans which were collateralized by land.  This consisted of $170.4 million for raw land and $319.3 million for land with commercial and/or residential lots.

Table 8 presents our loans receivable balances by category as of December 31, 2019, 2018, 2017, 2016, and 2015.

Table 8: Loans Receivable

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$4,412,769	$4,806,684	$4,600,117	$3,153,121	$2,968,335
Construction/land development	1,776,689	1,546,035	1,700,491	1,135,843	944,787
Agricultural	88,400	76,433	82,229	77,736	75,027
Residential real estate loans:
Residential 1-4 family	1,819,221	1,975,586	1,970,311	1,356,136	1,190,279
Multifamily residential	488,278	560,475	441,303	340,926	430,256
Total real estate	8,585,357	8,965,213	8,794,451	6,063,762	5,608,684
Consumer	511,909	443,105	46,148	41,745	52,258
Commercial and industrial	1,528,003	1,476,331	1,297,397	1,123,213	850,587
Agricultural	63,644	48,562	49,815	74,673	67,109
Other	180,797	138,668	143,377	84,306	62,933
Total loans receivable	$10,869,710	$11,071,879	$10,331,188	$7,387,699	$6,641,571

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

As of December 31, 2019, commercial real estate loans totaled $6.28 billion, or 57.8% of loans receivable, as compared to $6.43 billion, or 58.1% of loans receivable, as of December 31, 2018.  Commercial real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $2.16 billion, $3.07 billion, $105.5 million, zero and $946.7 million at December 31, 2019, respectively.

Residential Real Estate Loans.  We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas.  Approximately 31.6% and 56.9% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of December 31, 2019, with the remaining 11.5% relating to condos and mobile homes.  Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to many factors including the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of December 31, 2019, residential real estate loans totaled $2.31 billion, or 21.2%, of loans receivable, compared to $2.54 billion, or 22.9% of loans receivable, as of December 31, 2018.  Residential real estate loans originated in our franchises in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $873.2 million, $1.25 billion, $67.9 million, zero and $113.5 million at December 31, 2019, respectively.

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

As of December 31, 2019, consumer loans totaled $511.9 million, or 4.7% of loans receivable, compared to $443.1 million, or 4.0% of loans receivable, as of December 31, 2018.  Consumer loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $42.9 million, $13.8 million, $1.1 million, $454.2 million and zero at December 31, 2019, respectively.

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

As of December 31, 2019, commercial and industrial loans totaled $1.53 billion, or 14.1% of loans receivable, which compares to $1.48 billion, or 13.3% of loans receivable, as of December 31, 2018.  Commercial and industrial loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $495.2 million, $479.7 million, $30.0 million, $44.0 million and $479.2 million at December 31, 2019, respectively.

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

As of December 31, 2019, agricultural loans totaled $63.6 million, or 0.6% of loans receivable, compared to the $48.6 million, or 0.4% of loans receivable as of December 31, 2018. Agricultural loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $56.3 million, $7.3 million, $91,000, zero and zero at December 31, 2019, respectively.

Table 9 presents the distribution of the maturity of our total loans as of December 31, 2019. The table also presents the portion of our loans that have fixed interest rates and interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

The loans acquired during our acquisitions accrete interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted-average life of the loans).

Table 9: Maturity of Loans

	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$921,871	$2,011,040	$1,479,858	$4,412,769
Construction/land development	712,045	907,678	156,966	1,776,689
Agricultural	20,406	49,500	18,494	88,400
Residential real estate loans
Residential 1-4 family	232,205	549,778	1,037,238	1,819,221
Multifamily residential	71,726	216,103	200,449	488,278
Total real estate	1,958,253	3,734,099	2,893,005	8,585,357
Consumer	12,288	43,838	455,783	511,909
Commercial and industrial	475,813	704,185	348,005	1,528,003
Agricultural	30,410	24,492	8,742	63,644
Other	44,653	68,294	67,850	180,797
Total loans receivable	$2,521,417	$4,574,908	$3,773,385	$10,869,710
Fixed interest rates	$1,438,006	$2,874,629	$1,254,588	$5,567,223
Floating interest rates	1,083,411	1,700,279	2,518,797	5,302,487
Purchased credit impaired loans	—	—	—	—
Total loans receivable	$2,521,417	$4,574,908	$3,773,385	$10,869,710

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

In 2019, the Company reevaluated its loan pools of purchased loans with deteriorated credit quality. These loans pools related specifically to acquired loans from the Heritage, Liberty, Landmark, Bay Cities, Bank of Commerce, Premier Bank, Stonegate and Shore Premier Finance acquisitions. At acquisition, a portion of these loans were recorded as purchased credit impaired loans on a pool by pool basis. Through the reevaluation of these loan pools, management determined that estimated losses for purchase credit impaired loans should be processed against the credit mark of the applicable pools.  The remaining non-accretable mark was then moved to accretable mark to be recognized over the remaining weighted average life of the loan pools.  The projected losses for these loans were less than the total credit mark.  As such, the remaining $107.6 million of loans in these pools along with the $29.3 million in accretable yield were deemed to be immaterial and were reclassified out of the purchased credit impaired loans category.  As of December 31, 2019, the company no longer holds any purchased loans with deteriorated credit quality.

Prior to 2019, we had purchased loans with deteriorated credit quality in our financial statements as a result of our historical acquisitions.  The credit metrics most heavily impacted by our acquisitions of acquired loans with deteriorated credit quality were the following credit quality indicators listed in Table 10 below:

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

Table 10 sets forth information with respect to our non-performing assets as of December 31, 2019, 2018, 2017, 2016 and 2015. As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 10: Non-performing Assets

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans	$47,607	$47,083	$34,032	$47,182	$36,374
Loans past due 90 days or more (principal or interest payments)	7,238	17,159	10,665	15,942	27,137
Total non-performing loans	54,845	64,242	44,697	63,124	63,511
Other non-performing assets
Foreclosed assets held for sale, net	9,143	13,236	18,867	15,951	19,140
Other non-performing assets	447	497	3	3	38
Total other non-performing assets	9,590	13,733	18,870	15,954	19,178
Total non-performing assets	$64,435	$77,975	$63,567	$79,078	$82,689
Allowance for loan losses to non-performing loans	186.20%	169.35%	246.70%	126.74%	109.00%
Non-performing loans to total loans	0.50	0.58	0.43	0.85	0.96
Non-performing assets to total assets	0.43	0.51	0.44	0.81	0.89

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

Total non-performing loans were $54.8 million as of December 31, 2019, compared to $64.2 million as of December 31, 2018, for a decrease of $9.4 million.  The $9.4 million decrease in non-performing loans is the result of a $543,000 increase in non-performing loans in our Arkansas market, an $8.6 million decrease in non-performing loans in our Florida market, a $250,000 increase in non-performing loans in our Alabama market and a $1.6 million decrease in non-performing loans attributable to our SPF market.  Non-performing loans at December 31, 2019 are $17.9 million, $34.7 million, $429,000, $1.8 million and zero in the Arkansas, Florida, Alabama, SPF and Centennial CFG markets, respectively.

Although the current state of the real estate market has improved, future fluctuations in the economy have the potential to increase our level of non-performing loans.  While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at December 31, 2019, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2019.  Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward. Effective January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of broader range of reasonable and supportable information to calculate credit loss estimates, known as the current expected credit loss (“CECL”) model. The Company will recognize as an allowance, its estimate of expected credit losses over the life of the loan in future filings versus the current accounting practice that utilizes the incurred loss model. See note 24 for further discussion about the implementation of the CECL model.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.  In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months.  For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan.  Only non-performing restructured loans are included in our non-performing loans.  As of December 31, 2019, we had $12.1 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 10.  Our Florida market contains $9.3 million, our Arkansas market contains $2.4 million and our Alabama market contains $381,000 of these restructured loans.

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

The majority of the Bank’s loan modifications relates to commercial lending and involves reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan.  At December 31, 2019, the amount of TDRs was $16.3 million, a decrease of 17.6% from $19.7 million at December 31, 2018.  As of December 31, 2019 and 2018, 74.6% and 76.6%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $9.1 million as of December 31, 2019, compared to $13.2 million as of December 31, 2018 for a decrease of $4.1 million.  The foreclosed assets held for sale as of December 31, 2019 are comprised of $5.0 million of assets located in Arkansas, $4.1 million of assets located in Florida, $34,000 located in Alabama and zero from SPF and Centennial CFG.

As of December 31, 2019, we had one foreclosed property with a carrying value greater than $1.0 million.  This property was a development property in Florida acquired from BOC with a carrying value of $2.1 million at December 31, 2019.  The Company does not currently anticipate any additional losses on these properties.  As of December 31, 2019, no other foreclosed assets held for sale have a carrying value greater than $1.0 million.

Table 11 shows the summary of foreclosed assets held for sale as of December 31, 2019, 2018, 2017, 2016 and 2015.

Table 11: Total Foreclosed Assets Held for Sale

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$3,528	$5,555	$9,766	$9,423	$9,787
Construction/land development	3,218	3,534	5,920	4,009	5,286
Agricultural	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	2,397	4,142	2,654	2,076	3,233
Multifamily residential	—	5	527	443	220
Total foreclosed assets held for sale	$9,143	$13,236	$18,867	$15,951	$18,526

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once).  As of December 31, 2019, average impaired loans were $82.1 million compared to $81.3 million as of December 31, 2018.  As of December 31, 2019, impaired loans were $78.9 million compared to $85.6 million as of December 31, 2018, for a decrease of $6.8 million.  This decrease is primarily associated with the $9.2 million decrease in impaired loans in our Florida market since December 31, 2018 and the $1.6 million decrease in impaired loans for our SPF market which was partially offset by the $3.8 million increase in impaired loans in our Arkansas market since December 31, 2018.  As of December 31, 2019, our Arkansas, Florida, Alabama, SPF and Centennial CFG markets accounted for approximately $32.2 million, $44.0 million, $810,000, $1.8 million and zero of the impaired loans, respectively.

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

In 2019, the Company reevaluated its loan pools of purchased loans with deteriorated credit quality. These loans pools related specifically to acquired loans from the Heritage, Liberty, Landmark, Bay Cities, Bank of Commerce, Premier Bank, Stonegate and Shore Premier Finance acquisitions. At acquisition, a portion of these loans were recorded as purchased credit impaired loans on a pool by pool basis. Through the reevaluation of these loan pools, management determined that estimated losses for purchase credit impaired loans should be processed against the credit mark of the applicable pools.  The remaining non-accretable mark was then moved to accretable mark to be recognized over the remaining weighted average life of the loan pools.  The projected losses for these loans were less than the total credit mark.  As such, the remaining $107.6 million of loans in these pools along with the $29.3 million in accretable yield were deemed immaterial and were reclassified out of the purchased credit impaired loans category.  As of December 31, 2019, the company no longer holds any purchased loans with deteriorated credit quality.

As of December 31, 2018, there was not a material amount of purchased loans with deteriorated credit quality on non-accrual status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income.  Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 12 shows the summary non-accrual loans as of December 31, 2019, 2018, 2017, 2016 and 2015:

Table 12: Total Non-Accrual Loans

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$10,966	$15,031	$9,600	$17,988	$15,811
Construction/land development	1,359	5,280	5,011	3,956	2,952
Agricultural	1,094	20	19	435	531
Residential real estate loans
Residential 1-4 family	20,314	17,384	14,437	20,311	12,574
Multifamily residential	331	972	153	262	870
Total real estate	34,064	38,687	29,220	42,952	32,738
Consumer	1,632	2,912	145	140	239
Commercial and industrial	10,692	5,451	4,584	3,155	2,363
Agricultural	1,218	32	54	—	—
Other	1	1	29	935	1,034
Total non-accrual loans	$47,607	$47,083	$34,032	$47,182	$36,374

If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $2.4 million for the year ended December 31, 2019, $2.9 million in 2018, and $2.3 million in 2017 would have been recorded. Interest income recognized on the non-accrual loans for the years ended December 31, 2019, 2018 and 2017 was considered immaterial.

Table 13 shows the summary of accruing past due loans 90 days or more as of December 31, 2019, 2018, 2017, 2016 and 2015:

Table 13: Total Loans Accruing Past Due 90 Days or More

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,194	$9,679	$3,119	$9,530	$9,247
Construction/land development	1,821	3,481	3,247	3,086	4,176
Agricultural	—	—	—	—	30
Residential real estate loans
Residential 1-4 family	1,614	1,753	2,175	2,996	7,207
Multifamily residential	—	—	100	—	1
Total real estate	6,629	$14,913	8,641	15,612	20,661
Consumer	317	720	26	21	46
Commercial and industrial	292	1,526	1,944	309	6,430
Other	—	—	54	—	—
Total loans accruing past due 90 days or more	$7,238	$17,159	$10,665	$15,942	$27,137

Our total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.50% and 0.58% as of December 31, 2019 and 2018, respectively.

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

Loans Collectively Evaluated for Impairment.  Loans receivable collectively evaluated for impairment decreased by approximately $133.4 million from $10.79 billion at December 31, 2018 to $10.66 billion at December 31, 2019. The percentage of the allowance for loan losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment decreased slightly from 0.98% at December 31, 2018 to 0.91% at December 31, 2019.

Charge-offs and Recoveries.  Total charge-offs increased to $10.6 million for the year ended December 31, 2019, compared to $9.0 million for the year ended December 31, 2018.  Total recoveries decreased to $2.6 million for the year ended December 31, 2019, compared to $3.2 million for the same period in 2018.

The net loans charged off for the years ended December 31, 2019, 2018 and 2017 were $8.0 million$5.8 million and $14.0 million, respectively.  For the years ended December 31, 2019, 2018 and 2017, approximately $4.0 million, $3.7 million and $10.0 million, respectively, of the net charge-offs are from our Arkansas market.  For the years ended December 31, 2019, 2018 and 2017, approximately $3.6 million, $1.9 million and $3.8 million, respectively, of the net charge-offs are from our Florida market. Approximately $295,000, $176,000 and $215,000 relates to net charge-offs for the years ended December 31, 2019 and 2018 and net recoveries for the year ended December 31, 2017, respectively, on loans in our Alabama market. For the years ended December 31, 2019 and 2018, approximately $83,000 and zero of the net charge-offs are from our SPF market. There have been zero charge-offs for Centennial CFG since the franchise was formed in 2015.

While the 2019 and 2018 charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of a charge-offs greater than $1.0 million.

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

Table 14 shows the allowance for loan losses, charge-offs and recoveries for loans as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

Table 14: Analysis of Allowance for Loan Losses

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance, beginning of year	$108,791	$110,266	$80,002	$69,224	$55,011
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	2,741	1,211	3,622	3,586	4,878
Construction/land development	1,450	399	1,632	382	644
Agricultural	—	—	127	—	—
Residential real estate loans:
Residential 1-4 family	1,661	2,744	3,895	4,986	4,257
Multifamily residential	—	—	85	611	460
Total real estate	5,852	4,354	9,361	9,565	10,239
Consumer	293	285	198	220	567
Commercial and industrial	2,327	2,221	5,578	5,778	2,638
Agricultural	—	—	—	—	—
Other	2,131	2,128	2,334	1,938	2,508
Total loans charged off	10,603	8,988	17,471	17,501	15,952
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	244	527	1,042	857	762
Construction/land development	95	180	462	1,125	236
Agricultural	—	—	—	—	—
Residential real estate loans:
Residential 1-4 family	913	878	621	1,098	845
Multifamily residential	13	46	55	54	70
Total real estate	1,265	1,631	2,180	3,134	1,913
Consumer	112	190	119	209	61
Commercial and industrial	504	624	464	5,533	802
Agricultural	—	—	—	—	—
Other	728	746	722	795	766
Total recoveries	2,609	3,191	3,485	9,671	3,542
Net loans charged off (recovered)	7,994	5,797	13,986	7,830	12,410
Provision for loan losses	1,325	4,322	44,250	18,608	25,164
Increase in FDIC indemnification asset	—	—	—	—	1,459
Balance, end of year	$102,122	$108,791	$110,266	$80,002	$69,224
Net charge-offs (recoveries) to average loans receivable	0.08%	0.05%	0.17%	0.11%	0.22%
Allowance for loan losses to total loans	0.94	0.98	1.07	1.08	1.04
Allowance for loan losses to net charge-offs (recoveries)	1,277	1,877	788	1,022	558

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

The changes for the years ended December 31, 2019 and 2018 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 15 presents the allocation of allowance for loan losses as of December 31, 2019, 2018, 2017, 2016 and 2015.

Table 15: Allocation of Allowance for Loan Losses

	As of December 31,
	2019		2018		2017		2016		2015
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$32,776	40.6%	$41,721	43.4%	$42,893	44.5%	$27,695	42.7%	$26,330	44.7%
Construction/ land development	26,433	16.3	21,302	14.0	20,343	16.4	11,522	15.4	10,782	14.3
Agricultural Residential real estate loans:	753	0.8	615	0.7	1,046	0.8	493	1.1	468	1.1
Residential 1-4 family	16,758	16.7	22,547	17.8	21,370	19.1	14,397	18.3	12,552	17.9
Multifamily residential	3,377	4.5	4,187	5.1	3,136	4.3	2,120	4.6	2,266	6.5
Total real estate	80,097	78.9	90,372	81.0	88,788	85.1	56,227	82.1	52,398	84.5
Consumer	1,906	4.7	1,153	4.0	462	0.4	398	0.6	544	0.8
Commercial and industrial	16,615	14.1	14,981	13.3	15,292	12.6	12,756	15.2	9,324	12.8
Agricultural	3,504	0.6	2,175	0.4	2,692	0.5	3,790	1.0	4,463	1.0
Other	—	1.7	110	1.3	180	1.4	—	1.1	9	0.9
Unallocated	—	—	—	—	2,852	—	6,831	—	2,486	—
Total	$102,122	100.0%	$108,791	100.0%	$110,266	100.0%	$80,002	100.0%	$69,224	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue.  Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity.  Fair values of securities are based on quoted market prices where available.  If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.  The estimated effective duration of our securities portfolio was 2.4 years as of December 31, 2019.

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

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale.  Available-for-sale securities were $2.08 billion and $1.79 billion as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, $1.21 billion, or 58.2%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $1.03 billion, or 57.6%, of our available-for-sale securities as of December 31, 2018.  To reduce our income tax burden, $439.6 million, or 21.1%, of our available-for-sale securities portfolio as of December 31, 2019, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $308.6 million, or 17.3%, of our available-for-sale securities as of December 31, 2018.  We had $397.6 million, or 19.1%, invested in obligations of U.S. Government-sponsored enterprises as of December 31, 2019, compared to $414.1 million, or 23.2%, of our available-for-sale securities as of December 31, 2018. Also, we had approximately $33.0 million, or 1.6%, invested in other securities as of December 31, 2019, compared to $34.4 million, or 1.9%, of our available-for-sale securities as of December 31, 2018.

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

Table 16 presents the carrying value and fair value of investment securities as of December 31, 2019, 2018 and 2017.

Table 16: Investment Securities

	As of December 31, 2019				As of December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-sale
U.S. government-sponsored enterprises	$398,870	$1,001	$(2,321)	$397,550	$418,605	$504	$(4,976)	$414,133
Residential mortgage-backed securities	689,955	4,735	(1,241)	693,449	580,183	1,230	(8,512)	572,901
Commercial mortgage-backed securities	514,287	6,647	(642)	520,292	463,084	539	(7,745)	455,878
State and political subdivisions	425,989	13,824	(257)	439,556	308,835	2,311	(2,589)	308,557
Other securities	32,748	409	(166)	32,991	34,336	304	(247)	34,393
Total	$2,061,849	$26,616	$(4,627)	$2,083,838	$1,805,043	$4,888	$(24,069)	$1,785,862
Held-to-maturity
U.S. government-sponsored enterprises	—	—	—	—	3,261	14	(71)	3,204
Residential mortgage-backed securities	—	—	—	—	39,707	20	(689)	39,038
Commercial mortgage-backed securities	—	—	—	—	17,587	58	(267)	17,378
State and political subdivisions	—	—	—	—	132,221	1,815	(46)	133,990
Total	$—	$—	$—	$—	$192,776	$1,907	$(1,073)	$193,610

	As of December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-sale
U.S. government-sponsored enterprises	$407,387	$899	$(1,982)	$406,304
Residential mortgage-backed securities	481,981	538	(4,919)	477,600
Commercial mortgage-backed securities	497,870	332	(4,430)	493,772
State and political subdivisions	247,292	3,783	(774)	250,301
Other securities	34,617	1,225	(302)	35,540
Total	$1,669,147	$6,777	$(12,407)	$1,663,517
Held-to-maturity
U.S. government-sponsored enterprises	$5,791	$15	$(15)	$5,791
Residential mortgage-backed securities	56,982	107	(402)	56,687
Commercial mortgage-backed securities	16,625	114	(40)	16,699
State and political subdivisions	145,358	3,031	(27)	148,362
Total	$224,756	$3,267	$(484)	$227,539

Table 17 reflects the amortized cost and estimated fair value of debt securities as of December 31, 2019, by contractual maturity and the weighted-average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 17: Maturity Distribution of Investment Securities

	As of December 31, 2019
		1 Year	5 Years		Total	Total
	1 Year	Through	Through	Over	Amortized	Fair
	or Less	5 Years	10 Years	10 Years	Cost	Value
	(Dollars in thousands)
Available-for-sale
U.S. Government-sponsored enterprises	$171,211	$159,258	$51,996	$16,405	$398,870	$397,550
Residential mortgage-backed securities	209,089	367,107	66,237	47,522	689,955	693,449
Commercial mortgage-backed securities	52,455	315,845	100,599	45,388	514,287	520,292
State and political subdivisions	122,545	167,424	95,122	40,898	425,989	439,556
Other securities	7,026	13,291	12,431	—	32,748	32,991
Total	$562,326	$1,022,925	$326,385	$150,213	$2,061,849	$2,083,838
Percentage of total amortized cost	27.3%	49.6%	15.8%	7.3%	100.0%
Weighted-average yield	2.8%	2.8%	3.3%	3.6%	2.9%

Deposits

Our deposits averaged $11.14 billion for the year ended December 31, 2019 and $10.53 billion for 2018.  Total deposits increased $378.6 million, or 3.5%, to $11.28 billion as of December 31, 2019, from $10.90 billion as of December 31, 2018.    Deposits are our primary source of funds.  We offer a variety of products designed to attract and retain deposit customers.  Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit.  Deposits are gathered from individuals, partnerships and corporations in our market areas.  In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 18 reflects the classification of the brokered deposits as of December 31, 2019 and 2018.

Table 18: Brokered Deposits

	December 31, 2019	December 31, 2018
	(In thousands)
Time Deposits	$95,399	$125,610
CDARS	109	109
Insured Cash Sweep and Other Transaction Accounts	484,169	534,508
Total Brokered Deposits	$579,677	$660,227

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions.  The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, increased four times from a target rate of 0.25% to 0.50% as of December 31, 2015 to a target rate of 1.25% to 1.50% as of December 31, 2017.  The Federal Reserve increased the target rate four times in 2018. First, the target rate was increased to 1.50% to 1.75% on March 21, 2018; second, the rate was increased on June 13, 2018 to 1.75% to 2.00%; third, the rate was increased on September 26, 2018 to 2.00% to 2.25%; and fourth, the rate was increased on December 19, 2018 to 2.25% to 2.50%.  The Federal Reserve lowered the target rate three times during 2019. First, the target rate was lowered to 2.00% to 2.25% on July 31, 2019; second, the rate was lowered on September 18, 2019 to 1.75% to 2.00%; and third, the rate was lowered on October 30, 2019 to 1.50% to 1.75%. The target rate is currently at 1.50% to 1.75% as of December 31, 2019, which has decreased from the target rate of 2.25% to 2.50% as of December 31, 2018.

Table 19 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2019, 2018, and 2017.

Table 19: Average Deposit Balances and Rates

	Years Ended December 31,
	2019		2018		2017
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$2,489,254	—%	$2,464,024	—%	$2,005,632	—%
Interest-bearing transaction accounts	6,042,974	1.25	5,767,788	0.99	4,265,529	0.53
Savings deposits	631,519	0.26	650,398	0.20	558,097	0.11
Time deposits:
$100,000 or more	1,513,510	2.07	1,158,403	1.53	961,371	0.86
Other time deposits	458,530	1.22	487,583	0.75	483,457	0.48
Total	$11,135,787	1.02%	$10,528,196	0.76%	$8,274,086	0.41%

Table 20 presents our maturities of large denomination time deposits as of December 31, 2019 and 2018.

Table 20: Maturities of Large Denomination Time Deposits ($100,000 or more)

	As of December 31,
	2019		2018
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Maturing
Three months or less	$297,428	19.3%	$260,659	18.5%
Over three months to six months	241,443	15.7	95,400	6.8
Over six months to 12 months	598,851	38.8	681,424	48.4
Over 12 months	403,983	26.2	371,815	26.4
Total	$1,541,705	100.0%	$1,409,298	100.0%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced.  Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $48,000, or 0.03%, from $143.7 million as of December 31, 2018 to $143.7 million as of December 31, 2019.

FHLB and Other Borrowed Funds

Our FHLB borrowed funds were $621.4 million and $1.47 billion at December 31, 2019 and 2018, respectively. The decrease is due to a change in the Company’s funding position whereby loan balances have decreased, and deposit balances have increased. As a result, the Company used the excess cash generated by these changes to pay down FHLB advances. The Company had no other borrowed funds as of December 31, 2019. Other borrowed funds were $2.5 million and were classified as short-term advances as of December 31, 2018.  At December 31, 2019, $75.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively.  At December 31, 2018, $782.6 million and $689.8 million of the outstanding balance were issued as short-term and long-term advances, respectively.   Our remaining FHLB borrowing capacity was $2.79 billion and $2.62 billion as of December 31, 2019 and 2018, respectively.  Maturities of borrowings as of December 31, 2019 include: 2020 – $221.4 million; 2021 – zero; 2022 – zero; 2023 – zero; 2024 – zero; after 2024 – $400.0 million.  Expected maturities could differ from contractual maturities because FHLB may have the right to call or we may have the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $369.6 million and $368.8 million as of December 31, 2019 and 2018, respectively.

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

Stockholders’ Equity

Stockholders’ equity was $2.51 billion at December 31, 2019 compared to $2.35 billion at December 31, 2018.  The increase in stockholders’ equity is primarily associated with the $204.4 million increase in retained earnings and the $30.0 million increase in accumulated other comprehensive income which were partially offset by the repurchase of $84.9 million of our common stock during 2019.  The improvement in stockholders’ equity was 6.9% for the year ended December 31, 2019 compared to December 31, 2018.  As of December 31, 2019 and 2018, our equity to asset ratio was 16.7% and 15.4%, respectively.  Book value per common share was $15.10 at December 31, 2019 compared to $13.76 at December 31, 2018.

Common Stock Cash Dividends.  We declared cash dividends on our common stock of $0.51, $0.46 and $0.40 per share for the years ended December 31, 2019, 2018 and 2017, respectively.  The common stock dividend payout ratio for the year ended December 31, 2019, 2018 and 2017 was 29.57%, 26.59% and 44.69%, respectively.

Stock Repurchase Program.  On January 18, 2019, our Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of our common stock under our previously approved stock repurchase program, which brought the total amount of authorized shares to repurchase to 19,752,000 shares.  During 2019, we utilized a portion of this stock repurchase program.  We repurchased a total of 4,542,222 shares with a weighted-average stock price of $18.66 per share during 2019.  Shares repurchased to date under the program total 14,374,775 shares.  The remaining balance available for repurchase is 5,377,225 shares at December 31, 2019. The Company has received approval from the Federal Reserve Bank to repurchase up to $183.0 million of stock during the year ending December 31, 2020.

Liquidity and Capital Adequacy Requirements

Parent Company Liquidity. The primary sources for payment of our operating expenses, and dividends are current cash on hand ($110.6 million as of December 31, 2019), dividends received from our bank subsidiary and a $20.0 million unfunded line of credit with another financial institution.

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

Basel III also amended the prompt corrective action rules to incorporate a “common equity Tier 1 capital” requirement and to raise the capital requirements for certain capital categories.  In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization is required to have at least a 4.5% “common equity Tier 1 risk-based capital” ratio, a 4% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio and an 8% “total risk-based capital” ratio.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2019 and 2018, we met all regulatory capital adequacy requirements to which we were subject.

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

Table 21 presents our risk-based capital ratios as of December 31, 2019 and 2018.

Table 21: Risk-Based Capital

	As of December 31, 2019	As of December 31, 2018
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$2,511,531	$2,349,886
Goodwill and core deposit intangibles, net	(994,554)	(1,000,842)
Unrealized (gain) loss on available-for- sale securities	(16,221)	13,815
Deferred tax assets	—	—
Total common equity Tier 1 capital	1,500,756	1,362,859
Qualifying trust preferred securities	70,984	70,841
Total Tier 1 capital	1,571,740	1,433,700
Tier 2 capital
Qualifying subordinated notes	298,573	297,949
Qualifying allowance for loan losses	102,122	108,791
Total Tier 2 capital	400,695	406,740
Total risk-based capital	$1,972,435	$1,840,440
Average total assets for leverage ratio	$13,949,814	$13,838,137
Risk weighted assets	$12,066,643	$12,022,576
Ratios at end of period
Common equity Tier 1 capital	12.44%	11.34%
Leverage ratio	11.27	10.36
Tier 1 risk-based capital	13.03	11.93
Total risk-based capital	16.35	15.31
Minimum guidelines – Basel III phase-in schedule
Common equity Tier 1 capital	7.000%	6.375%
Leverage ratio	4.000	4.000
Tier 1 risk-based capital	8.500	7.875
Total risk-based capital	10.500	9.875
Minimum guidelines – Basel III fully phased-in
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

Table 22 presents actual capital amounts and ratios as of December 31, 2019 and 2018, for our bank subsidiary and us.

Table 22: Capital and Ratios

	Actual		Minimum Capital Requirement – Basel III Phase-In Schedule		Minimum Capital Requirement – Basel III Fully Phased-In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2019
Common equity Tier 1 capital ratios:
Home BancShares	$1,500,756	12.44%	$844,665	7.000%	$844,665	7.00%	$	N/A	N/A	%
Centennial Bank	1,744,543	14.47	843,863	7.000	843,863	7.00		783,587	6.50
Leverage ratios:
Home BancShares	$1,571,740	11.27%	$557,993	4.000%	$557,993	4.00%	$	N/A	N/A	%
Centennial Bank	1,744,543	12.51	557,977	4.000	557,977	4.00		697,471	5.00
Tier 1 capital ratios:
Home BancShares	$1,571,740	13.03%	$1,025,665	8.500%	$1,025,665	8.50%	$	N/A	N/A	%
Centennial Bank	1,744,543	14.47	1,024,691	8.500	1,024,691	8.50		964,415	8.00
Total risk-based capital ratios:
Home BancShares	$1,972,435	16.35%	$1,266,998	10.500%	$1,266,998	10.50%	$	N/A	N/A	%
Centennial Bank	1,846,665	15.32	1,265,797	10.500	1,265,797	10.50		1,205,521	10.00
As of December 31, 2018
Common equity Tier 1 capital ratios:
Home BancShares	$1,362,859	11.34%	$766,158	6.375%	$841,271	7.00%	$	N/A	N/A	%
Centennial Bank	1,654,810	13.77	766,116	6.375	841,225	7.00		781,138	6.50
Leverage ratios:
Home BancShares	$1,433,700	10.36%	$553,552	4.000%	$553,552	4.00%	$	N/A	N/A	%
Centennial Bank	1,654,810	11.93	554,840	4.000	554,840	4.00		693,550	5.00
Tier 1 capital ratios:
Home BancShares	$1,433,700	11.93%	$946,386	7.875%	$1,021,496	8.50%	$	N/A	N/A	%
Centennial Bank	1,654,810	13.77	946,378	7.875	1,021,488	8.50		961,400	8.00
Total risk-based capital ratios:
Home BancShares	$1,840,440	15.31%	$1,187,090	9.875%	$1,262,222	10.50%	$	N/A	N/A	%
Centennial Bank	1,763,601	14.68	1,186,346	9.875	1,261,431	10.50		1,201,363	10.00

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $58.9 million and $55.6 million at December 31, 2019 and 2018, respectively, with the majority of maturities ranging from currently due to four years.

Table 23 presents the anticipated funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2019.

Table 23: Funding Requirements of Financial Commitments

	Payments Due by Period
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
	(In thousands)
Operating lease obligations	$7,740	$12,110	$9,088	$28,260	57,198
FHLB advances & other borrowings by contractual maturity	221,439	—	—	400,000	621,439
Subordinated debentures	—	—	—	369,557	369,557
Loan commitments	1,090,309	887,256	455,505	334,347	2,767,417
Letters of credit	57,370	1,474	1	37	58,882

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

In Table 24 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 24: Earnings, As Adjusted

	2019	2018	2017
	(In thousands, except per share data)
GAAP net income available to common shareholders (A)	$289,539	$300,403	$135,083
Adjustments:
Gain on acquisitions	—	—	(3,807)
FDIC Small Bank Assessment Credit	(2,291)	—	—
Special dividend from equity investment	(2,995)	—	—
Merger expenses	—	6,013	25,743
Hurricane expenses (1)	897	470	33,445
Outsourced special project expense	1,531	—	—
Effect of tax rate change	—	—	36,935
Total adjustments	(2,858)	6,483	92,316
Tax-effect of adjustments (2)	(738)	1,694	22,626
Adjustments after-tax	(2,120)	4,789	69,690
BOLI redemption tax	3,667	—	—
Total adjustments after tax (B)	1,547	4,789	69,690
Earnings, as adjusted (C)	$291,086	$305,192	$204,773
Average diluted shares outstanding (D)	167,804	174,124	151,528
GAAP diluted earnings per share: A/D	$1.73	$1.73	$0.89
Adjustments after-tax: B/D	—	0.02	0.46
Diluted earnings per common share excluding adjustments: C/D	$1.73	$1.75	$1.35

(1)

Hurricane expenses for 2019 and 2018 include $879,000 and $470,000 of damage expense, respectively, related to Hurricane Michael and expenses for 2017 include $32.9 million of provision for loan losses and $556,000 of damage expense related to Hurricane Irma.

(2)	Blended statutory tax rate of 25.819% for 2019, 26.135% for 2018 and 39.225% for 2017, adjusted for non-taxable gain on acquisition and non-deductible merger-related costs.

We had $995.0 million, $1.00 billion and $977.3 million total goodwill, core deposit intangibles and other intangible assets as of December 31, 2019, 2018 and 2017, respectively.  Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity excluding intangible amortization and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per common share, book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 25 through 28, respectively.

Table 25: Tangible Book Value Per Share

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Book value per share: A/B	$15.10	$13.76	$12.70
Tangible book value per share: (A-C-D)/B	9.12	7.90	7.07
(A) Total equity	$2,511,531	$2,349,886	$2,204,291
(B) Shares outstanding	166,373	170,720	173,633
(C) Goodwill	$958,408	$958,408	$927,949
(D) Core deposit and other intangibles	$36,572	$42,896	49,351

Table 26: Return on Average Assets Excluding Intangible Amortization

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Return on average assets: A/D	1.93%	2.06%	1.17%
Return on average assets excluding intangible amortization: (A+B)/(D-E)	2.10	2.25	1.26
Return on average assets excluding gain on acquisitions, merger expenses, FDIC loss share buy-out expense, hurricane expenses & effect of tax rate change: (ROA, as adjusted) (A+C)/D	1.94	2.10	1.78
(A) Net income	$289,539	$300,403	$135,083
(B) Intangible amortization after-tax	4,691	4,767	2,557
(C) Adjustments after-tax	1,547	4,789	69,690
(D) Average assets	15,028,500	14,567,213	11,499,105
(E) Average goodwill, core deposits and other intangible assets	998,090	989,033	576,258

Table 27: Return on Average Tangible Equity Excluding Intangible Amortization

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Return on average equity: A/D	12.01%	13.17%	8.23%
Return on average common equity excluding gain on acquisitions, merger expenses, FDIC loss share buy-out expense, reduced provision for loan losses as a result of a significant loan recovery hurricane expenses & effect of tax rate change: (ROE, as adjusted) (A+C)/D	12.07	13.38	12.48
Return on average tangible equity excluding intangible amortization: B/(D-E)	20.83	23.62	12.92
Return on average tangible common equity excluding gain on acquisitions, merger expenses, FDIC loss share buy-out expense, reduced provision for loan losses as a result of a significant loan recovery, hurricane expenses & effect of tax rate change: (ROTCE, as adjusted) (A+C)/(D-E)	20.60	23.62	19.23
(A) Net income	$289,539	$300,403	$135,083
(B) Earnings excluding intangible amortization	294,230	305,170	137,640
(C) Adjustments after-tax	1,547	4,789	69,690
(D) Average equity	2,410,853	2,281,055	1,641,278
(E) Average goodwill, core deposits and other intangible assets	998,090	989,033	576,258

Table 28: Tangible Equity to Tangible Assets

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Equity to assets: B/A	16.71%	15.36%	15.25%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	10.80	9.43	9.11
(A) Total assets	$15,032,047	$15,302,438	$14,449,760
(B) Total equity	2,511,531	2,349,886	2,204,291
(C) Goodwill	958,408	958,408	927,949
(D) Core deposit and other intangibles	36,572	42,896	49,351

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

Table 29: Efficiency Ratio, As Adjusted

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net interest income (A)	$563,217	$561,013	$455,905
Non-interest income (B)	99,516	102,832	99,636
Non-interest expense (C)	275,787	264,003	240,208
FTE Adjustment (D)	5,255	5,513	7,856
Amortization of intangibles (E)	6,324	6,455	4,207
Adjustments:
Non-interest income:
Special dividend from equity investment	$2,995	$—	$—
Gain on acquisitions	—	—	3,807
Gain (loss) on OREO, net	757	2,401	1,025
Gain (loss) on branches, equipment and other assets, net	(3)	(120)	(960)
Gain (loss) on securities, net	(2)	—	2,132
Total non-interest income adjustments (F)	$3,747	$2,281	$6,004
Non-interest expense:
FDIC Small Bank Assessment Credit	$(2,291)	$—	$—
Merger expenses	—	6,013	25,743
Hurricane damage expense	897	470	556
Outsourced special project expense	1,531	—	—
Other expense(1)	—	—	47
Total non-core non-interest expense (G)	$137	$6,483	$26,346
Efficiency ratio (reported): ((C-E)/(A+B+D))	40.34%	38.48%	41.89%
Core efficiency ratio (non-GAAP): ((C-E-G)/ (A+B+D-F))	40.55	37.64	37.61
(1)	Amount includes vacant properties write-downs.

Table 30 presents selected unaudited quarterly financial information for 2019 and 2018.

Table 30: Quarterly Results

	2019 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$179,487	$181,287	$182,082	$175,132	$717,988
Total interest expense	40,017	40,300	39,105	35,349	154,771
Net interest income	139,470	140,987	142,977	139,783	563,217
Provision for loan losses	—	1,325	—	—	1,325
Net interest income after provision for loan losses	139,470	139,662	142,977	139,783	561,892
Total non-interest income	23,672	23,066	24,749	28,029	99,516
Total non-interest expense	69,057	67,624	67,764	71,342	275,787
Income before income taxes	94,085	95,104	99,962	96,470	385,621
Income tax expense	22,735	22,940	27,199	23,208	96,082
Net income	$71,350	$72,164	$72,763	$73,262	$289,539
Per share data:
Basic earnings per common share	$0.42	$0.43	$0.44	$0.44	$1.73
Diluted earnings per common share	0.42	0.43	0.44	0.44	1.73

	2018 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$160,976	$166,561	$180,051	$177,780	$685,368
Total interest expense	24,767	27,949	34,141	37,498	124,355
Net interest income	136,209	138,612	145,910	140,282	561,013
Provision for loan losses	1,600	2,722	—	—	4,322
Net interest income after provision for loan losses	134,609	135,890	145,910	140,282	556,691
Total non-interest income	25,805	27,673	25,847	23,507	102,832
Total non-interest expense	63,380	63,228	66,123	71,272	264,003
Income before income taxes	97,034	100,335	105,634	92,517	395,520
Income tax expense	23,970	24,310	25,350	21,487	95,117
Net income	$73,064	$76,025	$80,284	$71,030	$300,403
Per share data:
Basic earnings per common share	$0.42	$0.44	$0.46	$0.41	$1.73
Diluted earnings per common share	0.42	0.44	0.46	0.41	1.73

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs.  As of December 31, 2019, our cash and cash equivalents were $490.6 million, or 3.3% of total assets, compared to $657.9 million, or 4.3% of total assets, as of December 31, 2018.  Our available-for-sale investment securities and federal funds sold were $2.08 billion and $1.79 billion as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, our investment portfolio was comprised of approximately 76.6% or $1.60 billion of securities which mature in less than five years.  As of December 31, 2019 and 2018, $865.4 million and $1.32 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase. The decrease in investments pledged to secure public deposits is due to the Company increasing the usage of FHLB letters of credit in order to secure public deposits. The Company made this strategic decision to improve the on-balance-sheet liquidity as well as the liquidity ratio. The Company defines the liquidity ratio as the sum of cash, unpledged securities and federal funds sold divided by total liabilities. The Company’s liquidity ratio was 13.65% as of December 31, 2019 compared to 9.80% as of December 31, 2018.  Management believes our current liquidity position is adequate to meet foreseeable liquidity requirements.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of December 31, 2019, our total deposits were $11.28 billion, or 75.0% of total assets, compared to $10.90 billion, or 71.2% of total assets, as of December 31, 2018. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

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

As of December 31, 2019 and 2018, we could have borrowed up to $325.6 million and $288.0 million, respectively, on a secured basis from the Federal Reserve, up to $30.0 million from First National Bankers’ Bank on an unsecured basis, up to $20.0 million from First National Bankers’ Bank on a secured basis and up to $45.0 million in the aggregate from other financial institutions on an unsecured basis.  The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis.  FHLB borrowed funds were $621.4 million and $1.47 billion at December 31, 2019 and 2018, respectively. The Company had no other borrowed funds as of December 31, 2019. Other borrowed funds were $2.5 million and were classified as short-term advances as of December 31, 2018. At December 31, 2019, $75.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively.  At December 31, 2018, $782.6 million and $698.8 million of the outstanding balance were issued as short-term and long-term advances, respectively.  Our FHLB borrowing capacity was $2.79 billion and $2.62 billion as of December 31, 2019 and 2018, respectively.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2019, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 31 presents our sensitivity to net interest income as of December 31, 2019.

Table 31: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	9.73%
Up 100 basis points	4.84
Down 100 basis points	(6.64)
Down 200 basis points	(12.77)

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of December 31, 2019, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 10.4%.

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

Table 32 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of December 31, 2019.

Table 32: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$321,687	$—	$—	$—	$—	$—	$—	$321,687
Federal funds sold	—	—	—	—	—	—	—	0
Investment securities	313,414	86,230	119,395	239,494	275,240	541,809	508,256	2,083,838
Loans receivable	3,373,260	668,449	880,784	1,484,852	1,540,537	2,274,634	647,194	10,869,710
Total earning assets	4,008,361	754,679	1,000,179	1,724,346	1,815,777	2,816,443	1,155,450	13,275,235
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$1,171,770	$545,472	$818,208	$1,636,415	$948,157	$690,231	$1,123,711	$6,933,964
Time deposits	232,068	211,238	331,886	720,419	374,110	105,782	1,825	1,977,328
Federal funds purchased	5,000	—	—	—	—	—	—	5,000
Securities sold under repurchase agreements	143,727	—	—	—	—	—	—	143,727
FHLB borrowed funds	74,999	—	15,000	131,440	—	—	400,000	621,439
Subordinated debentures	70,984	—	—	—	—	298,573	—	369,557
Total interest-bearing liabilities	1,698,548	756,710	1,165,094	2,488,274	1,322,267	1,094,586	1,525,536	10,051,015
Interest rate sensitivity gap	$2,309,813	$(2,031)	$(164,915)	$(763,928)	$493,510	$1,721,857	$(370,086)	$3,224,220
Cumulative interest rate sensitivity gap	$2,309,813	$2,307,782	$2,142,867	$1,378,939	$1,872,449	$3,594,306	$3,224,220
Cumulative rate sensitive assets to rate sensitive liabilities	236.0%	194.0%	159.2%	122.6%	125.2%	142.2%	132.1%
Cumulative gap as a % of total earning assets	17.4%	17.4%	16.1%	10.4%	14.1%	27.1%	24.3%

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 is effective based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee

Home BancShares, Inc.

Conway, Arkansas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex auditor judgments.  The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

As more fully described in Notes 1 and 5 to the Company’s consolidated financial statements, the allowance for loan losses represents an amount that, in management’s judgment, will be adequate to absorb probable credit losses on existing loans that may become uncollectible and probable credit losses inherent in the remainder of the loan portfolio.  The amounts of provisions to the allowance for loan losses are based on management’s analysis and evaluation of the loan portfolio for identification of problem credits, internal and external factors that may affect collectability, relevant credit exposure, particular risks inherent in different kinds of lending, current collateral values and other relevant factors.  The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired.  The general component covers non-classified loans and classified loans less than $2.0 million and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process.

We identified the valuation of the allowance for loan losses as a critical audit matter.  Auditing the allowance for loan losses involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other qualitative or environmental factors, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of controls, including those related to technology, over the allowance for loan losses including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the calculation of loss rates, the establishment of qualitative adjustments, grading and risk classification of loans and establishment of specific reserves on impaired loans and management’s review and disclosure controls over the allowance for loan losses;

•	Testing of completeness and accuracy of the information utilized in the allowance for loan losses;
•	Testing the allowance for loan losses model’s computational accuracy;
•	Evaluating the qualitative adjustments to historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;
•	Testing the internal loan review functions and evaluating the appropriateness of loan grades;
•	Evaluating the reasonableness of specific allowances on impaired loans;
•	Evaluating the overall reasonableness of assumptions used by management considering the past performance of the Company and evaluating trends identified within peer groups;
•	Evaluating the disclosures in the consolidated financial statements.

/s/ BKD, LLP

We have served as the Company’s auditor since 2005.

Little Rock, Arkansas

February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee

Home BancShares, Inc.

Conway, Arkansas

Opinion on the Internal Control Over Financial Reporting

We have audited Home BancShares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated February 26, 2020, expressed an unqualified opinion thereon.

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

Definitions and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BKD, LLP

Little Rock, Arkansas

February 26, 2020

Home BancShares, Inc.

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2019	2018
Assets
Cash and due from banks	$168,914	$175,024
Interest-bearing deposits with other banks	321,687	482,915
Cash and cash equivalents	490,601	657,939
Federal funds sold	—	325
Investment securities – available-for-sale	2,083,838	1,785,862
Investment securities – held-to-maturity	—	192,776
Loans receivable	10,869,710	11,071,879
Allowance for loan losses	(102,122)	(108,791)
Loans receivable, net	10,767,588	10,963,088
Bank premises and equipment, net	280,103	233,261
Foreclosed assets held for sale	9,143	13,236
Cash value of life insurance	102,562	148,621
Accrued interest receivable	45,086	48,945
Deferred tax asset, net	44,301	73,275
Goodwill	958,408	958,408
Core deposit and other intangibles	36,572	42,896
Other assets	213,845	183,806
Total assets	$15,032,047	$15,302,438
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$2,367,091	$2,401,232
Savings and interest-bearing transaction accounts	6,933,964	6,624,407
Time deposits	1,977,328	1,874,139
Total deposits	11,278,383	10,899,778
Federal funds purchased	5,000	—
Securities sold under agreements to repurchase	143,727	143,679
FHLB and other borrowed funds	621,439	1,472,393
Accrued interest payable and other liabilities	102,410	67,912
Subordinated debentures	369,557	368,790
Total liabilities	12,520,516	12,952,552
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2019 and 200,000,000 in 2018; shares issued and outstanding 166,373,346 in 2019 and 170,720,072 in 2018	1,664	1,707
Capital surplus	1,537,091	1,609,810
Retained earnings	956,555	752,184
Accumulated other comprehensive income (loss)	16,221	(13,815)
Total stockholders’ equity	2,511,531	2,349,886
Total liabilities and stockholders’ equity	$15,032,047	$15,302,438

See accompanying notes.
87

Home BancShares, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Interest income:
Loans	$658,345	$630,596	$479,189
Investment securities
Taxable	41,406	36,833	26,776
Tax-exempt	13,015	13,257	11,967
Deposits – other banks	5,188	4,649	2,309
Federal funds sold	34	33	10
Total interest income	717,988	685,368	520,251
Interest expense:
Interest on deposits	114,104	79,589	33,777
Federal funds purchased	54	1	1
FHLB and other borrowed funds	17,209	22,354	14,513
Securities sold under agreements to repurchase	2,544	1,822	918
Subordinated debentures	20,860	20,589	15,137
Total interest expense	154,771	124,355	64,346
Net interest income	563,217	561,013	455,905
Provision for loan losses	1,325	4,322	44,250
Net interest income after provision for loan losses	561,892	556,691	411,655
Non-interest income:
Service charges on deposit accounts	25,930	26,851	24,922
Other service charges and fees	34,086	36,591	36,127
Trust fees	1,566	1,552	1,678
Mortgage lending income	14,303	12,379	13,286
Insurance commissions	2,278	2,110	1,948
Increase in cash value of life insurance	2,752	2,856	1,989
Dividends from FHLB, FRB, First National Bankers' Bank & other	7,707	5,757	3,485
Gain on acquisitions	—	—	3,807
Gain on sale of SBA loans	1,573	566	738
Gain (loss) on sale of branches, equipment and other assets, net	(3)	(120)	(960)
Gain (loss) on OREO, net	757	2,401	1,025
Gain (loss) on securities, net	(2)	—	2,132
Other income	8,569	11,889	9,459
Total non-interest income	99,516	102,832	99,636
Non-interest expense:
Salaries and employee benefits	154,177	143,545	119,369
Occupancy and equipment	35,452	33,960	30,055
Data processing expense	16,161	14,428	11,998
Other operating expenses	69,997	72,070	78,786
Total non-interest expense	275,787	264,003	240,208
Income before income taxes	385,621	395,520	271,083
Income tax expense	96,082	95,117	136,000
Net income	$289,539	$300,403	$135,083
Basic earnings per common share	$1.73	$1.73	$0.90
Diluted earnings per common share	$1.73	$1.73	$0.89

See accompanying notes.
88

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net income available to all stockholders	$289,539	$300,403	$135,083
Net unrealized gain (loss) on available-for-sale securities	41,262	(12,983)	(3,419)
Less: reclassification adjustment for realized (gains) losses included in income	—	—	(2,132)
Effect of tax rate change on unrealized gain (loss) on available-for- sale securities	—	—	(737)
Other comprehensive income (loss), before tax effect	41,262	(12,983)	(6,288)
Tax effect on other comprehensive (loss) income	(10,767)	3,579	2,467
Other comprehensive income (loss)	30,495	(9,404)	(3,821)
Comprehensive income	$320,034	$290,999	$131,262

See accompanying notes.
89

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2019, 2018 and 2017

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2017	$1,405	$869,737	$455,948	$400	$1,327,490
Comprehensive income:
Net income	—	—	135,083	—	135,083
Other comprehensive income (loss)	—	—	—	(3,821)	(3,821)
Net issuance of 185,116 shares of common stock from exercise of stock options	2	1,080	—	—	1,082
Issuance of 2,738,038 shares of common stock from acquisition of GHI, net of issuance costs of approximately $195	27	77,290	—	—	77,317
Issuance of 30,863,658 shares of common stock from acquisition of Stonegate, net of issuance costs of approximately $630	309	741,324	—	—	741,633
Repurchase of 857,800 shares of common stock	(9)	(20,816)	—	—	(20,825)
Share-based compensation net issuance of 231,766 shares of restricted common stock	2	6,703	—	—	6,705
Cash dividends – Common Stock, $0.40 per share	—	—	(60,373)	—	(60,373)
Balances at December 31, 2017	1,736	1,675,318	530,658	(3,421)	2,204,291
Comprehensive income:
Net income	—	—	300,403	—	300,403
Other comprehensive income (loss)	—	—	—	(9,404)	(9,404)
Net issuance of 201,371 shares of common stock from exercise of stock options	2	1,452	—	—	1,454
Issuance of 1,250,000 shares of common stock from acquisition of Shore Premier Finance	13	28,188	—	—	28,201
Impact of adoption of new accounting standards(1)	—	—	990	(990)	—
Repurchase of 5,307,689 shares of common stock	(53)	(104,223)	—	—	(104,276)
Share-based compensation net issuance of 961,125 shares of restricted common stock	9	9,075	—	—	9,084
Cash dividends – Common Stock, $0.46 per share	—	—	(79,867)	—	(79,867)
Balances at December 31, 2018	1,707	1,609,810	752,184	(13,815)	2,349,886
Comprehensive income:
Net income	—	—	289,539	—	289,539
Other comprehensive income (loss)	—	—	—	30,495	30,495
Net issuance of 93,372 shares of common stock from exercise of stock options	1	1,406	—	—	1,407
Impact of adoption of new accounting standards(2)	—	—	459	(459)	—
Repurchase of 4,542,222 shares of common stock	(45)	(84,843)	—	—	(84,888)
Share-based compensation net issuance of 102,124 shares of restricted common stock	1	10,718	—	—	10,719
Cash dividends – Common Stock, $0.51 per share	—	—	(85,627)	—	(85,627)
Balances at December 31, 2019	$1,664	$1,537,091	$956,555	$16,221	$2,511,531

(1)	Represents the impact of adopting Accounting Standard Update (“ASU”) 2016-01. See Note 1 to the consolidated financial statements for more information.
(2)	Represents the impact of adopting Accounting Standard Update (“ASU”) 2018-02. See Note 1 to the consolidated financial statements for more information.

See accompanying notes.
90

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2019	2018	2017
Operating Activities
Net income	$289,539	$300,403	$135,083
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	19,427	19,205	16,716
Amortization of securities, net	15,943	14,205	12,917
Accretion of purchased loans	(35,890)	(41,455)	(35,716)
Share-based compensation	10,719	9,084	6,705
Gain on assets	(1,942)	(3,302)	(4,223)
Gain on acquisitions	—	—	(3,807)
Provision for loan losses	1,325	4,322	44,250
Deferred income tax effect	28,974	3,289	34,084
Increase in cash value of life insurance	(2,752)	(2,856)	(1,989)
Originations of mortgage loans held for sale	(469,451)	(347,410)	(333,558)
Proceeds from sales of mortgage loans held for sale	424,540	327,488	345,501
Changes in assets and liabilities:
Accrued interest receivable	3,859	(2,413)	(6,451)
Other assets	(27,087)	(736)	(38,408)
Accrued interest payable and other liabilities	(9,789)	24,078	(31,033)
Net cash provided by operating activities	247,415	303,902	140,071
Investing Activities
Net decrease (increase) in federal funds sold	325	23,784	(21,044)
Net decrease (increase) in loans, excluding loans acquired	245,366	(329,001)	(137,219)
Purchases of investment securities – available-for-sale	(609,510)	(500,713)	(692,482)
Proceeds from maturities of investment securities – available-for-sale	528,159	348,032	184,280
Proceeds from sale of investment securities – available-for-sale	1,472	—	32,732
Proceeds from sale of equity securities	—	3,768	—
Purchases of investment securities – held-to-maturity	—	—	(281)
Proceeds from maturities of investment securities – held-to-maturity	—	31,360	58,162
Proceeds from qualified sale of investment securities – held-to-maturity	—	—	491
Redemptions (purchases) of other investments	34,709	(1,683)	1,123
Proceeds from foreclosed assets held for sale	14,190	19,249	18,734
Proceeds from sale of SBA loans	21,843	9,443	13,630
Purchases of premises and equipment, net	(14,898)	(7,950)	(5,191)
Return of investment on cash value of life insurance	—	1,544	592
Net cash proceeds (paid) received – market acquisitions	—	(377,411)	227,842
Net cash provided by (used in) investing activities	221,656	(779,578)	(318,631)
Financing Activities
Net increase in deposits, excluding deposits acquired	378,605	511,276	476,623
Net increase (decrease) in securities sold under agreements to repurchase	48	(4,110)	336
Net increase in federal funds purchased	5,000	—	—
Net (decrease) increase in FHLB and other borrowed funds	(850,954)	173,205	(95,375)
Proceeds from exercise of stock options	1,407	1,454	1,082
Proceeds from issuance of subordinated debentures	—	—	297,201
Repurchase of common stock	(84,888)	(104,276)	(20,825)
Common stock issuance costs – market acquisitions	—	—	(825)
Dividends paid on common stock	(85,627)	(79,867)	(60,373)
Net cash (used in) provided by financing activities	(636,409)	497,682	597,844
Net change in cash and cash equivalents	(167,338)	22,006	419,284
Cash and cash equivalents – beginning of year	657,939	635,933	216,649
Cash and cash equivalents – end of year	$490,601	$657,939	$635,933

See accompanying notes.
91

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”) and interest-bearing deposits with other banks. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. The required reserve balance at December 31, 2019 was $4.4 million.

Investment Securities

Interest on investment securities is recorded as income as earned. Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains or losses on the sale of securities are determined using the specific identification method.

Management determines the classification of securities as available-for-sale, held-to-maturity, or trading at the time of purchase based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The Company has no held-to-maturity or trading securities.

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

During 2019, the Company made a strategic decision to surrender $47.5 million of its underperforming separate account bank owned life insurance (“BOLI”).  When a BOLI contract is surrendered the gains within the policy become taxable as well as a 10% IRS penalty on the gain.  As a result of this BOLI decision, the Company recorded a $3.7 million tax expense related to this transaction.  As a result of this decision, the income earned on the increase in the cash value of life insurance will be lower in future periods.

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 121 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2019, 2018 and 2017, as required by FASB ASC 350, Intangibles - Goodwill and Other. The 2019, 2018 and 2017 tests indicated no impairment of the Company’s goodwill or core deposit intangibles.

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

During 2017, the Company acquired standalone derivative financial instruments from Stonegate (See Note 2).  These derivative financial instruments consist of interest rate swaps and are recognized as assets and liabilities in the consolidated statements of financial condition at fair value. The Bank’s derivative instruments have not been designated as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in fair value recorded in other noninterest income.  In addition, as of December 31, 2019 and December 31, 2018, the Company had derivative contracts outstanding associated with the mortgage loans held for sale portfolio.  As of December 31, 2019 and 2018, these derivative instruments are not considered to be material to the Company’s financial position and results of operations.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any annual or interim period for which financial statements have not yet been issued, and all amendments in the ASU that apply must be adopted in the same period. The Company adopted the new guidance in the first quarter of 2017. Under the new guidance, excess tax benefits related to equity compensation have been recognized in the income tax expense in the consolidated statements of income rather than in capital surplus in the consolidated balance sheets and has been applied on a prospective basis. Changes to the statements of cash flows related to the classification of excess tax benefits and employee taxes paid for share-based payment arrangements have been implemented on a retrospective basis. The Company’s stock-based compensation plan has not historically generated material amounts of excess tax benefits or deficiencies and, therefore, the Company has not experienced a material change in the Company’s financial position or results of operations as a result of the adoption and implementation of ASU 2016-09. For additional information on the stock-based compensation plan, see Note 13.

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year.  Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the years ended December 31:

	2019	2018	2017
	(In thousands, except per share data)
Net income	$289,539	$300,403	$135,083
Average common shares outstanding	167,804	173,657	150,806
Effect of common stock options	—	467	722
Diluted common shares outstanding	167,804	174,124	151,528
Basic earnings per common share	$1.73	$1.73	$0.90
Diluted earnings per common share	$1.73	$1.73	$0.89

As of December 31, 2019, options to purchase 3.4 million shares of common stock, with a weighted average exercise price of $19.60, were excluded from the computation of diluted earnings per share as the majority of the options had an exercise price which was greater than the average market price of the common stock.

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

The unaudited pro-forma combined consolidated financial information presents how the combined financial information of HBI and Stonegate might have appeared had the businesses actually been combined.  The following schedule represents the unaudited pro forma combined financial information as of the years ended December 31, 2017, assuming the acquisition was completed as of January 1, 2017:

Years Ended December 31,
2017
(In thousands, except per share data)
Total interest income	$610,697
Total non-interest income	107,179
Net income available to all shareholders	143,979
Basic earnings per common share	$0.79
Diluted earnings per common share	0.79

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

3.  Investment Securities

Effective January 1, 2019, as permitted by ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, the Company reclassified the prepayable held-to-maturity (“HTM”) investment securities, with a fair value of $193.6 million and $834,000 in net unrealized gains as of December 31, 2018, to available-for-sale (“AFS”) investment securities.  The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	December 31, 2019
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$398,870	$1,001	$(2,321)	$397,550
Residential mortgage-backed securities	689,955	4,735	(1,241)	693,449
Commercial mortgage-backed securities	514,287	6,647	(642)	520,292
State and political subdivisions	425,989	13,824	(257)	439,556
Other securities	32,748	409	(166)	32,991
Total	$2,061,849	$26,616	$(4,627)	$2,083,838

	December 31, 2018
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$418,605	$504	$(4,976)	$414,133
Residential mortgage-backed securities	580,183	1,230	(8,512)	572,901
Commercial mortgage-backed securities	463,084	539	(7,745)	455,878
State and political subdivisions	308,835	2,311	(2,589)	308,557
Other securities	34,336	304	(247)	34,393
Total	$1,805,043	$4,888	$(24,069)	$1,785,862

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$3,261	$14	$(71)	$3,204
Residential mortgage-backed securities	39,707	20	(689)	39,038
Commercial mortgage-backed securities	17,587	58	(267)	17,378
State and political subdivisions	132,221	1,815	(46)	133,990
Total	$192,776	$1,907	$(1,073)	$193,610

Assets, principally investment securities, having an amortized cost of approximately $865.4 million and $1.32 billion at December 31, 2019 and 2018, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $143.7 million at December 31, 2019 and 2018.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$562,325	$565,204
Due after one year through five years	1,022,926	1,031,507
Due after five years through ten years	326,384	334,936
Due after ten years	150,214	152,191
Total	$2,061,849	$2,083,838

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the year ended December 31, 2019, approximately $1.5 million in available-for-sale securities were sold. The gross realized loss on the sale for the year ended December 31, 2019 totaled approximately $2,000. The income tax expense/benefit to net security gains and losses was 25.819% of the gross amounts.

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

For the year ended December 31, 2019, the Company had approximately $2.9 million in unrealized losses, which were in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies.  In addition, approximately 76.6% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

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

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2019 and 2018:

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$129,951	$(553)	$143,287	$(1,768)	$273,238	$(2,321)
Residential mortgage-backed securities	141,877	(640)	90,058	(601)	231,935	(1,241)
Commercial mortgage-backed securities	78,750	(330)	40,894	(312)	119,644	(642)
State and political subdivisions	27,376	(245)	4,206	(12)	31,582	(257)
Other securities	947	(2)	9,539	(164)	10,486	(166)
Total	$378,901	$(1,770)	$287,984	$(2,857)	$666,885	$(4,627)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$148,392	$(1,398)	$192,456	$(3,649)	$340,848	$(5,047)
Residential mortgage-backed securities	95,001	(713)	386,279	(8,488)	481,280	(9,201)
Commercial mortgage-backed securities	33,917	(337)	368,705	(7,675)	402,622	(8,012)
State and political subdivisions	64,376	(763)	77,602	(1,872)	141,978	(2,635)
Other securities	3,364	(154)	8,307	(93)	11,671	(247)
Total	$345,050	$(3,365)	$1,033,349	$(21,777)	$1,378,399	$(25,142)

As of December 31, 2019, the Company's securities portfolio consisted of 1,329 investment securities, 307 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $4.6 million. The U.S government-sponsored enterprises portfolio contained unrealized losses of $2.3 million on 87 securities. The residential mortgage-backed securities portfolio contained $1.2 million of unrealized losses on 148 securities, and the commercial mortgage-backed securities portfolio contained $642,078 of unrealized losses on 42 securities. The state and political subdivisions portfolio contained $256,950 of unrealized losses on 25 securities. In addition, the other securities portfolio contained $165,839 of unrealized losses on 5 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019.

Income earned on securities for the years ended is as follows:

	December 31,
	2019	2018	2017
	(In thousands)
Taxable:
Available-for-sale	$41,406	$35,026	$24,231
Held-to-maturity	—	1,807	2,545
Tax-exempt:
Available-for-sale	13,015	8,226	6,441
Held-to-maturity	—	5,031	5,526
Total	$54,421	$50,090	$38,743

4. Loans Receivable

The various categories of loans receivable are summarized as follows:

	December 31,
	2019	2018
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,412,769	$4,806,684
Construction/land development	1,776,689	1,546,035
Agricultural	88,400	76,433
Residential real estate loans
Residential 1-4 family	1,819,221	1,975,586
Multifamily residential	488,278	560,475
Total real estate	8,585,357	8,965,213
Consumer	511,909	443,105
Commercial and industrial	1,528,003	1,476,331
Agricultural	63,644	48,562
Other	180,797	138,668
Loans receivable	$10,869,710	$11,071,879

During the year ended December 31, 2019, the Company sold $20.2 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $1.6 million.  During the year ended December 31, 2018, the Company sold $8.9 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $566,036. During the year ended December 31, 2017, the Company sold $12.9 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $738,135.

Mortgage loans held for sale of approximately $83.1 million and $64.2 million at December 31, 2019 and 2018, respectively, are included in residential 1-4 family loans.  Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.  Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors.  Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid.  The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.  The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments.  Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund.  These commitments are derivative instruments and their fair values at December 31, 2019 and 2018 were not material.

The Company had $1.99 billion of purchased loans, which includes $58.7 million of discount for credit losses on purchased loans, at December 31, 2019.  The Company had zero and $58.7 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of December 31, 2019.  The Company had $2.90 billion of purchased loans, which includes $113.6 million of discount for credit losses on purchased loans, at December 31, 2018.  The Company had $39.3 million and $74.3 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of December 31, 2018.

In 2019, the Company reevaluated its loan pools of purchased loans with deteriorated credit quality. These loans pools related specifically to acquired loans from the Heritage, Liberty, Landmark, Bay Cities, Bank of Commerce, Premier Bank, Stonegate and Shore Premier Finance acquisitions. At acquisition, a portion of these loans were recorded as purchased credit impaired loans on a pool by pool basis. Through the reevaluation of these loan pools, management determined that estimated losses for purchase credit impaired loans should be processed against the credit mark of the applicable pools.  The remaining non-accretable mark was then moved to accretable mark to be recognized over the remaining weighted average life of the loan pools.  The projected losses for these loans were less than the total credit mark.  As such, the remaining $107.6 million of loans in these pools along with the $29.3 million in accretable yield were deemed to be immaterial and were reclassified out of the purchased credit impaired loans category.  As of December 31, 2019, the company no longer holds any purchased loans with deteriorated credit quality.

5. Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses:

December 31, 2019
(In thousands)
Allowance for loan losses:
Beginning balance	$108,791
Loans charged off	(10,603)
Recoveries of loans previously charged off	2,609
Net loans recovered (charged off)	(7,994)
Provision for loan losses	1,325
Balance, December 31, 2019	$102,122

The following tables present the balance in the allowance for loan losses for the year ended December 31, 2019, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of December 31, 2019.  Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2019
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$21,302	$42,336	$26,734	$14,981	$3,438	$—	$108,791
Loans charged off	(1,450)	(2,741)	(1,661)	(2,327)	(2,424)	—	(10,603)
Recoveries of loans previously charged off	95	244	926	504	840	—	2,609
Net loans recovered (charged off)	(1,355)	(2,497)	(735)	(1,823)	(1,584)	—	(7,994)
Provision for loan losses	6,486	(6,310)	(5,864)	3,457	3,556	—	1,325
Balance, December 31	$26,433	$33,529	$20,135	$16,615	$5,410	$—	$102,122

	As of December 31, 2019
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$97	$164	$2,014	$2,401	$—	$—	$4,676
Loans collectively evaluated for impairment	26,336	33,365	18,121	14,214	5,410	—	97,446
Loans evaluated for impairment balance, December 31	26,433	33,529	20,135	16,615	5,410	—	102,122
Purchased credit impaired loans	—	—	—	—	—	—	—
Balance, December 31	$26,433	$33,529	$20,135	$16,615	$5,410	$—	$102,122
Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$8,933	$58,676	$56,192	$82,434	$3,195	$—	$209,430
Loans collectively evaluated for impairment	1,767,756	4,442,493	2,251,307	1,445,569	753,155	—	10,660,280
Loans evaluated for impairment balance, December 31	1,776,689	4,501,169	2,307,499	1,528,003	756,350	—	10,869,710
Balance, December 31	$1,776,689	$4,501,169	$2,307,499	$1,528,003	$756,350	$—	$10,869,710

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

The following tables present the balance in the allowance for loan losses for the loan portfolio for the year ended December 31, 2017, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of December 31, 2017.  Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2017
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002
Loans charged off	(1,632)	(3,749)	(3,980)	(5,578)	(2,532)	—	(17,471)
Recoveries of loans previously charged off	462	1,042	676	464	841	—	3,485
Net loans recovered (charged off)	(1,170)	(2,707)	(3,304)	(5,114)	(1,691)	—	(13,986)
Provision for loan losses	9,991	18,458	11,293	7,650	837	(3,979)	44,250
Balance, December 31	$20,343	$43,939	$24,506	$15,292	$3,334	$2,852	$110,266

	As of December 31, 2017
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,378	$768	$188	$843	$7	$—	$3,184
Loans collectively evaluated for impairment	18,954	42,824	23,341	14,290	3,310	2,852	105,571
Loans evaluated for impairment balance, December 31	20,332	43,592	23,529	15,133	3,317	2,852	108,755
Purchased credit impaired loans	11	347	977	159	17	—	1,511
Balance, December 31	$20,343	$43,939	$24,506	$15,292	$3,334	$2,852	$110,266
Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$26,860	$124,124	$20,431	$21,867	$500	$—	$193,782
Loans collectively evaluated for impairment	1,658,519	4,442,201	2,341,081	1,261,161	236,392	—	9,939,354
Loans evaluated for impairment balance, December 31	1,685,379	4,566,325	2,361,512	1,283,028	236,892	—	10,133,136
Purchased credit impaired loans	15,112	116,021	50,102	14,369	2,448	—	198,052
Balance, December 31	$1,700,491	$4,682,346	$2,411,614	$1,297,397	$239,340	$—	$10,331,188

The following is an aging analysis for loans receivable for the years ended December 31, 2019 and 2018:

	December 31, 2019
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,628	$454	$14,160	$16,242	$4,396,527	$4,412,769	$3,194
Construction/land development	358	1,042	3,180	4,580	1,772,109	1,776,689	1,821
Agricultural	698	—	1,094	1,792	86,608	88,400	—
Residential real estate loans
Residential 1-4 family	3,150	3,956	21,928	29,034	1,790,187	1,819,221	1,614
Multifamily residential	—	—	331	331	487,947	488,278	—
Total real estate	5,834	5,452	40,693	51,979	8,533,378	8,585,357	6,629
Consumer	659	179	1,949	2,787	509,122	511,909	317
Commercial and industrial	1,835	104	10,984	12,923	1,515,080	1,528,003	292
Agricultural and other	646	3	1,219	1,868	242,573	244,441	—
Total	$8,974	$5,738	$54,845	$69,557	$10,800,153	$10,869,710	$7,238

	December 31, 2018
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,598	$927	$24,710	$29,235	$4,777,449	$4,806,684	$9,679
Construction/land development	2,057	261	8,761	11,079	1,534,956	1,546,035	3,481
Agricultural	98	—	20	118	76,315	76,433	—
Residential real estate loans
Residential 1-4 family	5,890	3,745	19,137	28,772	1,946,814	1,975,586	1,753
Multifamily residential	—	200	972	1,172	559,303	560,475	—
Total real estate	11,643	5,133	53,600	70,376	8,894,837	8,965,213	14,913
Consumer	5,712	168	3,632	9,512	433,593	443,105	720
Commercial and industrial	1,237	87	6,977	8,301	1,468,030	1,476,331	1,526
Agricultural and other	1,121	—	33	1,154	186,076	187,230	—
Total	$19,713	$5,388	$64,242	$89,343	$10,982,536	$11,071,879	$17,159

Non-accruing loans at December 31, 2019 and 2018 were $47.6 million and $47.1 million, respectively.

The following is a summary of the impaired loans as of December 31, 2019, 2018 and 2017:

	December 31, 2019
				Year Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$38	$38	$—	$40	$3
Construction/land development	30	30	—	22	2
Agricultural	—	—	—	7	—
Residential real estate loans
Residential 1-4 family	288	288	—	253	22
Multifamily residential	—	—	—	—	—
Total real estate	356	356	—	322	27
Consumer	27	27	—	24	3
Commercial and industrial	55	55	—	124	3
Agricultural and other	—	—	—	—	—
Total loans without a specific valuation allowance	438	438	—	470	33
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	24,533	24,010	159	34,612	1,729
Construction/land development	6,718	6,491	97	8,334	247
Agricultural	1,095	1,095	5	736	20
Residential real estate loans
Residential 1-4 family	25,476	25,099	2,008	23,574	202
Multifamily residential	620	620	6	1,925	52
Total real estate	58,442	57,315	2,275	69,181	2,250
Consumer	1,980	1,949	—	2,744	27
Commercial and industrial	18,070	17,952	2,401	9,212	91
Agricultural and other	1,219	1,219	—	534	-
Total loans with a specific valuation allowance	79,711	78,435	4,676	81,671	2,368
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	24,571	24,048	159	34,652	1,732
Construction/land development	6,748	6,521	97	8,356	249
Agricultural	1,095	1,095	5	743	20
Residential real estate loans
Residential 1-4 family	25,764	25,387	2,008	23,827	224
Multifamily residential	620	620	6	1,925	52
Total real estate	58,798	57,671	2,275	69,503	2,277
Consumer	2,007	1,976	-	2,768	30
Commercial and industrial	18,125	18,007	2,401	9,336	94
Agricultural and other	1,219	1,219	-	534	-
Total impaired loans	$80,149	$78,873	$4,676	$82,141	$2,401

	December 31, 2018
				Year Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
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

Interest recognized on impaired loans during the years ended December 31, 2019, 2018 and 2017 was approximately $2.4 million, $2.9 million and $2.4 million, respectively.  The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified loans (excluding loans accounted for under ASC Topic 310-30) by class as of December 31, 2019 and 2018:

	December 31, 2019
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$29,444	$1,834	$—	$31,278
Construction/land development	14,748	546	—	15,294
Agricultural	1,324	—	—	1,324
Residential real estate loans
Residential 1-4 family	39,686	121	—	39,807
Multifamily residential	445	—	—	445
Total real estate	85,647	2,501	—	88,148
Consumer	2,771	(1)	—	2,770
Commercial and industrial	37,984	441	—	38,425
Agricultural and other	1,294	—	—	1,294
Total	$127,696	$2,941	$—	$130,637

	December 31, 2018
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$44,089	$484	$—	$44,573
Construction/land development	15,236	—	—	15,236
Agricultural	301	3	—	304
Residential real estate loans
Residential 1-4 family	34,731	253	—	34,984
Multifamily residential	972	—	—	972
Total real estate	95,329	740	—	96,069
Consumer	3,226	3	—	3,229
Commercial and industrial	16,362	585	—	16,947
Agricultural and other	48	—	—	48
Total	$114,965	$1,328	$—	$116,293

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

The following is a presentation of loans receivable by class and risk rating as of December 31, 2019 and 2018:

	December 31, 2019
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$655	$3,412,696	$922,487	$45,653	$31,278	$4,412,769
Construction/land development	5	612	833,749	926,877	152	15,294	1,776,689
Agricultural	—	—	69,512	16,689	875	1,324	88,400
Residential real estate loans
Residential 1-4 family	833	802	1,511,398	256,879	9,502	39,807	1,819,221
Multifamily residential	—	-	355,241	105,728	26,864	445	488,278
Total real estate	838	2,069	6,182,596	2,228,660	83,046	88,148	8,585,357
Consumer	14,859	1,851	481,923	9,833	673	2,770	511,909
Commercial and industrial	39,556	7,910	862,068	525,766	54,278	38,425	1,528,003
Agricultural and other	1,567	10,197	171,398	58,030	1,955	1,294	244,441
Total risk rated loans	$56,820	$22,027	$7,697,985	$2,822,289	$139,952	$130,637	10,869,710
Purchased credit impaired loans							—
Total loans receivable							$10,869,710

	December 31, 2018
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$443	$296	$2,740,068	$1,912,191	$26,361	$44,573	$4,723,932
Construction/land development	17	645	264,507	1,255,258	1,377	15,236	1,537,040
Agricultural	—	—	37,377	38,295	282	304	76,258
Residential real estate loans
Residential 1-4 family	715	738	1,453,859	446,557	7,078	34,984	1,943,931
Multifamily residential	—	—	388,572	169,526	—	972	559,070
Total real estate	1,175	1,679	4,884,383	3,821,827	35,098	96,069	8,840,231
Consumer	13,432	4,298	401,209	18,409	442	3,229	441,019
Commercial and industrial	21,673	13,310	737,218	649,390	23,321	16,947	1,461,859
Agricultural and other	737	3,423	133,901	48,567	554	48	187,230
Total risk rated loans	$37,017	$22,710	$6,156,711	$4,538,193	$59,415	$116,293	10,930,339
Purchased credit impaired loans							141,540
Total loans receivable							$11,071,879

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

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of December 31, 2019, 2018 and 2017:

	December 31, 2019
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	14	$12,738	$6,622	$232	$4,397	$11,251
Construction/land development	3	618	546	12	19	577
Agricultural	2	387	387	—	—	387
Residential real estate loans
Residential 1-4 family	21	2,774	1,068	227	704	1,999
Multifamily residential	2	457	128	—	290	418
Total real estate	42	16,974	8,751	471	5,410	14,632
Consumer	3	39	24	3	—	27
Commercial and industrial	9	3,069	598	615	382	1,595
Total	54	20,082	9,373	1,089	5,792	16,254

	December 31, 2018
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	17	$15,227	$8,482	$982	$4,475	$13,939
Construction/land development	2	584	546	17	—	563
Agricultural	2	345	283	14	—	297
Residential real estate loans
Residential 1-4 family	22	3,204	1,059	281	1,022	2,362
Multifamily residential	3	1,701	1,253	—	286	1,539
Total real estate	46	21,061	11,623	1,294	5,783	18,700
Consumer	5	38	18	9	—	27
Commercial and industrial	14	1,679	897	105	—	1,002
Total	65	22,778	12,538	1,408	5,783	19,729

	December 31, 2017
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	16	$16,853	$8,815	$250	$5,513	$14,578
Construction/land development	5	782	689	75	—	764
Agricultural	2	345	282	22	—	304
Residential real estate loans
Residential 1-4 family	21	5,607	1,926	81	1,238	3,245
Multifamily residential	3	1,701	1,340	—	287	1,627
Total real estate	47	25,288	13,052	428	7,038	20,518
Consumer	3	19	—	18	—	18
Commercial and industrial	11	951	445	50	1	496
Agricultural and other	1	166	166	—	—	166
Total	62	26,424	13,663	496	7,039	21,198

The following is a presentation of TDRs on non-accrual status as of December 31, 2019, 2018 and 2017 because they are not in compliance with the modified terms:

	December 31, 2019		December 31, 2018		December 31, 2017
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	2	$1,363	4	$2,950	2	$1,161
Construction/land development	2	565	1	546	—	—
Agricultural	2	387	1	14	1	22
Residential real estate loans
Residential 1-4 family	7	530	8	778	8	850
Multifamily residential	1	128	1	142	1	153
Total real estate	14	2,973	15	4,430	12	2,186
Consumer	—	—	1	2	—	—
Commercial and industrial	4	1,159	6	194	1	—
Total	18	$4,132	22	$4,626	13	$2,186

The following is a presentation of total foreclosed assets as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$3,528	$5,555
Construction/land development	3,218	3,534
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	2,397	4,142
Multifamily residential	—	5
Total foreclosed assets held for sale	$9,143	$13,236

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

Changes in the carrying amount of the accretable yield for purchased credit impaired loans were as follows for the year ended December 31, 2019 for the Company’s acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$33,759	$141,540
Reforecasted future interest payments for loan pools	(370)	—
Accretion recorded to interest income	(16,060)	16,060
Adjustment to yield	11,973	—
Reclassification out of purchased credit impaired loans(1)	(29,302)	(107,555)
Payments received, net	—	(50,045)
Balance at end of period	$—	$—
(1)

At acquisition, a portion of the loans acquired from Heritage, Liberty, Landmark, Bay Cities, Bank of Commerce, Premier Bank, Stonegate and Shore Premier Finance were recorded as purchased credit impaired loans on a pool by pool basis. In the third and fourth quarters of 2019, the Company reevaluated these loan pools and determined the purchase credit impaired loan pools no longer have a material projected credit impairment. As such, the remaining loans in these pools are performing and have been reclassified out of purchased credit impaired loans.

During 2019, the loan pools were evaluated by the Company and are currently forecasted to have a quicker run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $370,000.  This updated forecast does not change the expected weighted-average yields on the loan pools.

During the 2019 impairment tests on the estimated cash flows of loans, the Company established that several loan pools were determined to have a materially projected credit improvement.  As a result of this improvement, the Company will recognize approximately $12.0 million as an additional adjustment to yield over the weighted-average life of the loans.

6. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at December 31, 2019 and 2018, were as follows:

	December 31, 2019	December 31, 2018
Goodwill	(In thousands)
Balance, beginning of period	$958,408	$927,949
Acquisitions	—	30,459
Balance, end of period	$958,408	$958,408

	December 31, 2019	December 31, 2018
Core Deposit and Other Intangibles	(In thousands)
Balance, beginning of period	$42,896	$49,351
Acquisitions	—	—
Amortization expense	(6,324)	(6,455)
Balance, end of year	$36,572	$42,896

The carrying basis and accumulated amortization of core deposits and other intangibles at December 31, 2019 and 2018 were:

	December 31, 2019	December 31, 2018
	(In thousands)
Gross carrying amount	$86,625	$86,625
Accumulated amortization	(50,053)	(43,729)
Net carrying amount	$36,572	$42,896

Core deposit and other intangible amortization expense for the years ended December 31, 2019, 2018 and 2017 was approximately $6.3 million, $6.5 million  and $4.2 million, respectively.  Core deposit and other intangibles are tested annually for impairment during the fourth quarter.  During the 2019 review, no impairment was found.  Including all of the mergers completed as of December 31, 2019, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2020 through 2024 is approximately: 2020 – $5.9 million; 2021 – $5.7 million; 2022 – $5.7 million; 2023 – $5.5 million; 2024 – $4.3 million.

The carrying amount of the Company’s goodwill was $958.4 million at December 31, 2019 and 2018, respectively.  Goodwill is tested annually for impairment during the fourth quarter.  During the 2019 review, no impairment was found.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7. Other Assets

Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets.  As of December 31, 2019 and 2018 other assets were $213.8 million and $183.8 million, respectively.

The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”).  These equity securities without a readily determinable fair value were $100.0 million and $134.6 million at December 31, 2019 and December 31, 2018, respectively, and are accounted for at cost.

The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321.  These equity securities without a readily determinable fair value were $27.3 million and $25.1 million at December 31, 2019 and 2018, respectively.  There were no transactions during the period that would indicate a material change in fair value. Therefore, these investments were accounted for at cost, less impairment.

8. Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $1.12 billion and $922.0 million at December 31, 2019 and 2018, respectively.  The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.54 billion and $1.41 billion at December 31, 2019 and 2018, respectively.    Interest expense applicable to certificates in excess of $100,000 totaled $31.3 million, $17.7 million and $8.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, brokered deposits were $579.7 million and $660.2 million, respectively.

The following is a summary of the scheduled maturities of all time deposits at December 31, 2019 (in thousands):

One month or less	$232,068
Over 1 month to 3 months	211,238
Over 3 months to 6 months	331,886
Over 6 months to 12 months	720,418
Over 12 months to 2 years	374,110
Over 2 years to 3 years	68,888
Over 3 years to 5 years	36,894
Over 5 years	1,826
Total time deposits	$1,977,328

Deposits totaling approximately $2.21 billion and $1.97 billion at December 31, 2019 and 2018, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9. Securities Sold Under Agreements to Repurchase

At December 31, 2019 and 2018, securities sold under agreements to repurchase totaled $143.7 million.  For the years ended December 31, 2019 and 2018, securities sold under agreements to repurchase daily weighted-average totaled $149.7 million and $148.3 million, respectively.  The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2019 and 2018 is presented in the following tables:

	December 31, 2019
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$22,714	$—	$—	$—	$22,714
Mortgage-backed securities	30,708	—	—	—	30,708
State and political subdivisions	84,540	—	—	—	84,540
Other securities	5,765	—	—	—	5,765
Total borrowings	$143,727	$—	$—	$—	$143,727

	December 31, 2018
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$19,124	$—	$—	$—	$19,124
Mortgage-backed securities	9,184	—	—	—	9,184
State and political subdivisions	98,841	—	—	—	98,841
Other securities	16,530	—	—	—	16,530
Total borrowings	$143,679	$—	$—	$—	$143,679

10. FHLB and Other Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $621.4 million and $1.47 billion at December 31, 2019 and 2018, respectively. The decrease is due to a change in the Company’s funding position whereby loan balances have decreased, and deposit balances have increased. As a result, the Company used the excess cash generated by these changes to pay down FHLB advances. The Company had no other borrowed funds as of December 31, 2019.  Other borrowed funds were $2.5 million and are classified as short-term advances as of December 31, 2018. At December 31, 2019, $75.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively.  At December 31, 2018, $782.6 million and $689.8 million of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2033 with fixed interest rates ranging from 1.20% to 2.85% and are secured by loans and investments securities.  Expected maturities could differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $1.26 billion and $821.3 million at December 31, 2019 and 2018, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2019 and 2018, respectively.  This increase is due to the Company using more letters of credit to collateralize public deposits rather than using investment securities.

Maturities of borrowings with original maturities exceeding one year at December 31, 2019, are as follows (in thousands):

	By Contractual Maturity	By Call Date
2020	$221,439	$621,439
2021	—	—
2022	—	—
2023	—	—
2024	—	—
Thereafter	400,000	—
	$621,439	$621,439

Additionally, the parent company took out a $20.0 million line of credit for general corporate purposes during 2015.  The balance on this line of credit at December 31, 2019 and 2018 was zero.

11. Subordinated Debentures

Subordinated debentures consist of subordinated debt securities and guaranteed payments on trust preferred securities.  As of December 31, 2019 and 2018, subordinated debentures were $369.6 million and $368.8 million, respectively.

Subordinated debentures at December 31, 2019 and 2018 contained the following components:

	As of December 31, 2019	As of December 31, 2018
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three- month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three- month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	4,402	4,353
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	5,756	5,662
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	298,573	297,949
Total	$369,557	$368,790

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

The following is a summary of the components of the provision (benefit) for income taxes for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current:
Federal	$50,418	$68,990	$76,569
State	16,690	22,838	25,347
Total current	67,108	91,828	101,916
Deferred:
Federal	21,768	2,471	25,607
State	7,206	818	8,477
Total deferred	28,974	3,289	34,084
Income tax expense	$96,082	$95,117	$136,000

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Statutory federal income tax rate	21.00%	21.00%	35.00%
Effect of non-taxable interest income	(0.83)	(0.83)	(1.57)
Effect of gain on acquisitions	—	—	(0.49)
Stock compensation	0.10	(0.14)	(0.67)
State income taxes, net of federal benefit	3.71	4.30	4.05
Effect of tax rate change	—	—	13.62
Other	0.94	(0.28)	0.23
Effective income tax rate	24.92%	24.05%	50.17%

During 2019, the Company made a strategic decision to surrender $47.5 million of its underperforming BOLI.  When a BOLI contract is surrendered the gains within the policy become taxable as well as a 10% IRS penalty on the gain.  As a result of this BOLI decision, the Company recorded a $3.7 million tax expense related to this transaction. The effective tax rate excluding the BOLI tax expense was 23.97% for the year ended December 31, 2019.

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

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$25,829	$30,033
Deferred compensation	4,416	4,037
Stock compensation	5,960	4,259
Real estate owned	1,080	1,382
Unrealized loss on securities available-for-sale	—	5,050
Loan discounts	11,996	23,755
Tax basis premium/discount on acquisitions	6,921	7,378
Investments	327	866
Other	8,940	10,243
Gross deferred tax assets	65,469	87,003
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,417	87
Unrealized gain on securities available-for-sale	5,717	—
Core deposit intangibles	8,419	9,804
FHLB dividends	2,608	1,712
Other	3,007	2,125
Gross deferred tax liabilities	21,168	13,728
Net deferred tax assets	$44,301	$73,275

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Alabama, Arizona, Arkansas, California, Florida, Georgia, Illinois, New York, Oklahoma, Missouri, Pennsylvania, Tennessee, and Texas. The Company is no longer subject to U.S. Federal and state tax examinations by tax authorities for years before 2016.

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in other non-interest expense.  During the years ended December 31, 2019, 2018 and 2017, the Company did not recognize any significant interest or penalties.

13. Common Stock, Compensation Plans and Other

Common Stock

The Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share.

The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation.

Stock Repurchases

On January 18, 2019, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the total amount of authorized shares to repurchase to 19,752,000 shares.  During 2019, the Company utilized a portion of this stock repurchase program.

During 2019, the Company repurchased a total of 4,542,222 shares with a weighted-average stock price of $18.66 per share.  The 2019 earnings were used to fund the repurchases during the year.  Shares repurchased under the program as of December 31, 2019 total 14,374,775 shares.  The remaining balance available for repurchase is 5,377,225 shares at December 31, 2019.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”).  The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results.  The Plan provides for the granting of incentive and non-qualified stock options and other equity awards, including the issuance of restricted shares.  As of December 31, 2019, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 13,288,000.  At December 31, 2019, the Company had approximately 1,842,000 shares of common stock remaining available for future grants and approximately 5,253,000 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

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

The intrinsic value of the stock options outstanding at December 31, 2019, 2018, and 2017 was $6.0 million, $2.9 million and $16.2 million, respectively. The intrinsic value of the stock options vested at December 31, 2019, 2018 and 2017 was $5.3 million, $2.8 million and $9.9 million, respectively.

The intrinsic value of the stock options exercised during 2019, 2018 and 2017 was $332,000, $2.7 million, and $3.7 million, respectively.

Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $10.8 million as of December 31, 2019.

The table below summarized the stock option transactions under the Plan at December 31, 2019, 2018 and 2017 and changes during the years then ended:

	2019		2018		2017
	Shares (000)	Weighted- average Exercisable Price	Shares (000)	Weighted- average Exercisable Price	Shares (000)	Weighted- average Exercisable Price
Outstanding, beginning of year	3,617	$19.62	2,274	$16.23	2,397	$15.19
Granted	55	19.15	1,581	23.24	80	25.96
Forfeited/Expired	(163)	22.43	(37)	22.30	—	—
Exercised	(98)	15.21	(201)	9.25	(203)	7.82
Outstanding, end of year	3,411	19.60	3,617	19.62	2,274	16.23
Exercisable, end of year	1,353	$16.03	1,167	$15.31	1,016	$13.55

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value.  For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model.  Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options.  The weighted-average fair value of options granted during the year ended December 31, 2019 was $4.11 per share. The weighted-average fair value of options granted during the year ended December 31, 2018 was $5.58 per share.   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

The assumptions used in determining the fair value of 2019, 2018 and 2017 stock option grants were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Expected dividend yield	2.70%	2.05%	1.39%
Expected stock price volatility	26.13%	25.59%	28.47%
Risk-free interest rate	2.48%	2.82%	2.06%
Expected life of options	6.5 years	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at December 31, 2019:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$6.56 to $8.62	213	2.71	$7.91	213	$7.91
$9.54 to $14.71	205	4.15	12.06	185	11.78
$16.77 to $16.86	152	4.59	16.80	142	16.80
$17.12 to $17.36	125	5.23	17.13	96	17.14
$17.40 to $18.46	978	5.63	18.45	563	18.44
$18.50 to $20.16	63	8.83	19.21	8	20.16
$20.58 to $21.25	160	6.17	21.08	95	21.09
$21.31 to $22.22	115	8.32	22.18	22	22.22
$22.70 to $23.32	1,318	8.56	23.32	—	22.70
$23.51 to $25.96	82	7.49	25.60	29	25.88
	3,411			1,353

The table below summarizes the activity for the Company’s restricted stock issued and outstanding at December 31, 2019, 2018 and 2017 and changes during the years then ended:

	2019	2018	2017
	(In thousands)
Beginning of year	1,873	1,145	958
Issued	181	1,010	232
Vested	(340)	(233)	(45)
Forfeited	(78)	(49)	—
End of year	1,636	1,873	1,145
Amount of expense for twelve months ended	$8,427	$7,232	$5,237

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $28.2 million as of December 31, 2019.

14. Non-Interest Expense

The table below shows the components of non-interest expense for years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(In thousands)
Salaries and employee benefits	$154,177	$143,545	$119,369
Occupancy and equipment	35,452	33,960	30,055
Data processing expense	16,161	14,428	11,998
Other operating expenses:
Advertising	4,687	4,472	3,203
Merger and acquisition expenses	—	6,013	25,743
Amortization of intangibles	6,324	6,455	4,207
Electronic banking expense	7,525	7,622	6,662
Directors' fees	1,602	1,281	1,259
Due from bank service charges	1,081	1,003	1,602
FDIC and state assessment	4,468	8,558	5,239
Hurricane expense	897	470	556
Insurance	2,846	3,100	2,512
Legal and accounting	5,017	3,548	2,993
Other professional fees	10,213	6,453	5,359
Operating supplies	2,021	2,222	1,978
Postage	1,266	1,303	1,184
Telephone	1,210	1,405	1,374
Other expense	20,840	18,165	14,915
Total other operating expenses	69,997	72,070	78,786
Total non-interest expense	$275,787	$264,003	$240,208

15. Employee Benefit Plans

401(k) and Employee Stock Ownership Plan

The Company has a retirement savings 401(k) plan in which substantially all employees may participate.  The Company matches employees’ contributions based on a percentage of salary contributed by participants.  Effective February 2019, the Company adopted a combined 401(k) plan and employee stock ownership plan, named the Home BancShares, Inc. 401(k) and Employee Stock Ownership Plan, in place of its existing 401(k) plan.  The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission on February 22, 2019 to register 2,000,000 shares of the Company’s common stock that participants may invest in through the plan. As of December 31, 2019, participants in the plan held approximately 1.1 million shares of the Company’s stock. These shares are allocated to the individual employees that have elected to own stock within the plan.  While the plan also allows for discretionary employer contributions, no discretionary contributions were made for the years ended 2019, 2018 and 2017.  The Company’s expense for the plan was approximately $2.1 million, $1.9 million and $1.6 million in 2019, 2018 and 2017, respectively, which is included in salaries and employee benefits expense.

Chairman’s Retirement Plan

On April 20, 2007, the Company’s Board of Directors approved a Chairman’s Retirement Plan for John W. Allison, the Company’s Chairman.  The Chairman’s Retirement Plan provides a supplemental retirement benefit of $250,000 a year for 10 consecutive years or until Mr. Allison’s death, whichever occurs later.  During 2011, Mr. Allison reached the age of 65 and became 100% vested in the plan.  Therefore, he began receiving the supplemental retirement benefit due to him.  He received $250,000 of this benefit during 2019, 2018 and 2017, respectively.  An expense of approximately $129,903, $139,107 and $147,606 was accrued for 2019, 2018 and 2017 for this plan, respectively.

16. Related Party Transactions

In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2019 and 2018, related party loans were approximately $63.0 million and $56.6 million, respectively. New loans and advances on prior commitments made to the related parties were $21.7 million and $3.1 million for the years ended December 31, 2019 and 2018, respectively. Repayments of loans made by the related parties were $15.3 million and $3.5 million for the years ended December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, directors, officers, and other related interest parties had demand, non-interest-bearing deposits of approximately $2.1 million and $1.7 million, respectively, savings and interest-bearing transaction accounts of approximately $6.5 million and $8.6 million, respectively, and time certificates of deposit of approximately $484,000 and $335,000, respectively.

During each of 2019, 2018 and 2017, rent expense totaling approximately $100,000 was paid to related parties.

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

As of December 31, 2019, the balances of the right-of-use asset and lease liability were $44.3 million and $47.0 million, respectively. The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

At December 31, 2019, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2020	$7,740
2021	6,774
2022	5,336
2023	4,760
2024	4,328
Thereafter	28,260
Total future minimum lease payments	$57,198
Discount effect of cash flows	(10,193)
Present value of net future minimum lease payments	$47,005

Additional information (dollar amounts in thousands):

Year Ended December 31,
Lease expense:	2019
Operating lease expense	$8,217
Short-term lease expense	105
Variable lease expense	976
Total lease expense	$9,298
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$7,931
Weighted-average remaining lease term	10.70
Weighted-average discount rate	3.62%

At December 31, 2018, the minimum rental commitments under these noncancelable operate leases were as follows (in thousands):

2019	$8,589
2020	7,826
2021	6,842
2022	5,269
2023	4,633
Thereafter	33,208
$66,367

For the years ended December 31, 2018 and 2017, operating lease expense was $9.0 million and $6.8 million, respectively.

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

Although the Company has a diversified loan portfolio, at December 31, 2019 and 2018, commercial real estate loans represented 57.8% and 58.1% of total loans receivable, respectively, and 250.0% and 273.6% of total stockholders’ equity, respectively.  Residential real estate loans represented 21.2% and 22.9% of total loans receivable and 91.9% and 107.9% of total stockholders’ equity at December 31, 2019 and 2018, respectively.

Approximately 75.7% of the Company’s total loans and 80.1% of the Company’s real estate loans as of December 31, 2019, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.

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

At December 31, 2019 and 2018, commitments to extend credit of $2.77 billion and $2.34 billion, respectively, were outstanding.  A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.  The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2019 and 2018, is $58.9 million and $55.6 million, respectively.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value.  The Company does not have any Level 1 securities.  Primarily all of the Company's securities are considered to be Level 2 securities.  These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  As of December 31, 2019 and 2018, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2019, 2018 and 2017.

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

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value.  Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $74.2 million and $84.3 million as of December 31, 2019 and 2018, respectively.  This valuation is considered Level 3, consisting of appraisals of underlying collateral.  The Company reversed $922,520 and $1.2 million of accrued interest receivable when impaired loans were put on non-accrual status during the years ended December 31, 2019 and 2018, respectively.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral.  As of December 31, 2019 and 2018, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $9.1 million and $13.2 million, respectively.

Foreclosed assets held for sale with a carrying value of approximately $1.1 million were remeasured during the year ended December 31, 2019, resulting in a write-down of approximately $291,000.  Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans and foreclosed assets primarily relate to customized discounting criteria applied to the customer’s reported amount of collateral.  The amount of the collateral discount depends upon the condition and marketability of the underlying collateral.  As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount.  During the reported periods, collateral discounts ranged from 25% to 50% for commercial and residential real estate collateral.

Fair Values of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

	December 31, 2019
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$490,601	$490,601	1
Loans receivable, net of impaired loans and allowance	10,693,391	10,680,071	3
Accrued interest receivable	45,086	45,086	1
FHLB, Federal Reserve & First National Banker’s Bank stock; other equity investments	127,267	127,267	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$2,367,091	$2,367,091	1
Savings and interest-bearing transaction accounts	6,933,964	6,933,964	1
Time deposits	1,977,328	1,991,120	3
Federal funds purchased	5,000	5,000	1
Securities sold under agreements to repurchase	143,727	143,727	1
FHLB and other borrowed funds	621,439	621,742	2
Accrued interest payable	8,001	8,001	1
Subordinated debentures	369,557	380,237	3

	December 31, 2018
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$657,939	$657,939	1
Federal funds sold	325	325	1
Investment securities – held-to-maturity	192,776	193,610	2
Loans receivable, net of impaired loans and allowance	10,878,769	10,659,428	3
Accrued interest receivable	48,945	48,945	1
FHLB, Federal Reserve & First National Banker’s Bank stock; other equity investments	159,775	159,775	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$2,401,232	$2,401,232	1
Savings and interest-bearing transaction accounts	6,624,407	6,624,407	1
Time deposits	1,874,139	1,852,816	3
Securities sold under agreements to repurchase	143,679	143,679	1
FHLB and other borrowed funds	1,472,393	1,464,073	2
Accrued interest payable	8,891	8,891	1
Subordinated debentures	368,790	366,159	3

21. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years.  During 2019, the Company requested approximately $232.5 million in regular dividends from its banking subsidiary.  This dividend is equal to approximately 73.7% of the Company’s banking subsidiary’s year-to-date 2019 earnings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2019, the Company meets all capital adequacy requirements to which it is subject.

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

Basel III amended the prompt corrective action rules to incorporate a “common equity Tier 1 capital” requirement and to raise the capital requirements for certain capital categories.  In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization is required to have at least a 4.5% “common equity Tier 1 risk-based capital” ratio, a 4% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio and an 8% “total risk-based capital” ratio.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio.  As of December 31, 2019, the Bank met the capital standards for a well-capitalized institution.  The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 12.44%, 11.27%, 13.03%, and 16.35%, respectively, as of December 31, 2019.

The Company’s actual capital amounts and ratios along with the Company’s bank subsidiary are presented in the following table.

	Actual		Minimum Capital Requirement – Basel III Phase-In Schedule		Minimum Capital Requirement – Basel III Fully Phased-In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2019
Common equity Tier 1 capital ratios:
Home BancShares	$1,500,756	12.44%	$844,665	7.00%	$844,665	7.00%	$	N/A	N/A	%
Centennial Bank	1,744,543	14.47	843,863	7.00	843,863	7.00		783,587	6.50
Leverage ratios:
Home BancShares	$1,571,740	11.27%	$557,993	4.00%	$557,993	4.00%	$	N/A	N/A	%
Centennial Bank	1,744,543	12.51	557,977	4.00	557,977	4.00		697,471	5.00
Tier 1 capital ratios:
Home BancShares	$1,571,740	13.03%	$1,025,665	8.50%	$1,025,665	8.50%	$	N/A	N/A	%
Centennial Bank	1,744,543	14.47	1,024,691	8.50	1,024,691	8.50		964,415	8.00
Total risk-based capital ratios:
Home BancShares	$1,972,435	16.35%	$1,266,998	10.50%	$1,266,998	10.50%	$	N/A	N/A	%
Centennial Bank	1,846,665	15.32	1,265,797	10.50	1,265,797	10.50		1,205,521	10.00

As of December 31, 2018
Common equity Tier 1 capital ratios:
Home BancShares	$1,362,859	11.34%	$766,158	6.375%	$841,271	7.00%	$	N/A	N/A%
Centennial Bank	1,654,810	13.77	766,116	6.375	841,225	7.00		781,138	6.50
Leverage ratios:
Home BancShares	$1,433,700	10.36%	$553,552	4.000%	$553,552	4.00%	$	N/A	N/A%
Centennial Bank	1,654,810	11.93	554,840	4.000	554,840	4.00		693,550	5.00
Tier 1 capital ratios:
Home BancShares	$1,433,700	11.93%	$946,386	7.875%	$1,021,496	8.50%	$	N/A	N/A%
Centennial Bank	1,654,810	13.77	946,378	7.875	1,021,488	8.50		961,400	8.00
Total risk-based capital ratios:
Home BancShares	$1,840,440	15.31%	$1,187,090	9.875%	$1,262,222	10.50%	$	N/A	N/A%
Centennial Bank	1,763,601	14.68	1,186,346	9.875	1,261,431	10.50		1,201,363	10.00

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

The following is summary of the Company’s additional cash flow information during the years ended December 31:

	2019	2018	2017
	(In thousands)
Interest paid	$155,661	$121,047	$61,930
Income taxes paid	89,692	69,282	124,830
Assets acquired by foreclosure	9,340	11,217	10,318

23. Condensed Financial Information (Parent Company Only)

Condensed Balance Sheets

	December 31,
(In thousands)	2019	2018
Assets
Cash and cash equivalents	$110,597	$64,359
Investments in wholly-owned subsidiaries	2,756,901	2,641,929
Investments in unconsolidated subsidiaries	2,201	2,201
Premises and equipment	1,737	2,545
Other assets	15,197	13,191
Total assets	$2,886,633	$2,724,225
Liabilities
Subordinated debentures	$369,557	$368,790
Other liabilities	5,545	5,549
Total liabilities	375,102	374,339
Stockholders' Equity
Common stock	1,664	1,707
Capital surplus	1,537,091	1,609,810
Retained earnings	956,555	752,184
Accumulated other comprehensive income (loss)	16,221	(13,815)
Total stockholders' equity	2,511,531	2,349,886
Total liabilities and stockholders' equity	$2,886,633	$2,724,225

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2019	2018	2017
Income
Dividends from banking subsidiary	$232,532	$217,841	$86,695
Other income	125	599	2,241
Total income	232,657	218,440	88,936
Expenses	36,798	40,266	26,634
Income before income taxes and equity in undistributed net income of subsidiaries	195,859	178,174	62,302
Tax benefit for income taxes	9,703	10,873	8,826
Income before equity in undistributed net income of subsidiaries	205,562	189,047	71,128
Equity in undistributed net income of subsidiaries	83,977	111,356	63,955
Net income	$289,539	$300,403	$135,083

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$289,539	$300,403	$135,083
Items not requiring (providing) cash
Depreciation	289	301	213
Amortization	796	788	612
Share-based compensation	10,719	9,084	6,705
Gain on assets	(18)	(111)	(2,393)
Equity in undistributed income of subsidiaries	(83,977)	(111,356)	(63,955)
Changes in other assets	(2,006)	(661)	(10,748)
Changes in other liabilities	(504)	(2,595)	14,202
Net cash provided by operating activities	214,838	195,853	79,719
Cash flows from investing activities
Purchases of premises and equipment, net	—	—	(4,075)
Proceeds from sale of premises and equipment, net	508	4,262	3,957
Capital contribution to subsidiary	—	(881)	(250,000)
Purchase of Giant Holdings, Inc.	—	—	(16,591)
Purchase of Bank of Commerce	—	—	(4,175)
Disposition of RCA Air, LLC	—	—	382
Purchase of Stonegate Bank	—	—	(40,649)
Proceeds from sale of investment securities	—	3,768	5,629
Net cash provided by (used in) investing activities	508	7,149	(305,522)
Cash flows from financing activities
Proceeds from exercise of stock options	1,407	1,454	1,082
Common stock issuance costs – market acquisitions	—	—	(825)
Repurchase of common stock	(84,888)	(104,276)	(20,825)
Proceeds from issuance of subordinated debt	—	—	297,201
Dividends paid	(85,627)	(79,867)	(60,373)
Net cash provided by (used in) financing activities	(169,108)	(182,689)	216,260
Increase (decrease) in cash and cash equivalents	46,238	20,313	(9,543)
Cash and cash equivalents, beginning of year	64,359	44,046	53,589
Cash and cash equivalents, end of year	$110,597	$64,359	$44,046

24. Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The amendments in ASU 2016-02 address several aspects of lease accounting with the significant change being the recognition of lease assets and lease liabilities for leases previously classified as operating leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity may adopt the new guidance either by restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption.  The Company adopted the standard effective January 1, 2019 and recorded a ROU asset of $47.1 million and lease liability of $49.0 million. No cumulative adjustment to the opening balance of retained earnings was considered necessary due to the nature of the Company’s leases. As part of the standard adoption, the Company elected the package of practical expedients whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. In accordance with ASU 2018-11 Leases (Topic 842) Targeted Improvements, the Company also elected the practical expedient whereby we elected to not separate nonlease components from the associated lease component of our operating leases. As a result, we account for these components as a single component under Topic 842 since (i) the timing and pattern of the transfer of the nonlease components and the associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company has also elected to not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). As of December 31, 2019, the balances of the right-of-use asset and lease liability was $44.3 million and $47.0 million, respectively. The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update), which rescinds certain SEC guidance from the FASB Accounting Standards Codification in response to announcements made by the SEC staff at the Emerging Issues Task Force’s (“EITF”) March 3, 2016, meeting.  ASU 2016-11 became effective at the same time as ASU 2014-09 and ASU 2014-16.  The Company adopted the guidance effective January 1, 2018 and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the FASB’s guidance on the impairment of financial instruments. The amendments in ASU 2016-13 replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates, known as the current expected credit loss (“CECL”) model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company adopted the guidance effective January 1, 2020 and recorded a one-time cumulative-effect adjustment to the allowance for loan losses of $44.0 million which was recognized through a $32.5 million adjustment to retained earnings, net of tax. This adjustment brought the beginning balance of the allowance for loan losses to $146.1 million as of January 1, 2020. In addition, the Company recorded a $15.5 million reserve on unfunded commitments which was recognized through an $11.5 million adjustment to retained earnings, net of tax. The adoption of the standard has required significant changes to the processes and procedures required to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the Company’s CECL third party model validation has been successfully completed.  The adjustment to the allowance at the transition date could vary from the above amount as we finalize our first quarter 2020 financial statements.  For additional information on the allowance for loan losses, see Note 5.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model to provide better insight to risk management activities in the financial statements, reduces the complexity in cash flow hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, requires the entire change in the fair value of a hedging instrument included in the assessment of the hedge effectiveness to be recorded in other comprehensive income, with amounts reclassified to earnings to be presented in the same line item used to present the earnings effect of the hedged item when the hedged item affects earnings and allows the initial prospective quantitative assessment of hedge effectiveness to be performed at any time after hedge designation, but no later than the first quarterly effectiveness testing date. This ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The amendments in this standard must be applied using the modified retrospective approach for cash flow and net investment hedge relationships existing on the date of adoption. The Company adopted the guidance effective January 1, 2019, and as permitted by the ASU, the Company reclassified the prepayable HTM investment securities portfolio, with a fair value of $193.6 million and $834,000 in net unrealized gains as of December 31, 2018, to AFS investment securities.

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

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The amendments clarify that the allowance for credit losses for purchased financial assets with credit deterioration should include expected recoveries of amounts previously written off and expected to be written off by the entity and should not exceed the aggregate of amounts of the amortized cost basis previously written off and expected to be written off by an entity. The amendments also clarify that when a method other than a discounted cash flow method is used to estimate expected credit losses, the expected recoveries should not include any amounts that result in an acceleration of the noncredit discount. An entity may include increases in expected cash flows after acquisition. Also, the amendments provide transition relief by permitting entities an accounting policy election to adjust the effective interest rate on existing TDRs using prepayment assumptions on the date of adoption of Topic 326 rather than the prepayment assumption in effect immediately before the restructuring. The amendments extend the disclosure relief for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis. In addition, the amendments clarify that an entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing financial asset to apply the practical expedient. The entity applying the practical expedient should estimate the expected credit losses for any difference between the amount of the amortized cost basis that is greater than the fair value of the collateral that is greater than the fair value of the collateral securing the financial asset. An entity may determine that the expectation of nonpayment for the amount of the amortized cost basis equal to the fair value of the collateral securing the financial asset is zero. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in the update simplify the accounting for income taxes by removing the exception to the incremental approach  for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in the update also simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (However, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.

25. Subsequent Events

On February 14, 2020, the Company and Centennial, entered into a definitive agreement to acquire LH-Finance, the marine lending division of People’s United Bank, N.A (“People’s United”) of Bridgeport, Connecticut.  Under the terms of the agreement, Centennial will acquire $404.8 million in LH-Finance loan balances from People’s United.

The acquisition is expected to close in the first quarter of 2020 and is subject to customary closing conditions set forth in the purchase agreement. In connection with the acquisition, Centennial plans to establish a new loan production office in Baltimore, Maryland.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer regularly review our internal controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2019 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

No items are reportable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 16, 2020, to be filed pursuant to Regulation 14A.

Item 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 16, 2020, to be filed pursuant to Regulation 14A.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 16, 2020, to be filed pursuant to Regulation 14A, except as set forth below.

We currently maintain a compensation plan, the Home BancShares, Inc. Amended and Restated 2006 Stock Option and Performance Incentive Plan, which provides for the issuance of stock-based compensation to directors, officers and other employees.  This plan has been approved by the stockholders.  The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plan as of December 31, 2019:

Number of securities
	Number of		remaining available for
	securities to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding shares
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by the stockholders	3,410,501	$19.60	1,842,147
Equity compensation plans not approved by the stockholders	—	—	—

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 16, 2020, to be filed pursuant to Regulation 14A.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 16, 2020, to be filed pursuant to Regulation 14A.

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

2.2

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

2.3

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

2.5

Amendment to Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank, Giant Holdings, Inc., and Landmark Bank, N.A., dated December 7, 2016. (incorporated by reference to Appendix A of Home BancShares’s registration statement on Form S-4 (File No. 333-214957), as amended)

2.6

Acquisition Agreement By and Between Home BancShares, Inc. and Bank of Commerce Holdings, Inc., dated December 1, 2016 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on December 7, 2016)

2.7

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

3.8	Seventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 19, 2013)

3.9	Eighth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares Current Report on Form 8-K filed on April 22, 2016)

3.10	Ninth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 23, 2019)
3.11	Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.5 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.1

Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.2	Description of Capital Stock of Home BancShares, Inc*
4.3

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

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCSHARES, INC.

	By:	/s/ John W. Allison
John W. Allison
Chairman, Chief Executive Officer and President
Date: February 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 26, 2020.

/s/ John W. Allison	/s/ Brian S. Davis	/s/ Milburn Adams
John W. Allison	Brian S. Davis	Milburn Adams
Chairman of the Board of	Chief Financial Officer,	Director
Directors, Chief Executive Officer and President	Treasurer and Director (Principal Financial Officer)
(Principal Executive Officer)

/s/ Robert H. Adcock, Jr.	/s/ Richard H. Ashley	/s/ Mike Beebe
Robert H. Adcock, Jr.	Richard H. Ashley	Mike Beebe
Director	Director	Director

/s/ Jack E. Engelkes	/s/ Tracy M. French	/s/ Karen Garrett
Jack E. Engelkes	Tracy M. French	Karen Garrett
Vice Chairman of the Board of	Director	Director
Directors

/s/ James G. Hinkle	/s/ Alex R. Lieblong	/s/ Thomas J. Longe
James G. Hinkle	Alex R. Lieblong	Thomas J. Longe
Director	Director	Director

/s/ Jim Rankin, Jr.	/s/ Donna J. Townsell	/s/ Jennifer C. Floyd
Jim Rankin, Jr.	Donna J. Townsell	Jennifer C. Floyd
Director	Director	Chief Accounting Officer
(Principal Accounting Officer)