Form 10-Q
period 2020-03-31
HOME BANCSHARES INC
filed 2020-05-08
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock Issued and Outstanding: 165,147,899 shares as of May 8, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this document, including matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, including through potential acquisitions, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

•	the effects of future local, regional, national and international economic conditions, including inflation or a decrease in commercial real estate and residential housing values;
•	changes in the level of nonperforming assets and charge-offs, and credit risk generally;
•	the risks of changes in interest rates or the level and composition of deposits, loan demand and the values of loan collateral, securities and interest-sensitive assets and liabilities;
•	disruptions and uncertainties in our business and operations as a result of the ongoing COVID-19 pandemic;
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

•	higher defaults on our loan portfolio than we expect; and
•	the failure of assumptions underlying the establishment of our allowance for credit losses or changes in our estimate of the adequacy of the allowance for credit losses.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” sections of our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2020 and this Form 10-Q.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$147,200	$168,914
Interest-bearing deposits with other banks	424,235	321,687
Cash and cash equivalents	571,435	490,601
Investment securities – available-for-sale, net of allowance for credit losses	2,098,000	2,083,838
Loans receivable	11,384,982	10,869,710
Allowance for credit losses	(228,923)	(102,122)
Loans receivable, net	11,156,059	10,767,588
Bank premises and equipment, net	281,795	280,103
Foreclosed assets held for sale	8,204	9,143
Cash value of life insurance	103,120	102,562
Accrued interest receivable	50,295	45,086
Deferred tax asset, net	77,110	44,301
Goodwill	973,025	958,408
Core deposit and other intangibles	35,055	36,572
Other assets	177,634	213,845
Total assets	$15,531,732	$15,032,047
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$2,425,036	$2,367,091
Savings and interest-bearing transaction accounts	7,149,644	6,933,964
Time deposits	1,940,234	1,977,328
Total deposits	11,514,914	11,278,383
Federal funds purchased	—	5,000
Securities sold under agreements to repurchase	126,884	143,727
FHLB and other borrowed funds	951,436	621,439
Accrued interest payable and other liabilities	138,479	102,410
Subordinated debentures	369,748	369,557
Total liabilities	13,101,461	12,520,516
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2020 and 2019; shares issued and outstanding 165,147,899 in 2020 and 166,373,346 in 2019	1,651	1,664
Capital surplus	1,516,151	1,537,091
Retained earnings	891,498	956,555
Accumulated other comprehensive income (loss)	20,971	16,221
Total stockholders’ equity	2,430,271	2,511,531
Total liabilities and stockholders’ equity	$15,531,732	$15,032,047

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
	(Unaudited)
Interest income:
Loans	$158,148	$163,848
Investment securities
Taxable	9,776	10,706
Tax-exempt	3,114	3,379
Deposits – other banks	1,116	1,543
Federal funds sold	21	11
Total interest income	172,175	179,487
Interest expense:
Interest on deposits	24,198	28,006
Federal funds purchased	13	—
FHLB and other borrowed funds	2,698	6,118
Securities sold under agreements to repurchase	462	634
Subordinated debentures	5,079	5,259
Total interest expense	32,450	40,017
Net interest income	139,725	139,470
Provision for credit loss - loans	76,672	—
Provision for credit loss - acquired loans	9,309	—
Provision for credit loss - investment securities	842	—
Total credit loss expense	86,823	—
Net interest income after provision for credit losses	52,902	139,470
Non-interest income:
Service charges on deposit accounts	6,631	6,401
Other service charges and fees	6,056	6,563
Trust fees	438	403
Mortgage lending income	2,621	2,435
Insurance commissions	678	609
Increase in cash value of life insurance	560	736
Dividends from FHLB, FRB, FNBB & other	7,842	3,505
Gain on sale of SBA loans	341	241
Gain on sale of branches, equipment and other assets, net	82	79
Gain on OREO, net	277	206
Fair value adjustment for marketable securities	(5,818)	—
Other income	3,219	2,494
Total non-interest income	22,927	23,672
Non-interest expense:
Salaries and employee benefits	39,329	37,836
Occupancy and equipment	8,873	8,823
Data processing expense	4,326	3,970
Other operating expenses	25,721	18,428
Total non-interest expense	78,249	69,057
(Loss) income before income taxes	(2,420)	94,085
Income tax (benefit) expense	(2,927)	22,735
Net income	$507	$71,350
Basic earnings per share	$0.00	$0.42
Diluted earnings per share	$0.00	$0.42

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In thousands)	2020	2019
	(Unaudited)
Net income	$507	$71,350
Net unrealized gain (loss) on available-for-sale securities	6,430	12,797
Other comprehensive income (loss), before tax effect	6,430	12,797
Tax effect on other comprehensive (loss) income	(1,680)	(3,344)
Other comprehensive income (loss)	4,750	9,453
Comprehensive income	$5,257	$80,803

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2020 and 2019

For the Three Months Ended March 31, 2020
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2020	$1,664	$1,537,091	$956,555	$16,221	$2,511,531
Cumulative change in accounting principle (adoption of ASC 326)	—	—	(43,956)	—	(43,956)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	$1,664	$1,537,091	$912,599	$16,221	$2,467,575
Comprehensive income:
Net income	—	—	507	—	507
Other comprehensive income	—	—	—	4,750	4,750
Net issuance of 22,864 shares of common stock from exercise of stock options	—	422	—	—	422
Repurchase of 1,423,560 shares of common stock	(14)	(23,843)	—	—	(23,857)
Share-based compensation net issuance of 175,249 shares of restricted common stock	1	2,481	—	—	2,482
Cash dividends – Common Stock, $0.13 per share	—	—	(21,608)	—	(21,608)
Balances at March 31, 2020 (unaudited)	$1,651	$1,516,151	$891,498	$20,971	$2,430,271

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2020 and 2019

For the Three Months Ended March 31, 2019
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2019	$1,707	$1,609,810	$752,184	$(13,815)	$2,349,886
Comprehensive income:
Net income	—	—	71,350	—	71,350
Other comprehensive loss	—	—	—	9,453	9,453
Impact of adoption of new accounting standards(1)	—	—	459	(459)	—
Repurchase of 2,716,359 shares of common stock	(27)	(51,658)	—	—	(51,685)
Share-based compensation net issuance of 169,125 shares of restricted common stock	2	2,842	—	—	2,844
Cash dividends – Common Stock, $0.12 per share	—	—	(20,364)	—	(20,364)
Balances at March 31, 2019 (unaudited)	$1,682	$1,560,994	$803,629	$(4,821)	$2,361,484
(1)	Represents the impact of adopting Accounting Standard Update (“ASU”) 2018-02.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2020	2019
	(Unaudited)
Operating Activities
Net income	$507	$71,350
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	4,750	4,939
Decrease (increase) in value of equity securities	5,818
Amortization of securities, net	3,936	3,355
Accretion of purchased loans	(7,647)	(9,055)
Share-based compensation	2,482	2,844
Gain on assets	(700)	(526)
Provision for credit losses	86,823	—
Deferred income tax effect	(32,809)	9,214
Increase in cash value of life insurance	(560)	(736)
Originations of mortgage loans held for sale	(137,945)	(82,654)
Proceeds from sales of mortgage loans held for sale	139,915	64,345
Changes in assets and liabilities:
Accrued interest receivable	(4,979)	(1,343)
Other assets	1,443	7,738
Accrued interest payable and other liabilities	36,069	10,275
Net cash provided by operating activities	97,103	79,746
Investing Activities
Net increase in federal funds sold	—	(1,375)
Net (increase) decrease in loans, excluding purchased loans	(111,479)	108,733
Purchases of investment securities – available-for-sale	(157,808)	(107,453)
Proceeds from maturities of investment securities – available-for-sale	137,960	82,410
Purchases of other investments	(11,384)	—
Proceeds from foreclosed assets held for sale	2,471	3,713
Proceeds from sale of SBA loans	4,057	4,645
Purchases of premises and equipment, net	(4,545)	(2,855)
Return of investment on cash value of life insurance	46,028	—
Net cash paid – market acquisitions	(421,211)	—
Net cash (used in) provided by investing activities	(515,911)	87,818
Financing Activities
Net increase in deposits	236,531	167,674
Net (decrease) increase in securities sold under agreements to repurchase	(16,843)	8,560
Net decrease in federal funds purchased	(5,000)	—
Net decrease in FHLB and other borrowed funds	329,997	(367,218)
Proceeds from exercise of stock options	422	—
Repurchase of common stock	(23,857)	(51,685)
Dividends paid on common stock	(21,608)	(20,364)
Net cash provided by (used in) financing activities	499,642	(263,033)
Net change in cash and cash equivalents	80,834	(95,469)
Cash and cash equivalents – beginning of year	490,601	657,939
Cash and cash equivalents – end of period	$571,435	$562,470

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, the valuation of investment securities, the valuation of foreclosed assets and the valuations of assets acquired, and liabilities assumed in business combinations. In connection with the determination of the allowance for credit losses and the valuation of foreclosed assets, management obtains independent appraisals for significant properties.

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

Interim financial information

The accompanying unaudited consolidated financial statements as of March 31, 2020 and 2019 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2019 Form 10-K, filed with the Securities and Exchange Commission.

New Accounting Pronouncements

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), effective January 1, 2020. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.  The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credits, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. ASC 326 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses as well as the credit quality and underwriting standards of a company’s portfolio.  In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for loans and off-balance-sheet (“OBS”) credit exposures.  Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The Company recorded a one-time cumulative-effect adjustment to the allowance for credit losses of $44.0 million which was recognized through a $32.5 million adjustment to retained earnings, net of tax. This adjustment brought the beginning balance of the allowance for credit losses to $146.1 million  as of January 1, 2020.  In addition, the Company recorded a $15.5 million reserve on unfunded commitments which was recognized through an $11.5 million adjustment to retained earnings, net of tax.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30.  In 2019, the Company reevaluated its loan pools of purchased loans with deteriorated credit quality. These loans pools related specifically to acquired loans from the Heritage, Liberty, Landmark, Bay Cities, Bank of Commerce, Premier Bank, Stonegate and Shore Premier Finance acquisitions. At acquisition, a portion of these loans was recorded as purchased credit impaired loans on a pool by pool basis. Through the reevaluation of these loan pools, management determined that estimated losses for purchase credit impaired loans should be processed against the credit mark of the applicable pools.  The remaining non-accretable mark was then moved to accretable mark to be recognized over the remaining weighted average life of the loan pools.  The projected losses for these loans were less than the total credit mark.  As such, the remaining $107.6 million of loans in these pools along with the $29.3 million in accretable yield was deemed to be immaterial and was reclassified out of the purchased credit impaired loans category.  As of December 31, 2019, the Company no longer held any purchased loans with deteriorated credit quality. Therefore, the Company did not have any PCI loans upon adoption on of ASC 326 as of January 1, 2020.

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination.  PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit loss.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As of December 31, 2019, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined than an allowance for credit losses on available-for-sale securities was not deemed material. However, the Company evaluated the investment portfolio during the first quarter of 2020 and determined that an $842,000 provision for credit losses was necessary as of March 31, 2020 as a result of the Coronavirus (“COVID-19”) pandemic. See Note 3 for further discussion.

The following table illustrates the impact of the adoption of ASC 326 on the Company’s consolidated balance sheet.

	January 1, 2020
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
	(In thousands)
Assets:
Allowance for credit losses on loans	$146,110	$102,122	$43,988
Liabilities:
Allowance for credit losses on OBS credit exposures (included in other liabilities)	15,521	—	15,521

The Company adopted ASU 2016-02, Leases (Topic 842), ASU 2018-11, Leases (Topic 842) Targeted Improvements and ASU 2018-20 Narrow Scope Improvements for Lessors effective January 1, 2019. In accordance with the lease standards, the Company determines if an arrangement is a lease at inception. Operating leases are included in the right-of-use (“ROU”) lease asset and lease liability within bank premises and equipment, net and other liabilities, respectively, on the Company’s consolidated balance sheets. The ROU lease assets represent the Company’s right to use an underlying asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments arising from the lease. The operating ROU lease asset and lease liability recognized at the commencement date are based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. See Note 15 for additional disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model to provide better insight to risk management activities in the financial statements, reduces the complexity in cash flow hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, requires the entire change in the fair value of a hedging instrument included in the assessment of the hedge effectiveness to be recorded in other comprehensive income, with amounts reclassified to earnings to be presented in the same line item used to present the earnings effect of the hedged item when the hedged item affects earnings and allows the initial prospective quantitative assessment of hedge effectiveness to be performed at any time after hedge designation, but no later than the first quarterly effectiveness testing date. This ASU was effective for interim and annual periods beginning after December 15, 2018, and early adoption was permitted. The amendments in this standard must be applied using the modified retrospective approach for cash flow and net investment hedge relationships existing on the date of adoption. The Company adopted the guidance effective January 1, 2019, and as permitted by the ASU, the Company reclassified the prepayable held-to-maturity investment securities, with a fair value of $193.6 million and $834,000 in net unrealized gains as of December 31, 2018, to available-for-sale investment securities.

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year.  Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period.  The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income	$507	$71,350
Average shares outstanding	166,014	169,592
Effect of common stock options	—	—
Average diluted shares outstanding	166,014	169,592
Basic earnings per share	$0.00	$0.42
Diluted earnings per share	$0.00	$0.42

As of March 31, 2020, options to purchase 3.3 million shares of common stock, with a weighted average exercise price of $19.57, were excluded from the computation of diluted earnings per share as the majority of the options had an exercise price which was greater than the average market price of the common stock.

2.  Business Combinations

Acquisition of LH-Finance

On February 29, 2020, the Company completed the acquisition of LH-Finance, the marine lending division of People’s United Bank, N.A. The Company paid a purchase price of approximately $421.2 million in cash. LH-Finance provides direct consumer financing for United States Coast Guard (“USCG”) registered high-end sail and power boats. Additionally, LH-Finance provides inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.

Including the purchase accounting adjustments, as of the acquisition date, LH-Finance had approximately $409.1 million in total assets, including $407.4 million in total loans, which resulted in goodwill of $14.6 million being recorded.

The acquired portfolio of loans is now housed in the Shore Premier Finance (“SPF”) division.  The SPF division of Centennial is responsible for servicing the acquired loan portfolio and originating new loan production. In connection with this acquisition, Centennial opened a new loan production office in Baltimore, Maryland.

3.  Investment Securities

  The following table summarizes the amortized cost and fair value of securities available-for sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	March 31, 2020
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$368,054	$2,030	$(1,614)	$368,470
Residential mortgage-backed securities	765,681	22,153	(323)	787,511
Commercial mortgage-backed securities	433,298	11,503	(389)	444,412
State and political subdivisions	461,165	2,699	(8,864)	455,000
Other securities	48,072	740	(6,205)	42,607
Total	$2,076,270	$39,125	$(17,395)	$2,098,000

	December 31, 2019
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$398,870	$1,001	$(2,321)	$397,550
Residential mortgage-backed securities	689,955	4,735	(1,241)	693,449
Commercial mortgage-backed securities	514,287	6,647	(642)	520,292
State and political subdivisions	425,989	13,824	(257)	439,556
Other securities	32,748	409	(166)	32,991
Total	$2,061,849	$26,616	$(4,627)	$2,083,838

Assets, principally investment securities, having a carrying value of approximately $928.7 million and $865.4 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $126.9 million and $143.7 million at March 31, 2020 and December 31, 2019, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale at March 31, 2020, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$104,601	$105,214
Due after one year through five years	232,706	233,298
Due after five years through ten years	21,839	21,077
Due after ten years	500,881	495,042
Mortgage - backed securities: Residential	334,744	343,485
Mortgage - backed securities: Commercial	238,928	246,996
Collateralized mortgage obligations	625,308	641,443
Other	17,263	11,445
Total	$2,076,270	$2,098,000

During the three-month period ended March 31, 2020, no available-for-sale securities were sold. There were no gross realized gains or losses on the sales for the three-month period ended March 31, 2020.  The Company recognized a $5.8 million loss due to a fair value adjustment for marketable securities for the three-month period ended March 31, 2020.

During the three-month period ended March 31, 2019, no available-for-sale securities were sold. There were no realized gains or losses recorded on the sales for the three-month period ended March 31, 2019. There were no gains or losses due to the fair value adjustment for marketable securities for the three-month period ended March 31, 2019.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$49,694	$(272)	$99,179	$(1,342)	$148,873	$(1,614)
Residential mortgage-backed securities	13,055	(158)	10,070	(165)	23,125	(323)
Commercial mortgage-backed securities	37,389	(234)	24,156	(155)	61,545	(389)
State and political subdivisions	212,361	(8,846)	2,256	(18)	214,617	(8,864)
Other securities	14,555	(6,017)	7,943	(188)	22,498	(6,205)
Total	$327,054	$(15,527)	$143,604	$(1,868)	$470,658	$(17,395)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$129,951	$(553)	$143,287	$(1,768)	$273,238	$(2,321)
Residential mortgage-backed securities	141,877	(640)	90,058	(601)	231,935	(1,241)
Commercial mortgage-backed securities	78,750	(330)	40,894	(312)	119,644	(642)
State and political subdivisions	27,376	(245)	4,206	(12)	31,582	(257)
Other securities	947	(2)	9,539	(164)	10,486	(166)
Total	$378,901	$(1,770)	$287,984	$(2,857)	$666,885	$(4,627)

Beginning January 1, 2020, the Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. For the three months ended March 31, 2020, the Company determined a provision for credit losses of $842,000 was necessary for a portion of the state and political subdivision portfolio due to sales tax bonds with lower debt coverage ratios as a result of COVID-19.

Three Months Ended March 31, 2020
(In thousands)
Allowance for credit losses:
Beginning balance	$—
Provision for credit loss - investment securities	842
Balance, March 31, 2020	$842

For the three months ended March 31, 2020, the Company had investment securities with approximately $1.9 million in unrealized losses, which have been in continuous loss positions for more than twelve months.  Excluding the $842,000 allowance for credit losses on investment securities resulting from sales tax bonds with lower debt coverage ratios as a result of COVID-19, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 67.1% of the principal balance from the Company’s investment portfolio will mature and be repaid to the Company within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

As of March 31, 2020, the Company's securities portfolio consisted of 1,344 investment securities, 400 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $17.4 million. The U.S government-sponsored enterprises portfolio contained unrealized losses of $1.6 million on 62 securities. The residential mortgage-backed securities portfolio contained  $323,000 of unrealized losses on 36 securities, and the commercial mortgage-backed securities portfolio contained $389,000 of unrealized losses on 25 securities. The state and political subdivisions portfolio contained $8.9 million of unrealized losses on 270 securities. In addition, the other securities portfolio contained $6.2 million of unrealized losses on 7 securities. The unrealized losses on the Company's investments were a result of interest rate changes. With the exception of $842,000 allowance for credit losses on investment securities resulting from sales tax bonds with lower debt coverage ratios, the Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider an allowance for credit losses on the other portions of the investment portfolio necessary as of March 31, 2020.

Income earned on available-for sale securities for the three months ended March 31, 2020 and 2019, is as follows:

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)

Taxable	$9,776	$10,706
Non-taxable	3,114	3,379
Total	$12,890	$14,085

4.  Loans Receivable

The various categories of loans receivable are summarized as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,357,007	$4,412,769
Construction/land development	1,892,394	1,776,689
Agricultural	89,630	88,400
Residential real estate loans
Residential 1-4 family	1,775,610	1,819,221
Multifamily residential	411,960	488,278
Total real estate	8,526,601	8,585,357
Consumer	852,174	511,909
Commercial and industrial	1,759,752	1,528,003
Agricultural	64,582	63,644
Other	181,873	180,797
Total loans receivable	11,384,982	10,869,710
Allowance for credit losses	(228,923)	(102,122)
Loans receivable, net	$11,156,059	$10,767,588

During the three-month period ended March 31, 2020, the Company sold $3.7 million of the guaranteed portion of certain Small Business Administration (“SBA”) loans, which resulted in a gain of approximately $341,000.  During the three-month period ended March 31, 2019, the Company sold $4.4 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $241,000.

Mortgage loans held for sale of approximately $81.1 million and $83.1 million at March 31, 2020 and December 31, 2019, respectively, are included in residential 1-4 family loans.   Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.  Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors.  Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid.  The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.  The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments.  Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund.  These commitments are derivative instruments and their fair values at March 31, 2020 and December 31, 2019 were not material.

A description of our accounting policies for loans, impaired loans and non-accrual loans are set forth in our 2019 Form 10-K filed with the SEC on February 26, 2020. The Company adopted ASC 326  effective January 1, 2020. See notes 1 and 5 for further discussion.

5.  Allowance for Credit Losses, Credit Quality and Other

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.  The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credits, financial guarantees, and other similar instruments. The Company adopted ASC 326 using the modified retrospective method for loans and off-balance-sheet credit exposures.  Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The Company recorded a one-time cumulative-effect adjustment to the allowance for credit losses of $44.0 million which was recognized through a $32.5 million adjustment to retained earnings, net of tax. This adjustment brought the beginning balance of the allowance for credit losses to $146.1 million  as of January 1, 2020.  In addition, the Company recorded a $15.5 million reserve on unfunded commitments, as of January 1, 2020, which was recognized through an $11.5 million adjustment to retained earnings, net of tax.

The Company uses the discounted cash flow (“DCF”) method to estimate expected losses for all of Company’s loan pools. These pools are as follows: construction & land development; other commercial real estate; residential real estate; commercial & industrial; and consumer & other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. The identified loss drivers by segment are included below.

Loss Driver Segment	Call Report Segment(s)	Modeled Economic Factors
1-4 Family Construction	1a1	National Unemployment (%) & Housing Price Index (%)
All Other Construction	1a2	National Unemployment (%) & Commercial Real Estate Price Index (%)
1-4 Family Revolving HELOC & Junior Liens	1c1, 1c2b	National Unemployment (%) & Housing Price Index (%)
1-4 Family Senior Liens	1c2a	National Unemployment (%) & Housing Price Index (%)
Multifamily	1d	National Unemployment (%) & Housing Price Index (%)
Owner Occupied CRE	1e1	National Unemployment (%) & Commercial Real Estate Price Index (%)
Non-Owner Occupied CRE	1e2,1b,8	National Unemployment (%) & Commercial Real Estate Price Index (%)
Commercial & Industrial, Agricultural, Non-Depository Financial Institutions, Purchase/Carry Securities, Other	4a, 3, 9a, 9b1, 9b2, Other	National Unemployment (%) & National Retail Sales (%)
Consumer Auto	6c	National Unemployment (%) & National Retail Sales (%)
Other Consumer	6b, 6d	National Unemployment (%) & National Retail Sales (%)

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. Management leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

The combination of adjustments for credit expectations (default and loss) and time expectations prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An allowance for credit loss is established for the difference between the instrument’s NPV and amortized cost basis.

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

Consumer Loans.  Our consumer loans are composed of secured and unsecured loans originated by our bank, the primary portion of which consists of loans to finance USCG registered high-end sail and power boats as a result of our acquisitions of SPF on June 30, 2018 and LH-Finance on February 29, 2020. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

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

Off-Balance Sheet Credit Exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit loss on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company uses the DCF method to estimate expected losses for all of Company’s off-balance sheet credit exposures through the use of the existing DCF models for the Company’s loan portfolio pools. The off-balance sheet credit exposures exhibit similar risk characteristics as loans currently in the Company’s loan portfolio.

As of March 31, 2020, the Company expects that the markets in which it operates will experience a decline in economic conditions and an increase in the unemployment rate and level and trend of delinquencies. As a result of COVID-19, the unemployment rate projections significantly increased from January 1, 2020 to March 31, 2020 which had a significant impact on the Company’s allowance for credit losses at March 31, 2020, under the loss driver analysis. The Company recorded $76.7 million in provision for credit losses on loans and a $7.8 million expense for the increase in the Company’s unfunded commitment reserve for the quarter ended March 31, 2020.

The new CECL accounting standard requires that both a discount and an allowance for credit losses be recorded on loans during an acquisition.  During the first quarter, we completed the acquisition of $406.2 million of loans from LH-Finance.  As a result, the Company recorded a $6.6 million loan discount and a $9.3 million increase in the allowance for credit losses for this acquisition. A small portion of the loans acquired during the quarter were purchase credit deteriorated (“PCD”) loans, so the Company recorded a $357,000 allowance for credit losses on these loans.

The following table presents a summary of changes in the allowance for credit losses:

Three Months Ended March 31, 2020
(In thousands)
Allowance for credit losses:
Beginning balance	$102,122
Impact of adopting ASC 326	43,988
Allowance for credit losses on PCD loans	357
Loans charged off	(4,265)
Recoveries of loans previously charged off	740
Net loans recovered (charged off)	(3,525)
Provision for credit loss - loans	76,672
Provision for credit loss - acquired loans	9,309
Balance, March 31, 2020	$228,923

The following table presents the activity in the allowance for credit losses for the three-month period ended March 31, 2020:

	Three Months Ended March 31, 2020
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$26,433	$33,529	$20,135	$16,615	$5,410	$—	$102,122
Impact of adopting ASC 326	(5,296)	15,912	16,680	11,584	5,108	—	43,988
Allowance for credit losses on PCD loans	—	—	—	—	357	—	357
Loans charged off	(45)	(519)	(339)	(2,804)	(558)	—	(4,265)
Recoveries of loans previously charged off	10	250	160	65	255	—	740
Net loans recovered (charged off)	(35)	(269)	(179)	(2,739)	(303)	—	(3,525)
Provision for credit loss - loans	13,309	23,483	6,144	28,940	4,796	—	76,672
Provision for credit loss - acquired loans	—	—	—	—	9,309	—	9,309
Balance, March 31	$34,411	$72,655	$42,780	$54,400	$24,677	$—	$228,923

The following tables present the balances in the allowance for loan losses for the three-month period ended March 31, 2019 and the year ended December 31, 2019 and the allowance for loan losses and recorded investment in loans receivable based on portfolio segment by impairment method as of December 31, 2019.  Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2019
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$21,302	$42,336	$26,734	$14,981	$3,438	$—	$108,791
Loans charged off	(1,286)	(339)	(536)	(704)	(526)	—	(3,391)
Recoveries of loans previously charged off	23	191	352	182	209	—	957
Net loans recovered (charged off)	(1,263)	(148)	(184)	(522)	(317)	—	(2,434)
Provision for loan losses	1,848	(1,523)	(1,105)	231	549	—	—
Balance, March 31	21,887	40,665	25,445	14,690	3,670	—	106,357
Loans charged off	(164)	(2,402)	(1,125)	(1,623)	(1,898)	—	(7,212)
Recoveries of loans previously charged off	72	53	574	322	631	—	1,652
Net loans recovered (charged off)	(92)	(2,349)	(551)	(1,301)	(1,267)	—	(5,560)
Provision for loan losses	4,638	(4,787)	(4,759)	3,226	3,007	—	1,325
Balance, December 31	$26,433	$33,529	$20,135	$16,615	$5,410	$—	$102,122

	As of December 31, 2019
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$97	$164	$2,014	$2,401	$—	$—	$4,676
Loans collectively evaluated for impairment	26,336	33,365	18,121	14,214	5,410	—	97,446
Loans evaluated for impairment balance, December 31	26,433	33,529	20,135	16,615	5,410	—	102,122
Purchased credit impaired loans	—	—	—	—	—	—	—
Balance, December 31	$26,433	$33,529	$20,135	$16,615	$5,410	$—	$102,122
Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$8,933	$58,676	$56,192	$82,434	$3,195	$—	$209,430
Loans collectively evaluated for impairment	1,767,756	4,442,493	2,251,307	1,445,569	753,155	—	10,660,280
Loans evaluated for impairment balance, December 31	1,776,689	4,501,169	2,307,499	1,528,003	756,350	—	10,869,710
Purchased credit impaired loans	—	—	—	—	—	—	—
Balance, December 31	$1,776,689	$4,501,169	$2,307,499	$1,528,003	$756,350	$—	$10,869,710

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of March 31, 2020:

		Loans Past Due
		Over 90 Days
	Nonaccrual	Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,707	$4,222
Construction/land development	1,858	1,742
Agricultural	1,484	—
Residential real estate loans
Residential 1-4 family	15,843	1,303
Multifamily residential	312	—
Total real estate	29,204	7,267
Consumer	2,682	475
Commercial and industrial	19,046	18
Agricultural & other	1,199	—
Total	$52,131	$7,760

The Company had $52.1 million and $47.6 million in nonaccrual loans for the periods ended March 31, 2020 and December 31, 2019, respectively. In addition, the Company had $7.8 million and $7.2 million in loans past due 90 days or more and still accruing for the periods ended March 31, 2020 and December 31, 2019, respectively.

The Company did not have any nonaccrual loans with a specific reserve as of March 31, 2020. The Company did not recognize any interest income on nonaccrual loans during the period ended March 31, 2020.

The following table presents the amortized cost basis of collateral-dependent impaired loans by class of loans as of March 31, 2020:

	Commercial	Residential
	Real Estate	Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$30,618	$—	$—
Construction/land development	6,939	—	—
Agricultural	1,484	—	—
Residential real estate loans
Residential 1-4 family	—	20,544	—
Multifamily residential	—	600	—
Total real estate	39,041	21,144	—
Consumer	—	—	3,173
Commercial and industrial	—	—	25,757
Agricultural & other	—	—	1,199
Total	$39,041	$21,144	$30,129

The Company had $90.3 million and $78.9 million in collateral-dependent impaired loans for the periods ended March 31, 2020 and December 31, 2019, respectively.

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral-dependent impaired loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the fair value of the underlying collateral less estimated costs to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

The following is a summary of the impaired loans as of December 31, 2019:

	December 31, 2019
				Year Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$38	$38	$—	$40	$3
Construction/land development	30	30	—	22	2
Agricultural	—	—	—	7	—
Residential real estate loans
Residential 1-4 family	288	288	—	253	22
Multifamily residential	—	—	—	—	—
Total real estate	356	356	—	322	27
Consumer	27	27	—	24	3
Commercial and industrial	55	55	—	124	3
Agricultural and other	—	—	—	—	—
Total loans without a specific valuation allowance	438	438	—	470	33
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	24,533	24,010	159	34,612	1,729
Construction/land development	6,718	6,491	97	8,334	247
Agricultural	1,095	1,095	5	736	20
Residential real estate loans
Residential 1-4 family	25,476	25,099	2,008	23,574	202
Multifamily residential	620	620	6	1,925	52
Total real estate	58,442	57,315	2,275	69,181	2,250
Consumer	1,980	1,949	—	2,744	27
Commercial and industrial	18,070	17,952	2,401	9,212	91
Agricultural and other	1,219	1,219	—	534	—
Total loans with a specific valuation allowance	79,711	78,435	4,676	81,671	2,368
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	24,571	24,048	159	34,652	1,732
Construction/land development	6,748	6,521	97	8,356	249
Agricultural	1,095	1,095	5	743	20
Residential real estate loans
Residential 1-4 family	25,764	25,387	2,008	23,827	224
Multifamily residential	620	620	6	1,925	52
Total real estate	58,798	57,671	2,275	69,503	2,277
Consumer	2,007	1,976	—	2,768	30
Commercial and industrial	18,125	18,007	2,401	9,336	94
Agricultural and other	1,219	1,219	—	534	—
Total impaired loans	$80,149	$78,873	$4,676	$82,141	$2,401

The following is an aging analysis for loans receivable as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,107	$717	$13,929	$18,753	$4,338,254	$4,357,007	$4,222
Construction/land development	1,456	163	3,599	5,218	1,887,176	1,892,394	1,742
Agricultural	274	376	1,484	2,134	87,496	89,630	—
Residential real estate loans
Residential 1-4 family	17,283	411	17,147	34,841	1,740,769	1,775,610	1,303
Multifamily residential	271	—	312	583	411,377	411,960	—
Total real estate	23,391	1,667	36,471	61,529	8,465,072	8,526,601	7,267
Consumer	3,375	714	3,157	7,246	844,928	852,174	475
Commercial and industrial	4,366	354	19,064	23,784	1,735,968	1,759,752	18
Agricultural & other	594	500	1,199	2,293	244,162	246,455	—
Total	$31,726	$3,235	$59,891	$94,852	$11,290,130	$11,384,982	$7,760

	December 31, 2019
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,628	$454	$14,160	$16,242	$4,396,527	$4,412,769	$3,194
Construction/land development	358	1,042	3,180	4,580	1,772,109	1,776,689	1,821
Agricultural	698	—	1,094	1,792	86,608	88,400	—
Residential real estate loans
Residential 1-4 family	3,150	3,956	21,928	29,034	1,790,187	1,819,221	1,614
Multifamily residential	—	—	331	331	487,947	488,278	—
Total real estate	5,834	5,452	40,693	51,979	8,533,378	8,585,357	6,629
Consumer	659	179	1,949	2,787	509,122	511,909	317
Commercial and industrial	1,835	104	10,984	12,923	1,515,080	1,528,003	292
Agricultural and other	646	3	1,219	1,868	242,573	244,441	—
Total	$8,974	$5,738	$54,845	$69,557	$10,800,153	$10,869,710	$7,238

Non-accruing loans at March 31, 2020 and December 31, 2019 were $52.1 million and $47.6 million, respectively.

Interest recognized on impaired loans during the three months ended March 31, 2020 and 2019 was approximately $399,000 and $700,000, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified loans by class as of March 31, 2020 and December 31, 2019:

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	540	25	565
Risk rating 3	77,616	409,961	616,057	408,932	394,324	1,267,054	167,475	3,341,419
Risk rating 4	14,834	28,069	59,052	226,054	204,993	284,589	124,237	941,828
Risk rating 5	—	380	35	4,449	2,982	37,503	—	45,349
Risk rating 6	—	435	529	995	1,162	24,126	143	27,390
Risk rating 7	—	—	—	—	—	456	—	456
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	92,450	438,845	675,673	640,430	603,461	1,614,268	291,880	4,357,007
Construction/land development
Risk rating 1	$—	$—	$—	$—	$—	$2	$—	$2
Risk rating 2	—	—	—	—	—	299	142	441
Risk rating 3	33,509	248,012	248,356	65,148	62,724	81,760	105,566	845,075
Risk rating 4	11,198	420,779	315,634	148,271	33,858	45,655	57,272	1,032,667
Risk rating 5	—	-	-	-	-	31	—	31
Risk rating 6	—	-	618	69	178	12,769	-	13,634
Risk rating 7	—	—	—	—	—	543	—	543
Risk rating 8	—	—	—	—	1	—	—	1
Total construction/land development	44,707	668,791	564,608	213,488	96,761	141,059	162,980	1,892,394
Agricultural
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	3,731	10,687	6,255	9,364	9,352	24,670	6,472	70,531
Risk rating 4	—	587	1,467	1,081	1,069	12,409	511	17,124
Risk rating 5	—	—	—	—	—	125	—	125
Risk rating 6	—	—	—	—	37	1,813	—	1,850
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	3,731	11,274	7,722	10,445	10,458	39,017	6,983	89,630
Total commercial real estate loans	$140,888	$1,118,910	$1,248,003	$864,363	$710,680	$1,794,344	$461,843	$6,339,031
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$48	$—	$—	$79	$24	$284	$435
Risk rating 2	—	—	—	—	—	411	41	452
Risk rating 3	77,419	229,105	210,795	189,154	158,145	454,282	158,475	1,477,375
Risk rating 4	258	11,576	26,227	29,897	21,710	78,828	87,167	255,663
Risk rating 5	—	—	349	3,207	409	4,120	549	8,634
Risk rating 6	—	180	1,498	1,852	2,796	20,611	5,865	32,802
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	1	—	102	146	249
Total residential 1-4 family	77,677	240,909	238,869	224,111	183,139	558,378	252,527	1,775,610
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	4,001	61,772	93,055	12,978	28,470	75,931	4,964	281,171
Risk rating 4	2	327	56,388	12,645	3,777	28,573	1,816	103,528
Risk rating 5	—	—	—	—	—	26,837	—	26,837
Risk rating 6	—	—	—	—	—	424	—	424
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	4,003	62,099	149,443	25,623	32,247	131,765	6,780	411,960
Total real estate	$222,568	$1,421,918	$1,636,315	$1,114,097	$926,066	$2,484,487	$721,150	$8,526,601

	Term Loans Amortized Cost Basis by Origination Year, Continued
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Consumer
Risk rating 1	$1,428	$4,056	$2,618	$1,138	$1,086	$2,165	$1,960	$14,451
Risk rating 2	—	50	1,744	—	—	30	57	1,881
Risk rating 3	34,682	135,193	97,276	87,482	66,989	52,078	20,661	494,361
Risk rating 4	10,141	116,866	98,974	41,122	61,178	8,103	220	336,604
Risk rating 5	—	—	—	45	387	205	—	637
Risk rating 6	—	367	613	746	343	2,159	9	4,237
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	1	1	1	—	3
Total consumer	46,251	256,532	201,225	130,534	129,984	64,741	22,907	852,174
Commercial and industrial
Risk rating 1	$1	$63	$438	$235	$20,212	$2,190	$12,500	$35,639
Risk rating 2	—	209	1,498	105	75	635	3,609	6,131
Risk rating 3	25,086	232,487	141,882	55,842	56,558	78,638	330,111	920,604
Risk rating 4	76,259	171,366	195,675	84,949	22,406	38,870	116,084	705,609
Risk rating 5	217	—	23,276	4,424	9,151	3,719	2,896	43,683
Risk rating 6	19	7,284	8,952	18,689	3,413	4,633	4,656	47,646
Risk rating 7	—	—	—	—	—	68	365	433
Risk rating 8	1	—	2	1	2	—	1	7
Total commercial and industrial	101,583	411,409	371,723	164,245	111,817	128,753	470,222	1,759,752
Agricultural and other
Risk rating 1	$—	$4	$63	$—	$117	$30	$976	$1,190
Risk rating 2	17	5,651	—	—	—	3,017	2,052	10,737
Risk rating 3	28,523	19,042	5,382	6,654	20,670	52,095	56,157	188,523
Risk rating 4	1,901	15,472	2,251	1,088	151	8,500	13,672	43,035
Risk rating 5	—	—	4	—	—	910	250	1,164
Risk rating 6	—	—	—	—	228	1,578	—	1,806
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	30,441	40,169	7,700	7,742	21,166	66,130	73,107	246,455
Total	$400,843	$2,130,028	$2,216,963	$1,416,618	$1,189,033	$2,744,111	$1,287,386	$11,384,982

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously present and by payment activity. The following table presents the amortized cost of performing and nonperforming loans.

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$92,450	$438,845	$675,109	$640,272	$602,950	$1,585,025	$291,738	$4,326,389
Non-performing	-	-	564	158	511	29,243	142	30,618
Total non-farm/ non-residential	92,450	438,845	675,673	640,430	603,461	1,614,268	291,880	4,357,007
Construction/land development
Performing	44,707	668,535	564,099	213,420	96,611	135,103	162,980	1,885,455
Non-performing	—	256	509	68	150	5,956	—	6,939
Total construction/ land development	44,707	668,791	564,608	213,488	96,761	141,059	162,980	1,892,394
Agricultural
Performing	$3,731	$11,274	$7,722	$9,939	$10,421	$38,076	$6,983	$88,146
Non-performing	—	—	—	506	37	941	—	1,484
Total agricultural	3,731	11,274	7,722	10,445	10,458	39,017	6,983	89,630
Total commercial real estate loans	$140,888	$1,118,910	$1,248,003	$864,363	$710,680	$1,794,344	$461,843	$6,339,031
Residential real estate loans
Residential 1-4 family
Performing	$77,677	$240,728	$237,954	$222,796	$180,980	$546,571	$248,360	$1,755,066
Non-performing	—	181	915	1,315	2,159	11,807	4,167	20,544
Total residential 1-4 family	77,677	240,909	238,869	224,111	183,139	558,378	252,527	1,775,610
Multifamily residential
Performing	$4,003	$62,099	$149,443	$25,623	$32,247	$131,165	$6,780	$411,360
Non-performing	—	—	—	—	—	600	—	600
Total multifamily residential	4,003	62,099	149,443	25,623	32,247	131,765	6,780	411,960
Total real estate	$222,568	$1,421,918	$1,636,315	$1,114,097	$926,066	$2,484,487	$721,150	$8,526,601
Consumer
Performing	$46,251	$256,204	$200,977	$129,916	$129,726	$63,027	$22,900	$849,001
Non-performing	—	328	248	618	258	1,714	7	3,173
Total consumer	46,251	256,532	201,225	130,534	129,984	64,741	22,907	852,174
Commercial and industrial
Performing	$101,583	$404,275	$362,953	$164,076	$109,481	$123,224	$468,403	$1,733,995
Non-performing	—	7,134	8,770	169	2,336	5,529	1,819	25,757
Total commercial and industrial	101,583	411,409	371,723	164,245	111,817	128,753	470,222	1,759,752
Agricultural and other
Performing	$30,441	$40,169	$7,700	$7,742	$20,938	$65,159	$73,107	$245,256
Non-performing	—	—	—	—	228	971	—	1,199
Total agricultural and other	30,441	40,169	7,700	7,742	21,166	66,130	73,107	246,455
Total	$400,843	$2,130,028	$2,216,963	$1,416,618	$1,189,033	$2,744,111	$1,287,386	$11,384,982

The Company had approximately $50.8 million or 109 total revolving loans convert to term loans for the three months ended March 31, 2020. These loans were considered immaterial for vintage disclosure inclusion.

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	15	$11,686	$5,077	$399	$4,416	$9,892
Construction/land development	3	618	546	10	18	574
Agricultural	1	282	278	—	—	278
Residential real estate loans
Residential 1-4 family	22	2,856	1,089	220	715	2,024
Multifamily residential	2	457	125	—	288	413
Total real estate	43	15,899	7,115	629	5,437	13,181
Consumer	1	17	15	—	—	15
Commercial and industrial	10	2,678	166	607	92	865
Total	54	$18,594	$7,296	$1,236	$5,529	$14,061

	December 31, 2019
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	14	$12,738	$6,622	$232	$4,397	$11,251
Construction/land development	3	618	546	12	19	577
Agricultural	2	387	387	—	—	387
Residential real estate loans
Residential 1-4 family	21	2,774	1,068	227	704	1,999
Multifamily residential	2	457	128	—	290	418
Total real estate	42	16,974	8,751	471	5,410	14,632
Consumer	3	39	24	3	—	27
Commercial and industrial	9	3,069	598	615	382	1,595
Total	54	$20,082	$9,373	$1,089	$5,792	$16,254

The following is a presentation of TDRs on non-accrual status as of March 31, 2020 and December 31, 2019 because they are not in compliance with the modified terms:

	March 31, 2020		December 31, 2019
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	1	$12	2	$1,363
Construction/land development	2	563	2	565
Agricultural	1	278	2	387
Residential real estate loans
Residential 1-4 family	8	581	7	530
Multifamily residential	1	125	1	128
Total real estate	13	1,559	14	2,973
Consumer	—	—	—	—
Commercial and industrial	6	732	4	1,159
Total	19	$2,291	18	$4,132

The following is a presentation of total foreclosed assets as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$3,537	$3,528
Construction/land development	3,218	3,218
Agriculture	54	—
Residential real estate loans
Residential 1-4 family	1,395	2,397
Multifamily residential	—	—
Total foreclosed assets held for sale	$8,204	$9,143

The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The purchase price of the loans at acquisition was $1.3 million, and a $357,000 allowance for credit losses was recorded on these loans at acquisition along with a $17,000 non-credit premium. The allowance and non-credit premium resulted in a par value of $1.0 million for these loans at acquisition.

6.  Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Goodwill
Balance, beginning of period	$958,408	$958,408
Acquisitions	14,617	—
Balance, end of period	$973,025	$958,408

	March 31, 2020	December 31, 2019
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$36,572	$42,896
Amortization expense	(1,517)	(1,586)
Balance, March 31	35,055	41,310
Amortization expense		(4,738)
Balance, end of year		$36,572

The carrying basis and accumulated amortization of core deposits and other intangibles at March 31, 2020 and December 31, 2019 were:

	March 31, 2020	December 31, 2019
	(In thousands)
Gross carrying basis	$86,625	$86,625
Accumulated amortization	(51,570)	(50,053)
Net carrying amount	$35,055	$36,572

 Core deposit and other intangible amortization expense was approximately $1.5 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2020 through 2024 is approximately: 2020 – $5.9 million; 2021 – $5.7 million; 2022 – $5.7 million; 2023 – $5.5 million; 2024 - $4.3 million.

The carrying amount of the Company’s goodwill was $973.0 million and $958.4 million at March 31, 2020 and December 31, 2019, respectively.  Goodwill is tested annually for impairment during the fourth quarter.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7.  Other Assets

Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets.  As of March 31, 2020 and December 31, 2019, other assets were $177.6 million and $213.8 million, respectively.

The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”).  These equity securities without a readily determinable fair value were $111.4 million and $100.0 million at March 31, 2020 and December 31, 2019, respectively, and are accounted for at cost.

The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321.  These equity securities without a readily determinable fair value were $27.3 million at March 31, 2020 and December 31, 2019.  There were no observable transactions during the period that would indicate a material change in fair value. Therefore, these investments were accounted for at cost, less impairment.

8.  Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $1.13 billion and $1.12 billion at March 31, 2020 and December 31, 2019, respectively.  The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.52 billion and $1.54 billion at March 31, 2020 and December 31, 2019, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $7.1 million and $7.2 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, brokered deposits were $685.9 million and $579.7 million, respectively.

Deposits totaling approximately $2.23 billion and $2.21 billion at March 31, 2020 and December 31, 2019, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9.  Securities Sold Under Agreements to Repurchase

At March 31, 2020 and December 31, 2019, securities sold under agreements to repurchase totaled $126.9 million and $143.7 million, respectively. For the three-month periods ended March 31, 2020 and 2019, securities sold under agreements to repurchase daily weighted-average totaled $138.2 million and $150.8 million, respectively.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2020 and December 31, 2019 is presented in the following tables:

	March 31, 2020
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$19,560	$—	$—	$—	$19,560
Mortgage-backed securities	25,742	—	—	—	25,742
State and political subdivisions	77,807	—	—	—	77,807
Other securities	3,775	—	—	—	3,775
Total borrowings	$126,884	$—	$—	$—	$126,884

	December 31, 2019
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$22,714	$—	$—	$—	$22,714
Mortgage-backed securities	30,708	—	—	—	30,708
State and political subdivisions	84,540	—	—	—	84,540
Other securities	5,765	—	—	—	5,765
Total borrowings	$143,727	$—	$—	$—	$143,727

10.  FHLB and Other Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $851.4 million and $621.4 million at March 31, 2020 and December 31, 2019, respectively. Other borrowed funds were $100.0 million which consist of Federal Reserve discount window advances and were classified as short-term advances as of March 31, 2020. The Company utilized the Federal Reserve’s discount window in order to increase liquidity as a result of the COVID-19 pandemic. The advances were made at an interest rate of 25 basis points and are prepayable at any time prior to their three-month maturity. The Company had no other borrowed funds as of December 31, 2019. At March 31, 2020, $405.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively.  At December 31, 2019, $75.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from 2020 to 2033 with fixed interest rates ranging from 0.20% to 2.85%.  Maturities of borrowings as of March 31, 2020 include: 2020 – $551.4 million; 2021 – zero; 2022 – zero; 2023 – zero; 2024 – zero; after 2024 – $400.0 million. Expected maturities could differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $1.34 billion and $1.26 billion at March 31, 2020 and December 31, 2019, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits.

The parent company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at March 31, 2020 and December 31, 2019 was zero.

11.  Subordinated Debentures

Subordinated debentures at March 31, 2020 and December 31, 2019 consisted of subordinated debt securities and guaranteed payments on trust preferred securities with the following components:

	As of March 31,	As of December 31,
	2020	2019
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	4,414	4,402
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	5,779	5,756
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	298,729	298,573
Total	$369,748	$369,557

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

The Bank acquired $12.5 million in trust preferred securities with a fair value of $9.8 million from the Stonegate acquisition. The difference between the fair value purchased of $9.8 million and the $12.5 million face amount, is being amortized into interest expense over the remaining life of the debentures.  The associated subordinated debentures are redeemable, in whole or in part, prior to maturity at our option on a quarterly basis when interest is due and payable and in whole at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the debentures.

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

12.  Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
	(In thousands)
Current:
Federal	$22,450	$10,158
State	7,432	3,363
Total current	29,882	13,521
Deferred:
Federal	(24,649)	6,922
State	(8,160)	2,292
Total deferred	(32,809)	9,214
Income tax (benefit) expense	$(2,927)	$22,735

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Statutory federal income tax rate	21.00%	21.00%
Effect of non-taxable interest income	30.08	(0.86)
Stock compensation	6.78	(0.10)
State income taxes, net of federal benefit	55.74	3.98
Executive officer compensation & other	7.35	0.14
Effective income tax rate	120.95%	24.16%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$65,397	$25,829
Deferred compensation	2,309	4,416
Stock compensation	5,337	5,960
Non-accrual interest income	377	—
Real estate owned	1,022	1,080
Loan discounts	9,871	11,996
Tax basis premium/discount on acquisitions	6,467	6,921
Investments	657	327
Other	8,194	8,940
Gross deferred tax assets	99,631	65,469
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,657	1,417
Unrealized gain on securities available-for-sale	5,877	5,717
Core deposit intangibles	8,063	8,419
FHLB dividends	2,635	2,608
Other	3,289	3,007
Gross deferred tax liabilities	22,521	21,168
Net deferred tax assets	$77,110	$44,301

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Alabama, Arizona, Arkansas, California, Florida, Georgia, Illinois, New York, Oklahoma, Missouri, Pennsylvania, Tennessee and Texas.  The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2016.

13. Common Stock, Compensation Plans and Other

Common Stock

As of March 31, 2020, the Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share.

The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation.

Stock Repurchases

During the first three months of 2020, the Company repurchased a total of 1,423,560 shares with a weighted-average stock price of $16.73 per share. Shares repurchased under the program as of March 31, 2020 since its inception total 15,798,335 shares. The remaining balance available for repurchase is 3,953,665 shares at March 31, 2020.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of March 31, 2020, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 13,288,000.  At March 31, 2020, the Company had approximately 1,733,000 shares of common stock remaining available for future grants and approximately 5,055,000 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

The intrinsic value of the stock options outstanding and stock options vested at March 31, 2020 was $1.1 million. The intrinsic value of stock options exercised during the quarter ended March 31, 2020 was approximately $32,000. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $8.4 million as of March 31, 2020.

The table below summarizes the stock option transactions under the Plan at March 31, 2020 and December 31, 2019 and changes during the three-month period and year then ended:

	For the Three Months March 31, 2020		For the Year Ended December 31, 2019
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	3,411	$19.60	3,617	$19.62
Granted	—	—	55	19.15
Forfeited/Expired	(66)	21.89	(163)	22.43
Exercised	(23)	18.46	(98)	15.21
Outstanding, end of period	3,322	19.57	3,411	19.60
Exercisable, end of period	1,360	$15.97	1,353	$16.03

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value.  For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model.  Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options.  There were no options granted during the three months ended March 31, 2020. The weighted-average fair value of options granted during the year ended December 31, 2019 was $4.11 per share.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Three Months Ended	For the Year Ended
	March 31, 2019	December 31, 2019
Expected dividend yield	Not Applicable	2.70%
Expected stock price volatility	Not Applicable	26.13%
Risk-free interest rate	Not Applicable	2.48%
Expected life of options	Not Applicable	6.5 years

The following is a summary of currently outstanding and exercisable options at March 31, 2020:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$6.56 to $8.62	213	2.46	7.91	213	7.91
$9.54 to $14.71	205	3.90	12.06	205	12.06
$16.77 to $16.86	152	4.34	16.80	152	16.80
$17.12 to $17.36	125	4.98	17.13	97	17.14
$17.40 to $18.46	938	5.38	18.45	540	18.44
$18.50 to $20.16	63	8.58	19.21	9	19.99
$20.58 to $21.25	160	5.92	21.08	95	21.09
$21.31 to $22.22	105	8.07	22.18	20	22.22
$22.70 to $23.32	1,279	8.31	23.32	—	22.70
$23.51 to $25.96	82	7.24	25.60	29	25.88
	3,322			1,360

The table below summarized the activity for the Company’s restricted stock issued and outstanding at March 31, 2020 and December 31, 2019 and changes during the period and year then ended:

	As of March 31, 2020	As of December 31, 2019
	(In thousands)
Beginning of year	1,636	1,873
Issued	206	181
Vested	(256)	(340)
Forfeited	(31)	(78)
End of period	1,555	1,636
Amount of expense for three months and twelve months ended, respectively	$2,054	$8,427

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $22.6 million as of March 31, 2020.

14.  Non-Interest Expense

The table below shows the components of non-interest expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Salaries and employee benefits	$39,329	$37,836
Occupancy and equipment	8,873	8,823
Data processing expense	4,326	3,970
Other operating expenses:
Advertising	1,226	1,051
Merger and acquisition expenses	711	—
Amortization of intangibles	1,517	1,586
Electronic banking expense	1,715	1,903
Directors’ fees	424	434
Due from bank service charges	223	238
FDIC and state assessment	1,548	1,710
Hurricane expense	—	897
Insurance	746	697
Legal and accounting	919	981
Other professional fees	3,226	2,812
Operating supplies	535	536
Postage	327	326
Telephone	324	303
Unfunded commitments	7,775	—
Other expense	4,505	4,954
Total other operating expenses	25,721	18,428
Total non-interest expense	$78,249	$69,057

15. Leases

The Company leases land and office facilities under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2041 and do not include renewal options based on economic factors that would have implied that continuation of the lease was reasonably certain. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally include real estate taxes and common area maintenance (“CAM”) charges in the rental payments. Short-term leases are leases having a term of twelve months or less. As part of the standard adoption, the Company elected the package of practical expedients whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. In accordance with ASU 2018-11, the Company elected the practical expedient whereby we elected to not separate nonlease components from the associated lease component of our operating leases. As a result, we account for these components as a single component under Topic 842 since (i) the timing and pattern of transfer of the nonlease components and the associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company recognizes short term leases on a straight-line basis and does not record a related ROU asset and liability for such leases. In addition, equipment leases were determined to be immaterial and a related ROU asset and liability for such leases is not recorded.

As of March 31, 2020, the balances of the right-of-use asset and lease liability was $43.3 million and $46.1 million, respectively. The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
2020	$6,597	$7,740
2021	6,953	6,774
2022	5,491	5,336
2023	4,813	4,760
2024	4,372	4,328
Thereafter	28,260	28,260
Total future minimum lease payments	$56,486	$57,198
Discount effect of cash flows	(10,422)	(10,193)
Present value of net future minimum lease payments	$46,064	$47,005

Additional information (dollar amounts in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
Lease expense:	2020	2019
Operating lease expense	$2,014	$2,065
Short-term lease expense	17	24
Variable lease expense	255	239
Total lease expense	$2,286	$2,328
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$1,974	$1,940
Weighted-average remaining lease term (in years)	10.31	10.81
Weighted-average discount rate	3.61%	3.64%

The Company currently leases three properties from three related parties. Total rent expense from the leases was $35,000 or 1.55% of total lease expense and $35,000 or 1.51% of total lease expense for the three months ended March 31, 2020 and 2019, respectively.

16. Significant Estimates and Concentrations of Credit Risks

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for credit losses and certain concentrations of credit risk are reflected in Note 5, while deposit concentrations are reflected in Note 8.

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

Although the Company has a diversified loan portfolio, at March 31, 2020 and December 31, 2019, commercial real estate loans represented 55.7% and 57.8% of total loans receivable, respectively, and 260.8% and 250.0% of total stockholders’ equity at March 31, 2020 and December 31, 2019, respectively.  Residential real estate loans represented 19.2% and 21.2% of total loans receivable and 90.0% and 91.9% of total stockholders’ equity at March 31, 2020 and December 31, 2019, respectively.

Approximately 72.3% of the Company’s total loans and 79.4% of the Company’s real estate loans as of March 31, 2020, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.

Beginning in the first quarter of 2020, COVID-19 has had a significant impact on global markets driven by supply chain and production disruptions, workforce restrictions, travel restrictions, retail closures, and reduced consumer spending and sentiment, amongst other factors.  The potential global and economic impacts of COVID-19 continue to evolve rapidly.  The Company’s CECL provisioning model is significantly tied to projected unemployment rates. As a result of COVID-19, the unemployment rate projections significantly increased from January 1 to the end of March 2020, which resulted in the Company recording a $76.7 million provision for credit losses on loans, of which $71.7 million was specifically related to COVID-19, and a $7.8 million expense for the increase in the Company’s unfunded commitment reserve. As a result of the pandemic, financial institutions may face circumstances and challenges which, in some cases, could potentially result, in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.  The financial statements have been prepared using values and information currently available to the Company. The Company is continuing to closely monitor the situation.

Any future volatility in the economy could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for credit losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

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

At March 31, 2020 and December 31, 2019, commitments to extend credit of $2.69 billion and $2.77 billion, respectively, were outstanding.  A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.  The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2020 and December 31, 2019, is $63.8 million and $58.9 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

18.  Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years.  During the first three months of 2020, the Company requested approximately $56.2 million in regular dividends from its banking subsidiary.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of March 31, 2020, the Company meets all capital adequacy requirements to which it is subject.

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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio.  As of March 31, 2020, the Bank met the capital standards for a well-capitalized institution.  The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 11.50%, 10.76%, 12.06%, and 15.68%, respectively, as of March 31, 2020.

19.  Additional Cash Flow Information

In connection with the LH-Finance acquisition, accounted for using the purchase method, the Company acquired approximately $409.1 million in assets, including $407.4 million in loans and paid $421.2 million in cash.

The following is a summary of the Company’s additional cash flow information during the three-month periods ended:

	March 31,
	2020	2019
	(In thousands)
Interest paid	$28,342	$35,574
Income taxes paid	1,502	1,036
Assets acquired by foreclosure	1,255	4,737

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

Financial Assets and Liabilities Measured on a Recurring Basis

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value.  The Company does not have any Level 1 securities.  Primarily all of the Company's securities are considered to be Level 2 securities.  These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  As of March 31, 2020 and December 31, 2019, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2020 and 2019. See Note 3 for additional detail related to investment securities.

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

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value.  Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent.  A portion of the allowance for credit losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for credit losses to require an increase, such increase is reported as a component of the provision for credit losses.  The fair value of loans with specific allocated losses was $85.4 million  and $74.2 million as of March 31, 2020 and December 31, 2019, respectively.  This valuation is considered Level 3, consisting of appraisals of underlying collateral.  The Company reversed approximately $242,000 and $188,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended March 31, 2020 and 2019, respectively.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral.  As of March 31, 2020 and December 31, 2019, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $8.2 million and $9.1 million, respectively.

No foreclosed assets held for sale were remeasured during the three months ended March 31, 2020.  Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.

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

	March 31, 2020
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$571,435	$571,435	1
Loans receivable, net of impaired loans and allowance	11,070,613	11,632,379	3
Accrued interest receivable	50,295	50,295	1
FHLB, Federal Reserve & First National Banker’s Bank stock; other equity investments	138,650	138,650	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$2,425,036	$2,425,036	1
Savings and interest-bearing transaction accounts	7,149,644	7,149,644	1
Time deposits	1,940,234	1,951,883	3
Federal funds purchased	—	—	1
Securities sold under agreements to repurchase	126,884	126,884	1
FHLB and other borrowed funds	951,436	954,789	2
Accrued interest payable	12,110	12,110	1
Subordinated debentures	369,748	353,923	3

	December 31, 2019
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$490,601	$490,601	1
Federal funds sold	—	—
Investment securities – held-to-maturity	—	—
Loans receivable, net of impaired loans and allowance	10,693,391	10,680,071	3
Accrued interest receivable	45,086	45,086	1
FHLB, Federal Reserve & First National Banker’s Bank stock; other equity investments	127,267	127,267	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$2,367,091	$2,367,091	1
Savings and interest-bearing transaction accounts	6,933,964	6,933,964	1
Time deposits	1,977,328	1,991,120	3
Federal funds purchased	5,000	5,000	1
Securities sold under agreements to repurchase	143,727	143,727	1
FHLB and other borrowed funds	621,439	621,742	2
Accrued interest payable	8,001	8,001	1
Subordinated debentures	369,557	380,237	3

21.  Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The amendments in ASU 2016-02 address several aspects of lease accounting with the significant change being the recognition of lease assets and lease liabilities for leases previously classified as operating leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity may adopt the new guidance either by restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption.  The Company adopted the standard effective January 1, 2019 and recorded an ROU asset of $47.1 million and lease liability of $49.0 million. No cumulative adjustment to the opening balance of retained earnings was considered necessary due to the nature of the Company’s leases. As part of the standard adoption, the Company elected the package of practical expedients whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. In accordance with ASU 2018-11 Leases (Topic 842) Targeted Improvements, the Company also elected the practical expedient whereby we elected to not separate nonlease components from the associated lease component of our operating leases. As a result, we account for these components as a single component under Topic 842 since (i) the timing and pattern of the transfer of the nonlease components and the associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company also elected to not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). As of March 31, 2020, the balances of the right-of-use asset and lease liability was $43.3 million and $46.1 million, respectively. The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the FASB’s guidance on the impairment of financial instruments. The amendments in ASU 2016-13 replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates, known as the current expected credit loss (“CECL”) model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company adopted the guidance effective January 1, 2020 and recorded a one-time cumulative-effect adjustment to the allowance for credit losses of $44.0 million which was recognized through a $32.5 million adjustment to retained earnings, net of tax. This adjustment brought the beginning balance of the allowance for credit losses to $146.1 million as of January 1, 2020. In addition, the Company recorded a $15.5 million reserve on unfunded commitments which was recognized through an $11.5 million adjustment to retained earnings, net of tax. The adoption of the standard has required significant changes to the processes and procedures required to calculate the allowance for credit losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. For additional information on the allowance for credit losses, see Notes 1 and 5.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment.  Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit.  The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption was permitted for annual or interim goodwill impairment testing performed after January 1, 2017.  The Company has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value.  During 2019, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company’s goodwill was not considered impaired.  The Company adopted the guidance effective January 1, 2020, and its adoption did not have a significant impact on our financial position or financial statement disclosures. The current accounting policies and processes have not changed, except for the elimination of the Step 2 analysis.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model to provide better insight to risk management activities in the financial statements, reduces the complexity in cash flow hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, requires the entire change in the fair value of a hedging instrument included in the assessment of the hedge effectiveness to be recorded in other comprehensive income, with amounts reclassified to earnings to be presented in the same line item used to present the earnings effect of the hedged item when the hedged item affects earnings and allows the initial prospective quantitative assessment of hedge effectiveness to be performed at any time after hedge designation, but no later than the first quarterly effectiveness testing date. This ASU is effective for interim and annual periods beginning after December 15, 2018,. The amendments in this standard must be applied using the modified retrospective approach for cash flow and net investment hedge relationships existing on the date of adoption. The Company adopted the guidance effective January 1, 2019, and as permitted by the ASU, the Company reclassified the prepayable HTM investment securities, with a fair value of $193.6 million and $834,000 in net unrealized gains as of December 31, 2018, to available-for-sale investment securities.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.  The new guidance modifies disclosure requirements related to fair value measurement.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The Company adopted the guidance effective January 1, 2020, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, that amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The internal-use software guidance states that only qualifying costs incurred during the application development stage can be capitalized. The effective date is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively in accordance with the applicable guidance. The Company adopted the guidance effective January 1, 2020, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

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

In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. The amendments in this update permit lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those lessors will account for those costs as if they are lessee costs. Consequently, a lessor making this election will exclude from the consideration in the contract and from variable payments not included in the consideration in the contract all collections from lessees of taxes within the scope of the election and will provide certain disclosures. The amendments in this update related to certain lessor costs require lessors to exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. The amendments also require lessors to account for costs excluded from the consideration of a contract that are paid by the lessor and reimbursed by the lessee as variable payments. A lessor records reimbursed costs as revenue. The amendments in this Update related to recognizing variable payments for contracts with lease and non-lease components require lessors to allocate certain variable payments to the lease and non-lease components when the changes in facts and circumstances on which the variable payment is based occur. After the allocation, the amount of variable payments allocated to the lease components will be recognized as income in profit or loss in accordance with Topic 842, while the amount of variable payments allocated to non-lease components will be recognized in accordance with other Topics, such as Topic 606. The Company adopted the guidance effective January 1, 2019, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements. The amendments in this Update reinstate the exception in Topic 842 for lessors that are not manufacturers or dealers. Specifically, those lessors will use their cost, reflecting any volume or trade discounts that may apply, as the fair value of the underlying asset. However, if significant time lapses between the acquisition of the underlying asset and lease commencement, those lessors will be required to apply the definition of fair value (exit price) in Topic 820. In addition, the amendments in this Update address the concerns of lessors within the scope of Topic 942 about where “principal payments received under leases” should be presented. Specifically, lessors that are depository and lending institutions within the scope of Topic 942 will present all “principal payments received under leases” within investing activities. Finally, the amendments in this Update clarify the FASB’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. The effective date for the amendments in this update is for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted the guidance effective January 1, 2020, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments clarify certain aspects of the accounting for credit losses, hedging activities, and financial instruments (addressed by ASUs 2016-13, 2017-12 and 2016-01, respectively). The amendments made to the provisions of ASU 2016-13 are related to accrued interest, transfers between classifications or categories for loans and debt securities, recoveries, reinsurance recoverables, projections of interest rate environments for variable-rate financial instruments, cost to sell financial assets when foreclosure is probable, consideration of expected prepayments when determining the effective interest rate,  amortized cost basis of line of credit arrangements that are converted to term loans and extension and renewal options that are not unconditionally cancelable by the entity. The effective date and transition requirements for the amendments in this update are the same as the effective dates and transition requirements in ASU 2016-13. The significant amendments made to the provisions of ASU 2017-12 are related to partial-term fair value hedges of interest rate risk, amortization of fair value hedge basis adjustments, disclosure of fair value hedge basis adjustments, consideration of the hedged contractually specified interest rate under the hypothetical derivative method, application of a first-payments-received cash flow hedging technique to overall cash flows on a group of variable interest payments and transition guidance for reclassifying prepayable debt securities from HTM to available-for-sale. The amendments to ASU 2017-12 are effective as of the beginning of the first annual reporting period beginning after the date of issuance of ASU 2019-04. The amendments made to the provisions of ASU 2016-01 indicate that the measurement alternative for equity securities without readily determinable fair values represent a nonrecurring fair value measurement under ASC 820, and therefore, such securities should be remeasured at fair value when an entity identifies an orderly transaction “for an identical or similar investment of the same issuer.” The amendments related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the guidance effective January 1, 2020, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. The amendments provide transition relief for entities adopting the Board’s credit losses standard, ASU 2016-13. Specifically, ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that were previously recorded at amortized cost and are within the scope of the credit losses guidance in ASC 326-20, are eligible for the fair value option under ASC 825-10, and are not held-to-maturity debt securities. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the standard guidance January 1, 2020, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The amendments clarify that the allowance for credit losses for purchased financial assets with credit deterioration should include expected recoveries of amounts previously written off and expected to be written off by the entity and should not exceed the aggregate of amounts of the amortized cost basis previously written off and expected to be written off by an entity. The amendments also clarify that when a method other than a discounted cash flow method is used to estimate expected credit losses, the expected recoveries should not include any amounts that result in an acceleration of the noncredit discount. An entity may include increases in expected cash flows after acquisition. Also, the amendments provide transition relief by permitting entities an accounting policy election to adjust the effective interest rate on existing TDRs using prepayment assumptions on the date of adoption of Topic 326 rather than the prepayment assumption in effect immediately before the restructuring. The amendments extend the disclosure relief for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis. In addition, the amendments clarify that an entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing financial asset to apply the practical expedient. The entity applying the practical expedient should estimate the expected credit losses for any difference between the amount of the amortized cost basis that is greater than the fair value of the collateral that is greater than the fair value of the collateral securing the financial asset. An entity may determine that the expectation of nonpayment for the amount of the amortized cost basis equal to the fair value of the collateral securing the financial asset is zero. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the standard guidance January 1, 2020, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in the update simplify the accounting for income taxes by removing the exception to the incremental approach  for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in the update also simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; however, an entity may elect to do so on an entity-by-entity basis for a legal entity that is both not subject to tax and disregarded by the taxing authority. The amendments require that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.

22. Subsequent Events

The CARES Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act includes an allocation of $349 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”).  This program is known as the Paycheck Protection Program (“PPP”).  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1.00% to 5.00%, based on the size of the loan.  The Paycheck Protection Program and Health Care Enhancement Act (“PPP / HCEA Act”) was passed by Congress on April 23, 2020 and signed into law on April 24, 2020.  The PPP / HCEA Act authorizes additional funding under the CARES Act of $310 billion for PPP loans to be issued by financial institutions through the SBA.  In addition, the FRB has implemented a liquidity facility available to financial institutions participating in the PPP (“PPPLF”).  In conjunction with the PPP, the PPPLF will allow the Federal Reserve Banks to lend to member banks on a non-recourse basis with PPP loans as collateral. As of May 5, 2020, the Company has originated approximately 7,600 or $856.0 million in PPP loans.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

Results of Review of Interim Consolidated Financial Statements

We have reviewed the condensed consolidated balance sheet of Home BancShares, Inc. and subsidiaries (“the Company”) as of March 31, 2020, and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three-months ended March 31, 2020, and 2019, and the related notes (collectively referred to as the “interim financial information or statements”).  Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2019, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 26, 2020, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

Emphasis of Matter

As discussed in Notes 1 and 5 to the condensed consolidated financial statements, the Company has changed its method of account for loans and the allowance for credit losses in 2020 due to the adoption of Topic 326.

/s/ BKD, LLP

Little Rock, Arkansas

May 8, 2020

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on February 26, 2020, which includes the audited financial statements for the year ended December 31, 2019. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of March 31, 2020, we had, on a consolidated basis, total assets of $15.53 billion, loans receivable, net of $11.16 billion, total deposits of $11.51 billion, and stockholders’ equity of $2.43 billion.

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

Table 1:  Key Financial Measures

	As of or for the Three Months Ended
	March 31,
	2020	2019
	(Dollars in thousands, except per share data)
Total assets	$15,531,732	$15,179,501
Loans receivable	11,384,982	10,978,935
Allowance for credit losses	228,923	106,357
Total deposits	11,514,914	11,067,452
Total stockholders’ equity	2,430,271	2,361,484
Net income	507	71,350
Basic earnings per share	0.00	0.42
Diluted earnings per share	0.00	0.42
Book value per share	14.72	14.04
Tangible book value per share (non-GAAP)(1)	8.61	8.10
Annualized net interest margin – FTE	4.22%	4.30%
Efficiency ratio	46.82	41.01
Efficiency ratio, as adjusted (non-GAAP)(2)	41.37	40.52
Annualized return on average assets	0.01	1.92
Annualized return on average common equity	0.08	12.34

(1)	See Table 19 for the non-GAAP tabular reconciliation.
(2)	See Table 23 for the non-GAAP tabular reconciliation.

Overview

Recent Developments – COVID-19

During the first quarter of 2020, the rapid spread of the Coronavirus (“COVID-19”) hit the United States.  In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the economic activity in our markets. In response to the COVID-19 pandemic, the state governments have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.  These actions have had a significant impact on markets driven by supply chain and production disruptions, workforce restrictions, travel restrictions, retail closures, and reduced consumer spending and sentiment, amongst other factors. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

While our business has been designated an essential business, which allows us to continue to serve our customers, we serve many customers that have been deemed, or who are employed by businesses that have been deemed, to be non-essential. And many of our customers that have been categorized to date as essential businesses, or who are employed by businesses that have been categorized as essential businesses, have been adversely affected by the COVID-19 pandemic.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The COVID-19 pandemic has begun to have a significant impact on our business and operations. As part of our efforts to exercise social distancing, in March 2020, we closed all of our banking lobbies and are conducting most of our business at this time through drive-thru tellers and through electronic and online means. To support the health and well-being of our employees, a majority of our workforce is working from home. To support our customers or to comply with law, we have deferred loan payments for 90 days for consumer and commercial customers, and we have suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are offering fee waivers, payment deferrals, and other expanded assistance for automobile, mortgage, small business and personal lending customers. Future governmental actions may require these and other types of customer-related responses.

As of March 31, 2020, we had deferrals of $1.04 billion of our total loan portfolio, which increased to $2.86 billion as of April 30, 2020. For all loans, the standard deferral was 90 days for both principal and interest. We have actively reached out to our customers to provide guidance and direction on these deferrals.  In terms of available lines of credit, the company has not experienced a material increase in borrowers drawing down on their lines.

Also, we have extended credit to both customers and non-customers related to the Payroll Protection Program (“PPP”). As of April 30, 2020, we have secured funding of approximately 7,600 loans totaling approximately $856.0 million through the PPP.

We also are monitoring the impact of COVID-19 on the valuation of goodwill. Our stock price has historically traded above its book value and tangible book value (non-GAAP). However, during the first quarter of 2020, our stock price fell below book value. This drop in stock was in reaction to the COVID-19 pandemic which has affected stock prices of companies in almost all industries. The lowest trading price for our stock during the first quarter of 2020 was $9.71, and the stock price closed on March 31, 2020 at $11.99, which was below book value of $14.72 but above tangible book value (non-GAAP) of $8.61. The Company updated its valuation of the carrying value of goodwill as of March 31, 2020 based on the drop in the Company’s stock price in the first quarter of 2020, and taking into account the effect that the COVID-19 pandemic has had and continues to have on our local economy, we determined that no impairment charge was necessary at this time. We will continue to monitor the impact of COVID-19 on the Company’ business, operating results, cash flows and/or financial condition. If the COVID-19 pandemic extends beyond a few more months and the economy continues to deteriorate, we will have to reevaluate the impact on our financial condition and impairment of goodwill.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Our net income decreased $70.8 million, or 99.3%, to $507,000 for the three-month period ended March 31, 2020, from $71.4 million for the same period in 2019.  On a diluted earnings per share basis, our earnings were $0.00 per share for the three-month period ended March 31, 2020 and $0.42 per share for the three-month period ended March 31, 2019.  As a result of COVID-19, the Company recorded a $71.7 million provision for credit losses, a $7.8 million expense for the increase in our unfunded commitment reserve, an $842,000 provision for credit losses on investment securities, and a $5.8 million write-down for the fair value adjustment on marketable securities.  This was the first quarter under which the Company began accounting for credit losses under Accounting Standards Codification (ASC) 326, Financial Instruments – Credit Losses, which increased the loan provision by $5.0 million.  We incurred $10.0 million of expense as a result of our LH-Finance acquisition, which we completed on February 29, 2020, including $9.3 million for the provision for credit losses and $711,000 of acquisition expenses.  The acquired loan portfolio is now housed in our Shore Premier Finance (“SPF”) division.  The Company also had $1.1 million of expense for outsourced special projects and $7.0 million of special dividend income from one of our equity investments.  The summation of all these items resulted in net additional expense of  $95.2 million, or $70.3 million after tax.

Total interest income decreased $7.3 million, or 4.1%,  non-interest income decreased by $745,000 or 3.1% and non-interest expense increased $9.2 million or 13.3%.  This was partially offset by a $7.6 million or 18.9% decrease in total interest expense. The primary drivers of the decrease in interest income were a $5.7 million decrease in loan interest income and a $1.2 million decrease in investment security income.  The decrease in non-interest income was primarily due to a $5.8 million write-down for the fair value adjustment on marketable securities and a $507,000 decrease in other service charges and fees, partially offset by a $4.9 million increase in special dividend income from one of our equity investments. The primary driver of the increase in non-interest expense was a $1.5 million increase in salaries and employee benefits and a $7.3 million increase in other operating expenses resulting from a $7.8 million increase in our reserve for unfunded commitments during the three months ended March 31, 2020.  The decrease in interest expense was primarily due to a $3.8 million decrease in interest on deposits and a $3.4 million decrease in interest on FHLB borrowed funds.  Income tax expense decreased by $25.7 million during the quarter due to the reduction in net income.

Our net interest margin decreased from 4.30% for the three-month period ended March 31, 2019 to 4.22% for the three-month period ended March 31, 2020.  The yield on interest earning assets was 5.19% and 5.52% for the three months ended March 31, 2020 and 2019, respectively, as average interest earning assets increased from $13.30 billion to $13.43 billion. The increase in earning assets is primarily the result of a $98.1 million increase in investment securities and a $58.6 million increase in interest-bearing balances due from banks.  For the three months ended March 31, 2020 and 2019, we recognized $7.6 million and $9.1 million, respectively, in total net accretion for acquired loans and deposits. We recognized $558,000 in event interest income for the three months ended March 31, 2020 compared to zero for the three months ended March 31, 2019. In addition, we experienced approximately $683,000 in increased investment premium amortization.  The rate on interest bearing liabilities was 1.29% and 1.59% for the three months ended March 31, 2020 and 2019, respectively, as average interest-bearing liabilities decreased from $10.18 billion to $10.12 billion. The reduction in accretion income, the increase in investment premium amortization which was partially offset by the increase in loan payoff events reduced the net interest margin by 5 basis points for the quarter ended March 31, 2020.

Our efficiency ratio was 46.82% for the three months ended March 31, 2020, compared to 41.01% for the same period in 2019.  For the first quarter of 2020, our efficiency ratio, as adjusted (non-GAAP) was 41.37%, an increase of 85 basis points from the 40.52% reported for the first quarter of 2019. (See Table 23 for the non-GAAP tabular reconciliation).

Our annualized return on average assets was 0.01% for the three months ended March 31, 2020, compared to 1.92% for the same period in 2019.  Our annualized return on average common equity was 0.08% for the three months ended March 31, 2020, compared to 12.34% for the same period in 2019.

Financial Condition as of and for the Period Ended March 31, 2020 and December 31, 2019

Our total assets as of March 31, 2020 increased $499.7 million to $15.53 billion from the $15.03 billion reported as of December 31, 2019.  Cash and cash equivalents increased $80.8 million, or 16.5%, for the three months ended March 31, 2020. Our loan portfolio balance increased to $11.38 billion as of March 31, 2020 from $10.87 billion at December 31, 2019. The increase in the loan portfolio is primarily due to the acquisition of $406.2 million of loans from LH-Finance during the quarter. Total deposits increased $236.5 million to $11.51 billion as of March 31, 2020 from $11.28 billion as of December 31, 2019.  Stockholders’ equity decreased $81.3 million to $2.43 billion as of March 31, 2020, compared to $2.51 billion as of December 31, 2019.  The decrease in stockholders’ equity is primarily associated with the $44.0 million impact of the adoption of ASC 326, the $21.6 million of shareholder dividends paid during the quarter and stock repurchases of $23.9 million in 2020.

Our non-performing loans were $59.9 million, or 0.53% of total loans as of March 31, 2020, compared to $54.8 million, or 0.50% of total loans as of December 31, 2019.  The allowance for credit losses as a percent of non-performing loans increased to 382.2% as of March 31, 2020, from 186.2% as of December 31, 2019.  Non-performing loans from our Arkansas franchise were $16.9 million at March 31, 2020 compared to $17.9 million as of December 31, 2019.  Non-performing loans from our Florida franchise were $39.5 million at March 31, 2020 compared to $34.7 million as of December 31, 2019.  Non-performing loans from our Alabama franchise were $518,000 at March 31, 2020 compared to $429,000 as of December 31, 2019.  Non-performing loans from our SPF franchise were $3.0 million at March 31, 2020 compared to $1.8 million as of December 31, 2019.  There were no non-performing loans from our Centennial Commercial Finance Group (“CFG”) franchise.

As of March 31, 2020, our non-performing assets increased to $68.5 million, or 0.44% of total assets, from $64.4 million, or 0.43% of total assets, as of December 31, 2019.  Non-performing assets from our Arkansas franchise were $20.6 million at March 31, 2020 compared to $22.9 million as of December 31, 2019.  Non-performing assets from our Florida franchise were $44.4 million at March 31, 2020 compared to $39.2 million as of December 31, 2019.  Non-performing assets from our Alabama franchise were $552,000 at March 31, 2020 compared to $463,000 as of December 31, 2019.  Non-performing assets from our SPF franchise were $3.0 million at March 31, 2020 compared to $1.8 million as of December 31, 2019.  There were no non-performing assets from our Centennial CFG franchise.

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

We consider a policy critical if (i) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate; and (ii) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that the accounting policies most critical to us are those associated with our lending practices, including revenue recognition and the accounting for the allowance for credit losses, foreclosed assets, investments, intangible assets, income taxes and stock options.

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

•

Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310.  Interchange fees were $3.5 million and $3.3 million for the three-month period ended March 31, 2020 and 2019, respectively. Centennial CFG loan fees were $733,000 and $1.7 million for the three-month period ended March 31, 2020 and 2019, respectively.

Credit Losses.  The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.  The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credits, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. ASC 326 requires enhanced disclosures related to the significant  estimates and judgments used in estimating credit losses as well as the credit quality and underwriting standards of a company’s portfolio. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities management does not intend to sell or believes that it is more likely than not, they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for loans and off-balance-sheet (“OBS”) credit exposures.  Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The Company recorded a one-time cumulative-effect adjustment to the allowance for credit losses of $44.0 million which was recognized through a $32.5 million adjustment to retained earnings, net of tax. This adjustment brought the beginning balance of the allowance for credit losses to $146.1 million  as of January 1, 2020.  In addition, the Company recorded a $15.5 million reserve on unfunded commitments, as of January 1, 2020, which was recognized through an $11.5 million adjustment to retained earnings, net of tax.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30.  In 2019, the Company reevaluated its loan pools of purchased loans with deteriorated credit quality. These loans pools related specifically to acquired loans from the Heritage, Liberty, Landmark, Bay Cities, Bank of Commerce, Premier Bank, Stonegate and Shore Premier Finance acquisitions. At acquisition, a portion of these loans were recorded as purchased credit impaired loans on a pool by pool basis. Through the reevaluation of these loan pools, management determined that estimated losses for purchase credit impaired loans should be processed against the credit mark of the applicable pools.  The remaining non-accretable mark was then moved to accretable mark to be recognized over the remaining weighted average life of the loan pools.  The projected losses for these loans were less than the total credit mark.  As such, the remaining $107.6 million of loans in these pools along with the $29.3 million in accretable yield was deemed to be immaterial and was reclassified out of the purchased credit impaired loans category.  As of December 31, 2019, the Company no longer held any purchased loans with deteriorated credit quality. Therefore, the Company did not have any PCI loans upon adoption on of ASC 326 as of January 1, 2020.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As of December 31, 2019, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined than an allowance for credit losses on available-for-sale securities was not deemed material. However, the Company evaluated the investment portfolio during the first quarter of 2020 and determined that an $842,000 provision for credit losses was necessary. See Note 3 for further discussion.

Investments – Available-for-sale.  Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income (loss), net of taxes. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Loans Receivable and Allowance for Credit Losses.  Except for loans acquired during our acquisitions, substantially all of our loans receivable are reported at their outstanding principal balance adjusted for any charge-offs, as it is management’s intent to hold them for the foreseeable future or until maturity or payoff, except for mortgage loans held for sale.  Interest income on loans is accrued over the term of the loans based on the principal balance outstanding.

The allowance for credit losses on loans receivable is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in the national unemployment rate, commercial real estate price index, housing price index and national retail sales index.

The allowance for credit losses is measured based on call report segment as these types of loan exhibit similar risk characteristics. The identified loan segments are as follows:

•	1-4 family construction
•	All other construction
•	1-4 family revolving home equity lines of credit (“HELOC”) & junior liens
•	1-4 family senior liens
•	Multifamily
•	Owner occupies commercial real estate
•	Non-owner occupied commercial real estate
•	Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•	Consumer auto
•	Other consumer

The allowance for credit losses for each segment is measured through the use of the discounted cash flow method. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies:

•	management has a reasonable expectation at the reporting date that troubled debt restructuring will be executed with an individual borrower
•	the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company

Loans considered impaired, according to ASC 326, are loans for which, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The aggregate amount of impairment of loans is utilized in evaluating the adequacy of the allowance for credit losses and amount of provisions thereto. Losses on impaired loans are charged against the allowance for credit losses when in the process of collection, it appears likely that such losses will be realized. The accrual of interest on impaired loans is discontinued when, in management’s opinion the collection of interest is doubtful or generally when loans are 90 days or more past due. When accrual of interest is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans are placed on non-accrual status when management believes that the borrower’s financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of interest is doubtful, or generally when loans are 90 days or more past due. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. Accrued interest related to non-accrual loans is generally charged against the allowance for credit losses when accrued in prior years and reversed from interest income if accrued in the current year. Interest income on non-accrual loans may be recognized to the extent cash payments are received, although the majority of payments received are usually applied to principal. Non-accrual loans are generally returned to accrual status when principal and interest payments are less than 90 days past due, the customer has made required payments for at least six months, and we reasonably expect to collect all principal and interest.

Acquisition Accounting and Acquired Loans.  We account for our acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. In accordance with ASC 326, the Company records both a discount and an allowance for credit losses on acquired loans.  All purchased loans are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements.  The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. Purchase credit deteriorated (“PCD”) loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit loss.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be fund over its estimated life.

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

Intangible Assets.  Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 121 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We perform an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles - Goodwill and Other, in the fourth quarter or more often if events and circumstances indicate there may be an impairment.

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

Acquisitions

Acquisition of LH-Finance

On February 29, 2020, the Company completed the acquisition of LH-Finance, the marine lending division of People’s United Bank, N.A. The Company paid a purchase price of approximately $421.2 million in cash. LH-Finance provides direct consumer financing for United States Coast Guard (“USCG”) registered high-end sail and power boats. Additionally, LH-Finance provides inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.

Including the purchase accounting adjustments, as of the acquisition date, LH-Finance had approximately $409.1 million in total assets, including $407.4 million in total loans, which resulted in goodwill of $14.6 million being recorded.

The acquired portfolio of loans is now housed in our SPF division.  The SPF division is responsible for servicing the acquired loan portfolio and originating new loan production. In connection with this acquisition, we opened a new loan production office in Baltimore, Maryland.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for additional information regarding the acquisition of LH-Finance.

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

As of March 31, 2020, we had 161 branch locations.  There were 77 branches in Arkansas, 78 branches in Florida, five branches in Alabama and one branch in New York City.

Results of Operations

For the Three Months Ended March 31, 2020 and 2019

During the first quarter of 2020, the COVID-19 pandemic began having a significant impact on global markets driven by supply chain and production disruptions, workforce restrictions, travel restrictions, retail closures, and reduced consumer spending and sentiment, amongst other factors.  The potential global and economic impacts of the coronavirus continue to evolve rapidly and the Company is continuing to closely monitor the situation.

Our net income decreased $70.8 million, or 99.3%, to $507,000 for the three-month period ended March 31, 2020, from $71.4 million for the same period in 2019.  On a diluted earnings per share basis, our earnings were $0.00 per share for the three-month period ended March 31, 2020 and $0.42 per share for the three-month period ended March 31, 2019.  As a result of COVID-19, the Company recorded a $71.7 million provision for credit losses, a $7.8 million expense for the increase in our unfunded commitment reserve, an $842,000 provision for credit losses on investment securities, and a $5.8 million write-down for the fair value adjustment on marketable securities.  This was the first quarter under which the Company began accounting for credit losses under ASC 326, which increased the loan provision by $5.0 million.  We incurred $10.0 million of expense as a result of our LH-Finance acquisition, which we completed on February 29, 2020, including $9.3 million for the provision for credit losses and $711,000 of acquisition expenses.  The acquired loan portfolio is now housed in our SPF division.  The Company also had $1.1 million of expense for outsourced special projects and $7.0 million of special dividend income from one of our equity investments.  The summation of all these items resulted in net additional expense of  $95.2 million, or $70.3 million after tax.

 Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (26.135% for the three months ended March 31, 2020 and 2019, respectively).

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve lowered the target rate three times during 2019. First, the target rate was lowered to 2.00% to 2.25% on July 31, 2019; second, the rate was lowered on September 18, 2019 to 1.75% to 2.00%; and third, the rate was lowered on October 30, 2019 to 1.50% to 1.75%. The Federal reserve lowered the target rate two times in 2020. First, the target rate was lowered to 1.00% to 1.25% on March 3, 2020; second, the rate was lowered to 0.00% to 0.25% on March 15, 2020. The target rate is currently at 0.00% to 0.25% as of March 31, 2020, which has decreased from the target rate of 2.25% to 2.50% as of March 31, 2019.

Our net interest margin decreased from 4.30% for the three-month period ended March 31, 2019 to 4.22% for the three-month period ended March 31, 2020.  The yield on interest earning assets was 5.19% and 5.52% for the three months ended March 31, 2020 and 2019, respectively, as average interest earning assets increased from $13.30 billion to $13.43 billion. The increase in earning assets is primarily the result of a $98.1 million increase in investment securities and a $58.6 million increase in interest-bearing balances due from banks.  For the three months ended March 31, 2020 and 2019, we recognized $7.6 million and $9.1 million, respectively, in total net accretion for acquired loans and deposits. We recognized $558,000 in event interest income for the three months ended March 31, 2020 compared to zero for the three months ended March 31, 2019. In addition, we experienced approximately $683,000 in increased investment premium amortization.  The rate on interest bearing liabilities was 1.29% and 1.59% for the three months ended March 31, 2020 and 2019, respectively, as average interest-bearing liabilities decreased from $10.18 billion to $10.12 billion. The reduction in accretion income, the increase in investment premium amortization which was partially offset by the increase in loan payoff events reduced the net interest margin by 5 basis points for the quarter ended March 31, 2020.

 Net interest income on a fully taxable equivalent basis increased $115,000, or 0.1%, to $141.0 million for the three-month period ended March 31, 2020, from $140.8 million for the same period in 2019.  This increase in net interest income for the three-month period ended March 31, 2020 was the result of a $7.6 million decrease in interest expense, on a fully taxable equivalent basis, which was partially offset by a $7.5 million decrease in interest income. The $7.5 million decrease in interest income was primarily the result of  lower yields on our earning assets, partially offset by a higher level of earning assets. The lower yield on earning assets resulted in a decrease in interest income of approximately $7.9 million, and the higher level of earning assets resulted in an increase in interest income of approximately $427,000.  The lower yield was primarily driven by the decrease in income on loans and taxable investment securities which accounted for $7.0 million of the total $7.9 million decrease in interest income for the period ended March 31, 2020. The decrease in interest income also reflected a $1.4 million decrease in loan accretion income.  The $7.6 million decrease in interest expense for the three-month period ended March 31, 2020 is primarily the result of interest-bearing liabilities repricing in a decreasing interest rate environment as well as an decrease in average interest bearing liabilities which lowered interest expense by $6.5 million and $1.0 million, respectively. The $1.0 million decrease in interest expense was primarily due to a $536.1 million, or 46.2%, decrease in average FHLB & other borrowed funds. This reduction was partially offset by a $484.8 million, or 5.7%, increase in average interest-bearing deposits.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2020 and 2019, as well as changes in fully taxable equivalent net interest margin for the three months ended March 31, 2020 compared to the same period in 2019.

Table 2: Analysis of Net Interest Income

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Interest income	$172,175	$179,487
Fully taxable equivalent adjustment	1,227	1,367
Interest income – fully taxable equivalent	173,402	180,854
Interest expense	32,450	40,017
Net interest income – fully taxable equivalent	140,952	140,837
Yield on earning assets – fully taxable equivalent	5.19%	5.52%
Cost of interest-bearing liabilities	1.29	1.59
Net interest spread – fully taxable equivalent	3.90	3.93
Net interest margin – fully taxable equivalent	4.22	4.30

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended March 31,
2020 vs. 2019
(In thousands)
Increase (decrease) in interest income due to change in earning assets	$427
Increase (decrease) in interest income due to change in earning asset yields	(7,879)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	1,070
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	6,497
Increase (decrease) in net interest income	$115

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three months ended March 31, 2020 and 2019, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2020			2019
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$331,038	$1,116	1.36%	$272,410	$1,543	2.30%
Federal funds sold	5,218	21	1.62	1,491	11	2.99
Investment securities – taxable	1,710,288	9,776	2.30	1,595,605	10,706	2.72
Investment securities – non-taxable	374,198	4,090	4.40	390,754	4,424	4.59
Loans receivable	11,007,958	158,399	5.79	11,036,503	164,170	6.03
Total interest-earning assets	13,428,700	173,402	5.19	13,296,763	180,854	5.52
Non-earning assets	1,704,775			1,782,909
Total assets	$15,133,475			$15,079,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$7,041,303	$15,803	0.90%	$6,596,895	$19,537	1.20%
Time deposits	1,943,721	8,395	1.74	1,903,373	8,469	1.80
Total interest-bearing deposits	8,985,024	24,198	1.08	8,500,268	28,006	1.34
Federal funds purchased	6,264	13	0.83	—	—	—
Securities sold under agreement to repurchase	138,180	462	1.34	150,803	634	1.71
FHLB and other borrowed funds	623,525	2,698	1.74	1,159,629	6,118	2.14
Subordinated debentures	369,652	5,079	5.53	368,884	5,259	5.78
Total interest-bearing liabilities	10,122,645	32,450	1.29	10,179,584	40,017	1.59
Non-interest-bearing liabilities
Non-interest-bearing deposits	2,410,583			2,439,520
Other liabilities	119,143			115,911
Total liabilities	12,652,371			12,735,015
Stockholders’ equity	2,481,104			2,344,657
Total liabilities and stockholders’ equity	$15,133,475			$15,079,672
Net interest spread			3.90%			3.93%
Net interest income and margin		$140,952	4.22%		$140,837	4.30%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three months ended March 31, 2020 compared to the same period in 2019, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 5: Volume/Rate Analysis

	Three Months Ended March 31,
	2020 over 2019
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$286	$(713)	$(427)
Federal funds sold	17	(7)	10
Investment securities – taxable	732	(1,662)	(930)
Investment securities – non-taxable	(184)	(150)	(334)
Loans receivable	(424)	(5,347)	(5,771)
Total interest income	427	(7,879)	(7,452)
Interest expense:
Interest-bearing transaction and savings deposits	1,247	(4,981)	(3,734)
Time deposits	178	(252)	(74)
Federal funds purchased	7	6	13
Securities sold under agreement to repurchase	(50)	(122)	(172)
FHLB borrowed funds	(2,463)	(957)	(3,420)
Subordinated debentures	11	(191)	(180)
Total interest expense	(1,070)	(6,497)	(7,567)
Increase (decrease) in net interest income	$1,497	$(1,382)	$115

Provision for Credit Losses

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss methodology.  The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credits, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. ASC 326 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses as well as the credit quality and underwriting standards of a company’s portfolio. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities management does not intend to sell or believes that it is more likely than not, they will be required to sell.

Loans. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in the national unemployment rate, commercial real estate price index, housing price index and national retail sales index.

Acquired loans. In accordance with ASC 326, the Company records both a discount and an allowance for credit losses on acquired loans. This is commonly referred to as “double accounting.”

The allowance for credit losses is measured based on call report segment as these types of loan exhibit similar risk characteristics. The identified loan segments are as follows:

•	1-4 family construction
•	All other construction
•	1-4 family revolving home equity lines of credit (“HELOC”) & junior liens
•	1-4 family senior liens
•	Multifamily
•	Owner occupies commercial real estate
•	Non-owner occupied commercial real estate
•	Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•	Consumer auto
•	Other consumer

The allowance for credit losses for each segment is measured through the use of the discounted cash flow method. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.

Investments – Available-for-sale: The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

During the first quarter of 2020, we recorded $86.8 million of total credit loss expense compared to zero for the first quarter of 2019.  This expense is comprised of the following components – investment securities, CECL double accounting for LH-Finance, CECL loan provision and CECL COVID-19 loan provision. We recorded $842,000 for credit losses on investments related to our sales tax bonds with lower debt coverage ratios as a result of COVID-19.  The CECL double accounting for LH-Finance was $9.3 million.  The normal CECL loan provision was approximately $5.0 million and the CECL COVID-19 loan provision was approximately $71.7 million. Our CECL provisioning model is significantly tied to projected unemployment rates.  As a result of COVID-19, the unemployment rate projections significantly increased from January 1 to the end of March 2020, which resulted in the $71.7 million provision related to COVID-19.  In addition, net charge-offs to average total loans increased to 0.13% for the three months ended March 31, 2020, from 0.09% for the three months ended March 31, 2019.

Non-Interest Income

Total non-interest income was $22.9 million for the three months ended March 31, 2020, compared to $23.7 million for the same periods in 2019.  Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, increase in cash value of life insurance and dividends.

Table 6 measures the various components of our non-interest income for the three months ended March 31, 2020 and 2019, respectively, as well as changes for three months ended March 31, 2020 compared to the same period in 2019.

Table 6: Non-Interest Income

	Three Months Ended
	March 31,		2020 Change
	2020	2019	from 2019
	(Dollars in thousands)
Service charges on deposit accounts	$6,631	$6,401	$230	3.6%
Other service charges and fees	6,056	6,563	(507)	(7.7)
Trust fees	438	403	35	8.7
Mortgage lending income	2,621	2,435	186	7.6
Insurance commissions	678	609	69	11.3
Increase in cash value of life insurance	560	736	(176)	(23.9)
Dividends from FHLB, FRB, FNBB & other	7,842	3,505	4,337	123.7
Gain on sale of SBA loans	341	241	100	41.5
Gain (loss) on sale of branches, equipment and other assets, net	82	79	3	(3.8)
Gain (loss) on OREO, net	277	206	71	34.5
Fair value adjustment for marketable securities	(5,818)	—	(5,818)	100.0
Other income	3,219	2,494	725	29.1
Total non-interest income	$22,927	$23,672	$(745)	(3.1)%

Non-interest income decreased 745,000, or 3.1%, to $22.9 million for three months ended March 31, 2020 from $23.7 million for the same period in 2019.  The primary factor that resulted in this decrease was the impact of  the fair value adjustment for marketable securities which reduced non-interest income by $5.8 million. Other factors were changes related to service charges on deposit accounts, other service charges and fees, dividends from FHLB, FRB, FNBB & other, and other income.

Additional details for the three months ended March 31, 2020 on some of the more significant changes are as follows:

•	The $230,000 increase in service charges on deposit accounts is primarily related to an increase in overdraft fees.
•	The $507,000 decrease in other service charges and fees is primarily related to a decrease in property finance loan fees.
•	The $176,000 decrease in the cash value of life insurance is due to the Company surrendering $47.5 million of underperforming separate account bank owned life insurance during 2019.
•

The $4.3 million increase in dividends from FHLB, FRB, First National Bankers’ Bank & other is primarily the result of a $7.0 million special dividend from an equity investment. This was partially offset by a decrease in dividend income from the FRB and FHLB.

•	The $5.8 million loss in the fair value adjustment for marketable securities is related to the decline in the fair market value of a marketable security held by the Company.
•	The $725,000 increase in other income is primarily due to a $633,000 increase in additional income for items previously charged off and a $232,000 increase in investment brokerage fee income.

Non-Interest Expense

Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees, other professional fees and unfunded commitments expense.

Table 7 below sets forth a summary of non-interest expense for the three months ended March 31, 2020 and 2019, as well as changes for the three months ended March 31, 2020 compared to the same period in 2019.

Table 7: Non-Interest Expense

	Three Months Ended
	March 31,		2020 Change
	2020	2019	from 2019
	(Dollars in thousands)
Salaries and employee benefits	$39,329	$37,836	$1,493	3.9%
Occupancy and equipment	8,873	8,823	50	0.6
Data processing expense	4,326	3,970	356	9.0
Other operating expenses:
Advertising	1,226	1,051	175	16.7
Merger and acquisition expense	711	—	711	100.0
Amortization of intangibles	1,517	1,586	(69)	(4.4)
Electronic banking expense	1,715	1,903	(188)	(9.9)
Directors’ fees	424	434	(10)	(2.3)
Due from bank service charges	223	238	(15)	(6.3)
FDIC and state assessment	1,548	1,710	(162)	(9.5)
Hurricane expense	—	897	(897)	(100.0)
Insurance	746	697	49	7.0
Legal and accounting	919	981	(62)	(6.3)
Other professional fees	3,226	2,812	414	14.7
Operating supplies	535	536	(1)	(0.2)
Postage	327	326	1	0.3
Telephone	324	303	21	6.9
Unfunded commitments	7,775	—	7,775	100.0
Other expense	4,505	4,954	(449)	(9.1)
Total non-interest expense	$78,249	$69,057	$9,192	13.3%

Non-interest expense increased $9.2 million, or 13.3%, to $78.2 million for the three months ended March 31, 2020 from $69.1 million for the same period in 2019.  The primary factor that resulted in this increase was the unfunded commitments expense incurred as a result of the Company adopting ASC 326. Other factors were changes related to salaries and employee benefits expense, merger and acquisition expense, and hurricane expense.

Additional details for the three months ended March 31, 2020 on some of the more significant changes are as follows:

•

The $1.5 million increase in salaries and employee benefits expense is primarily due to increased salary expense related to the normal increased cost of doing business and additional employees hired as a result of the increased regulatory environment.

•	The $711,000 in merger and acquisition expense is related to the acquisition of LH-Finance during the first quarter of 2020.
•	The $897,000 in hurricane expense incurred during the first quarter of 2019 was related to damages from Hurricane Michael which made landfall in Mexico Beach, Florida on October 10, 2018.
•

The Company’s CECL provisioning model is significantly tied to projected unemployment rates. As a result of COVID-19, the unemployment rate projections significantly increased from January 1, 2020 to the end of March 2020, which caused the $7.8 million increase in unfunded commitments expense.

Income Taxes

Income tax expense decreased $25.7 million, or 112.9%, to a $2.9 million income tax benefit for the three-month period ended March 31, 2020, from a $22.7 million income tax expense for the same period in 2019. The effective income tax rate was 120.95% for the three-month period ended March 31, 2020, compared to 24.16% for the same period in 2019.  Two main factors caused the unusual effective income tax rate for the three-month period ended March 31, 2020. First, the Company reported a net loss before taxes, converting income tax expense to an income tax benefit for the period.  Second, during the three-month period ended March 31, 2020, the Company booked additional income tax benefit related to amended income tax returns filed for the tax year ended December 31, 2016. This benefit further decreased income tax expense, causing the final income tax benefit to exceed net loss before taxes for the three-month period ended March 31, 2020.

Financial Condition as of and for the Period Ended  March 31, 2020 and December 31, 2019

Our total assets as of March 31, 2020 increased $499.7 million to $15.53 billion from the $15.03 billion reported as of December 31, 2019. Cash and cash equivalents increased $80.8 million, or 16.5%, for the three months ended March 31, 2020. Our loan portfolio balance increased to $11.38 billion as of March 31, 2020 from $10.87 billion at December 31, 2019. The increase in the loan portfolio is primarily due to the acquisition of $406.2 million of loans from LH-Finance during the quarter. Total deposits increased $236.5 million to $11.51 billion as of March 31, 2020 from $11.28 billion as of December 31, 2019.  Stockholders’ equity decreased $81.3 million to $2.43 billion as of March 31, 2020, compared to $2.51 billion as of December 31, 2019.  The decrease in stockholders’ equity is primarily associated with the $44.0 million impact of the adoption of ASC 326, the $21.6 million of shareholder dividends paid during the quarter and stock repurchases of $23.9 million in 2020.

Loan Portfolio

Loans Receivable

Our loan portfolio averaged $11.01 billion and $11.04 billion during the three months ended March 31, 2020 and 2019, respectively.   Loans receivable were $11.38 billion and $10.87 billion as of March 31, 2020 and December 31, 2019, respectively.

From December 31, 2019 to March 31, 2020, the Company experienced an increase of approximately $515.3 million in loans.  The increase in the loan portfolio is primarily due to the acquisition of $406.2 million of loans from LH-Finance during the quarter.   In addition, Centennial CFG experienced $167.9 million of organic loan growth during the first three months of 2020, while the remaining footprint experienced $58.9 million of organic loan decline during the first three months of 2020.

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property.  Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York.  Loans receivable were approximately $3.68 billion, $4.78 billion, $220.3 million, $936.6 million and $1.76 billion as of March 31, 2020 in Arkansas, Florida, Alabama, SPF and Centennial CFG, respectively.

As of March 31, 2020, we had approximately $482.4 million of construction land development loans which were collateralized by land.  This consisted of approximately $144.0 million for raw land and approximately $338.4 million for land with commercial and or residential lots.

Table 8 presents our loans receivable balances by category as of March 31, 2020 and December 31, 2019.

Table 8: Loans Receivable

	As of	As of
	March 31, 2020	December 31, 2019
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$4,357,007	$4,412,769
Construction/land development	1,892,394	1,776,689
Agricultural	89,630	88,400
Residential real estate loans:
Residential 1-4 family	1,775,610	1,819,221
Multifamily residential	411,960	488,278
Total real estate	8,526,601	8,585,357
Consumer	852,174	511,909
Commercial and industrial	1,759,752	1,528,003
Agricultural	64,582	63,644
Other	181,873	180,797
Total loans receivable	$11,384,982	$10,869,710

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

As of March 31, 2020, commercial real estate loans totaled $6.34 billion, or 55.7% of loans receivable, as compared to $6.28 billion, or 57.8% of loans receivable, as of December 31, 2019.  Commercial real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $2.16 billion, $3.02 billion, $118.2 million, zero and $1.04 billion at March 31, 2020, respectively.

Residential Real Estate Loans.  We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas.  Approximately 32.3% and 56.3% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of March 31, 2020, with the remaining 11.4% relating to condos and mobile homes.  Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of March 31, 2020, residential real estate loans totaled $2.19 billion, or 19.2% of loans receivable, compared to $2.31 billion, or 21.2% of loans receivable, as of December 31, 2019.  Residential real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $836.6 million, $1.19 billion, $68.1 million, zero and $95.5 million at March 31, 2020, respectively.

Consumer Loans.  Our consumer loans are composed of secured and unsecured loans originated by our bank, the primary portion of which consists of loans to finance USCG registered high-end sail and power boats as a result of our acquisition of SPF on June 30, 2018 as well as our acquisition of LH-Finance on February 29, 2020. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of March 31, 2020, consumer loans totaled $852.2 million, or 7.5% of loans receivable, compared to $511.9 million, or 4.7% of loans receivable, as of December 31, 2019.  Consumer loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $42.1 million, $12.3 million, $1.1 million, $796.7 million ($331.4 million of which was acquired from LH-Finance during the quarter) and zero at March 31, 2020, respectively.

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

As of March 31, 2020, commercial and industrial loans totaled $1.76 billion, or 15.4% of loans receivable, compared to $1.53 billion, or 14.1% of loans receivable, as of December 31, 2019.  Commercial and industrial loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $537.6 million, $472.3 million, $30.1 million, $140.0 million ($74.8 million of which was acquired from LH-Finance during the quarter) and $579.8 million at March 31, 2020, respectively.

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

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration  that were previously classified as PCI and accounted for under ASC 310-30.  In 2019, the Company reevaluated its loan pools of purchased loans with deteriorated credit quality. These loans pools related specifically to acquired loans from the Heritage, Liberty, Landmark, Bay Cities, Bank of Commerce, Premier Bank, Stonegate and Shore Premier Finance acquisitions. At acquisition, a portion of these loans were recorded as purchased credit impaired loans on a pool by pool basis. Through the reevaluation of these loan pools, management determined that estimated losses for purchase credit impaired loans should be processed against the credit mark of the applicable pools.  The remaining non-accretable mark was then moved to accretable mark to be recognized over the remaining weighted average life of the loan pools.  The projected losses for these loans were less than the total credit mark.  As such, the remaining $107.6 million of loans in these pools along with the $29.3 million in accretable yield was deemed to be immaterial and was reclassified out of the purchased credit impaired loans category.  As of December 31, 2019, the Company no longer held any purchased loans with deteriorated credit quality. Therefore, the Company did not have any PCI loans upon adoption on of ASC 326 as of January 1, 2020.

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.

Table 9 sets forth information with respect to our non-performing assets as of March 31, 2020 and December 31, 2019.  As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 9: Non-performing Assets

	As of	As of
	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Non-accrual loans	$52,131	$47,607
Loans past due 90 days or more (principal or interest payments)	7,760	7,238
Total non-performing loans	59,891	54,845
Other non-performing assets
Foreclosed assets held for sale, net	8,204	9,143
Other non-performing assets	447	447
Total other non-performing assets	8,651	9,590
Total non-performing assets	$68,542	$64,435
Allowance for credit losses to non-performing loans	382.23%	186.20%
Non-performing loans to total loans	0.53	0.50
Non-performing assets to total assets	0.44	0.43

Our non-performing loans are comprised of non-accrual loans and accruing loans that are contractually past due 90 days. Our bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improve. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for credit losses.

Total non-performing loans were $59.9 million and $54.8 million as of March 31, 2020 and December 31, 2019, respectively.  Non-performing loans at March 31, 2020 were $16.9 million, $39.5 million, $518,000, $3.0 million and zero in the Arkansas, Florida, Alabama, SPF and Centennial CFG markets, respectively.

During the first quarter of 2020, the COVID-19 pandemic has had a significant impact on global markets driven by supply chain and production disruptions, workforce restrictions, travel restrictions, retail closures, and reduced consumer spending and sentiment, amongst other factors.  The potential global and economic impacts of the coronavirus continue to evolve rapidly, and the Company is continuing to closely monitor the situation. While the Company believes our allowance for credit losses is adequate at March 31, 2020, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for credit losses during 2020.  Our CECL provisioning model is significantly tied to projected unemployment rates.   As a result of COVID-19, the unemployment rate projections significantly increased from January 1 to the end of March 2020 which resulted in a $71.7 million provision related to COVID-19.  Further, the Company also recorded a normal CECL provision of $5.0 million for the quarter ended March 31, 2020.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.  In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months.  For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan.  Only non-performing restructured loans are included in our non-performing loans.  As of March 31, 2020, we had $11.8 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $8.9 million, our Arkansas market contains $2.4 million and our Alabama market contains $381,000 of these restructured loans.

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

The majority of the Bank’s loan modifications relates to commercial lending and involves reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan.  At March 31, 2020 and December 31, 2019, the amount of TDRs was $18.6 million and $16.3 million, respectively.  As of March 31, 2020 and December 31, 2019, 83.7% and 74.6%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $8.2 million as of March 31, 2020, compared to $9.1 million as of December 31, 2019 for a decrease of $939,000.  The foreclosed assets held for sale as of March 31, 2020 are comprised of $3.7 million of assets located in Arkansas, $4.4 million of assets located in Florida, $34,000 located in Alabama and zero from SPF and Centennial CFG.

During the first three months of 2020, we had one foreclosed property with a carrying value greater than $1.0 million.  The  property was a development property in Florida acquired from The Bank of Commerce with a carrying value of $2.13 million at March 31, 2020.  The Company does not currently anticipate any additional losses on this property.  As of March 31, 2020, no other foreclosed assets held for sale have a carrying value greater than $1.0 million.

Table 10 shows the summary of foreclosed assets held for sale as of March 31, 2020 and December 31, 2019.

Table 10: Foreclosed Assets Held For Sale

	As of	As of
	March 31, 2020	December 31, 2019
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,537	$3,528
Construction/land development	3,218	3,218
Agricultural	54	—
Residential real estate loans
Residential 1-4 family	1,395	2,397
Multifamily residential	—	—
Total foreclosed assets held for sale	$8,204	$9,143

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of March 31, 2020 and December 31, 2019, impaired loans were $90.3 million and $78.9 million, respectively.  The amortized cost balance for loans with a specific allocation increased from $11.9 million to $18.4 million, and the specific allocation for impaired loans decreased by approximately $100,000 for the periods ended December 31, 2019 and March 31, 2020, respectively.  As of March 31, 2020, our Arkansas, Florida, Alabama, SPF and Centennial CFG markets accounted for approximately $31.2 million, $55.2 million, $899,000, $3.0 million and zero of the impaired loans, respectively.

As of March 31, 2020 and December 31, 2019, there was not a material amount of purchased loans with deteriorated credit quality on non-accrual status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income.  Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 11 shows the summary of non-accrual loans as of March 31, 2020 and December 31, 2019:

Table 11: Total Non-Accrual Loans

	As of	As of
	March 31, 2020	December 31, 2019
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,707	$10,966
Construction/land development	1,858	1,359
Agricultural	1,484	1,094
Residential real estate loans
Residential 1-4 family	15,843	20,314
Multifamily residential	312	331
Total real estate	29,204	34,064
Consumer	2,682	1,632
Commercial and industrial	19,046	10,692
Agricultural	1,198	1,218
Other	1	1
Total non-accrual loans	$52,131	$47,607

If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $399,000 and $700,000, respectively, would have been recorded for the three-month periods ended March 31, 2020 and 2019. The interest income recognized on non-accrual loans for the three months ended March 31, 2020 and 2019 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of March 31, 2020 and December 31, 2019:

Table 12: Loans Accruing Past Due 90 Days or More

	As of	As of
	March 31, 2020	December 31, 2019
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,222	$3,194
Construction/land development	1,742	1,821
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	1,303	1,614
Multifamily residential	—	—
Total real estate	7,267	6,629
Consumer	475	317
Commercial and industrial	18	292
Agricultural and other	—	—
Total loans accruing past due 90 days or more	$7,760	$7,238

Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.53% and 0.50% at March 31, 2020 and December 31, 2019, respectively.

Allowance for Credit Losses

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss methodology.  The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credits, financial guarantees, and other similar instruments. The Company adopted ASC 326 using the modified retrospective method for loans and off-balance-sheet credit exposures.  Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The Company recorded a one-time cumulative-effect adjustment to the allowance for credit losses of $44.0 million, which was recognized through a $32.5 million adjustment to retained earnings, net of tax. This adjustment brought the beginning balance of the allowance for credit losses to $146.1 million  as of January 1, 2020.  In addition, the Company recorded a $15.5 million reserve on unfunded commitments, as of January 1, 2020, which was recognized through an $11.5 million adjustment to retained earnings, net of tax.

Overview.  The allowance for credit losses on loans receivable is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The Company uses the discounted cash flow (“DCF”) method to estimate expected losses for all of Company’s loan pools. These pools are as follows: construction & land development; other commercial real estate; residential real estate; commercial & industrial; and consumer & other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. Management leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in the national unemployment rate, commercial real estate price index, housing price index and national retail sales index.

The allowance for credit losses is measured based on call report segment as these types of loan exhibit similar risk characteristics. The identified loan segments are as follows:

•	1-4 family construction
•	All other construction
•	1-4 family revolving home equity lines of credit (“HELOC”) & junior liens
•	1-4 family senior liens
•	Multifamily
•	Owner occupies commercial real estate
•	Non-owner occupied commercial real estate
•	Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•	Consumer auto
•	Other consumer

The combination of adjustments for credit expectations (default and loss) and time expectations prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An allowance for credit loss is established for the difference between the instrument’s NPV and amortized cost basis.

The allowance for credit losses for each segment is measured through the use of the discounted cash flow method. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies:

•	Management has a reasonable expectation at the reporting date that troubled debt restructuring will be executed with an individual borrower
•	The extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company

Loans considered impaired, according to ASC 326, are loans for which, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The aggregate amount of impairment of loans is utilized in evaluating the adequacy of the allowance for credit losses and amount of provisions thereto. Losses on impaired loans are charged against the allowance for credit losses when in the process of collection, it appears likely that such losses will be realized. The accrual of interest on impaired loans is discontinued when, in management’s opinion the collection of interest is doubtful or generally when loans are 90 days or more past due. When accrual of interest is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans are placed on non-accrual status when management believes that the borrower’s financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of interest is doubtful, or generally when loans are 90 days or more past due. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. Accrued interest related to non-accrual loans is generally charged against the allowance for credit losses when accrued in prior years and reversed from interest income if accrued in the current year. Interest income on non-accrual loans may be recognized to the extent cash payments are received, although the majority of payments received are usually applied to principal. Non-accrual loans are generally returned to accrual status when principal and interest payments are less than 90 days past due, the customer has made required payments for at least six months, and we reasonably expect to collect all principal and interest.

Acquisition Accounting and Acquired Loans.  We account for our acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. In accordance with ASC 326, the Company records both a discount and an allowance for credit losses on acquired loans.  All purchased loans are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements.  The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision for credit loss.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be fund over its estimated life.

Specific Allocations. As a general rule, if a specific allocation is warranted, it is the result of an analysis of a previously classified credit or relationship. Typically, when it becomes evident through the payment history or a financial statement review that a loan or relationship is no longer supported by the cash flows of the asset and/or borrower and has become collateral dependent, we will use appraisals or other collateral analysis to determine if collateral impairment has occurred. The amount or likelihood of loss on this credit may not yet be evident, so a charge-off would not be prudent. However, if the analysis indicates that an impairment has occurred, then a specific allocation will be determined for this loan. If our existing appraisal is outdated or the collateral has been subject to significant market changes, we will obtain a new appraisal for this impairment analysis. The majority of our impaired loans are collateral dependent at the present time, so third-party appraisals were used to determine the necessary impairment for these loans. Cash flow available to service debt was used for the other impaired loans. This analysis is performed each quarter in connection with the preparation of the analysis of the adequacy of the allowance for credit losses, and if necessary, adjustments are made to the specific allocation provided for a particular loan.

For collateral dependent loans, we do not consider an appraisal outdated simply due to the passage of time. However, if an appraisal is older than 13 months and if market or other conditions have deteriorated and we believe that the current market value of the property is not within approximately 20% of the appraised value, we will consider the appraisal outdated and order either a new appraisal or an internal validation report for the impairment analysis. The recognition of any provision or related charge-off on a collateral dependent loan is either through annual credit analysis or, many times, when the relationship becomes delinquent. If the borrower is not current, we will update our credit and cash flow analysis to determine the borrower's repayment ability. If we determine this ability does not exist and it appears that the collection of the entire principal and interest is not likely, then the loan could be placed on non-accrual status. In any case, loans are classified as non-accrual no later than 105 days past due. If the loan requires a quarterly impairment analysis, this analysis is completed in conjunction with the completion of the analysis of the adequacy of the allowance for credit losses. Any exposure identified through the impairment analysis is shown as a specific reserve on the individual impairment. If it is determined that a new appraisal or internal validation report is required, it is ordered and will be taken into consideration during completion of the next impairment analysis.

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

Loans Collectively Evaluated for Impairment.  Loans receivable collectively evaluated for impairment decreased by approximately $580.0 million from $10.66 billion at December 31, 2019 to $11.24 billion at March 31, 2020. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment was 2.00% and 0.91% at March 31, 2020 and December 31, 2019, respectively.

Charge-offs and Recoveries.  Total charge-offs increased to $4.3 million for the three months ended March 31, 2020, compared to $3.4 million for the same period in 2019. Total recoveries decreased to $740,000 for the three months ended March 31, 2020, compared to $957,000 for the same period in 2019.  For the three months ended March 31, 2020, net charge-offs were $952,000 for Arkansas, $2.6 million for Florida, $8,000 for Alabama, $1,000 for SPF and zero for Centennial CFG.  These equal a net charge-off position of $3.5 million. While the 2020 charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million.

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

Table 13 shows the allowance for credit losses, charge-offs and recoveries as of and for the three-month periods ended March 31, 2020 and 2019.

Table 13: Analysis of Allowance for Credit Losses

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Balance, beginning of period	$102,122	$108,791
Impact of adopting ASC 326	43,988	—
Allowance for credit losses on acquired loans	357	—
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	519	339
Construction/land development	45	1,286
Agricultural	—	—
Residential real estate loans:
Residential 1-4 family	339	536
Multifamily residential	—	—
Total real estate	903	2,161
Consumer	16	39
Commercial and industrial	2,804	704
Agricultural	—	—
Other	542	487
Total loans charged off	4,265	3,391
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	250	191
Construction/land development	10	23
Agricultural	—	—
Residential real estate loans:
Residential 1-4 family	160	347
Multifamily residential	—	5
Total real estate	420	566
Consumer	43	20
Commercial and industrial	65	182
Agricultural	—	—
Other	212	189
Total recoveries	740	957
Net loans charged off (recovered)	3,525	2,434
Provision for credit losses	85,981	—
Balance, March 31	$228,923	$106,357
Net charge-offs (recoveries) to average loans receivable	0.13%	0.09%
Allowance for credit losses to total loans	2.01	0.97
Allowance for credit losses to net charge-offs (recoveries)	1,615	1,077

Table 14 presents the allocation of allowance for credit losses as of March 31, 2020 and December 31, 2019.

Table 14: Allocation of Allowance for Credit Losses

	As of March 31, 2020		As of December 31, 2019
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$71,671	38.3%	$32,776	40.6%
Construction/land development	34,411	16.6	26,433	16.3
Agricultural	984	0.8	753	0.8
Residential real estate loans:
Residential 1-4 family	39,264	15.6	16,758	16.7
Multifamily residential	3,516	3.6	3,377	4.5
Total real estate	149,846	74.9	80,097	78.9
Consumer	21,003	7.5	1,906	4.7
Commercial and industrial	52,422	15.4	16,615	14.1
Agricultural	1,977	0.6	3,504	0.6
Other	3,675	1.6	—	1.7
Total allowance for credit losses	$228,923	100.0%	$102,122	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue.  Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity.  Fair values of securities are based on quoted market prices where available.  If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.  The estimated effective duration of our securities portfolio was 2.6 years as of March 31, 2020.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale.  Available-for-sale securities were $2.10 billion and $2.08 billion as March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, $1.23 billion, or 58.7%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $1.21 billion, or 58.2%, of our available-for-sale securities as of December 31, 2019.  To reduce our income tax burden, $455.0 million, or 21.7%, of our available-for-sale securities portfolio as of March 31, 2020, were primarily invested in tax-exempt obligations of state and political subdivisions, compared to $439.6 million, or 21.1%, of our available-for-sale securities as of December 31, 2019.  We had $368.5 million, or 17.6%, invested in obligations of U.S. Government-sponsored enterprises as of March 31, 2020, compared to $397.6 million, or 19.1%, of our available-for-sale securities as of December 31, 2019. Also, we had approximately $42.6 million, or 2.0%, invested in other securities as of March 31, 2020, compared to $33.0 million, or 1.6% of our available-for-sale securities as of December 31, 2019.

Beginning January 1, 2020, the Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. For the three months ended March 31, 2020, the Company determined a provision for credit losses of $842,000 was necessary for a portion of the state and political subdivision portfolio due to sales tax bonds with lower debt coverage ratios as a result of COVID-19.

See Note 3 “Investment Securities” in the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.

Deposits

Our deposits averaged $11.40 billion for the three-month period ended March 31, 2020.  Total deposits were $11.51 billion as of March 31, 2020, and $11.28 billion as of December 31, 2019.  Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers.  Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit.  Deposits are gathered from individuals, partnerships and corporations in our market areas.  In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 15 reflects the classification of the brokered deposits as of March 31, 2020 and December 31, 2019.

Table 15: Brokered Deposits

	March 31, 2020	December 31, 2019
	(In thousands)
Time Deposits	$71,466	$95,399
CDARS	109	109
Insured Cash Sweep and Other Transaction Accounts	614,924	484,169
Total Brokered Deposits	$686,499	$579,677

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve lowered the target rate three times during 2019. First, the target rate was lowered to 2.00% to 2.25% on July 31, 2019; second, the rate was lowered on September 18, 2019 to 1.75% to 2.00%; and third, the rate was lowered on October 30, 2019 to 1.50% to 1.75%. The Federal reserve lowered the target rate two time in 2020. First, the target rate was lowered to 1.00% to 1.25% on March 3, 2020; second, the rate was lowered to 0.00%  to 0.25% on March 15, 2020. The target rate is currently at 0.00% to 0.25% as of March 31, 2020, which has decreased from the target rate of 2.25% to 2.50% as of March 31, 2019.

Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three-month periods ended March 31, 2020 and 2019.

Table 16: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2020		2019
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$2,410,583	—%	$2,439,520	—%
Interest-bearing transaction accounts	6,392,385	0.97	5,971,626	1.30
Savings deposits	648,918	0.22	625,269	0.25
Time deposits:
$100,000 or more	1,511,447	1.88	1,436,170	2.04
Other time deposits	432,274	1.24	467,203	1.09
Total	$11,395,607	0.85%	$10,939,788	1.04%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced.  Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $16.8 million, or 11.7%, from $143.7 million as of December 31, 2019 to $126.9 million as of March 31, 2020.

FHLB and Other Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $851.4 million and $621.4 million at March 31, 2020 and December 31, 2019, respectively. Other borrowed funds were $100.0 million which consist of Federal Reserve discount window advances and are classified as short-term advances as of March 31, 2020. The Company utilized the Federal Reserve’s discount window in order to increase liquidity as a result of the COVID-19 pandemic. The advances were made at an interest rate of 25 basis points and are prepayable at any time prior to their three-month maturity. The Company had no other borrowed funds as of December 31, 2019. At March 31, 2020, $405.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively.  At December 31, 2019, $75.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from 2020 to 2033 with fixed interest rates ranging from 0.20% to 2.85%.  Maturities of borrowings as of March 31, 2020 include: 2020 – $551.4 million; 2021 – zero; 2022 – zero; 2023 – zero; 2024 – zero; after 2024 – $400.0 million.  Expected maturities could differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $369.7 million and $369.6 million as of March 31, 2020 and December 31, 2019, respectively.

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

The Bank acquired $12.5 million in trust preferred securities with a fair value of $9.8 million from the Stonegate acquisition. The difference between the fair value purchased of $9.8 million and the $12.5 million face amount, is being amortized into interest expense over the remaining life of the debentures.  The associated subordinated debentures are redeemable, in whole or in part, prior to maturity at our option on a quarterly basis when interest is due and payable and in whole at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the debentures.

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

Stockholders’ Equity

Stockholders’ equity was $2.43 billion at March 31, 2020 compared to $2.51 billion at December 31, 2019.  The decrease in stockholders’ equity is primarily associated with the adoption of CECL which reduced stockholders’ equity by $44.0 million, the quarterly dividend which reduced stockholders’ equity by $21.6 million and $23.9 million in stock repurchases, which was partially offset by the $4.8 million increase in comprehensive income.  The annualized decrease in stockholders’ equity for the first three months of 2020 was 13.0%. As of March 31, 2020 and December 31, 2019, our equity to asset ratio was 15.65% and 16.71%, respectively.  Book value per share was $14.72 as of March 31, 2020, compared to $15.10 as of December 31, 2019, a 10.1% annualized decrease.

Common Stock Cash Dividends.  We declared cash dividends on our common stock of $0.13 per share and $0.12 per share for the three months ended March 31, 2020 and 2019, respectively.  The common stock dividend payout ratio for the three months ended March 31, 2020 and 2019 was 4,261.9% and 28.54%, respectively.  On April 22, 2020, the Board of Directors declared a regular $0.13 per share quarterly cash dividend payable June 3, 2020, to shareholders of record May 13, 2020.

Stock Repurchase Program.  On January 18, 2019, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the remaining amount of authorized shares to repurchase to 9,919,447 shares.  During the first three months of 2020, the Company utilized a portion of this stock repurchase program. We repurchased a total of 1,423,560 shares with a weighted-average stock price of $16.73 per share during the first three months of 2020.  The remaining balance available for repurchase was 3,953,665 shares at March 31, 2020.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2020 and December 31, 2019, we met all regulatory capital adequacy requirements to which we were subject.

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 27, 2020, the federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company has elected to adopt the interim final rule, which is reflected in the risk-based capital ratios presented below.

Table 17 presents our risk-based capital ratios on a consolidated basis as of March 31, 2020 and December 31, 2019.

Table 17: Risk-Based Capital

	As of March 31, 2020	As of December 31, 2019
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$2,430,271	$2,511,531
ASC 326 implementation - one time adjustment	32,492	—
ASC 326 transitional period adjustment	20,703	—
Goodwill and core deposit intangibles, net	(1,007,615)	(994,554)
Unrealized (gain) loss on available-for-sale securities	(20,971)	(16,221)
Total common equity Tier 1 capital	1,454,880	1,500,756
Qualifying trust preferred securities	71,019	70,984
Total Tier 1 capital	1,525,899	1,571,740
Tier 2 capital
Allowance for credit losses	228,923	102,122
ASC 326 transitional period adjustment	(53,195)	—
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(17,074)	—
Qualifying allowance for credit losses	158,654	102,122
Qualifying subordinated notes	298,729	298,573
Total Tier 2 capital	457,383	400,695
Total risk-based capital	$1,983,282	$1,972,435
Average total assets for leverage ratio	$14,179,055	$13,949,814
Risk weighted assets	$12,651,352	$12,066,643
Ratios at end of period
Common equity Tier 1 capital	11.50%	12.44%
Leverage ratio	10.76	11.27
Tier 1 risk-based capital	12.06	13.03
Total risk-based capital	15.68	16.35
Minimum guidelines – Basel III phase-in schedule
Common equity Tier 1 capital	7.00%	7.000%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.500
Total risk-based capital	10.50	10.500
Minimum guidelines – Basel III fully phased-in
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

Earnings, as adjusted, and diluted earnings per common share, as adjusted, are meaningful non-GAAP financial measures for management, as they exclude items such as certain non-interest income and expenses that management believes are not indicative of our primary business operating results. Management believes the exclusion of these items in expressing earnings provides a meaningful foundation for period-to-period and company-to-company comparisons, which management believes will aid both investors and analysts in analyzing our financial measures and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of our business.

In Table 18 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 18: Earnings, As Adjusted

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$507	$71,350
Adjustments:
Outsourced special project	1,092	900
Merger and acquisition expense	711	—
Fair value adjustment for marketable securities	5,818	—
Unfunded commitment expense(1)	7,775	—
Provision for credit losses(2)	86,823	—
Special dividend from equity investment	(7,004)	(2,134)
Hurricane expense	—	897
Total adjustments	95,215	(337)
Tax-effect of adjustments (3)	24,884	(87)
Adjustments after-tax	70,331	(250)
Florida tax savings	—	245
Total Adjustments after-tax (B)	70,331	(5)
Earnings, as adjusted (C)	$70,838	$71,345
Average diluted shares outstanding (D)	166,014	169,592
GAAP diluted earnings per share: A/D	$—	$0.42
Adjustments after-tax B/D	0.43	—
Diluted earnings per common share, as adjusted: C/D	$0.43	$0.42

(1)	The total amount of the unfunded commitment expense was due to the unemployment rate projections significantly increased from January 1, 2020 to March 31, 2020 due to COVID-19.
(2)

The provision for credit losses for the three months ended March 31, 2020 consists of the following components: provision for credit loss – investment securities: $842,000; provision for credit loss – acquired loans: $9.3 million; COVID-19 provision for credit loss - loans: $71.7 million; normal provision for credit loss – loans: $5 million

(3)	Blended statutory tax rate of 25.819% for the three months ended March 31, 2019 and 26.135% for the three months ended March 31, 2020.

We had $1.01 billion, $995.0 million, and $999.7 million total goodwill, core deposit intangibles and other intangible assets as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets, as adjusted, return on average tangible equity excluding intangible amortization, return on average tangible equity, as adjusted, and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 19 through 22, respectively.

Table 19: Tangible Book Value Per Share

	As of March 31, 2020	As of December 31, 2019
	(In thousands, except per share data)
Book value per share: A/B	$14.72	$15.10
Tangible book value per share: (A-C-D)/B	8.61	9.12
(A) Total equity	$2,430,271	$2,511,531
(B) Shares outstanding	165,148	166,373
(C) Goodwill	$973,025	$958,408
(D) Core deposit and other intangibles	35,055	36,572

Table 20: Return on Average Assets

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Return on average assets: A/D	0.01%	1.92%
Return on average assets excluding intangible amortization: B/(D-E)	0.05	2.09
Return on average assets excluding outsourced special project expense, merger and acquisition expense, fair value adjustment for marketable securities, unfunded commitment expense, provision for credit losses, special dividend from equity investment, hurricane expenses and Florida tax savings: (ROA, as adjusted): (A+C)/D	1.88	1.92
(A) Net income	$507	$71,350
Intangible amortization after-tax	1,121	1,177
(B) Earnings excluding intangible amortization	$1,628	$72,527
(C) Adjustments after-tax	$70,331	$(5)
(D) Average assets	15,133,475	15,079,672
(E) Average goodwill, core deposits and other intangible assets	999,004	1,000,494

Table 21: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Return on average equity: A/D	0.08%	12.34%
Return on average common equity excluding outsourced special project expense, merger and acquisition expense, fair value adjustment for marketable securities, unfunded commitment expense, provision for credit losses, special dividend from equity investment, hurricane expenses and Florida tax savings: (ROE, as adjusted) ((A+C)/D)	11.48	12.34
Return on average tangible common equity: (A/(D-E))	0.14	21.53
Return on average tangible equity excluding intangible amortization: B/(D-E)	0.44	21.88
Return on average tangible common equity excluding outsourced special project expense, merger and acquisition expense, fair value adjustment for marketable securities, unfunded commitment expense, provision for credit losses, special dividend from equity investment, hurricane expenses and Florida tax savings: (ROTCE, as adjusted) ((A+C)/(D-E))	19.22	21.53
(A) Net income	$507	$71,350
(B) Earnings excluding intangible amortization	1,628	72,527
(C) Adjustments after-tax	70,331	(5)
(D) Average equity	2,481,104	2,344,657
(E) Average goodwill, core deposits and other intangible assets	999,004	1,000,494

Table 22: Tangible Equity to Tangible Assets

	As of March 31, 2020	As of December 31, 2019
	(Dollars in thousands)
Equity to assets: B/A	15.65%	16.71%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.79	10.80
(A) Total assets	$15,531,732	$15,032,047
(B) Total equity	2,430,271	2,511,531
(C) Goodwill	973,025	958,408
(D) Core deposit and other intangibles	35,055	36,572

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

Table 23: Efficiency Ratio, As Adjusted

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Net interest income (A)	$139,725	$139,470
Non-interest income (B)	22,927	23,672
Non-interest expense (C)	78,249	69,057
FTE Adjustment (D)	1,227	1,367
Amortization of intangibles (E)	1,517	1,586
Adjustments:
Non-interest income:
Special dividend from equity investments	$7,004	$2,134
Fair value adjustment for marketable securities	$(5,818)	$—
Gain (loss) on OREO, net	277	206
Gain (loss) on sale of branches, equipment and other assets, net	82	79
Total non-interest income adjustments (F)	$1,545	$2,419
Non-interest expense:
FDIC Small Bank Assessment Credit	$—	$—
Merger expense	$711	$—
Hurricane expenses	—	897
Outsourced special project expense	1,092	900
Unfunded commitment expense	7,775	—
Total non-interest expense adjustments (G)	$9,578	$1,797
Efficiency ratio (reported): ((C-E)/(A+B+D))	46.82%	41.01%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	41.37%	40.52%

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

Due to the COVID-19 pandemic, the Company made a strategic decision to increase our liquidity position for the period ended March 31, 2020.  In anticipation of potential liquidity needs, the Company borrowed $100.0 million of Federal Reserve discount window advances which were classified as short-term advances as of March 31, 2020. The advances were made at an interest rate of 25 basis points and are prepayable at any time prior to their three-month maturity.

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, unpledged available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs.  As of March 31, 2020, our cash and cash equivalents were $571.4 million, or 3.7% of total assets, compared to $490.6 million, or 3.3% of total assets, as of December 31, 2019.  Our unpledged available-for-sale investment securities and federal funds sold were $1.17 billion and $2.08 billion as of March 31, 2020 and December 31, 2019, respectively.

         As of March 31, 2020, our investment portfolio was comprised of approximately $338.5 million or 16.1% of securities which mature in less than five years.  As of March 31, 2020 and December 31, 2019, $928.7 million and $865.4 million, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. The Company defines the liquidity ratio as the sum of cash, unpledged securities and federal funds sold divided by total liabilities. The Company’s liquidity ratio was 13.29% as of March 31, 2020 compared to 13.65% as of December 31, 2019.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of March 31, 2020, our total deposits were $11.51 billion, or 74.1% of total assets, compared to $11.28 billion, or 75.0% of total assets, as of December 31, 2019. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

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

As of March 31, 2020 and December 31, 2019, we could have borrowed up to $350.5 million and $325.6 million, respectively, on a secured basis from the Federal Reserve, up to $30.0 million from First National Bankers’ Bank on an unsecured basis, up to $20.0 million from First National Bankers’ Bank on a secured basis and up to $45.0 million in the aggregate from other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $951.4 million and $621.4 million at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, $405.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2019, $75.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively.  Our FHLB borrowing capacity was $2.48 billion and $2.79 billion as of March 31, 2020 and December 31, 2019, respectively.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively.  At March 31, 2020, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 24 presents our sensitivity to net interest income as of March 31, 2020.

Table 24: Sensitivity of Net Interest Income

Percentage
Change
Interest Rate Scenario	from Base
Up 200 basis points	3.89%
Up 100 basis points	1.60
Down 100 basis points	(3.58)
Down 200 basis points	(8.64)

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

As of March 31, 2020, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 9.8%.

During this period, the amount of change our asset base realizes in relation to the total change in market interest rates is higher than that of the liability base.  As a result, our net interest income will have a negative effect in an environment of decreasing rates.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 25 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of March 31, 2020.

Table 25: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$424,235	$—	$—	$—	$—	$—	$—	$424,235
Federal funds sold	—	—	—	—	—	—	—	—
Investment securities	404,719	114,175	151,933	205,173	268,155	537,946	415,899	2,098,000
Loans receivable	3,668,132	712,298	850,927	1,479,140	1,620,104	2,326,014	728,367	11,384,982
Total earning assets	4,497,086	826,473	1,002,860	1,684,313	1,888,259	2,863,960	1,144,266	13,907,217
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$1,472,247	$537,079	$805,618	$1,611,236	$934,565	$680,466	$1,108,433	$7,149,644
Time deposits	244,489	220,784	249,690	751,794	377,718	95,759	—	1,940,234
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	126,884	—	—	—	—	—	—	126,884
FHLB and other borrowed funds	105,001	343,003	103,429	—	—	—	400,003	951,436
Subordinated debentures	71,019	—	—	—	—	298,729	—	369,748
Total interest-bearing liabilities	2,019,640	1,100,866	1,158,737	2,363,030	1,312,283	1,074,954	1,508,436	10,537,946
Interest rate sensitivity gap	$2,477,446	$(274,393)	$(155,877)	$(678,717)	$575,976	$1,789,006	$(364,170)	$3,369,271
Cumulative interest rate sensitivity gap	$2,477,446	$2,203,053	$2,047,176	$1,368,459	$1,944,435	$3,733,441	$3,369,271
Cumulative rate sensitive assets to rate sensitive liabilities	222.7%	170.6%	147.8%	120.6%	124.4%	141.3%	132.0%
Cumulative gap as a % of total earning assets	17.8%	15.8%	14.7%	9.8%	14.0%	26.8%	24.2%

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2020, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiaries are a party or of which any of their property is the subject.

Item 1A: Risk Factors

Except for the risk factor set forth below, there were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2019.  See the discussion of our risk factors in the Form 10-K, as filed with the SEC.  The risks described are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The COVID-19 pandemic has adversely affected our business, financial condition and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

Beginning in the first quarter of 2020, the COVID-19 pandemic has negatively impacted the U.S. and global economy; disrupted U.S. and global supply chains; lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; and increased unemployment levels and decreased consumer confidence. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in our footprint. The pandemic has caused us, and could continue to cause us, to recognize credit losses in our loan portfolios and increases in our allowance for credit losses and could cause further volatility in the valuation of real estate and other collateral supporting loans. Furthermore, the pandemic could cause us to recognize impairment of our goodwill and our financial assets. Sustained adverse effects may also increase our cost of capital, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, or result in downgrades in our credit ratings. The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our customers, employees, counterparties and service providers, and actions taken by governmental authorities and other third parties in response to the pandemic.

Governmental authorities have taken significant measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth. The success of these measures is unknown, and they may not be sufficient to fully mitigate the negative impact of the pandemic. Additionally, governmental programs and policies, including the CARES Act Paycheck Protection Program (“PPP”) in which we are participating, may impact our ability to resolve credit delinquencies as well as create heightened litigation risk and risk of holding loans at unfavorable interest rates. We also face an increased risk of governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.

The potential global and economic impacts of the coronavirus continue to evolve rapidly, and the length of the pandemic and the effectiveness of the measures being put in place to address it are unknown.  Until the effects of the pandemic subside, we expect continued reduced revenues in our businesses and increased customer defaults.  Furthermore, the anticipated volatility in the economy and any prolonged recession could further materially and adversely affect our business, financial condition, liquidity, or results of operations.

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

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 through January 31, 2020	120,000	19.49	120,000	5,257,225
February 1 through February 29, 2020	510,000	19.43	510,000	4,747,225
March 1 through March 31, 2020	793,560	14.58	793,560	3,953,665
Total	1,423,560		1,423,560

(1)	The above described stock repurchase program has no expiration date.

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

HOME BANCSHARES, INC.

(Registrant)

Date:	May 8, 2020	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	May 8, 2020	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	May 8, 2020	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer