Form 10-Q
period 2020-06-30
HOME BANCSHARES INC
filed 2020-08-05
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

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

Common Stock Issued and Outstanding: 165,206,039 shares as of August 5, 2020.

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$185,047	$168,914
Interest-bearing deposits with other banks	1,030,609	321,687
Cash and cash equivalents	1,215,656	490,601
Investment securities – available-for-sale, net of allowance for credit losses	2,238,005	2,083,838
Loans receivable	11,955,743	10,869,710
Allowance for credit losses	(238,340)	(102,122)
Loans receivable, net	11,717,403	10,767,588
Bank premises and equipment, net	279,498	280,103
Foreclosed assets held for sale	6,292	9,143
Cash value of life insurance	102,443	102,562
Accrued interest receivable	80,274	45,086
Deferred tax asset, net	74,333	44,301
Goodwill	973,025	958,408
Core deposit and other intangibles	33,569	36,572
Other assets	174,908	213,845
Total assets	$16,895,406	$15,032,047
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$3,413,727	$2,367,091
Savings and interest-bearing transaction accounts	7,970,979	6,933,964
Time deposits	1,793,230	1,977,328
Total deposits	13,177,936	11,278,383
Federal funds purchased	—	5,000
Securities sold under agreements to repurchase	162,858	143,727
FHLB and other borrowed funds	531,432	621,439
Accrued interest payable and other liabilities	161,095	102,410
Subordinated debentures	369,939	369,557
Total liabilities	14,403,260	12,520,516
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2020 and 2019; shares issued and outstanding 165,206,039 in 2020 and 166,373,346 in 2019	1,652	1,664
Capital surplus	1,518,631	1,537,091
Retained earnings	932,856	956,555
Accumulated other comprehensive income	39,007	16,221
Total stockholders’ equity	2,492,146	2,511,531
Total liabilities and stockholders’ equity	$16,895,406	$15,032,047

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
	(Unaudited)
Interest income:
Loans	$158,996	$165,816	$317,144	$329,664
Investment securities
Taxable	8,693	10,650	18,469	21,356
Tax-exempt	3,698	3,183	6,812	6,562
Deposits – other banks	211	1,628	1,327	3,171
Federal funds sold	—	10	21	21
Total interest income	171,598	181,287	343,773	360,774
Interest expense:
Interest on deposits	15,116	29,709	39,314	57,715
Federal funds purchased	—	—	13	—
FHLB and other borrowed funds	2,656	4,722	5,354	10,840
Securities sold under agreements to repurchase	260	630	722	1,264
Subordinated debentures	4,899	5,239	9,978	10,498
Total interest expense	22,931	40,300	55,381	80,317
Net interest income	148,667	140,987	288,392	280,457
Provision for credit loss - loans	11,441	1,325	88,113	1,325
Provision for credit loss - acquired loans	—	—	9,309	—
Provision for credit loss - investment securities	—	—	842	—
Total credit loss expense	11,441	1,325	98,264	1,325
Net interest income after provision for credit losses	137,226	139,662	190,128	279,132
Non-interest income:
Service charges on deposit accounts	4,296	6,259	10,927	12,660
Other service charges and fees	7,666	8,177	13,722	14,740
Trust fees	397	391	835	794
Mortgage lending income	6,196	3,457	8,817	5,892
Insurance commissions	533	515	1,211	1,124
Increase in cash value of life insurance	558	740	1,118	1,476
Dividends from FHLB, FRB, FNBB & other	230	1,149	8,072	4,654
Gain on sale of SBA loans	—	355	341	596
Gain on sale of branches, equipment and other assets, net	54	(129)	136	(50)
Gain on OREO, net	235	58	512	264
Fair value adjustment for marketable securities	919	—	(4,899)	—
Other income	3,939	2,094	7,158	4,588
Total non-interest income	25,023	23,066	47,950	46,738
Non-interest expense:
Salaries and employee benefits	40,088	37,976	79,417	75,812
Occupancy and equipment	10,172	8,853	19,045	17,676
Data processing expense	4,614	3,838	8,940	7,808
Other operating expenses	25,298	16,957	51,019	35,385
Total non-interest expense	80,172	67,624	158,421	136,681
Income before income taxes	82,077	95,104	79,657	189,189
Income tax (benefit) expense	19,250	22,940	16,323	45,675
Net income	$62,827	$72,164	$63,334	$143,514
Basic earnings per share	$0.38	$0.43	$0.38	$0.85
Diluted earnings per share	$0.38	$0.43	$0.38	$0.85

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
	(Unaudited)
Net income	$62,827	$72,164	$63,334	$143,514
Net unrealized gain (loss) on available-for-sale securities	24,418	26,520	30,848	39,317
Other comprehensive income (loss), before tax effect	24,418	26,520	30,848	39,317
Tax effect on other comprehensive (loss) income	(6,382)	(6,931)	(8,062)	(10,275)
Other comprehensive income (loss)	18,036	19,589	22,786	29,042
Comprehensive income	$80,863	$91,753	$86,120	$172,556

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2020 and 2019

For the Three and Six Months Ended June 30, 2020
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2020	$1,664	$1,537,091	$956,555	$16,221	$2,511,531
Cumulative change in accounting principle (adoption of ASC 326)	—	—	(43,956)	—	(43,956)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	$1,664	$1,537,091	$912,599	$16,221	$2,467,575
Comprehensive income:
Net income	—	—	507	—	507
Other comprehensive income	—	—	—	4,750	4,750
Net issuance of 22,864 shares of common stock from exercise of stock options	—	422	—	—	422
Repurchase of 1,423,560 shares of common stock	(14)	(23,843)	—	—	(23,857)
Share-based compensation net issuance of 175,249 shares of restricted common stock	1	2,481	—	—	2,482
Cash dividends – Common Stock, $0.13 per share	—	—	(21,608)	—	(21,608)
Balances at March 31, 2020 (unaudited)	$1,651	$1,516,151	$891,498	$20,971	$2,430,271
Comprehensive income:
Net Income	—	—	62,827	—	62,827
Other comprehensive income	—	—	—	18,036	18,036
Share-based compensation net forfeiture of 58,140 shares of restricted stock	1	2,480	—	—	2,481
Cash dividends – Common Stock, $0.13 per share	—	—	(21,469)	—	(21,469)
Balances at June 30, 2020 (unaudited)	$1,652	$1,518,631	$932,856	$39,007	$2,492,146

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2020 and 2019

For the Three and Six Months Ended June 30, 2019
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2019	$1,707	$1,609,810	$752,184	$(13,815)	$2,349,886
Comprehensive income:
Net income	—	—	71,350	—	71,350
Other comprehensive loss	—	—	—	9,453	9,453
Impact of adoption of new accounting standards (adoption of ASU 2018-02)	—	—	459	(459)	—
Repurchase of 2,716,359 shares of common stock	(27)	(51,658)	—	—	(51,685)
Share-based compensation net issuance of 169,125 shares of restricted common stock	2	2,842	—	—	2,844
Cash dividends – Common Stock, $0.12 per share	—	—	(20,364)	—	(20,364)
Balances at March 31, 2019 (unaudited)	$1,682	$1,560,994	$803,629	$(4,821)	$2,361,484
Comprehensive income:
Net income	—	—	72,164	—	72,164
Other comprehensive loss	—	—	—	19,589	19,589
Repurchase of 700,363 shares of common stock	(7)	(12,680)	—	—	(12,687)
Share-based compensation net forfeiture of 6,500 shares of restricted stock	—	2,685	—	—	2,685
Cash dividends – Common Stock, $0.13 per share	—	—	(21,829)	—	(21,829)
Balances at June 30, 2019 (unaudited)	$1,675	$1,550,999	$853,964	$14,768	$2,421,406

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2020	2019
	(Unaudited)
Operating Activities
Net income	$63,334	$143,514
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	10,512	9,847
Decrease in value of equity securities	4,899	—
Amortization of securities, net	8,516	7,165
Accretion of purchased loans	(14,683)	(18,295)
Share-based compensation	4,963	5,529
Gain on assets	(989)	(423)
Provision for credit losses	98,264	1,325
Deferred income tax effect	(30,032)	14,760
Increase in cash value of life insurance	(1,118)	(1,476)
Originations of mortgage loans held for sale	(377,343)	(194,982)
Proceeds from sales of mortgage loans held for sale	349,494	175,418
Changes in assets and liabilities:
Accrued interest receivable	(34,958)	(47)
Other assets	(8,421)	(15,931)
Accrued interest payable and other liabilities	58,685	(6,839)
Net cash provided by operating activities	131,123	119,565
Investing Activities
Net increase in federal funds sold	—	(750)
Net (increase) decrease in loans, excluding purchased loans	(647,771)	38,130
Purchases of investment securities – available-for-sale	(465,834)	(258,735)
Proceeds from maturities of investment securities – available-for-sale	333,157	215,586
Purchases of equity securities	(15,015)	—
Redemptions of other investments	3,425	9,174
Proceeds from foreclosed assets held for sale	4,980	5,530
Proceeds from sale of SBA loans	4,057	9,261
Purchases of premises and equipment, net	(6,279)	(5,287)
Return of investment on cash value of life insurance	47,258	—
Net cash paid – market acquisitions	(421,211)	—
Net cash (used in) provided by investing activities	(1,163,233)	12,909
Financing Activities
Net increase in deposits	1,899,553	447,538
Net increase (decrease) in securities sold under agreements to repurchase	19,131	(1,138)
Net decrease in federal funds purchased	(5,000)	—
Net decrease in FHLB and other borrowed funds	(90,007)	(572,946)
Proceeds from exercise of stock options	422	—
Repurchase of common stock	(23,857)	(64,372)
Dividends paid on common stock	(43,077)	(42,193)
Net cash provided by (used in) financing activities	1,757,165	(233,111)
Net change in cash and cash equivalents	725,055	(100,637)
Cash and cash equivalents – beginning of year	490,601	657,939
Cash and cash equivalents – end of period	$1,215,656	$557,302

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

Interim financial information

The accompanying unaudited consolidated financial statements as of June 30, 2020 and 2019 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As of December 31, 2019, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined than an allowance for credit losses on available-for-sale securities was not material. However, the Company evaluated the investment portfolio during the first and second quarters of 2020 and determined that an $842,000 provision for credit losses was necessary as of June 30, 2020 as a result of the Coronavirus (“COVID-19”) pandemic. See Note 3 for further discussion.

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year.  Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period.  The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$62,827	$72,164	$63,334	$143,514
Average shares outstanding	165,163	167,791	165,588	168,686
Average diluted shares outstanding	165,163	167,791	165,588	168,686
Basic earnings per share	$0.38	$0.43	$0.38	$0.85
Diluted earnings per share	$0.38	$0.43	$0.38	$0.85

As of June 30, 2020 and June 30, 2019, options to purchase 3.3 million and 3.6 million shares of common stock, respectively, with a weighted average exercise price of $19.57, were excluded from the computation of diluted earnings per share as the majority of the options had an exercise price which was greater than the average market price of the common stock.

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

3.  Investment Securities

  The following table summarizes the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	June 30, 2020
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$332,814	$2,161	$(1,630)	$333,345
Residential mortgage-backed securities	680,075	13,060	(1,018)	692,117
Commercial mortgage-backed securities	501,716	21,226	(37)	522,905
State and political subdivisions	636,098	20,472	(1,902)	654,668
Other securities	35,336	431	(797)	34,970
Total	$2,186,039	$57,350	$(5,384)	$2,238,005

	December 31, 2019
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$398,870	$1,001	$(2,321)	$397,550
Residential mortgage-backed securities	689,955	4,735	(1,241)	693,449
Commercial mortgage-backed securities	514,287	6,647	(642)	520,292
State and political subdivisions	425,989	13,824	(257)	439,556
Other securities	32,748	409	(166)	32,991
Total	$2,061,849	$26,616	$(4,627)	$2,083,838

 Assets, principally investment securities, having a carrying value of approximately $1.12 billion and $865.4 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $162.9 million and $143.7 million at June 30, 2020 and December 31, 2019, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale at June 30, 2020, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$18,895	$18,976
Due after one year through five years	67,961	68,732
Due after five years through ten years	233,299	236,156
Due after ten years	682,093	697,119
Mortgage - backed securities: Residential	680,075	692,117
Mortgage - backed securities: Commercial	501,716	522,905
Other	2,000	2,000
Total	$2,186,039	$2,238,005

During the three and six months ended June 30, 2020 and 2019, no available-for-sale securities were sold. There were no realized gains or losses recorded on the sales for the three and six months ended June 30, 2020 and 2019.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$41,560	$(133)	$113,552	$(1,497)	$155,112	$(1,630)
Residential mortgage-backed securities	141,964	(961)	5,425	(57)	147,389	(1,018)
Commercial mortgage-backed securities	4,717	(7)	3,340	(30)	8,057	(37)
State and political subdivisions	37,490	(1,902)	—	—	37,490	(1,902)
Other securities	6,316	(484)	7,788	(313)	14,104	(797)
Total	$232,047	$(3,487)	$130,105	$(1,897)	$362,152	$(5,384)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$129,951	$(553)	$143,287	$(1,768)	$273,238	$(2,321)
Residential mortgage-backed securities	141,877	(640)	90,058	(601)	231,935	(1,241)
Commercial mortgage-backed securities	78,750	(330)	40,894	(312)	119,644	(642)
State and political subdivisions	27,376	(245)	4,206	(12)	31,582	(257)
Other securities	947	(2)	9,539	(164)	10,486	(166)
Total	$378,901	$(1,770)	$287,984	$(2,857)	$666,885	$(4,627)

Beginning January 1, 2020, the Company evaluates all securities quarterly to determine if any debt securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. For the three months ended March 31, 2020, the Company determined a provision for credit losses of $842,000 was necessary for a portion of the state and political subdivision portfolio due to sales tax bonds with lower debt coverage ratios as a result of COVID-19. For the three months ended June 30, 2020, the Company determined that no additional provision for credit losses was necessary for the portfolio.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
		(In thousands)
Allowance for credit losses:
Beginning balance	$842	$—
Provision for credit loss - investment securities	—	842
Balance, June 30, 2020	$842	$842

For the six months ended June 30, 2020, the Company had investment securities with approximately $1.9 million in unrealized losses, which have been in continuous loss positions for more than twelve months.  Excluding the $842,000 allowance for credit losses on investment securities resulting from sales tax bonds with lower debt coverage ratios as a result of COVID-19, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 70.1% of the principal balance from the Company’s investment portfolio will mature and be repaid to the Company within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

As of June 30, 2020, the Company's securities portfolio consisted of 1,364 investment securities, 196 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $5.4 million. The U.S government-sponsored enterprises portfolio contained unrealized losses of $1.6 million on 66 securities. The residential mortgage-backed securities portfolio contained $1.0 million of unrealized losses on 87 securities, and the commercial mortgage-backed securities portfolio contained $37,000 of unrealized losses on 2 securities. The state and political subdivisions portfolio contained $1.9 million of unrealized losses on 34 securities. In addition, the other securities portfolio contained $797,000 of unrealized losses on 7 securities. The unrealized losses on the Company's investments were a result of interest rate changes. With the exception of $842,000 allowance for credit losses on investment securities resulting from sales tax bonds with lower debt coverage ratios, the Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider an allowance for credit losses on the other portions of the investment portfolio necessary as of June 30, 2020.

Income earned on available-for sale securities for the three and six months ended June 30, 2020 and 2019, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Taxable	$8,693	$10,650	$18,469	$21,356
Non-taxable	3,698	3,183	6,812	6,562
Total	$12,391	$13,833	$25,281	$27,918

4.  Loans Receivable

The various categories of loans receivable are summarized as follows:

	June 30,	December 31,
	2020	2019
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,325,795	$4,412,769
Construction/land development	1,818,151	1,776,689
Agricultural	105,554	88,400
Residential real estate loans
Residential 1-4 family	1,730,716	1,819,221
Multifamily residential	482,635	488,278
Total real estate	8,462,851	8,585,357
Consumer	851,344	511,909
Commercial and industrial	2,228,816	1,528,003
Agricultural	80,023	63,644
Other	332,709	180,797
Total loans receivable	11,955,743	10,869,710
Allowance for credit losses	(238,340)	(102,122)
Loans receivable, net	$11,717,403	$10,767,588

During the three months ended June 30, 2020, the Company did not sell any guaranteed portions of certain Small Business Administration (“SBA”) loans. However, during the six months ended June 30, 2020, the Company sold $3.7 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $341,000.  During the three and six months ended June 30, 2019, the Company sold $4.2 million and $8.6 million of the guaranteed portion of certain SBA loans, which resulted in gains of approximately $355,000 and $596,000, respectively.

Mortgage loans held for sale of approximately $110.9 million and $83.1 million at June 30, 2020 and December 31, 2019, respectively, are included in residential 1-4 family loans.   Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.  Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors.  Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid.  The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.  The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments.  Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund.  These commitments are derivative instruments and their fair values at June 30, 2020 and December 31, 2019 were not material.

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

The combination of adjustments for credit expectations (default and loss) and time expectations prepayment, curtailment, and time to recovery produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An allowance for credit loss is established for the difference between the instrument’s NPV and amortized cost basis.

Construction/Land Development and Other Commercial Real Estate Loans.  We originate non-farm and non-residential loans (primarily secured by commercial real estate), construction/land development loans, and agricultural loans, which are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized (where defined) over a 15 to 30-year period with balloon payments due at the end of one to five years. These loans are generally underwritten by assessing cash flow (debt service coverage), primary and secondary source of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, we will loan up to 85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.

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

Commercial and Industrial Loans.  Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally, accounts receivable are financed at between 50% and 80% of accounts receivable less than 60 days past due. Inventory financing will range between 50% and 80% (with no work in process) depending on the borrower and nature of inventory. We require a first lien position for those loans.

Consumer & Other Loans.  Our consumer & other loans are primarily composed of loans to finance USCG registered high-end sail and power boats as a result of our acquisitions of SPF on June 30, 2018 and LH-Finance on February 29, 2020. The performance of consumer & other loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

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

As of June 30, 2020, the Company expects that the markets in which it operates will experience a decline in economic conditions and an increase in the unemployment rate and level and trend of delinquencies. As a result of COVID-19, the unemployment rate projections significantly increased from January 1, 2020 to June 30, 2020 which had a significant impact on the Company’s allowance for credit losses at June 30, 2020, under the loss driver analysis. As a result, the Company recorded $88.1 million in provision for credit losses on loans for the six months ended June 30, 2020. In addition, the Company recorded a $17.0 million expense for the increase in the Company’s unfunded commitment reserve for the six months ended June 30, 2020 which was due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from January 1, 2020 to June 30, 2020, due to COVID-19.

ASC 326 requires that both a discount and an allowance for credit losses be recorded on loans during an acquisition.  During the first quarter of 2020, we completed the acquisition of $406.2 million of loans from LH-Finance.  As a result, the Company recorded a $6.6 million loan discount and a $9.3 million increase in the allowance for credit losses for this acquisition. A small portion of the loans acquired during the quarter were purchase credit deteriorated (“PCD”) loans, so the Company recorded a $357,000 allowance for credit losses on these loans.

The following table presents a summary of changes in the allowance for credit losses:

Six Months Ended June 30, 2020
(In thousands)
Allowance for credit losses:
Beginning balance	$102,122
Impact of adopting ASC 326	43,988
Allowance for credit losses on PCD loans	357
Loans charged off	(6,847)
Recoveries of loans previously charged off	1,298
Net loans charged off	(5,549)
Provision for credit loss - loans	88,113
Provision for credit loss - acquired loans	9,309
Balance, June 30, 2020	$238,340

The following tables present the activity in the allowance for credit losses for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$34,411	$72,655	$42,780	$54,400	$24,677	$—	$228,923
Allowance for credit losses on PCD loans	—	—	—	—	—	—	—
Loans charged off	(398)	(1,490)	(18)	(346)	(330)	—	(2,582)
Recoveries of loans previously charged off	5	235	77	41	200	—	558
Net loans (charged off) recovered	(393)	(1,255)	59	(305)	(130)	—	(2,024)
Provision for credit loss - loans	11,007	11,935	(2,921)	(9,896)	1,316	—	11,441
Provision for credit loss - acquired loans	—	—	—	—	—	—	—
Balance, June 30	$45,025	$83,335	$39,918	$44,199	$25,863	$—	$238,340

	Six Months Ended June 30, 2020
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$26,433	$33,529	$20,135	$16,615	$5,410	$—	$102,122
Impact of adopting ASC 326	(5,296)	15,912	16,680	11,584	5,108	—	43,988
Allowance for credit losses on PCD loans	—	—	—	—	357	—	357
Loans charged off	(443)	(2,009)	(357)	(3,150)	(888)	—	(6,847)
Recoveries of loans previously charged off	15	485	237	106	455	—	1,298
Net loans charged off	(428)	(1,524)	(120)	(3,044)	(433)	—	(5,549)
Provision for credit loss - loans	24,316	35,418	3,223	19,044	6,112	—	88,113
Provision for credit loss - acquired loans	—	—	—	—	9,309	—	9,309
Balance, June 30	$45,025	$83,335	$39,918	$44,199	$25,863	$—	$238,340

The following tables present the balances in the allowance for loan losses for the six month period ended June 30, 2019 and the year ended December 31, 2019 and the allowance for loan losses and recorded investment in loans receivable based on portfolio segment by impairment method as of December 31, 2019.  Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2019
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$21,302	$42,336	$26,734	$14,981	$3,438	$—	$108,791
Loans charged off	(1,312)	(1,502)	(661)	(1,009)	(1,186)	—	(5,670)
Recoveries of loans previously charged off	118	204	504	404	390	—	1,620
Net loans charged off	(1,194)	(1,298)	(157)	(605)	(796)	—	(4,050)
Provision for loan losses	4,150	(2,371)	(2,306)	477	1,375	—	1,325
Balance, June 30	24,258	38,667	24,271	14,853	4,017	—	106,066
Loans charged off	(138)	(1,239)	(1,000)	(1,318)	(1,238)	—	(4,933)
Recoveries of loans previously charged off	(23)	40	422	100	450	—	989
Net loans recovered charged off	(161)	(1,199)	(578)	(1,218)	(788)	—	(3,944)
Provision for loan losses	2,336	(3,939)	(3,558)	2,980	2,181	—	—
Balance, December 31	$26,433	$33,529	$20,135	$16,615	$5,410	$—	$102,122

	As of December 31, 2019
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$97	$164	$2,014	$2,401	$—	$—	$4,676
Loans collectively evaluated for impairment	26,336	33,365	18,121	14,214	5,410	—	97,446
Loans evaluated for impairment balance, December 31	26,433	33,529	20,135	16,615	5,410	—	102,122
Purchased credit impaired loans	—	—	—	—	—	—	—
Balance, December 31	$26,433	$33,529	$20,135	$16,615	$5,410	$—	$102,122
Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$8,933	$58,676	$56,192	$82,434	$3,195	$—	$209,430
Loans collectively evaluated for impairment	1,767,756	4,442,493	2,251,307	1,445,569	753,155	—	10,660,280
Loans evaluated for impairment balance, December 31	1,776,689	4,501,169	2,307,499	1,528,003	756,350	—	10,869,710
Purchased credit impaired loans	—	—	—	—	—	—	—
Balance, December 31	$1,776,689	$4,501,169	$2,307,499	$1,528,003	$756,350	$—	$10,869,710

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of June 30, 2020:

		Loans Past Due
		Over 90 Days
	Nonaccrual	Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,263	$2,617
Construction/land development	1,576	1,450
Agricultural	1,108	—
Residential real estate loans
Residential 1-4 family	17,615	2,060
Multifamily residential	305	—
Total real estate	29,867	6,127
Consumer	3,263	981
Commercial and industrial	17,700	716
Agricultural & other	1,244	—
Total	$52,074	$7,824

The Company had $52.1 million and $47.6 million in nonaccrual loans for the periods ended June 30, 2020 and December 31, 2019, respectively. In addition, the Company had $7.8 million and $7.2 million in loans past due 90 days or more and still accruing for the periods ended June 30, 2020 and December 31, 2019, respectively.

The Company did not have any nonaccrual loans with a specific reserve as of June 30, 2020. The Company did not recognize any interest income on nonaccrual loans during the period ended June 30, 2020.

The following table presents the amortized cost basis of collateral-dependent impaired loans by class of loans as of June 30, 2020:

	Commercial	Residential
	Real Estate	Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$21,976	$—	$—
Construction/land development	6,363	—	—
Agricultural	1,108	—	—
Residential real estate loans
Residential 1-4 family	—	30,953	—
Multifamily residential	—	305	—
Total real estate	29,447	31,258	—
Consumer	—	—	4,260
Commercial and industrial	—	—	20,637
Agricultural & other	—	—	1,244
Total	$29,447	$31,258	$26,141

The Company had $86.8 million and $78.9 million in collateral-dependent impaired loans for the periods ended June 30, 2020 and December 31, 2019, respectively.

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
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$38	$38	$—	$40	$3
Construction/land development	30	30	—	22	2
Agricultural	—	—	—	7	—
Residential real estate loans
Residential 1-4 family	288	288	—	253	22
Multifamily residential	—	—	—	—	—
Total real estate	356	356	—	322	27
Consumer	27	27	—	24	3
Commercial and industrial	55	55	—	124	3
Agricultural and other	—	—	—	—	—
Total loans without a specific valuation allowance	438	438	—	470	33
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	24,533	24,010	159	34,612	1,729
Construction/land development	6,718	6,491	97	8,334	247
Agricultural	1,095	1,095	5	736	20
Residential real estate loans
Residential 1-4 family	25,476	25,099	2,008	23,574	202
Multifamily residential	620	620	6	1,925	52
Total real estate	58,442	57,315	2,275	69,181	2,250
Consumer	1,980	1,949	—	2,744	27
Commercial and industrial	18,070	17,952	2,401	9,212	91
Agricultural and other	1,219	1,219	—	534	—
Total loans with a specific valuation allowance	79,711	78,435	4,676	81,671	2,368
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	24,571	24,048	159	34,652	1,732
Construction/land development	6,748	6,521	97	8,356	249
Agricultural	1,095	1,095	5	743	20
Residential real estate loans
Residential 1-4 family	25,764	25,387	2,008	23,827	224
Multifamily residential	620	620	6	1,925	52
Total real estate	58,798	57,671	2,275	69,503	2,277
Consumer	2,007	1,976	—	2,768	30
Commercial and industrial	18,125	18,007	2,401	9,336	94
Agricultural and other	1,219	1,219	—	534	—
Total impaired loans	$80,149	$78,873	$4,676	$82,141	$2,401

The following is an aging analysis for loans receivable as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,040	$498	$11,880	$13,418	$4,312,377	$4,325,795	$2,617
Construction/land development	12,491	124	3,026	15,641	1,802,510	1,818,151	1,450
Agricultural	—	74	1,108	1,182	104,372	105,554	—
Residential real estate loans
Residential 1-4 family	2,584	1,478	19,675	23,737	1,706,979	1,730,716	2,060
Multifamily residential	—	—	305	305	482,330	482,635	—
Total real estate	16,115	2,174	35,994	54,283	8,408,568	8,462,851	6,127
Consumer	870	959	4,244	6,073	845,271	851,344	981
Commercial and industrial	847	338	18,416	19,601	2,209,215	2,228,816	716
Agricultural & other	1,399	2	1,244	2,645	410,087	412,732	—
Total	$19,231	$3,473	$59,898	$82,602	$11,873,141	$11,955,743	$7,824

	December 31, 2019
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,628	$454	$14,160	$16,242	$4,396,527	$4,412,769	$3,194
Construction/land development	358	1,042	3,180	4,580	1,772,109	1,776,689	1,821
Agricultural	698	—	1,094	1,792	86,608	88,400	—
Residential real estate loans
Residential 1-4 family	3,150	3,956	21,928	29,034	1,790,187	1,819,221	1,614
Multifamily residential	—	—	331	331	487,947	488,278	—
Total real estate	5,834	5,452	40,693	51,979	8,533,378	8,585,357	6,629
Consumer	659	179	1,949	2,787	509,122	511,909	317
Commercial and industrial	1,835	104	10,984	12,923	1,515,080	1,528,003	292
Agricultural and other	646	3	1,219	1,868	242,573	244,441	—
Total	$8,974	$5,738	$54,845	$69,557	$10,800,153	$10,869,710	$7,238

Non-accruing loans at June 30, 2020 and December 31, 2019 were $52.1 million and $47.6 million, respectively.

Interest recognized on impaired loans during the three and six months ended June 30, 2020 was approximately $341,000 and $678,000, respectively. Interest recognized on impaired loans during the three and six months ended June 30, 2019 was approximately $624,000 and $1.3 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified loans by class as of June 30, 2020 and December 31, 2019:

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
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	244	25	269
Risk rating 3	103,744	388,646	622,062	396,348	380,066	1,208,336	292,125	3,391,327
Risk rating 4	23,002	30,765	96,785	219,058	169,395	275,725	8,448	823,178
Risk rating 5	—	378	—	4,450	33,592	38,869	750	78,039
Risk rating 6	—	435	6,809	995	953	23,097	237	32,526
Risk rating 7	—	—	—	—	—	456	—	456
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	126,746	420,224	725,656	620,851	584,006	1,546,727	301,585	4,325,795
Construction/land development
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	294	—	294
Risk rating 3	62,429	222,780	247,037	63,279	58,192	68,824	163,400	885,941
Risk rating 4	19,682	472,215	183,224	103,855	34,002	41,145	64,444	918,567
Risk rating 5	—	—	—	—	—	30	—	30
Risk rating 6	—	777	58	67	192	12,224	—	13,318
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	1	—	—	—	1
Total construction/land development	82,111	695,772	430,319	167,202	92,386	122,517	227,844	1,818,151
Agricultural
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	18,414	10,238	6,183	7,075	9,186	28,145	7,298	86,539
Risk rating 4	—	600	1,233	1,819	527	12,446	784	17,409
Risk rating 5	—	—	—	—	—	116	—	116
Risk rating 6	—	—	—	—	—	1,490	—	1,490
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	18,414	10,838	7,416	8,894	9,713	42,197	8,082	105,554
Total commercial real estate loans	$227,271	$1,126,834	$1,163,391	$796,947	$686,105	$1,711,441	$537,511	$6,249,500
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$48	$—	$—	$78	$7	$228	$361
Risk rating 2	—	—	—	—	—	401	39	440
Risk rating 3	137,105	214,750	193,278	174,505	145,916	426,513	150,673	1,442,740
Risk rating 4	303	12,239	27,090	23,712	19,419	75,100	80,566	238,429
Risk rating 5	—	—	348	3,841	410	3,967	1,536	10,102
Risk rating 6	97	4,962	1,754	2,611	2,694	20,635	5,644	38,397
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	102	145	247
Total residential 1-4 family	137,505	231,999	222,470	204,669	168,517	526,725	238,831	1,730,716
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	5,687	61,771	52,662	13,135	28,263	69,930	3,857	235,305
Risk rating 4	358	321	123,384	64,741	1,924	27,514	1,826	220,068
Risk rating 5	—	—	—	—	—	26,845	—	26,845
Risk rating 6	—	—	—	—	—	417	—	417
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	6,045	62,092	176,046	77,876	30,187	124,706	5,683	482,635
Total real estate	$370,821	$1,420,925	$1,561,907	$1,079,492	$884,809	$2,362,872	$782,025	$8,462,851

	Term Loans Amortized Cost Basis by Origination Year, Continued
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Consumer
Risk rating 1	$2,168	$3,050	$2,191	$738	$1,027	$1,683	$2,080	$12,937
Risk rating 2	—	49	1,739	—	—	29	57	1,874
Risk rating 3	93,588	230,802	182,067	120,096	116,792	54,529	13,260	811,134
Risk rating 4	10,848	3,176	2,529	299	255	1,049	167	18,323
Risk rating 5	—	—	—	1	203	202	—	406
Risk rating 6	—	528	596	1,478	1,625	2,432	9	6,668
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	1	—	1	—	2
Total consumer	106,604	237,605	189,122	122,613	119,902	59,925	15,573	851,344
Commercial and industrial
Risk rating 1	$775,912	$48	$399	$229	$20,212	$2,045	$11,202	$810,047
Risk rating 2	—	202	1,498	102	104	631	3,305	5,842
Risk rating 3	31,116	219,016	125,472	45,213	42,527	84,206	138,873	686,423
Risk rating 4	51,308	162,449	168,678	82,274	17,173	19,325	122,167	623,374
Risk rating 5	210	—	32,715	4,423	9,102	3,524	103	50,077
Risk rating 6	267	2,890	19,724	18,641	3,511	3,491	4,456	52,980
Risk rating 7	—	5	—	—	—	68	—	73
Risk rating 8	—	—	—	—	—	—	—	—
Total commercial and industrial	858,813	384,610	348,486	150,882	92,629	113,290	280,106	2,228,816
Agricultural and other
Risk rating 1	$72,767	$3	$53	$—	$115	$40	$1,295	$74,273
Risk rating 2	17	5,651	—	—	—	2,879	1,760	10,307
Risk rating 3	74,133	18,566	5,571	6,416	19,452	50,752	55,365	230,255
Risk rating 4	3,531	13,586	1,810	1,057	209	11,087	63,735	95,015
Risk rating 5	—	—	—	—	—	605	—	605
Risk rating 6	—	—	—	—	223	2,054	—	2,277
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	150,448	37,806	7,434	7,473	19,999	67,417	122,155	412,732
Total	$1,486,686	$2,080,946	$2,106,949	$1,360,460	$1,117,339	$2,603,504	$1,199,859	$11,955,743

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
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$126,746	$420,224	$725,124	$620,691	$583,840	$1,525,845	$301,349	$4,303,819
Non-performing	—	—	532	160	166	20,882	236	21,976
Total non-farm/ non-residential	126,746	420,224	725,656	620,851	584,006	1,546,727	301,585	4,325,795
Construction/land development
Performing	82,111	694,995	430,319	167,134	92,223	117,162	227,844	1,811,788
Non-performing	—	777	—	68	163	5,355	—	6,363
Total construction/ land development	82,111	695,772	430,319	167,202	92,386	122,517	227,844	1,818,151
Agricultural
Performing	$18,414	$10,838	$7,416	$8,894	$9,713	$41,370	$7,801	$104,446
Non-performing	—	—	—	—	—	827	281	1,108
Total agricultural	18,414	10,838	7,416	8,894	9,713	42,197	8,082	105,554
Total commercial real estate loans	$227,271	$1,126,834	$1,163,391	$796,947	$686,105	$1,711,441	$537,511	$6,249,500
Residential real estate loans
Residential 1-4 family
Performing	$137,505	$226,850	$220,859	$198,837	$166,063	$514,757	$234,892	$1,699,763
Non-performing	—	5,149	1,611	5,832	2,454	11,968	3,939	30,953
Total residential 1-4 family	137,505	231,999	222,470	204,669	168,517	526,725	238,831	1,730,716
Multifamily residential
Performing	$6,045	$62,092	$176,046	$77,876	$30,187	$124,401	$5,683	$482,330
Non-performing	—	—	—	—	—	305	—	305
Total multifamily residential	6,045	62,092	176,046	77,876	30,187	124,706	5,683	482,635
Total real estate	$370,821	$1,420,925	$1,561,907	$1,079,492	$884,809	$2,362,872	$782,025	$8,462,851
Consumer
Performing	$106,604	$237,274	$188,883	$121,877	$118,617	$58,263	$15,566	$847,084
Non-performing	—	331	239	736	1,285	1,662	7	4,260
Total consumer	106,604	237,605	189,122	122,613	119,902	59,925	15,573	851,344
Commercial and industrial
Performing	$858,813	$381,755	$339,194	$150,694	$90,293	$108,399	$279,031	$2,208,179
Non-performing	—	2,855	9,292	188	2,336	4,891	1,075	20,637
Total commercial and industrial	858,813	384,610	348,486	150,882	92,629	113,290	280,106	2,228,816
Agricultural and other
Performing	$150,448	$37,806	$7,434	$7,473	$19,775	$66,397	$122,155	$411,488
Non-performing	—	—	—	—	224	1,020	—	1,244
Total agricultural and other	150,448	37,806	7,434	7,473	19,999	67,417	122,155	412,732
Total	$1,486,686	$2,080,946	$2,106,949	$1,360,460	$1,117,339	$2,603,504	$1,199,859	$11,955,743

The Company had approximately $73.0 million or 198 total revolving loans convert to term loans for the six months ended June 30, 2020. These loans were considered immaterial for vintage disclosure inclusion.

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$15	$11,687	$5,021	$393	$4,415	$9,829
Construction/land development	2	58	—	9	14	23
Agricultural	1	282	274	—	—	274
Residential real estate loans
Residential 1-4 family	21	2,850	1,076	216	713	2,005
Multifamily residential	1	161	124	—	—	124
Total real estate	40	15,038	6,495	618	5,142	12,255
Consumer	1	17	14	—	—	14
Commercial and industrial	10	2,705	162	628	89	879
Total	$51	$17,760	$6,671	$1,246	$5,231	$13,148

	December 31, 2019
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	14	$12,738	$6,622	$232	$4,397	$11,251
Construction/land development	3	618	546	12	19	577
Agricultural	2	387	387	—	—	387
Residential real estate loans
Residential 1-4 family	21	2,774	1,068	227	704	1,999
Multifamily residential	2	457	128	—	290	418
Total real estate	42	16,974	8,751	471	5,410	14,632
Consumer	3	39	24	3	—	27
Commercial and industrial	9	3,069	598	615	382	1,595
Total	54	$20,082	$9,373	$1,089	$5,792	$16,254

The following is a presentation of TDRs on non-accrual status as of June 30, 2020 and December 31, 2019 because they are not in compliance with the modified terms:

	June 30, 2020		December 31, 2019
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	1	$12	2	$1,363
Construction/land development	1	14	2	565
Agricultural	1	274	2	387
Residential real estate loans
Residential 1-4 family	7	572	7	530
Multifamily residential	1	124	1	128
Total real estate	11	996	14	2,973
Consumer	—	—	—	—
Commercial and industrial	7	796	4	1,159
Total	18	$1,792	18	$4,132

The following is a presentation of total foreclosed assets as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$1,571	$3,528
Construction/land development	3,346	3,218
Agriculture	—	—
Residential real estate loans
Residential 1-4 family	1,375	2,397
Multifamily residential	—	—
Total foreclosed assets held for sale	$6,292	$9,143

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

6.  Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Goodwill
Balance, beginning of period	$958,408	$958,408
Acquisitions	14,617	—
Balance, end of period	$973,025	$958,408

	June 30, 2020	December 31, 2019
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$36,572	$42,896
Amortization expense	(3,003)	(3,173)
Balance, June 30	33,569	39,723
Amortization expense		(3,151)
Balance, end of year		$36,572

The carrying basis and accumulated amortization of core deposits and other intangibles at June 30, 2020 and December 31, 2019 were:

	June 30, 2020	December 31, 2019
	(In thousands)
Gross carrying basis	$86,625	$86,625
Accumulated amortization	(53,056)	(50,053)
Net carrying amount	$33,569	$36,572

 Core deposit and other intangible amortization expense was approximately $1.5 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively. Core deposit and other intangible amortization expense was approximately $3.0 million and $3.2 million for the six months ended June 30, 2020 and 2019. HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2020 through 2024 is approximately: 2020 – $5.9 million; 2021 – $5.7 million; 2022 – $5.7 million; 2023 – $5.5 million; 2024 - $4.3 million.

The carrying amount of the Company’s goodwill was $973.0 million and $958.4 million at June 30, 2020 and December 31, 2019, respectively.  Goodwill is tested annually for impairment during the fourth quarter.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7.  Other Assets

Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets.  As of June 30, 2020 and December 31, 2019, other assets were $174.9 million and $213.8 million, respectively.

The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”).  These equity securities without a readily determinable fair value were $96.6 million and $100.0 million at June 30, 2020 and December 31, 2019, respectively, and are accounted for at cost.

The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321.  These equity securities without a readily determinable fair value were $28.3 million and $27.3 million at June 30, 2020 and December 31, 2019.  There were no observable transactions during the period that would indicate a material change in fair value. Therefore, these investments were accounted for at cost, less impairment.

8.  Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $1.06 billion and $1.12 billion at June 30, 2020 and December 31, 2019, respectively.  The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.38 billion and $1.54 billion at June 30, 2020 and December 31, 2019, respectively.  Interest expense applicable to certificates in excess of $100,000 totaled $6.2 million and $7.6 million for the three months ended June 30, 2020 and 2019, respectively.  Interest expense applicable to certificates in excess of $100,000 totaled $13.2 million and $14.8 million for the six months ended June 30, 2020 and 2019, respectively.  As of June 30, 2020 and December 31, 2019, brokered deposits were $719.3 million and $579.7 million, respectively.

Deposits totaling approximately $2.38 billion and $2.21 billion at June 30, 2020 and December 31, 2019, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9.  Securities Sold Under Agreements to Repurchase

At June 30, 2020 and December 31, 2019, securities sold under agreements to repurchase totaled $162.9 million and $143.7 million, respectively. For the three-month periods ended June 30, 2020 and 2019, securities sold under agreements to repurchase daily weighted-average totaled $154.6 million and $144.5 million, respectively. For the six months ended June 30, 2020 and 2019, securities sold under agreements to repurchase daily weighted-average totaled $146.4 million and $147.6 million, respectively.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2020 and December 31, 2019 is presented in the following tables:

	June 30, 2020
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$15,422	$—	$—	$—	$15,422
Mortgage-backed securities	24,755	—	—	—	24,755
State and political subdivisions	119,133	—	—	—	119,133
Other securities	3,548	—	—	—	3,548
Total borrowings	$162,858	$—	$—	$—	$162,858

	December 31, 2019
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$22,714	$—	$—	$—	$22,714
Mortgage-backed securities	30,708	—	—	—	30,708
State and political subdivisions	84,540	—	—	—	84,540
Other securities	5,765	—	—	—	5,765
Total borrowings	$143,727	$—	$—	$—	$143,727

10.  FHLB and Other Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $531.4 million and $621.4 million at June 30, 2020 and December 31, 2019, respectively. The Company had no other borrowed funds as of June 30, 2020 or December 31, 2019. At June 30, 2020, all of the outstanding balances were classified as long-term advances.  At December 31, 2019, $75.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from 2020 to 2033 with fixed interest rates ranging from 1.76% to 2.85%.  Maturities of borrowings as of June 30, 2020 include: 2020 – $131.4 million; 2021 – zero; 2022 – zero; 2023 – zero; 2024 – zero; after 2024 – $400.0 million. Expected maturities could differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $1.26 billion at each of June 30, 2020 and December 31, 2019, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at June 30, 2020 and December 31, 2019, respectively.

The parent company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at June 30, 2020 and December 31, 2019 was zero.

11.  Subordinated Debentures

Subordinated debentures at June 30, 2020 and December 31, 2019 consisted of subordinated debt securities and guaranteed payments on trust preferred securities with the following components:

	As of June 30,	As of December 31,
	2020	2019
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	4,427	4,402
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	5,802	5,756
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	298,884	298,573
Total	$369,939	$369,557

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

12.  Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Current:
Federal	$12,359	$13,068	$34,826	$23,226
State	4,092	4,326	11,529	7,689
Total current	16,451	17,394	46,355	30,915
Deferred:
Federal	2,103	4,167	(22,563)	11,089
State	696	1,379	(7,469)	3,671
Total deferred	2,799	5,546	(30,032)	14,760
Income tax (benefit) expense	$19,250	$22,940	$16,323	$45,675

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Statutory federal income tax rate	21.00%	21.00%	21.00%	21.00%
Effect of non-taxable interest income	(1.04)	(0.82)	(1.98)	(0.84)
Stock compensation	0.17	0.30	(0.03)	0.10
State income taxes, net of federal benefit	3.65	4.03	2.07	4.01
Executive officer compensation & other	(0.33)	(0.39)	(0.57)	(0.13)
Effective income tax rate	23.45%	24.12%	20.49%	24.14%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$70,225	$25,829
Deferred compensation	3,155	4,416
Stock compensation	5,706	5,960
Non-accrual interest income	534	—
Real estate owned	778	1,080
Loan discounts	8,814	11,996
Tax basis premium/discount on acquisitions	6,012	6,921
Investments	594	327
Deposits	(17)	—
Other	7,853	8,940
Gross deferred tax assets	103,654	65,469
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,635	1,417
Unrealized gain on securities available-for-sale	12,499	5,717
Core deposit intangibles	7,716	8,419
FHLB dividends	2,685	2,608
Other	3,786	3,007
Gross deferred tax liabilities	29,321	21,168
Net deferred tax assets	$74,333	$44,301

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

13. Common Stock, Compensation Plans and Other

Common Stock

As of June 30, 2020, the Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share.

The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation.

Stock Repurchases

During the first six months of 2020, the Company repurchased a total of 1,423,560 shares with a weighted-average stock price of $16.73 per share. Shares repurchased under the program as of June 30, 2020 since its inception total 15,798,335 shares. The remaining balance available for repurchase is 3,953,665 shares at June 30, 2020.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of June 30, 2020, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 13,288,000.  At June 30, 2020, the Company had approximately 1,675,000 shares of common stock remaining available for future grants and approximately 4,996,000 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

The intrinsic value of the stock options outstanding and stock options vested at June 30, 2020 was $2.3 million. The intrinsic value of stock options exercised during the six months ended June 30, 2020 was approximately $32,000. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $8.4 million as of June 30, 2020.

The table below summarizes the stock option transactions under the Plan at June 30, 2020 and December 31, 2019 and changes during the three-month period and year then ended:

	For the Six Months Ended June 30, 2020		For the Year Ended December 31, 2019
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	3,411	$19.60	3,617	$19.62
Granted	—	—	55	19.15
Forfeited/Expired	(66)	21.89	(163)	22.43
Exercised	(23)	18.46	(98)	15.21
Outstanding, end of period	3,322	19.57	3,411	19.60
Exercisable, end of period	1,456	$16.28	1,353	$16.03

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value.  For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model.  Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options.  There were no options granted during the six months ended June 30, 2020. The weighted-average fair value of options granted during the year ended December 31, 2019 was $4.11 per share.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Six Months Ended June 30, 2020	For the Year Ended December 31, 2019
Expected dividend yield	Not Applicable	2.70%
Expected stock price volatility	Not Applicable	26.13%
Risk-free interest rate	Not Applicable	2.48%
Expected life of options	Not Applicable	6.5 years

The following is a summary of currently outstanding and exercisable options at June 30, 2020:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$6.56 to $8.62	213	2.21	7.91	213	7.91
$9.54 to $14.71	205	3.65	12.06	205	12.06
$16.77 to $16.86	152	4.09	16.80	152	16.80
$17.12 to $17.36	125	4.73	17.13	125	17.13
$17.40 to $18.46	938	5.14	18.45	540	18.44
$18.50 to $20.16	63	8.33	19.21	19	19.53
$20.58 to $21.25	160	5.68	21.08	119	21.12
$21.31 to $22.22	105	7.82	22.18	40	22.22
$22.70 to $23.32	1,279	8.06	23.32	—	22.70
$23.51 to $25.96	82	6.99	25.60	43	25.90
	3,322			1,456

The table below summarized the activity for the Company’s restricted stock issued and outstanding at June 30, 2020 and December 31, 2019 and changes during the period and year then ended:

	As of June 30, 2020	As of December 31, 2019
	(In thousands)
Beginning of year	1,636	1,873
Issued	264	181
Vested	(270)	(340)
Forfeited	(31)	(78)
End of period	1,599	1,636
Amount of expense for six months and twelve months ended, respectively	$4,077	$8,427

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $21.6 million as of June 30, 2020.

14.  Non-Interest Expense

The table below shows the components of non-interest expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Salaries and employee benefits	$40,088	$37,976	$79,417	$75,812
Occupancy and equipment	10,172	8,853	19,045	17,676
Data processing expense	4,614	3,838	8,940	7,808
Other operating expenses:
Advertising	795	1,095	2,021	2,146
Merger and acquisition expenses	—	—	711	—
Amortization of intangibles	1,486	1,587	3,003	3,173
Electronic banking expense	2,054	1,851	3,769	3,754
Directors’ fees	412	392	836	826
Due from bank service charges	239	282	462	520
FDIC and state assessment	1,846	1,655	3,394	3,365
Hurricane expense	—	—	—	897
Insurance	711	661	1,457	1,358
Legal and accounting	1,278	989	2,197	1,970
Other professional fees	1,735	2,306	4,961	5,118
Operating supplies	553	505	1,088	1,041
Postage	313	293	640	619
Telephone	310	306	634	609
Unfunded commitments	9,214	—	16,989	—
Other expense	4,352	5,035	8,857	9,989
Total other operating expenses	25,298	16,957	51,019	35,385
Total non-interest expense	$80,172	$67,624	$158,421	$136,681

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

As of June 30, 2020, the balances of the right-of-use asset and lease liability was $41.7 million and $44.5 million, respectively. The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
2020	$4,440	$7,740
2021	7,862	6,774
2022	6,161	5,336
2023	5,417	4,760
2024	4,962	4,328
Thereafter	31,391	28,260
Total future minimum lease payments	$60,233	$57,198
Discount effect of cash flows	(15,779)	(10,193)
Present value of net future minimum lease payments	$44,454	$47,005

Additional information (dollar amounts in thousands):

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
Lease expense:	2020	2019	2020	2019
Operating lease expense	$2,027	$2,054	$4,041	$4,119
Short-term lease expense	15	29	32	53
Variable lease expense	264	240	519	479
Total lease expense	$2,306	$2,323	$4,592	$4,651
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$2,017	$1,998	$3,991	$3,938
Weighted-average remaining lease term (in years)	10.24	10.85	10.28	10.83
Weighted-average discount rate	3.62%	3.61%	3.61%	3.63%

The Company currently leases three properties from three related parties. Total rent expense from the leases was $27,000 or 1.17% of total lease expense and $62,000 or 1.36% of total lease expense for the three and six months ended June 30, 2020, respectively.

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

Although the Company has a diversified loan portfolio, at June 30, 2020 and December 31, 2019, commercial real estate loans represented 52.3% and 57.8% of total loans receivable, respectively, and 250.8% and 250.0% of total stockholders’ equity at June 30, 2020 and December 31, 2019, respectively.  Residential real estate loans represented 18.5% and 21.2% of total loans receivable and 88.8% and 91.9% of total stockholders’ equity at June 30, 2020 and December 31, 2019, respectively.

Approximately 74.1% of the Company’s total loans and 78.2% of the Company’s real estate loans as of June 30, 2020, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.

Beginning in the first quarter of 2020, the COVID-19 pandemic has negatively impacted the U.S. and global economy; disrupted U.S. and global supply chains; lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; increased unemployment levels and decreased consumer confidence. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in our footprint. The pandemic has caused the Company, and could continue to cause the Company, to recognize credit losses in our loan portfolios and increases in our allowance for credit losses and could cause further volatility in the valuation of real estate and other collateral supporting loans. As a result of COVID-19, the unemployment rate projections significantly increased from January 1 to the end of June 2020, which resulted in the Company recording an $88.1 million provision for credit losses on loans, of which $83.1 million was specifically related to COVID-19. In addition, the Company recorded $17.0 million for the increase in the Company’s unfunded commitment reserve during the first six months of 2020. This was caused by both the increase in funding percentages for the Company’s unfunded commitments as well as the increase in unemployment rate projections noted above. The financial statements have been prepared using values and information currently available to the Company. The Company is continuing to closely monitor the situation.

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

At June 30, 2020 and December 31, 2019, commitments to extend credit of $2.78 billion and $2.77 billion, respectively, were outstanding.  A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.  The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2020 and December 31, 2019, is $63.5 million and $58.9 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

18.  Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years.  During the first six months of 2020, the Company requested approximately $78.5 million in regular dividends from its banking subsidiary.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of June 30, 2020, the Company meets all capital adequacy requirements to which it is subject.

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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio.  As of June 30, 2020, the Bank met the capital standards for a well-capitalized institution.  The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 12.03%, 10.25%, 12.60%, and 16.25%, respectively, as of June 30, 2020.

19.  Additional Cash Flow Information

In connection with the LH-Finance acquisition, accounted for using the purchase method, the Company acquired approximately $409.1 million in assets, including $407.4 million in loans and paid $421.2 million in cash.

The following is a summary of the Company’s additional cash flow information during the six-month periods ended:

	June 30,
	2020	2019
	(In thousands)
Interest paid	$56,024	$80,473
Income taxes paid	7,438	55,382
Assets acquired by foreclosure	1,617	5,764

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

Financial Assets and Liabilities Measured on a Recurring Basis

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value.  The Company does not have any Level 1 securities.  Primarily all of the Company's securities are considered to be Level 2 securities.  These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  As of June 30, 2020 and December 31, 2019, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2020 and 2019. See Note 3 for additional detail related to investment securities.

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

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value.  Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent.  A portion of the allowance for credit losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for credit losses to require an increase, such increase is reported as a component of the provision for credit losses.  The fair value of loans with specific allocated losses was $79.4 million  and $74.2 million as of June 30, 2020 and December 31, 2019, respectively.  This valuation is considered Level 3, consisting of appraisals of underlying collateral.  The Company reversed approximately $181,000 and $292,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended June 30, 2020 and 2019, respectively. The Company reversed approximately $422,000 and $480,000 of accrued interest receivable when impaired loans were put on non-accrual status during the six months ended June 30, 2020 and 2019, respectively.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral.  As of June 30, 2020 and December 31, 2019, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $6.3 million and $9.1 million, respectively.

No foreclosed assets held for sale were remeasured during the six months ended June 30, 2020.  Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans and foreclosed assets primarily relate to customized discounting criteria applied to the customer’s reported amount of collateral.  The amount of the collateral discount depends upon the condition and marketability of the underlying collateral.  As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount.  During the reported periods, collateral discounts ranged from 20% to 85% for commercial and residential real estate collateral.

Fair Values of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

	June 30, 2020
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,215,656	$1,215,656	1
Loans receivable, net of impaired loans and allowance	11,638,034	12,144,790	3
Accrued interest receivable	80,274	80,274	1
FHLB, Federal Reserve & First National Bankers Bank stock; other equity investments	124,851	124,851	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$3,413,727	$3,413,727	1
Savings and interest-bearing transaction accounts	7,970,979	7,970,979	1
Time deposits	1,793,230	1,823,880	3
Securities sold under agreements to repurchase	162,858	162,858	1
FHLB and other borrowed funds	531,432	560,400	2
Accrued interest payable	7,358	7,358	1
Subordinated debentures	369,939	373,995	3

	December 31, 2019
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$490,601	$490,601	1
Federal funds sold	—	—
Investment securities – held-to-maturity	—	—
Loans receivable, net of impaired loans and allowance	10,693,391	10,680,071	3
Accrued interest receivable	45,086	45,086	1
FHLB, Federal Reserve & First National Bankers Bank stock; other equity investments	127,267	127,267	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$2,367,091	$2,367,091	1
Savings and interest-bearing transaction accounts	6,933,964	6,933,964	1
Time deposits	1,977,328	1,991,120	3
Federal funds purchased	5,000	5,000	1
Securities sold under agreements to repurchase	143,727	143,727	1
FHLB and other borrowed funds	621,439	621,742	2
Accrued interest payable	8,001	8,001	1
Subordinated debentures	369,557	380,237	3

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. Section 4013 of the CARES Act provides financial institutions the temporary option to not apply ASC Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, to certain loan modifications related to COVID-19 made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after termination of the President’s national emergency declaration for COVID-19. Further, financial institutions do not need to determine impairment associated with certain loan concessions that would otherwise have been required for TDRs (e.g., interest rate concessions, payment deferrals, or loan extensions). The Company has not relied on Section 4013 of the CARES Act in accounting for loan modifications as of June 30, 2020 and is currently evaluating this optional accounting treatment for future periods.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

Results of Review of Interim Consolidated Financial Statements

We have reviewed the condensed consolidated balance sheet of Home BancShares, Inc. and subsidiaries (the "Company") as June 30, 2020, and the related condensed consolidated statements of income, comprehensive income, and stockholder's equity for the three-month and six-month periods ended June 30, 2020 and 2019, and cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information or statements").  Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Notes 1 and 5 to the condensed consolidated financial statements, the Company has changed its method of accounting for loans and the allowance for credit losses in 2020 due to the adoption of Topic 326.

/s/ BKD, LLP

Little Rock, Arkansas

August 5, 2020

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

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of June 30, 2020, we had, on a consolidated basis, total assets of $16.90 billion, loans receivable, net of $11.72 billion, total deposits of $13.18 billion, and stockholders’ equity of $2.49 billion.

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

Table 1:  Key Financial Measures

	As of or for the Three Months Ended		As of or for the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Total assets	$16,895,406	$15,287,575	$16,895,406	$15,287,575
Loans receivable	11,955,743	11,053,129	11,955,743	11,053,129
Allowance for credit losses	238,340	106,066	238,340	106,066
Total deposits	13,177,936	11,347,316	13,177,936	11,347,316
Total stockholders’ equity	2,492,146	2,421,406	2,492,146	2,421,406
Net income	62,827	72,164	63,334	143,514
Basic earnings per share	0.38	0.43	0.38	0.85
Diluted earnings per share	0.38	0.43	0.38	0.85
Book value per share	15.09	14.46	15.09	14.46
Tangible book value per share (non-GAAP)(1)	8.99	8.50	8.99	8.50
Annualized net interest margin – FTE	4.11%	4.28%	4.17%	4.29%
Efficiency ratio	44.93	39.93	45.85	40.47
Efficiency ratio, as adjusted (non-GAAP)(2)	39.38	39.92	40.34	40.21
Annualized return on average assets	1.55	1.92	0.81	1.92
Annualized return on average common equity	10.27	12.18	5.16	12.26

(1)	See Table 19 for the non-GAAP tabular reconciliation.
(2)	See Table 23 for the non-GAAP tabular reconciliation.

Overview

Recent Developments – COVID-19

The rapid spread of the novel coronavirus (“COVID-19”) hit the United States during the first quarter of 2020 and has continued through the second quarter of 2020. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the economic activity in our markets. In response to the COVID-19 pandemic, the state governments have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.  These actions have had a significant impact on markets driven by supply chain and production disruptions, workforce restrictions, travel restrictions, retail closures, and reduced consumer spending and sentiment, amongst other factors. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

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

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The COVID-19 pandemic has had a significant impact on our business and operations. As part of our efforts to exercise social distancing, in March 2020, we closed all of our banking lobbies and are conducting most of our business at this time through drive-thru tellers and through electronic and online means. To support the health and well-being of our employees, a majority of our workforce is working from home. To support our customers or to comply with law, we have deferred loan payments for 90 days for certain consumer and commercial customers, and we have suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are offering fee waivers, payment deferrals, and other expanded assistance for automobile, mortgage, small business and personal lending customers. Future governmental actions may require these and other types of customer-related responses.

As of June 30, 2020,  we had deferrals of $3.18 billion of our total loan portfolio.  The geographic distribution of the deferrals was similar through all of our markets.  For all loans, the standard deferral was 90 days for both principal and interest.  In July 2020, we initiated a review of the deferred loans in anticipation that customers may request a second 90-day deferment.   We determined that any second deferral should be subject to a robust analysis of the customer’s financial condition and an appropriate approval process.  This review considers, based on size, whether or not a second deferral should be granted and produces an updated risk grade for each deferred loan.  Based on our progress at this point, we anticipate a significant decrease in loans continuing for a second 90-day deferral.  As of July 24, 2020,  we have reviewed $2.04 billion of the $3.18 billion deferred principal balances that were close to maturing.  Approximately 70% of those reviewed balances which were on deferral in the second quarter have returned to full principal and interest payments, with the borrowers of the remaining reviewed loans opting for a second 90-day deferral.

In April 2020, to comply with The Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act), the federal government implemented a new economic relief program administered by the Small Business Administration (“SBA”), the Paycheck Protection Program, which provides for 100% federally guaranteed loans to be issued by participating private financial institutions to small businesses for payroll and certain other permitted expenses.  As of June 30, 2020, as a participating lender, we have generated  8,687 loans to both existing and new customers totaling $848.6 million. The average loan size is $98,000.

We also are monitoring the impact of COVID-19 on the valuation of goodwill. Our stock price has historically traded above its per share book value and tangible book value (non-GAAP). However, at certain times during the first six months of 2020, our stock price fell below book value. This drop in stock was in reaction to the COVID-19 pandemic which has affected stock prices of companies in almost all industries. While the lowest trading price for our common stock during the first six months of 2020 was $9.71 per share, our common stock closed on June 30, 2020 at $15.38 per share, which was above book value of $15.09 per share and tangible book value (non-GAAP) of $8.99 per share. The Company updated its valuation of the carrying value of goodwill as of June 30, 2020 based on the drop in the Company’s stock price in the first half of 2020, and taking into account the effect that the COVID-19 pandemic has had and continues to have on our local economy, we determined that no impairment charge was necessary at this time. We will continue to monitor the impact of COVID-19 on the Company’s business, operating results, cash flows and financial condition and will reevaluate any impairment of our goodwill should economic or market conditions further deteriorate as a result of the pandemic.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Our net income decreased $9.3 million, or 12.9%, to $62.8 million for the three-month period ended June 30, 2020, from $72.2 million for the same period in 2019.  On a diluted earnings per share basis, our earnings were $0.38 per share for the three-month period ended June 30, 2020 and $0.43 per share for the three-month period ended June 30, 2019.  As a result of COVID-19, the unemployment rate projections increased from March 31, 2020 through June 30, 2020. This resulted in the Company recording an $11.4 million provision for credit losses.  The Company incurred $981,000 of increased depreciation expense related to the write-off of the Company’s Marathon, Florida branch office, which the Company made the strategic decision to demolish and rebuild at its existing location. The Company also recorded $9.2 million in unfunded commitment expense due to an increase in the expected funding percentages for our unfunded commitments as well as an increase in the unemployment rate projections from March 31, 2020 to June 30, 2020, due to COVID-19, as the Company’s provisioning model is significantly tied to projected unemployment rates. These items were partially offset by a $919,000 fair value adjustment increase on marketable securities. The summation of all these items resulted in net additional expense of  $20.7 million, or $15.3 million after tax.

Total interest income decreased $9.7 million or 5.3%, and non-interest expense increased $12.5 million or 18.6%.  This was offset by a $17.4 million, or 43.1%, decrease in total interest expense and a $2.0 million, or 8.5% increase in non-interest income. The primary drivers of the decrease in interest income were a $6.8 million decrease in loan interest income, a $1.4 million decrease in investment security income and a $1.4 million decrease in interest income on deposits with other banks.  The primary driver of the increase in non-interest expense was a $2.1 million increase in salaries and employee benefits, a $1.3 million increase in occupancy and equipment expense and an $8.3 million increase in other operating expenses resulting from a $9.2 million increase in our reserve for unfunded commitments during the three months ended June 30, 2020.  The decrease in interest expense was primarily due to a $14.6 million decrease in interest on deposits and a $2.1 million decrease in interest on FHLB borrowed funds.  The increase in non-interest income was primarily due to a $2.7 million increase in mortgage lending income, a $919,000 increase in the fair value adjustment on marketable securities and a $1.8 million increase in other income, partially offset by a $2.0 million decrease in service charges on deposit accounts, a $511,000 decrease in other service charges and fees, and a $919,000 decrease in dividend income from our equity investments.  Income tax expense decreased by $3.7 million during the quarter due to the reduction in net income.

Our net interest margin decreased from 4.28% for the three-month period ended June 30, 2019 to 4.11% for the three-month period ended June 30, 2020.  The yield on interest earning assets was 4.74% and 5.50% for the three months ended June 30, 2020 and 2019, respectively, as average interest earning assets increased from $13.32 billion to $14.68 billion. The increase in earning assets is primarily the result of a $789.5 million increase in loans receivable, a $454.3 million increase in interest-bearing balances due from banks and a $114.7 million increase in investment securities.  The Company participated in the newly created Paycheck Protection Program (“PPP”) during the second quarter of 2020. Average PPP loan balances were $585.9 million for the three months ended June 30, 2020. These loans bear interest at 1.00% plus the accretion of the origination fee. We recognized total interest income on of $4.5 million on PPP loans for the three months ended June 30. 2020. The COVID-19 pandemic and the resulting governmental response has created a significant amount of excess liquidity in the market.  As a result, we had an increase of $454.3 million in average interest-bearing cash balances for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  For the three months ended June 30, 2020 and 2019, we recognized $7.0 million and $9.2 million, respectively, in total net accretion for acquired loans and deposits. We recognized $1.5 million in event interest income for the three months ended June 30, 2020 compared to zero for the three months ended June 30, 2019. The rate on interest bearing liabilities was 0.86% and 1.61% for the three months ended June 30, 2020 and 2019, respectively, as average interest-bearing liabilities increased from $10.07 billion to $10.68 billion. The reduction in yield on loans due to the low interest rate on PPP loans, the impact of the excess liquidity and the reduction in accretion income, partially offset by the increase in loan payoff events, reduced the net interest margin by 16 basis points for the quarter ended June 30, 2020.

Our efficiency ratio was 44.93% for the three months ended June 30, 2020, compared to 39.93% for the same period in 2019.  For the second quarter of 2020, our efficiency ratio, as adjusted (non-GAAP), was 39.38%, an improvement of 54 basis points from the 39.92% reported for the first quarter of 2019. (See Table 23 for the non-GAAP tabular reconciliation).

Our annualized return on average assets was 1.55% for the three months ended June 30, 2020, compared to 1.92% for the same period in 2019.  Our annualized return on average common equity was 10.27% for the three months ended June 30, 2020, compared to 12.18% for the same period in 2019.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

Our net income decreased $80.2 million, or 55.9%, to $63.3 million for the six-month period ended June 30, 2020, from $143.5 million for the same period in 2019.  On a diluted earnings per share basis, our earnings were $0.38 per share for the six-month period ended June 30, 2020 and $0.85 per share for the six-month period ended June 30, 2019.  As a result of COVID-19, the unemployment rate projections significantly increased from January 1, 2020 through June 30, 2020. This resulted in the Company recording an $83.1 million provision for credit losses, an $842,000 provision for credit losses on investment securities, and a $4.9 million write-down for the fair value adjustment on marketable securities. The Company also recorded $17.0 million in unfunded commitments expense which was due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from January 1, 2020 to June 30, 2020, due to COVID-19. On January 1, 2020 the Company began accounting for credit losses under Accounting Standards Codification (ASC) 326, Financial Instruments – Credit Losses, which increased the loan provision by $5.0 million.  We incurred $10.0 million of expense as a result of our LH-Finance acquisition, which we completed on February 29, 2020, including $9.3 million for the provision for credit losses and $711,000 of acquisition expenses.  The acquired loan portfolio is now housed in our Shore Premier Finance (“SPF”) division.  The Company also had $1.1 million of expense for outsourced special projects, $7.0 million of special dividend income from one of our equity investments and $981,000 of increased depreciation expense related to the second quarter write-off of the Company’s Marathon, Florida branch office, which the Company made the strategic decision to demolish and rebuild at its existing location. The summation of all these items resulted in net additional expense of $115.9 million, or $85.6 million after tax.

Total interest income decreased $17.0 million, or 4.7% and non-interest expense increased $21.7 million, or 15.9%.  This was partially offset by a $24.9 million or 31.1% decrease in total interest expense and a $1.2 million, or 2.6%, increase in non-interest income. The primary drivers of the decrease in interest income were a $12.5 million decrease in loan interest income, a $2.6 million decrease in investment security income and a $1.8 million decrease in interest income on deposits with other banks.  The primary driver of the increase in non-interest expense was a $3.6 million increase in salaries and employee benefits, $1.4 million increase in occupancy and equipment expense, a $1.1 million increase in data processing expense and a $15.6 million increase in other operating expenses resulting from a $17.0 million increase in our reserve for unfunded commitments during the six months ended June 30, 2020.  The decrease in interest expense was primarily due to a $18.4 million decrease in interest on deposits and a $5.5 million decrease in interest on FHLB borrowed funds.  The increase in non-interest income was primarily due to a $3.4 million increase in special dividend income from one of our equity investments, a $2.9 million increase in mortgage lending income and a $2.6 million increase in other income, which were partially offset by a $4.9 million write-down for the fair value adjustment on marketable securities and a $1.7 million decrease in service charges on deposit accounts and a $1.0 million decrease in other service charges and fees. Income tax expense decreased by $29.4 million due to the reduction in net income.

Our net interest margin decreased from 4.29% for the six-month period ended June 30, 2019 to 4.17% for the six-month period ended June 30, 2020.  The yield on interest earning assets was 4.96% and 5.51% for the six months ended June 30, 2020 and 2019, respectively, as average interest earning assets increased from $13.31 billion to $14.05 billion. The increase in earning assets is primarily the result of a $380.6 million increase in loans receivable, a $256.4 million in interest-bearing balances due from banks, and a $104.6 million increase in investment securities. Average PPP loan balances from the Company’s participation in the Paycheck Protection Program beginning in the second quarter of 2020 were $293.0 million for the six months ended June 30, 2020. We recognized total interest income on of $4.5 million on PPP loans for the six months ended June 30, 2020. As a result of the significant amount of excess liquidity in the market created by the COVID-19 pandemic and the resulting governmental response, we had an increase of $256.4 million in average interest-bearing cash balances for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  For the six months ended June 30, 2020 and 2019, we recognized $14.7 million and $18.3 million, respectively, in total net accretion for acquired loans and deposits. We recognized $2.1 million in event interest income for the six months ended June 30, 2020 compared to zero for the six months ended June 30, 2019. In addition, we experienced approximately $683,000 in increased investment premium amortization for the six months ended June 30, 2020.  The rate on interest bearing liabilities was 1.07% and 1.60% for the six months ended June 30, 2020 and 2019, respectively, as average interest-bearing liabilities increased from $10.12 billion to $10.40 billion. The reduction in yield on loans due to the low interest rate on PPP loans, the impact of the excess liquidity, the reduction in accretion income and the increase in investment premium amortization, partially offset by the increase in loan payoff events reduced the net interest margin by 12 basis points for the six months ended June 30, 2020.

Our efficiency ratio was 45.85% for the six months ended June 30, 2020, compared to 40.47% for the same period in 2019.  For the second quarter of 2020, our efficiency ratio, as adjusted (non-GAAP) was 40.34%, an increase of 13 basis points from the 40.21% reported for the second quarter of 2019. (See Table 23 for the non-GAAP tabular reconciliation).

Our annualized return on average assets was 0.81% for the six months ended June 30, 2020, compared to 1.92% for the same period in 2019.  Our annualized return on average common equity was 5.16% for the six months ended June 30, 2020, compared to 12.26% for the same period in 2019.

Financial Condition as of and for the Period Ended June 30, 2020 and December 31, 2019

Our total assets as of June 30, 2020 increased $1.86 billion to $16.90 billion from the $15.03 billion reported as of December 31, 2019.  Cash and cash equivalents increased $725.1 million, or 147.8%, for the six months ended June 30, 2020. Our loan portfolio balance increased to $11.96 billion as of June 30, 2020 from $10.87 billion at December 31, 2019. The increase in the loan portfolio is primarily due to the $848.6 million of PPP loans made during the second quarter of 2020 as well as the acquisition of $406.2 million of loans from LH-Finance during the first quarter of 2020. Total deposits increased $1.90 billion to $13.18 billion as of June 30, 2020 from $11.28 billion as of December 31, 2019.  Stockholders’ equity decreased $19.4 million to $2.49 billion as of June 30, 2020, compared to $2.51 billion as of December 31, 2019.  The $19.4 million decrease in stockholders’ equity is primarily associated with the $44.0 million impact of the adoption of ASC 326, $43.1 million of shareholder dividends paid and stock repurchases of $23.9 million in 2020, partially offset by $22.8 million in other comprehensive income and $63.3 million in net income for the six months ended June 30, 2020.

Our non-performing loans were $59.9 million, or 0.50% of total loans as of June 30, 2020, compared to $54.8 million, or 0.50% of total loans as of December 31, 2019.  The allowance for credit losses as a percent of non-performing loans increased to 397.9% as of June 30, 2020, from 186.2% as of December 31, 2019.  Non-performing loans from our Arkansas franchise were $16.3 million at June 30, 2020 compared to $17.9 million as of December 31, 2019.  Non-performing loans from our Florida franchise were $38.3 million at June 30, 2020 compared to $34.7 million as of December 31, 2019.  Non-performing loans from our Alabama franchise were $499,000 at June 30, 2020 compared to $429,000 as of December 31, 2019.  Non-performing loans from our SPF franchise were $4.8 million at June 30, 2020 compared to $1.8 million as of December 31, 2019.  There were no non-performing loans from our Centennial Commercial Finance Group (“CFG”) franchise.

As of June 30, 2020, our non-performing assets increased to $66.4 million, or 0.39% of total assets, from $64.4 million, or 0.43% of total assets, as of December 31, 2019.  Non-performing assets from our Arkansas franchise were $18.9 million at June 30, 2020 compared to $22.9 million as of December 31, 2019.  Non-performing assets from our Florida franchise were $42.2 million at June 30, 2020 compared to $39.2 million as of December 31, 2019.  Non-performing assets from our Alabama franchise were $533,000 at June 30, 2020 compared to $463,000 as of December 31, 2019.  Non-performing assets from our SPF franchise were $4.8 million at June 30, 2020 compared to $1.8 million as of December 31, 2019.  There were no non-performing assets from our Centennial CFG franchise.

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

•

Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310.  Interchange fees were $3.6 million, $7.1 million, $3.5 million and $6.8 million for the three and six months ended June 30, 2020 and 2019, respectively. Centennial CFG loan fees were $2.1 million, $2.9 million, $2.2 million, and $3.9 million for the three and six months ended June 30, 2020 and 2019, respectively.

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As of December 31, 2019, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined than an allowance for credit losses on available-for-sale securities was not deemed material. However, the Company evaluated the investment portfolio during the first quarter of 2020 and determined that an $842,000 provision for credit losses was necessary. No additional provision was deemed necessary during the second quarter of 2020. See Note 3 for further discussion.

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

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies:

•	Management has a reasonable expectation at the reporting date that troubled debt restructuring will be executed with an individual borrower.
•	The extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

As of June 30, 2020, we had 161 branch locations.  There were 77 branches in Arkansas, 78 branches in Florida, five branches in Alabama and one branch in New York City.

Results of Operations

For the three and six months ended June 30, 2020 and 2019

Our net income decreased $9.3 million, or 12.9%, to $62.8 million for the three-month period ended June 30, 2020, from $72.2 million for the same period in 2019.  On a diluted earnings per share basis, our earnings were $0.38 per share for the three-month period ended June 30, 2020 and $0.43 per share for the three-month period ended June 30, 2019.  As a result of COVID-19, the unemployment rate projections increased from March 31, 2020 through June 30, 2020. This resulted in the Company recording an $11.4 million provision for credit losses.  The Company incurred $981,000 of increased depreciation expense related to the write-off of the Company’s Marathon, Florida branch office, which the Company made the strategic decision to demolish and rebuild at its existing location. The Company also recorded $9.2 million in unfunded commitment expense due to an increase in the expected funding percentages for our unfunded commitments as well as an increase in the unemployment rate projections from March 31, 2020 to June 30, 2020, due to COVID-19, as the Company’s provisioning model is significantly tied to projected unemployment rates. These items were partially offset by a $919,000 fair value adjustment increase on marketable securities. The summation of all these items resulted in net additional expense of  $20.7 million, or $15.3 million after tax.

Our net income decreased $80.2 million, or 55.9%, to $63.3 million for the six-month period ended June 30, 2020, from $143.5 million for the same period in 2019.  On a diluted earnings per share basis, our earnings were $0.38 per share for the six-month period ended June 30, 2020 and $0.85 per share for the six-month period ended June 30, 2019.  As a result of COVID-19, the unemployment rate projections significantly increased from January 1, 2020 through June 30, 2020. This resulted in the Company recording an $83.1 million provision for credit losses, an $842,000 provision for credit losses on investment securities, and a $4.9 million write-down for the fair value adjustment on marketable securities. The Company also recorded $17.0 million in unfunded commitments expense which was due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from January 1, 2020 to June 30, 2020, due to COVID-19. On January 1, 2020 the Company began accounting for credit losses under Accounting Standards Codification (ASC) 326, Financial Instruments – Credit Losses, which increased the loan provision by $5.0 million.  We incurred $10.0 million of expense as a result of our LH-Finance acquisition, which we completed on February 29, 2020, including $9.3 million for the provision for credit losses and $711,000 of acquisition expenses.  The acquired loan portfolio is now housed in our SPF division.  The Company also had $1.1 million of expense for outsourced special projects, $7.0 million of special dividend income from one of our equity investments and $981,000 of increased depreciation expense related to the second quarter write-off of the Company’s Marathon, Florida branch office, which the Company made the strategic decision to demolish and rebuild at its existing location. The summation of all these items resulted in net additional expense of $115.9 million, or $85.6 million after tax.

 Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (26.135% for the three and six months ended June 30, 2020, respectively).

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve lowered the target rate three times during 2019. First, the target rate was lowered to 2.00% to 2.25% on July 31, 2019; second, the rate was lowered on September 18, 2019 to 1.75% to 2.00%; and third, the rate was lowered on October 30, 2019 to 1.50% to 1.75%. The Federal reserve lowered the target rate two times in 2020. First, the target rate was lowered to 1.00% to 1.25% on March 3, 2020; second, the rate was lowered to 0.00% to 0.25% on March 15, 2020. The target rate is currently at 0.00% to 0.25% as of June 30, 2020, which has decreased from the target rate of 2.25% to 2.50% as of June 30, 2019.

Our net interest margin decreased from 4.28% for the three-month period ended June 30, 2019 to 4.11% for the three-month period ended June 30, 2020.  The yield on interest earning assets was 4.74% and 5.50% for the three months ended June 30, 2020 and 2019, respectively, as average interest earning assets increased from $13.32 billion to $14.68 billion. The increase in earning assets is primarily the result of a $789.5 million increase in loans receivable, a $454.3 million increase in interest-bearing balances due from banks and a $114.7 million increase in investment securities.  The Company participated in the newly created Paycheck Protection Program during the second quarter of 2020. Average PPP loan balances were $585.9 million for the three months ended June 30, 2020. These loans bear interest at 1.00% plus the accretion of the origination fee. We recognized total interest income on of $4.5 million on PPP loans for the three months ended June 30, 2020. The COVID-19 pandemic and the resulting governmental response has created a significant amount of excess liquidity in the market.  As a result, we had an increase of $454.3 million in average interest-bearing cash balances for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  For the three months ended June 30, 2020 and 2019, we recognized $7.0 million and $9.2 million, respectively, in total net accretion for acquired loans and deposits. We recognized $1.5 million in event interest income for the three months ended June 30, 2020 compared to zero for the three months ended June 30, 2019. The rate on interest bearing liabilities was 0.86% and 1.61% for the three months ended June 30, 2020 and 2019, respectively, as average interest-bearing liabilities increased from $10.07 billion to $10.68 billion. The reduction in yield on loans due to the low interest rate on PPP loans, the impact of the excess liquidity and the reduction in accretion income, partially offset by the increase in loan payoff events, reduced the net interest margin by 16 basis points for the quarter ended June 30, 2020.

Our net interest margin decreased from 4.29% for the six-month period ended June 30, 2019 to 4.17% for the six-month period ended June 30, 2020.  The yield on interest earning assets was 4.96% and 5.51% for the six months ended June 30, 2020 and 2019, respectively, as average interest earning assets increased from $13.31 billion to $14.05 billion. The increase in earning assets is primarily the result of a $380.6 million increase in loans receivable, a $256.4 million in interest-bearing balances due from banks, and a $104.6 million increase in investment securities. Average PPP loan balances from the Company’s participation in the Paycheck Protection Program beginning in the second quarter of 2020 were $293.0 million for the six months ended June 30, 2020. We recognized total interest income on of $4.5 million on PPP loans for the six months ended June 30, 2020. As a result of the significant amount of excess liquidity in the market created by the COVID-19 pandemic and the resulting governmental response, we had an increase of $256.4 million in average interest-bearing cash balances for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  For the six months ended June 30, 2020 and 2019, we recognized $14.7 million and $18.3 million, respectively, in total net accretion for acquired loans and deposits. We recognized $2.1 million in event interest income for the six months ended June 30, 2020 compared to zero for the six months ended June 30, 2019. In addition, we experienced approximately $683,000 in increased investment premium amortization for the six months ended June 30, 2020.  The rate on interest bearing liabilities was 1.07% and 1.60% for the six months ended June 30, 2020 and 2019, respectively, as average interest-bearing liabilities increased from $10.12 billion to $10.40 billion. The reduction in yield on loans due to the low interest rate on PPP loans, the impact of the excess liquidity, the reduction in accretion income and the increase in investment premium amortization, partially offset by the increase in loan payoff events reduced the net interest margin by 12 basis points for the six months ended June 30, 2020.

Net interest income on a fully taxable equivalent basis increased $7.8 million, or 5.5%, to $150.1 million for the three-month period ended June 30, 2020, from $142.3 million for the same period in 2019.  This increase in net interest income for the three-month period ended June 30, 2020 was the result of a $17.4 million decrease in interest expense which was partially offset by a $9.6 million decrease in interest income, on a fully taxable equivalent basis,. The $9.6 million decrease in interest income was primarily the result of  lower yields on our earning assets, partially offset by a higher level of earning assets. The lower yield on earning assets resulted in a decrease in interest income of approximately $23.1 million, and the higher level of earning assets resulted in an increase in interest income of approximately $13.5 million.  The lower yield was primarily driven by the decrease in income on loans of $6.9 million, a decrease in income on investment securities of $1.2 million and a $1.4 million decrease in income on interest-bearing balances due from banks. The decrease in interest income also reflected a $2.2 million decrease in loan accretion income.  The $17.4 million decrease in interest expense for the three-month period ended June 30, 2020 is primarily the result of interest-bearing liabilities repricing in a decreasing interest rate environment which lowered interest expense by $18.4 million, partially offset by a $1.1 million in increased interest expense resulting from an increase in average interest bearing liabilities.

Net interest income on a fully taxable equivalent basis increased $7.9 million, or 2.8%, to $291.1 million for the six-month period ended June 30, 2020, from $283.1 million for the same period in 2019.  This increase in net interest income for the six-month period ended June 30, 2020 was the result of a $24.9 million decrease in interest expense which was partially offset by a $17.0 million decrease in interest income, on a fully taxable equivalent basis. The $17.0 million decrease in interest income was primarily the result of  lower yields on our earning assets, partially offset by a higher level of earning assets. The lower yield on earning assets resulted in a decrease in interest income of approximately $31.5 million, and the higher level of earning assets resulted in an increase in interest income of approximately $14.4 million.  The lower yield was primarily driven by the decrease in income on loans of $12.7 million, a decrease in income on investment securities of $2.5 million and a $1.8 million decrease in income on interest-bearing balances from banks. The decrease in interest income also reflected a $3.6 million decrease in loan accretion income.  The $24.9 million decrease in interest expense for the six-month period ended June 30, 2020 is primarily the result of interest-bearing liabilities repricing in a decreasing interest rate environment, which lowered interest expense by $25.0 million.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2020 and 2019, as well as changes in fully taxable equivalent net interest margin for the three and six months ended June 30, 2020 compared to the same period in 2019.

Table 2: Analysis of Net Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Interest income	$171,598	$181,287	$343,773	$360,774
Fully taxable equivalent adjustment	1,434	1,319	2,661	2,686
Interest income – fully taxable equivalent	173,032	182,606	346,434	363,460
Interest expense	22,931	40,300	55,381	80,317
Net interest income – fully taxable equivalent	150,101	142,306	291,053	283,143
Yield on earning assets – fully taxable equivalent	4.74%	5.50%	4.96%	5.51%
Cost of interest-bearing liabilities	0.86	1.61	1.07	1.60
Net interest spread – fully taxable equivalent	3.88	3.89	3.89	3.91
Net interest margin – fully taxable equivalent	4.11	4.28	4.17	4.29

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended June 30,	Six Months Ended June 30,
	2020 vs. 2019	2020 vs. 2019
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$13,520	$14,441
Increase (decrease) in interest income due to change in earning asset yields	(23,094)	(31,467)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(1,056)	(38)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	18,425	24,974
Increase (decrease) in net interest income	$7,795	$7,910

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and six months ended June 30, 2020 and 2019, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2020			2019
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$753,093	$211	0.11%	$298,821	$1,628	2.19%
Federal funds sold	—	—	0.00	1,596	10	2.51
Investment securities – taxable	1,673,334	8,693	2.09	1,640,883	10,650	2.60
Investment securities – non-taxable	461,640	4,890	4.26	379,437	4,177	4.42
Loans receivable	11,790,398	159,238	5.43	11,000,926	166,141	6.06
Total interest-earning assets	14,678,465	173,032	4.74%	13,321,663	182,606	5.50%
Non-earning assets	1,640,741			1,776,937
Total assets	$16,319,206			$15,098,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$7,651,259	$7,818	0.41%	$6,677,683	$20,637	1.24%
Time deposits	1,855,626	7,298	1.58	1,943,320	9,072	1.87
Total interest-bearing deposits	9,506,885	15,116	0.64	8,621,003	29,709	1.38
Securities sold under agreement to repurchase	154,628	260	0.68	144,478	630	1.75
FHLB and other borrowed funds	652,354	2,656	1.64	932,365	4,722	2.03
Subordinated debentures	369,846	4,899	5.33	369,076	5,239	5.69
Total interest-bearing liabilities	10,683,713	22,931	0.86%	10,066,922	40,300	1.61%
Non-interest-bearing liabilities
Non-interest-bearing deposits	3,038,490			2,553,060
Other liabilities	137,062			101,900
Total liabilities	13,859,265			12,721,882
Stockholders’ equity	2,459,941			2,376,718
Total liabilities and stockholders’ equity	$16,319,206			$15,098,600
Net interest spread			3.88%			3.89%
Net interest income and margin		$150,101	4.11%		$142,306	4.28%

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Six Months Ended June 30,
	2020			2019
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$542,066	$1,327	0.49%	$285,688	$3,171	2.24%
Federal funds sold	2,609	21	1.62	1,544	21	2.74
Investment securities – taxable	1,690,083	18,469	2.20	1,618,369	21,356	2.66
Investment securities – non-taxable	417,919	8,981	4.32	385,064	8,602	4.50
Loans receivable	11,399,178	317,636	5.60	11,018,616	330,310	6.05
Total interest-earning assets	14,051,855	346,434	4.96%	13,309,281	363,460	5.51%
Non-earning assets	1,674,486			1,779,908
Total assets	$15,726,341			$15,089,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$7,346,281	$23,621	0.65%	$6,637,512	$40,174	1.22%
Time deposits	1,899,673	15,693	1.66	1,923,457	17,541	1.84
Total interest-bearing deposits	9,245,954	39,314	0.86	8,560,969	57,715	1.36
Federal funds purchased	3,132	13	0.83	—	—	0.00
Securities sold under agreement to repurchase	146,404	722	0.99	147,623	1,264	1.73
FHLB and other borrowed funds	637,940	5,354	1.69	1,045,370	10,840	2.09
Subordinated debentures	369,749	9,978	5.43	368,981	10,498	5.74
Total interest-bearing liabilities	10,403,179	55,381	1.07%	10,122,943	80,317	1.60%
Non-interest-bearing liabilities
Non-interest-bearing deposits	2,724,537			2,496,604
Other liabilities	128,102			108,866
Total liabilities	13,255,818			12,728,413
Stockholders’ equity	2,470,523			2,360,776
Total liabilities and stockholders’ equity	$15,726,341			$15,089,189
Net interest spread			3.89%			3.91%
Net interest income and margin		$291,053	4.17%		$283,143	4.29%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and six months ended June 30, 2020 compared to the same period in 2019, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 5: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 over 2019			2020 over 2019
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$1,029	$(2,446)	$(1,417)	$1,659	$(3,503)	$(1,844)
Federal funds sold	(5)	(5)	(10)	10	(10)	—
Investment securities – taxable	207	(2,164)	(1,957)	913	(3,800)	(2,887)
Investment securities – non-taxable	876	(163)	713	715	(336)	379
Loans receivable	11,413	(18,316)	(6,903)	11,144	(23,818)	(12,674)
Total interest income	13,520	(23,094)	(9,574)	14,441	(31,467)	(17,026)
Interest expense:
Interest-bearing transaction and savings deposits	2,649	(15,468)	(12,819)	3,917	(20,470)	(16,553)
Time deposits	(395)	(1,379)	(1,774)	(215)	(1,633)	(1,848)
Federal funds purchased	—	—	—	7	6	13
Securities sold under agreement to repurchase	41	(411)	(370)	(10)	(532)	(542)
FHLB borrowed funds	(1,250)	(816)	(2,066)	(3,683)	(1,803)	(5,486)
Subordinated debentures	11	(351)	(340)	22	(542)	(520)
Total interest expense	1,056	(18,425)	(17,369)	38	(24,974)	(24,936)
Increase (decrease) in net interest income	$12,464	$(4,669)	$7,795	$14,403	$(6,493)	$7,910

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

During the three months ended June 30, 2020, we recorded $11.4 million of total credit loss expense compared to $1.3 million for the three months ended June 30, 2019.  For the six months ended June 30, 2020, we recorded $98.3 million of total credit loss expense compared to $1.3 million for the six months ended June 30. 2019.  This expense is comprised of the following components – investment securities, CECL double accounting for LH-Finance, CECL loan provision and CECL COVID-19 loan provision. During the six months ended June 30, 2020, we recorded $842,000 for credit losses on investments related to our sales tax bonds with lower debt coverage ratios as a result of COVID-19, $9.3 million for CECL double accounting for LH-Finance, $5.0 million for the normal CECL loan provision and $83.1 million for the CECL COVID-19 loan provision. Our CECL provisioning model is significantly tied to projected unemployment rates.  As a result of COVID-19, the unemployment rate projections significantly increased from January 1 to the end of June 2020, which resulted in the $83.1 million provision. In addition, net charge-offs to average total loans increased to 0.07% for the three months ended June 30, 2020 from 0.06% for the three months ended June 30, 2019. Net charge-offs to average total loans increased to 0.10% for the six months ended June 30, 2020 from 0.07% for the six months ended June 30, 2019..

Non-Interest Income

Total non-interest income was $25.0 million and $48.0 million for the three and six months ended June 30, 2020, compared to $23.1 million and $46.7 million for the same periods in 2019.  Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, increase in cash value of life insurance and dividends.

Table 6 measures the various components of our non-interest income for the three and six months ended June 30, 2020 and 2019, respectively, as well as changes for three and six months ended June 30, 2020 compared to the same period in 2019.

Table 6: Non-Interest Income

	Three Months Ended				Six Months Ended
	June 30,		2020 Change		June 30,		2020 Change
	2020	2019	from 2019		2020	2019	from 2019
	(Dollars in thousands)
Service charges on deposit accounts	$4,296	$6,259	$(1,963)	(31.4)%	$10,927	$12,660	$(1,733)	(13.7)%
Other service charges and fees	7,666	8,177	(511)	(6.2)	13,722	14,740	(1,018)	(6.9)
Trust fees	397	391	6	1.5	835	794	41	5.2
Mortgage lending income	6,196	3,457	2,739	79.2	8,817	5,892	2,925	49.6
Insurance commissions	533	515	18	3.5	1,211	1,124	87	7.7
Increase in cash value of life insurance	558	740	(182)	(24.6)	1,118	1,476	(358)	(24.3)
Dividends from FHLB, FRB, FNBB & other	230	1,149	(919)	(80.0)	8,072	4,654	3,418	73.4
Gain on sale of SBA loans	—	355	(355)	(100.0)	341	596	(255)	(42.8)
Gain (loss) on sale of branches, equipment and other assets, net	54	(129)	183	141.9	136	(50)	186	372.0
Gain (loss) on OREO, net	235	58	177	305.2	512	264	248	93.9
Fair value adjustment for marketable securities	919	—	919	100.0	(4,899)	—	(4,899)	100.0
Other income	3,939	2,094	1,845	88.1	7,158	4,588	2,570	56.0
Total non-interest income	$25,023	$23,066	$1,957	8.5%	$47,950	$46,738	$1,212	2.6%

Non-interest income increased $2.0 million, or 8.5%, to $25.0 million for three months ended June 30, 2020 from $23.1 million for the same period in 2019.  The primary factor that resulted in this increase was the impact of mortgage lending income which increased non-interest income by $2.7 million. Other factors were changes related to service charges on deposit accounts, other service charges and fees, dividends from FHLB, Federal Reserve Bank (“FRB”), First National Bankers Bank (“FNBB”) & other, and other income.

Additional details for the three months ended June 30, 2020 on some of the more significant changes are as follows:

•

The $2.0 million decrease in service charges on deposit accounts is primarily related to a decrease in overdraft fees resulting from changes in consumer spending habits leading consumers to hold higher deposit balances in response to the COVID-19 pandemic.

•	The $511,000 decrease in other service charges and fees is primarily related to a decrease in Centennial CFG property finance loan fees.
•	The $2.7 million increase in mortgage lending income is primarily due to the increase in volume of secondary market loan sales driven by the current low interest rate environment.
•	The $919,000 decrease in dividends from FHLB, FRB, FNBB & other is primarily due to a decrease in dividend income from the FRB and FHLB resulting from a reduction in FHLB and FRB stock balances.
•	The $355,000 decrease in SBA loans is due to no loans being sold during the second quarter of 2020.
•	The $919,000 gain in the fair value adjustment for marketable securities is related to the increase in the fair market value of a marketable security held by the Company.
•

The $1.8 million increase in other income is primarily due to a $1.4 million increase in additional income for items previously charged off, a $453,000 increase in gain on life insurance and a $177,000 increase in investment brokerage fee income.

Non-interest income increased $1.2 million, or 2.6% to $48.0 million for the six-month period ended June 30, 2020 from $46.7 million for the same period in 2019. The primary factor that resulted in this increase was the impact of the dividends from FHLB, FRB FNBB & other which increased non-interest income by $3.4 million for the six months ended June 30, 2020. Other factors were changes related to service charges on deposit accounts, other service charges and fees, mortgage lending income, dividends from FHLB, FRB, FNBB & other, gain (loss) on OREO and other income.

Additional details for the six months ended June 30, 2020 on some of the more significant changes are as follows:

•

The $1.7 million decrease in service charges on deposit accounts is primarily related to a decrease in overdraft fees resulting from changes in consumer spending habits leading consumers to hold higher deposit balances in response to the COVID-19 pandemic.

•	The $1.0 million decrease in other service charges and fees is primarily related to a decrease in Centennial CFG property finance loan fees.
•	The $358,000 decrease in the cash value of life insurance is due to the Company surrendering $47.5 million of underperforming separate account bank owned life insurance during 2019.
•	The $2.9 million increase in mortgage lending income is primarily due to the increase in volume of secondary market loan sales driven by the current low interest rate environment.
•

The $3.4 million increase in dividends from FHLB, FRB, FNBB & other is primarily the result of a $7.0 million special dividend from an equity investment received in the first quarter. This was partially offset by a decrease in dividend income from the FRB and FHLB.

•	The $255,000 decrease in SBA loans is due to no loans being sold during the second quarter of 2020.
•	The $4.9 million loss in the fair value adjustment for marketable securities is related to the decline in the fair market value of a marketable security held by the Company.
•

The $2.6 million increase in other income is primarily due to a $2.0 million increase in additional income for items previously charged off, a $452,000 increase in gain on life insurance and a $409,000 increase in investment brokerage fee income.

Non-Interest Expense

Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees, other professional fees and unfunded commitments expense.

Table 7 below sets forth a summary of non-interest expense for the three and six months ended June 30, 2020 and 2019, as well as changes for the three and six months ended June 30, 2020 compared to the same period in 2019.

Table 7: Non-Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		2020 Change		June 30,		2020 Change
	2020	2019	from 2019		2020	2019	from 2019
	(Dollars in thousands)
Salaries and employee benefits	$40,088	$37,976	$2,112	5.6%	$79,417	$75,812	$3,605	4.8%
Occupancy and equipment	10,172	8,853	1,319	14.9	19,045	17,676	1,369	7.7
Data processing expense	4,614	3,838	776	20.2	8,940	7,808	1,132	14.5
Other operating expenses:
Advertising	795	1,095	(300)	(27.4)	2,021	2,146	(125)	(5.8)
Merger and acquisition expense	—	—	—	—	711	—	711	100.0
Amortization of intangibles	1,486	1,587	(101)	(6.4)	3,003	3,173	(170)	(5.4)
Electronic banking expense	2,054	1,851	203	11.0	3,769	3,754	15	0.4
Directors’ fees	412	392	20	5.1	836	826	10	1.2
Due from bank service charges	239	282	(43)	(15.2)	462	520	(58)	(11.2)
FDIC and state assessment	1,846	1,655	191	11.5	3,394	3,365	29	0.9
Hurricane expense	—	—	—	—	—	897	(897)	(100.0)
Insurance	711	661	50	7.6	1,457	1,358	99	7.3
Legal and accounting	1,278	989	289	29.2	2,197	1,970	227	11.5
Other professional fees	1,735	2,306	(571)	(24.8)	4,961	5,118	(157)	(3.1)
Operating supplies	553	505	48	9.5	1,088	1,041	47	4.5
Postage	313	293	20	6.8	640	619	21	3.4
Telephone	310	306	4	1.3	634	609	25	4.1
Unfunded commitments	9,214	—	9,214	100.0	16,989	—	16,989	100.0
Other expense	4,352	5,035	(683)	(13.6)	8,857	9,989	(1,132)	(11.3)
Total non-interest expense	$80,172	$67,624	$12,548	18.6%	$158,421	$136,681	$21,740	15.9%

Non-interest expense increased $12.5 million, or 18.56%, to $80.2 million for the three months ended June 30, 2020 from $67.6 million for the same period in 2019.  The primary factor that resulted in this increase was the unfunded commitments expense incurred as a result of the Company adopting ASC 326. Other factors were changes related to salaries and employee benefits expense, merger and acquisition expense, and hurricane expense.

Additional details for the three months ended June 30, 2020 on some of the more significant changes are as follows:

•

The $2.1 million increase in salaries and employee benefits expense is primarily due to increased salary expense related to the normal increased cost of doing business and additional employees hired as a result of the increased regulatory environment.

•

The $1.3 million increase in occupancy and equipment is primarily related to increased depreciation expense due to the write-off of the Company’s Marathon, Florida branch office, which the Company made the strategic decision to demolish and rebuild at its existing location.

•	The $776,000 increase in data processing expense is primarily related to an increase in software, licensing, software maintenance and internet banking/cash management expenses.
•

The $9.2 million increase in unfunded commitments expense is due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from March 31, 2020 to June 30, 2020, due to COVID-19, as the Company’s provisioning model is significantly tied to projected unemployment rates.

Non-interest expense increased $21.7 million, or 15.9%, to $158.4 million for the six months ended June 30, 2020 from $136.7 million for the same period in 2019.  The primary factor that resulted in this increase was the unfunded commitments expense incurred as a result of the Company adopting ASC 326. Other factors were changes related to salaries and employee benefits expense, merger and acquisition expense, and hurricane expense.

Additional details for the six months ended June 30, 2020 on some of the more significant changes are as follows:

•

The $3.6 million increase in salaries and employee benefits expense is primarily due to increased salary expense related to the normal increased cost of doing business and additional employees hired as a result of the increased regulatory environment.

•

The $1.4 million increase in occupancy and equipment is primarily related to increased depreciation expense due to the write-off of the Company’s Marathon, Florida branch office during the second quarter of 2020. The Company made the strategic decision to demolish and rebuild the branch at its existing location.

•	The $1.1 million increase in data processing expense is primarily related to an increase in software, licensing, software maintenance and internet banking/cash management expenses.

•	The $711,000 in merger and acquisition expense is related to the acquisition of LH-Finance during the first quarter of 2020.

•	The $897,000 in hurricane expense incurred during the first quarter of 2019 was related to damages from Hurricane Michael which made landfall in Mexico Beach, Florida on October 10, 2018.

•

The $17.0 million increase in unfunded commitments expense is due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from January 1, 2020 to June 30, 2020, due to COVID-19, as the Company’s provisioning model is significantly tied to projected unemployment rates.

Income Taxes

Income tax expense decreased $3.7 million, or 16.1%, to $19.3 million for the three-month period ended June 30, 2020, from $22.9 million for the same period in 2019. Income tax expense decreased $29.4 million, or 64.3%, to $16.3 million for the six-month period ended June 30, 2020, from $45.7 million for the same period in 2019. The effective income tax rate was 23.45% and 20.49% for the three and six-month period ended June 30, 2020, compared to 24.12% and 24.14% for the same periods in 2019.  The reduction in income tax expense and the effective tax rate for the three and six-month periods ended June 30, 2020 compared to the same periods in 2019 was due to a pre-tax net loss reported for the three-month period ended March 31, 2020.

Financial Condition as of and for the Period Ended  June 30, 2020 and December 31, 2019

Our total assets as of June 30, 2020 increased $1.86 billion to $16.90 billion from the $15.03 billion reported as of December 31, 2019.  Cash and cash equivalents increased $725.1 million, or 147.8%, for the six months ended June 30, 2020. Our loan portfolio balance increased to $11.96 billion as of June 30, 2020 from $10.87 billion at December 31, 2019. The increase in the loan portfolio is primarily due to the $848.6 million of PPP loans made during the second quarter of 2020 as well as the acquisition of $406.2 million of loans from LH-Finance during the first quarter of 2020. Total deposits increased $1.90 billion to $13.18 billion as of June 30, 2020 from $11.28 billion as of December 31, 2019.  Stockholders’ equity decreased $19.4 million to $2.49 billion as of June 30, 2020, compared to $2.51 billion as of December 31, 2019.  The $19.4 million decrease in stockholders’ equity is primarily associated with the $44.0 million impact of the adoption of ASC 326, $43.1 million of shareholder dividends paid and stock repurchases of $23.9 million in 2020, partially offset by $22.8 million in other comprehensive income and $63.3 million in net income for the six months ended June 30, 2020.

Loan Portfolio

Loans Receivable

Our loan portfolio averaged $11.79 billion and $11.00 billion during the three months ended June 30, 2020 and 2019, respectively. Our loan portfolio averaged $11.40 billion and $11.02 billion during the six months ended June 30, 2020 and 2019, respectively.  Loans receivable were $11.96 billion and $10.87 billion as of June 30, 2020 and December 31, 2019, respectively.

The CARES Act was passed by Congress and signed into law on March 27, 2020. The CARES Act includes an allocation for loans to be issued by financial institutions through the Small Business Administration (“SBA”). This program is known as the Paycheck Protection Program. PPP loans are forgivable, in whole or in part, so long as employee and compensation levels of the borrower are maintained and the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1.00% to 5.00%, based on the size of the loan. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/HCEA Act”) was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. The PPP/HCEA Act authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA. As of June 30, 2020, the Company had $848.6 million of PPP loans. This balance consists of $570,000 in agricultural loans, $775.6 million in commercial & industrial loans, $215,000 in consumer loans and $72.2 million in other loans.From December 31, 2019 to June 30, 2020, the Company experienced an increase of approximately $1.09 billion in loans.  The increase in the loan portfolio is primarily due to the $848.6 million of PPP loans made during the second quarter of 2020 as well as the acquisition of $406.2 million of loans from LH-Finance during the first quarter of 2020.  Including the effects of PPP loan originations, Centennial CFG experienced $161.4 million of organic loan growth during the first six months of 2020, while the remaining footprint experienced $518.4 million of organic loan growth during the first six months of 2020.

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property.  Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York.  Loans receivable were approximately $3.81 billion, $5.23 billion, $236.7 million, $918.5 million and $1.76 billion as of June 30, 2020 in Arkansas, Florida, Alabama, SPF and Centennial CFG, respectively.

As of June 30, 2020, we had approximately $451.3 million of construction land development loans which were collateralized by land.  This consisted of approximately $124.6 million for raw land and approximately $326.7 million for land with commercial and or residential lots.

Table 8 presents our loans receivable balances by category as of June 30, 2020 and December 31, 2019.

Table 8: Loans Receivable

	As of	As of
	June 30, 2020	December 31, 2019
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$4,325,795	$4,412,769
Construction/land development	1,818,151	1,776,689
Agricultural	105,554	88,400
Residential real estate loans:
Residential 1-4 family	1,730,716	1,819,221
Multifamily residential	482,635	488,278
Total real estate	8,462,851	8,585,357
Consumer	851,344	511,909
Commercial and industrial	2,228,816	1,528,003
Agricultural	80,023	63,644
Other	332,709	180,797
Total loans receivable	$11,955,743	$10,869,710

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

As of June 30, 2020, commercial real estate loans totaled $6.25 billion, or 52.3% of loans receivable, as compared to $6.28 billion, or 57.8% of loans receivable, as of December 31, 2019.  Commercial real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $2.17 billion, $2.92 billion, $116.5 million, zero and $1.05 billion at June 30, 2020, respectively.

Residential Real Estate Loans.  We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas.  Approximately 33.1% and 55.4% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of June 30, 2020, with the remaining 11.5% relating to condos and mobile homes.  Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of June 30, 2020, residential real estate loans totaled $2.21 billion, or 18.5% of loans receivable, compared to $2.31 billion, or 21.2% of loans receivable, as of December 31, 2019.  Residential real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $781.8 million, $1.20 billion, $65.2 million, zero and $163.0 million at June 30, 2020, respectively.

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

As of June 30, 2020, consumer loans totaled $851.3 million, or 7.1% of loans receivable, compared to $511.9 million, or 4.7% of loans receivable, as of December 31, 2019.  Consumer loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $33.6 million, $11.3 million, $1.1 million, $805.3 million ($331.4 million of which was acquired from LH-Finance during the first quarter of 2020) and zero at June 30, 2020, respectively.

Commercial and Industrial Loans.  Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally, accounts receivable are financed at between 50% and 80% of accounts receivable less than 60 days past due. Inventory financing will range between 50% and 80% (with no work in process) depending on the borrower and nature of inventory. We require a first lien position for those loans.

As of June 30, 2020, commercial and industrial loans totaled $2.23 billion, or 18.6% of loans receivable, compared to $1.53 billion, or 14.1% of loans receivable, as of December 31, 2019.  Commercial and industrial loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $660.1 million, $955.7 million, $51.5 million, $113.2 million ($74.8 million of which was acquired from LH-Finance during the first quarter of 2020) and $448.3 million at June 30, 2020, respectively.

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

Table 9 sets forth information with respect to our non-performing assets as of June 30, 2020 and December 31, 2019.  As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 9: Non-performing Assets

	As of	As of
	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Non-accrual loans	$52,074	$47,607
Loans past due 90 days or more (principal or interest payments)	7,824	7,238
Total non-performing loans	59,898	54,845
Other non-performing assets
Foreclosed assets held for sale, net	6,292	9,143
Other non-performing assets	247	447
Total other non-performing assets	6,539	9,590
Total non-performing assets	$66,437	$64,435
Allowance for credit losses to non-performing loans	397.91%	186.20%
Non-performing loans to total loans	0.50	0.50
Non-performing assets to total assets	0.39	0.43

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

Total non-performing loans were $59.9 million and $54.8 million as of June 30, 2020 and December 31, 2019, respectively.  Non-performing loans at June 30, 2020 were $16.3 million, $38.3 million, $499,000, $4.8 million and zero in the Arkansas, Florida, Alabama, SPF and Centennial CFG markets, respectively.

During the first six months of 2020, the COVID-19 pandemic has had a significant impact on global markets driven by supply chain and production disruptions, workforce restrictions, travel restrictions, retail closures, and reduced consumer spending and sentiment, amongst other factors.  The global and economic impacts of the coronavirus continue to evolve, and the Company is continuing to closely monitor the situation. While the Company believes our allowance for credit losses is adequate at June 30, 2020, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for credit losses during 2020.  Our CECL provisioning model is significantly tied to projected unemployment rates.  As a result of COVID-19, the unemployment rate projections significantly increased from January 1 to the end of June 2020 which resulted in an $83.1 million provision. Further the Company also recorded a normal CECL provision of $5.0 million for the six months ended June 30, 2020.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.  In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months.  For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan.  Only non-performing restructured loans are included in our non-performing loans.  As of June 30, 2020, we had $11.4 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $8.9 million, our Arkansas market contains $2.1 million and our Alabama market contains $381,000 of these restructured loans.

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

Section 4013 of the CARES Act enacted in March 2020 provides financial institutions optional temporary relief from the TDR classification requirements for certain COVID-19 related loan modifications. Specifically, financial institutions may elect to suspend TDR classification for certain loan modifications related to COVID-19 made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after termination of the President’s national emergency declaration for COVID-19. Further, financial institutions do not need to determine impairment associated with certain loan concessions that would otherwise have been required for TDRs (e.g., interest rate concessions, payment deferrals, or loan extensions). On April 7, 2020, the Federal Reserve Board and the other federal bank regulatory agencies issued an interagency statement clarifying the relationship between the Section 4013 of the CARES Act and previous guidance issued by the agencies on March 22, 2020. This interagency statement encourages financial institutions to work prudently with borrowers who are or may be unable to meet their payment obligations because of COVID-19 and states that the agencies view loan modification programs as positive actions that can mitigate adverse effects on borrowers due to COVID-19. The Company has not relied on Section 4013 of the CARES Act in accounting for loan modifications as of June 30, 2020 and is currently evaluating this optional accounting treatment for future periods.

The majority of the Bank’s loan modifications relates to commercial lending and involves reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan.  At June 30, 2020 and December 31, 2019, the amount of TDRs was $13.1 million and $16.3 million, respectively. As of June 30, 2020 and December 31, 2019, 86.4% and 74.6%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $6.3 million as of June 30, 2020, compared to $9.1 million as of December 31, 2019 for a decrease of $2.9 million.  The foreclosed assets held for sale as of June 30, 2020 are comprised of $2.6 million of assets located in Arkansas, $3.7 million of assets located in Florida, $34,000 located in Alabama and zero from SPF and Centennial CFG.

During the first six months of 2020, we had one foreclosed property with a carrying value greater than $1.0 million.  The  property was a development property in Florida acquired from The Bank of Commerce with a carrying value of $2.1 million at June 30, 2020. The Company does not currently anticipate any additional losses on this property.  As of June 30, 2020, no other foreclosed assets held for sale have a carrying value greater than $1.0 million.

Table 10 shows the summary of foreclosed assets held for sale as of June 30, 2020 and December 31, 2019.

Table 10: Foreclosed Assets Held For Sale

	As of	As of
	June 30, 2020	December 31, 2019
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,571	$3,528
Construction/land development	3,346	3,218
Residential real estate loans
Residential 1-4 family	1,375	2,397
Total foreclosed assets held for sale	$6,292	$9,143

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of June 30, 2020 and December 31, 2019, impaired loans were $86.8 million and $78.9 million, respectively.  The amortized cost balance for loans with a specific allocation increased from $11.9 million to $17.9 million, and the specific allocation for impaired loans increased by approximately $2.9 million for the period ended June 30, 2020 compared to the period ended December 31, 2019.  As of June 30, 2020, our Arkansas, Florida, Alabama, SPF and Centennial CFG markets accounted for approximately $30.0 million, $51.2 million, $880,000, $4.8 million and zero of the impaired loans, respectively.

As of June 30, 2020 and December 31, 2019, there was not a material amount of purchased loans with deteriorated credit quality on non-accrual status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income.  Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 11 shows the summary of non-accrual loans as of June 30, 2020 and December 31, 2019:

Table 11: Total Non-Accrual Loans

	As of	As of
	June 30, 2020	December 31, 2019
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,263	$10,966
Construction/land development	1,576	1,359
Agricultural	1,108	1,094
Residential real estate loans
Residential 1-4 family	17,615	20,314
Multifamily residential	305	331
Total real estate	29,867	34,064
Consumer	3,263	1,632
Commercial and industrial	17,700	10,692
Agricultural	1,244	1,218
Other	—	1
Total non-accrual loans	$52,074	$47,607

If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $858,000 and $624,000, respectively, would have been recorded for the three-month periods ended June 30, 2020 and 2019. If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.7 million and $1.3 million, respectively, would have been recorded for the six-month periods ended June 30, 2020 and 2019. The interest income recognized on non-accrual loans for the three and six months ended June 30, 2020 and 2019 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of June 30, 2020 and December 31, 2019:

Table 12: Loans Accruing Past Due 90 Days or More

	As of	As of
	June 30, 2020	December 31, 2019
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,617	$3,194
Construction/land development	1,450	1,821
Residential real estate loans
Residential 1-4 family	2,060	1,614
Total real estate	6,127	6,629
Consumer	981	317
Commercial and industrial	716	292
Total loans accruing past due 90 days or more	$7,824	$7,238

Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.50% at both June 30, 2020 and December 31, 2019.

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

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies:

•	Management has a reasonable expectation at the reporting date that troubled debt restructuring will be executed with an individual borrower.
•	The extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

Loans Collectively Evaluated for Impairment.  Loans receivable collectively evaluated for impairment increased by approximately $1.09 billion from $10.66 billion at December 31, 2019 to $11.75 billion at June 30, 2020. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment was 1.96% and 0.91% at June 30, 2020 and December 31, 2019, respectively.

Charge-offs and Recoveries.  Total charge-offs increased to $2.6 million for the three months ended June 30, 2020, compared to $2.3 million for the same period in 2019. Total charge-offs increased to $6.8 million for the six months ended June 30, 2020, compared to $5.7 million for the same period in 2019. Total recoveries decreased to $558,000 for the three months ended June 30, 2020, compared to $663,000 for the same period in 2019.  Total recoveries decreased to $1.3 million for the six months ended June 30, 2020, compared to $1.6 million for the same period in 2019. For the three months ended June 30, 2020, net charge-offs were $166,000 for Arkansas, $1.9 million for Florida and zero for Centennial CFG, while Alabama and SPF had $2,000 and $1,000 in net recoveries. These equal a net charge-off position of $2.0 million. For the six months ended June 30, 2020, net charge-offs were $1.1 million for Arkansas, $4.4 million for Florida, $6,000 for Alabama and zero for SPF and Centennial CFG. These equal a net charge-off position of $5.5 million.

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

Table 13 shows the allowance for credit losses, charge-offs and recoveries as of and for the three and six months ended June 30, 2020 and 2019.

Table 13: Analysis of Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Balance, beginning of period	$228,923	$106,357	$102,122	$108,791
Impact of adopting ASC 326	—	—	43,988	—
Allowance for credit losses on acquired loans	—	—	357	—
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	1,490	1,163	2,009	1,502
Construction/land development	398	26	443	1,312
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	18	125	357	661
Multifamily residential	—	—	—	—
Total real estate	1,906	1,314	2,809	3,475
Consumer	12	163	28	202
Commercial and industrial	346	305	3,150	1,009
Agricultural	—	—	—	—
Other	318	497	860	984
Total loans charged off	2,582	2,279	6,847	5,670
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	235	13	485	204
Construction/land development	5	95	15	118
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	77	149	237	496
Multifamily residential	—	3	—	8
Total real estate	317	260	737	826
Consumer	10	17	53	37
Commercial and industrial	41	222	106	404
Agricultural	—	—	—	—
Other	190	164	402	353
Total recoveries	558	663	1,298	1,620
Net loans charged off (recovered)	2,024	1,616	5,549	4,050
Provision for credit losses	11,441	1,325	97,422	1,325
Balance, June 30	$238,340	$106,066	$238,340	$106,066
Net charge-offs (recoveries) to average loans receivable	0.07%	0.06%	0.10%	0.07%
Allowance for credit losses to total loans	1.99	0.96	1.99	0.96
Allowance for credit losses to net charge-offs (recoveries)	2,928	1,636	2,136	1,299

Table 14 presents the allocation of allowance for credit losses as of June 30, 2020 and December 31, 2019.

Table 14: Allocation of Allowance for Credit Losses

	As of June 30, 2020		As of December 31, 2019
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$81,688	36.2%	$32,776	40.6%
Construction/land development	45,025	15.2	26,433	16.3
Agricultural	1,647	0.9	753	0.8
Residential real estate loans:
Residential 1-4 family	36,478	14.5	16,758	16.7
Multifamily residential	3,440	4.0	3,377	4.5
Total real estate	168,278	70.8	80,097	78.9
Consumer	22,020	7.1	1,906	4.7
Commercial and industrial	43,442	18.6	16,615	14.1
Agricultural	757	0.7	3,504	0.6
Other	3,843	2.8	—	1.7
Total allowance for credit losses	$238,340	100.0%	$102,122	100.0%

(1)Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue.  Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity.  Fair values of securities are based on quoted market prices where available.  If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.  The estimated effective duration of our securities portfolio was 2.4 years as of June 30, 2020.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale.  Available-for-sale securities were $2.24 billion and $2.08 billion as June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, $1.22 billion, or 54.3%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $1.21 billion, or 58.2%, of our available-for-sale securities as of December 31, 2019.  To reduce our income tax burden, $654.7 million, or 29.3%, of our available-for-sale securities portfolio as of June 30, 2020, were primarily invested in tax-exempt obligations of state and political subdivisions, compared to $439.6 million, or 21.1%, of our available-for-sale securities as of December 31, 2019. We had $333.3 million, or 14.9%, invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2020, compared to $397.6 million, or 19.1%, of our available-for-sale securities as of December 31, 2019. Also, we had approximately $35.0 million, or 1.6%, invested in other securities as of June 30, 2020, compared to $33.0 million, or 1.6% of our available-for-sale securities as of December 31, 2019.

Beginning January 1, 2020, the Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. For the three months ended March 30, 2020, the Company determined a provision for credit losses of $842,000 was necessary for a portion of the state and political subdivision portfolio due to sales tax bonds with lower debt coverage ratios as a result of COVID-19.  For the three months ended June 30, 2020, the Company determined that no additional provision for credit losses was necessary for the portfolio.

See Note 3 “Investment Securities” in the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.

Deposits

Our deposits averaged $12.55 billion and $11.97 billion for the three and six months ended June 30, 2020, respectively.  Total deposits were $13.18 billion as of June 30, 2020, and $11.28 billion as of December 31, 2019.  Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers.  Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit.  Deposits are gathered from individuals, partnerships and corporations in our market areas.  In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 15 reflects the classification of the brokered deposits as of June 30, 2020 and December 31, 2019.

Table 15: Brokered Deposits

	June 30, 2020	December 31, 2019
	(In thousands)
Time Deposits	$30,000	$95,399
CDARS	109	109
Insured Cash Sweep and Other Transaction Accounts	689,212	484,169
Total Brokered Deposits	$719,321	$579,677

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve lowered the target rate three times during 2019. First, the target rate was lowered to 2.00% to 2.25% on July 31, 2019; second, the rate was lowered on September 18, 2019 to 1.75% to 2.00%; and third, the rate was lowered on October 30, 2019 to 1.50% to 1.75%. The Federal reserve lowered the target rate two time in 2020. First, the target rate was lowered to 1.00% to 1.25% on March 3, 2020; second, the rate was lowered to 0.00% to 0.25% on March 15, 2020. The target rate is currently at 0.00% to 0.25% as of June 30, 2020, which has decreased from the target rate of 2.25% to 2.50% as of June 30, 2019.

Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and six-month periods ended June 30, 2020 and 2019.

Table 16: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2020		2019
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$3,038,490	—%	$2,553,060	—%
Interest-bearing transaction accounts	6,963,456	0.44	6,045,890	1.34
Savings deposits	687,803	0.13	631,793	0.27
Time deposits:
$100,000 or more	1,440,660	1.72	1,473,372	2.08
Other time deposits	414,966	1.10	469,948	1.24
Total	$12,545,375	0.48%	$11,174,063	1.07%

	Six Months Ended June 30,
	2020		2019
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$2,724,537	—%	$2,496,604	—%
Interest-bearing transaction accounts	$6,677,921	0.69	6,008,963	1.32
Savings deposits	$668,360	0.17	628,549	0.26
Time deposits:
$100,000 or more	1,476,053	1.80	1,454,874	2.06
Other time deposits	423,620	1.17	468,583	1.16
Total	$11,970,491	0.66%	$11,057,573	1.05%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced.  Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $19.1 million, or 13.3%, from $143.7 million as of December 31, 2019 to $162.9 million as of June 30, 2020.

FHLB and Other Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $531.4 million and $621.4 million at June 30, 2020 and December 31, 2019, respectively. The Company had no other borrowed funds as of June 30, 2020 or December 31, 2019. At June 30, 2020, all of the outstanding balances were classified as long-term advances.  At December 31, 2019, $75.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively. Our remaining FHLB borrowing capacity was $2.77 billion and $2.79 billion as of June 30, 2020 and December 31, 2019, respectively. The FHLB advances mature from 2020 to 2033 with fixed interest rates ranging from 1.76% to 2.85%. Maturities of borrowings as of June 30, 2020 include: 2020 – $131.4 million; 2021 – zero; 2022 – zero; 2023 – zero; 2024 – zero; after 2024 – $400.0 million.  Expected maturities could differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $369.9 million and $369.6 million as of June 30, 2020 and December 31, 2019, respectively.

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

Stockholders’ Equity

Stockholders’ equity was $2.49 billion at June 30, 2020 compared to $2.51 billion at December 31, 2019. The $19.4 million decrease in stockholders’ equity is primarily associated with the $44.0 million impact of the adoption of ASC 326, $43.1 million of shareholder dividends paid and stock repurchases of $23.9 million in 2020, which was partially offset by $22.8 million in other comprehensive income and $63.3 million in net income for the six months ended June 30, 2020. The annualized decrease in stockholders’ equity for the first six months of 2020 was 1.6%. As of June 30, 2020 and December 31, 2019, our equity to asset ratio was 14.8% and 16.7%, respectively.  Book value per share was $15.09 as of June 30, 2020, compared to $15.10 as of December 31, 2019, a 0.1% annualized decrease.

Common Stock Cash Dividends.  We declared cash dividends on our common stock of $0.13 per share for the three months ended June 30, 2020 and 2019.  The common stock dividend payout ratio for the three months ended June 30, 2020 and 2019 was 34.2% and 30.2%, respectively.  The common stock dividend payout ratio for the six months ended June 30, 2020 and 2019 was 68.0% and 29.4%, respectively.  On July 17, 2020, the Board of Directors declared a regular $0.13 per share quarterly cash dividend payable September 2, 2020, to shareholders of record August 12, 2020.

Stock Repurchase Program.  On January 18, 2019, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the remaining amount of authorized shares to repurchase to 9,919,447 shares.  During the first three months of 2020, the Company utilized a portion of this stock repurchase program. We repurchased a total of 1,423,560 shares with a weighted-average stock price of $16.73 per share during the first three months of 2020.  The Company did not repurchase any stock during the second quarter of 2020. The remaining balance available for repurchase was 3,953,665 shares at June 30, 2020.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2020 and December 31, 2019, we met all regulatory capital adequacy requirements to which we were subject.

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

Table 17 presents our risk-based capital ratios on a consolidated basis as of June 30, 2020 and December 31, 2019.

Table 17: Risk-Based Capital

	As of June 30, 2020	As of December 31, 2019
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$2,492,146	$2,511,531
ASC 326 transitional period adjustment	55,549	—
Goodwill and core deposit intangibles, net	(1,006,129)	(994,554)
Unrealized (gain) loss on available-for-sale securities	(39,007)	(16,221)
Total common equity Tier 1 capital	1,502,559	1,500,756
Qualifying trust preferred securities	71,055	70,984
Total Tier 1 capital	1,573,614	1,571,740
Tier 2 capital
Allowance for credit losses	238,340	102,122
ASC 326 transitional period adjustment	(55,549)	—
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(26,082)	—
Qualifying allowance for credit losses	156,709	102,122
Qualifying subordinated notes	298,884	298,573
Total Tier 2 capital	455,593	400,695
Total risk-based capital	$2,029,207	$1,972,435
Average total assets for leverage ratio	$15,350,563	$13,949,814
Risk weighted assets	$12,488,405	$12,066,643
Ratios at end of period
Common equity Tier 1 capital	12.03%	12.44%
Leverage ratio	10.25	11.27
Tier 1 risk-based capital	12.60	13.03
Total risk-based capital	16.25	16.35
Minimum guidelines – Basel III phase-in schedule
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.500
Total risk-based capital	10.50	10.500
Minimum guidelines – Basel III fully phased-in
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

In Table 18 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 18: Earnings, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$62,827	$72,164	$63,334	$143,514
Adjustments:
Outsourced special project	—	—	1,092	900
Merger and acquisition expense	—	—	711	—
Fair value adjustment for marketable securities	(919)	—	4,899	—
Unfunded commitment expense(1)	9,214	—	16,989	—
Provision for credit losses(2)	11,441	1,325	98,264	1,325
Special dividend from equity investment	—	—	(7,004)	(2,134)
Branch write-off expense	981	—	981	—
Hurricane expense	—	—	—	897
Total adjustments	20,717	1,325	115,932	988
Tax-effect of adjustments (3)	5,414	342	30,299	249
Adjustments after-tax	15,303	983	85,633	739
Florida tax savings	—	252	—	497
Total adjustments after-tax (B)	15,303	1,235	85,633	1,236
Earnings, as adjusted (C)	$78,130	$73,399	$148,967	$144,750
Average diluted shares outstanding (D)	165,163	167,791	165,588	168,686
GAAP diluted earnings per share: A/D	$0.38	$0.43	$0.38	$0.85
Adjustments after-tax B/D	0.09	0.01	0.52	0.01
Diluted earnings per common share, as adjusted: C/D	$0.47	$0.44	$0.90	$0.86

(1)

The total amount of the unfunded commitment expense was due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from January 1, 2020 to June 30, 2020, due to COVID-19, as the Company’s provisioning model is significantly tied to projected unemployment rates.

(2)

The provision for credit losses for the three months ended June 30, 2020 is entirely related to COVID-19, and the provision for credit losses for the six months ended June 30, 2020 consists of the following components: provision for credit loss – investment securities: $842,000; provision for credit loss – acquired loans: $9.3 million; COVID-19 provision for credit loss - loans: $83.1 million; normal provision for credit loss – loans: $5 million.

(3)	Blended statutory tax rate of 25.819% for the three months ended June 30, 2019 and 26.135% for the three and six months ended June 30, 2020.

We had $1.01 billion, $995.0 million, and $998.1 million total goodwill, core deposit intangibles and other intangible assets as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets, as adjusted, return on average tangible equity excluding intangible amortization, return on average tangible equity, as adjusted, and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 19 through 22, respectively.

Table 19: Tangible Book Value Per Share

	As of June 30, 2020	As of December 31, 2019
	(In thousands, except per share data)
Book value per share: A/B	$15.09	$15.10
Tangible book value per share: (A-C-D)/B	8.99	9.12
(A) Total equity	$2,492,146	$2,511,531
(B) Shares outstanding	165,206	166,373
(C) Goodwill	$973,025	$958,408
(D) Core deposit and other intangibles	33,569	36,572

Table 20: Return on Average Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Return on average assets: A/D	1.55%	1.92%	0.81%	1.92%
Return on average assets excluding intangible amortization: B/(D-E)	1.68	2.09	0.90	2.09
Return on average assets excluding branch write-off expense, unfunded commitment expense, provision for credit losses, fair value adjustment for marketable securities, outsourced special project expense, merger and acquisition expenses, special dividend from equity investment, hurricane expense and Florida tax savings: (ROA, as adjusted): (A+C)/D	1.93	1.95	1.90	1.93
(A) Net income	$62,827	$72,164	$63,334	$143,514
Intangible amortization after-tax	1,098	1,177	2,219	2,354
(B) Earnings excluding intangible amortization	$63,925	$73,341	$65,553	$145,868
(C) Adjustments after-tax	$15,303	$1,235	$85,633	$1,236
(D) Average assets	16,319,206	15,098,600	15,726,341	15,089,189
(E) Average goodwill, core deposits and other intangible assets	1,007,307	998,898	1,003,156	999,692

Table 21: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Return on average equity: A/D	10.27%	12.18%	5.16%	12.26%
Return on average common equity excluding branch write-off expense, unfunded commitment expense, provision for credit losses, fair value adjustment for marketable securities, outsourced special project expense, merger and acquisition expenses, special dividend from equity investment, hurricane expense and Florida tax savings: (ROE, as adjusted) ((A+C)/D)	12.77	12.39	12.13	12.36
Return on average tangible common equity: (A/(D-E))	17.40	21.01	8.68	21.26
Return on average tangible equity excluding intangible amortization: B/(D-E)	17.70	21.35	8.98	21.61
Return on average tangible common equity excluding branch write-off expense, unfunded commitment expense, provision for credit losses, fair value adjustment for marketable securities, outsourced special project expense, merger and acquisition expenses, special dividend from equity investment, hurricane expense and Florida tax savings: (ROTCE, as adjusted) ((A+C)/(D-E))	21.63	21.37	20.42	21.45
(A) Net income	$62,827	$72,164	$63,334	$143,514
(B) Earnings excluding intangible amortization	63,925	73,341	65,553	145,868
(C) Adjustments after-tax	15,303	1,235	85,633	1,236
(D) Average equity	2,459,941	2,376,718	2,470,523	2,360,776
(E) Average goodwill, core deposits and other intangible assets	1,007,307	998,898	1,003,156	999,692

Table 22: Tangible Equity to Tangible Assets

	As of June 30, 2020	As of December 31, 2019
	(Dollars in thousands)
Equity to assets: B/A	14.75%	16.71%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.35	10.80
(A) Total assets	$16,895,406	$15,032,047
(B) Total equity	2,492,146	2,511,531
(C) Goodwill	973,025	958,408
(D) Core deposit and other intangibles	33,569	36,572

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

Table 23: Efficiency Ratio, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net interest income (A)	$148,667	$140,987	$288,392	$280,457
Non-interest income (B)	25,023	23,066	47,950	46,738
Non-interest expense (C)	80,172	67,624	158,421	136,681
FTE Adjustment (D)	1,434	1,319	2,661	2,686
Amortization of intangibles (E)	1,486	1,587	3,003	3,173
Adjustments:
Non-interest income:
Special dividend from equity investments	$—	$—	$7,004	$2,134
Fair value adjustment for marketable securities	919	—	(4,899)	—
Gain (loss) on OREO, net	235	58	512	264
Gain (loss) on sale of branches, equipment and other assets, net	54	(129)	136	(50)
Total non-interest income adjustments (F)	$1,208	$(71)	$2,753	$2,348
Non-interest expense:
Branch write-off expense	$981	$—	$981	$—
Merger expense	—	—	711	—
Hurricane expenses	—	—	—	897
Outsourced special project expense	—	—	1,092	900
Unfunded commitment expense	9,214	—	16,989	—
Total non-interest expense adjustments (G)	$10,195	$—	$19,773	$1,797
Efficiency ratio (reported): ((C-E)/(A+B+D))	44.93%	39.93%	45.85%	40.47%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	39.38%	39.92%	40.34%	40.21%

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

Due to the COVID-19 pandemic, the Company made a strategic decision to increase our liquidity position for the period ended June 30, 2020. Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, unpledged available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs.  As of June 30, 2020, our cash and cash equivalents were $1.22 billion, or 7.2% of total assets, compared to $490.6 million, or 3.3% of total assets, as of December 31, 2019.  Our unpledged available-for-sale investment securities and federal funds sold were $1.12 billion and $2.08 billion as of June 30, 2020 and December 31, 2019, respectively.

         As of June 30, 2020, our investment portfolio was comprised of approximately $1.53 billion or 70.1% of securities which mature in less than five years.  As of June 30, 2020 and December 31, 2019, $1.12 billion and $865.4 million, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. The Company defines the liquidity ratio as the sum of cash, unpledged securities and federal funds sold divided by total liabilities. The Company’s liquidity ratio was 16.2% as of June 30, 2020 compared to 13.7% as of December 31, 2019.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of June 30, 2020, our total deposits were $13.18 billion, or 78.0% of total assets, compared to $11.28 billion, or 75.0% of total assets, as of December 31, 2019. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

In the event that additional short-term liquidity is needed to temporarily satisfy our liquidity needs, we have established and currently maintain lines of credit with the Federal Reserve Bank (“Federal Reserve”) and First National Bankers Bank to provide short-term borrowings in the form of federal funds purchases.  In addition, we maintain lines of credit with two other financial institutions.

As of June 30, 2020 and December 31, 2019, we could have borrowed under these lines of credit up to $336.2 million and $325.6 million, respectively, on a secured basis from the Federal Reserve, up to $30.0 million from First National Bankers’ Bank on an unsecured basis, up to $20.0 million from First National Bankers Bank on a secured basis and up to $45.0 million in the aggregate from other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $531.4 million and $621.4 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, all of the outstanding balances were classified as long-term advances. At December 31, 2019, $75.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively. Our FHLB borrowing capacity was $2.77 billion and $2.79 billion as of June 30, 2020 and December 31, 2019, respectively.

We also have the ability to borrow funds under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (the “PPPLF”) which was established to facilitate lending by financial institutions to small businesses under the PPP by providing term financing to participating financial institutions. Under the PPPLF, the Federal Reserve will lend to eligible and participating financial institutions on a non-recourse basis up to the aggregate principal balance of the PPP loans originated or purchased by the financial institution, with the PPP loans serving as collateral for the PPPLF borrowing.  As of June 30, 2020, we could have borrowed up to $848.6 million from the Federal Reserve under the PPPLF.  Borrowings under the PPPLF mature upon the maturity of each underlying PPP loan and will be accelerated in the event the underlying PPP loan goes into default or the eligible borrower sells the PPP loan to the SBA to realize on the SBA guarantee, and to the extent the eligible borrower receives any loan forgiveness reimbursement from the SBA. Extensions of credit under the PPPLF are available through December 31, 2020.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively.  At June 30, 2020, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 24 presents our sensitivity to net interest income as of June 30, 2020.

Table 24: Sensitivity of Net Interest Income

Percentage
Change
Interest Rate Scenario	from Base
Up 200 basis points	10.01%
Up 100 basis points	5.22
Down 100 basis points	(3.05)
Down 200 basis points	(6.50)

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

As of June 30, 2020, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 17.2%. During the COVID-19 pandemic, the Company has participated in the PPP loan program under the CARES Act. The Company has originated $848.6 million of PPP loans during the three months ended June 30, 2020. In addition, total deposits have increased by $1.66 billion, $988.7 million of which were demand and non-interest-bearing deposits, for the three months ended June 30, 2020. This has left the Company with approximately $1.00 billion at the Federal Reserve as of June 30, 2020. For the Company’s gap analysis, the PPP loans fell into the 0-12 months and 1-2 year time periods due to maturities and prepayment factors applied to PPP loans. The outflow of PPP funds from the Bank has been slow and, in some cases, has been offset by inflows of other non-interest-bearing deposit. This, along with the rise in demand and non-interest-bearing deposits and the resulting increase in cash on hand, has caused an uneven shift in the sensitivity of the repricing gap between short-term assets and liabilities. Although PPP loans have maturities of two years, a large percentage of these loans are anticipated to receive SBA forgiveness and be repaid in advance of stated maturities. The Company believes the repricing gap would have been more in line with historical experiences had it not been for the funding of the PPP loans. The Company feels that funding these loans was both beneficial and necessary for our customers in light of the current economic environment and believes the one-year repricing gap increase is temporary in nature.

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

Table 25 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of June 30, 2020.

Table 25: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$1,030,609	$—	$—	$—	$—	$—	$—	$1,030,609
Federal funds sold	—	—	—	—	—	—	—	—
Investment securities	393,996	118,711	143,972	174,674	277,708	559,881	569,063	2,238,005
Loans receivable	3,729,716	788,022	1,088,283	1,935,144	2,095,465	1,827,265	491,848	11,955,743
Total earning assets	5,154,321	906,733	1,232,255	2,109,818	2,373,173	2,387,146	1,060,911	15,224,357
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$1,775,021	$586,000	$879,001	$1,758,003	$936,257	$2,036,696	$1	$7,970,979
Time deposits	175,996	158,270	569,759	510,518	307,213	69,729	1,745	1,793,230
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	162,858	—	—	—	—	—	—	162,858
FHLB and other borrowed funds	—	128,001	3,428	—	—	—	400,003	531,432
Subordinated debentures	71,055	—	—	—	—	298,884	—	369,939
Total interest-bearing liabilities	2,184,930	872,271	1,452,188	2,268,521	1,243,470	2,405,309	401,749	10,828,438
Interest rate sensitivity gap	$2,969,391	$34,462	$(219,933)	$(158,703)	$1,129,703	$(18,163)	$659,162	$4,395,919
Cumulative interest rate sensitivity gap	$2,969,391	$3,003,853	$2,783,920	$2,625,217	$3,754,920	$3,736,757	$4,395,919
Cumulative rate sensitive assets to rate sensitive liabilities	235.9%	198.3%	161.7%	138.7%	146.8%	135.8%	140.6%
Cumulative gap as a % of total earning assets	19.5%	19.7%	18.3%	17.2%	24.7%	24.5%	28.9%

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2020, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Governmental authorities have taken significant measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth. The success of these measures is unknown, and they may not be sufficient to fully mitigate the negative impact of the pandemic. Additionally, governmental programs and policies, including the CARES Act Paycheck Protection Program in which we are participating, may impact our ability to resolve credit delinquencies as well as create heightened litigation risk and risk of holding loans at unfavorable interest rates. We also face an increased risk of governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

On January 18, 2019, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which was last amended and approved on February 21, 2018. This authorization brought the total amount of authorized shares to repurchase to 9,919,447 shares. The Company did not purchase any shares of the Company’s common stock during the three months ended June 30, 2020.

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

HOME BANCSHARES, INC.

(Registrant)

Date:	August 5, 2020	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	August 5, 2020	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	August 5, 2020	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer