Form 10-Q
period 2020-09-30
HOME BANCSHARES INC
filed 2020-11-05
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020

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

Common Stock Issued and Outstanding: 165,167,539 shares as of November 5, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this document, including matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, including through potential acquisitions, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

•	the effects of future local, regional, national and international economic conditions, including inflation, a decrease in commercial real estate and residential housing values and unemployment;
•	changes in the level of nonperforming assets and charge-offs, and credit risk generally;
•	the risks of changes in interest rates or the level and composition of deposits, loan demand and the values of loan collateral, securities and interest-sensitive assets and liabilities;
•

disruptions, uncertainties and related effects on our business and operations as a result of the ongoing COVID-19 pandemic and measures that have been or may be implemented or imposed in response to the pandemic, including the impact on, among other things, credit quality and liquidity;

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
•

legislation and regulation affecting the financial services industry as a whole, and the Company and its subsidiaries in particular, including the effects resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), recent reforms to the Dodd-Frank Act, legislation and regulations in response to the COVID-19 pandemic and other future legislative and regulatory changes;

•	changes in governmental monetary and fiscal policies;
•	the effects of terrorism and efforts to combat it;
•	political instability;
•	risks associated with our customer relationship with the Cuban government and our correspondent banking relationship with Banco Internacional de Comercio, S.A. (BICSA), a Cuban commercial bank;
•	adverse weather events, including hurricanes, and other natural disasters;
•	the ability to keep pace with technological changes, including changes regarding cybersecurity;
•	an increase in the incidence or severity of fraud, illegal payments, cybersecurity breaches or other illegal acts impacting our bank subsidiary, our vendors or our customers;
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

•	potential claims, expenses and other adverse effects related to current or future litigation, regulatory examinations or other government actions;
•

the effect of changes in accounting policies and practices and auditing requirements, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters, including the adoption of the current expected credit loss (CECL) model on January 1, 2020;

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$144,197	$168,914
Interest-bearing deposits with other banks	899,140	321,687
Cash and cash equivalents	1,043,337	490,601
Investment securities – available-for-sale, net of allowance for credit losses	2,361,900	2,083,838
Loans receivable	11,691,470	10,869,710
Allowance for credit losses	(248,224)	(102,122)
Loans receivable, net	11,443,246	10,767,588
Bank premises and equipment, net	280,364	280,103
Foreclosed assets held for sale	4,322	9,143
Cash value of life insurance	102,989	102,562
Accrued interest receivable	72,599	45,086
Deferred tax asset, net	75,167	44,301
Goodwill	973,025	958,408
Core deposit and other intangibles	32,149	36,572
Other assets	160,660	213,845
Total assets	$16,549,758	$15,032,047
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$3,207,967	$2,367,091
Savings and interest-bearing transaction accounts	8,011,200	6,933,964
Time deposits	1,718,299	1,977,328
Total deposits	12,937,466	11,278,383
Federal funds purchased	—	5,000
Securities sold under agreements to repurchase	158,447	143,727
FHLB and other borrowed funds	403,428	621,439
Accrued interest payable and other liabilities	139,485	102,410
Subordinated debentures	370,133	369,557
Total liabilities	14,008,959	12,520,516
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2020 and 2019; shares issued and outstanding 165,162,539 in 2020 and 166,373,346 in 2019	1,652	1,664
Capital surplus	1,520,103	1,537,091
Retained earnings	980,699	956,555
Accumulated other comprehensive income	38,345	16,221
Total stockholders’ equity	2,540,799	2,511,531
Total liabilities and stockholders’ equity	$16,549,758	$15,032,047

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
	(Unaudited)
Interest income:
Loans	$154,787	$167,470	$471,931	$497,134
Investment securities
Taxable	7,227	10,343	25,696	31,699
Tax-exempt	4,367	3,193	11,179	9,755
Deposits – other banks	252	1,068	1,579	4,239
Federal funds sold	—	8	21	29
Total interest income	166,633	182,082	510,406	542,856
Interest expense:
Interest on deposits	13,200	29,566	52,514	87,281
Federal funds purchased	—	21	13	21
FHLB and other borrowed funds	2,235	3,683	7,589	14,523
Securities sold under agreements to repurchase	237	628	959	1,892
Subordinated debentures	4,823	5,207	14,801	15,705
Total interest expense	20,495	39,105	75,876	119,422
Net interest income	146,138	142,977	434,530	423,434
Provision for credit loss - loans	14,000	—	102,113	1,325
Provision for credit loss - acquired loans	—	—	9,309	—
Provision for credit loss - investment securities	—	—	842	—
Total credit loss expense	14,000	—	112,264	1,325
Net interest income after provision for credit losses	132,138	142,977	322,266	422,109
Non-interest income:
Service charges on deposit accounts	4,910	6,492	15,837	19,152
Other service charges and fees	8,539	8,710	22,261	23,450
Trust fees	378	382	1,213	1,176
Mortgage lending income	10,177	4,610	18,994	10,502
Insurance commissions	271	603	1,482	1,727
Increase in cash value of life insurance	548	714	1,666	2,190
Dividends from FHLB, FRB, FNBB & other	3,433	1,101	11,505	5,755
Gain on sale of SBA loans	—	291	341	887
(Loss) gain on sale of branches, equipment and other assets, net	(27)	12	109	(38)
Gain on OREO, net	470	334	982	598
Fair value adjustment for marketable securities	(1,350)	—	(6,249)	—
Other income	2,602	1,500	9,760	6,088
Total non-interest income	29,951	24,749	77,901	71,487
Non-interest expense:
Salaries and employee benefits	41,511	39,919	120,928	115,731
Occupancy and equipment	9,566	9,047	28,611	26,723
Data processing expense	4,921	4,059	13,861	11,867
Other operating expenses	15,714	14,739	66,733	50,124
Total non-interest expense	71,712	67,764	230,133	204,445
Income before income taxes	90,377	99,962	170,034	289,151
Income tax expense	21,057	27,199	37,380	72,874
Net income	$69,320	$72,763	$132,654	$216,277
Basic earnings per share	$0.42	$0.44	$0.80	$1.29
Diluted earnings per share	$0.42	$0.44	$0.80	$1.29

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
	(Unaudited)
Net income	$69,320	$72,763	$132,654	$216,277
Net unrealized (loss) gain on available-for-sale securities	(896)	6,923	29,952	46,240
Other comprehensive income (loss), before tax effect	(896)	6,923	29,952	46,240
Tax effect on other comprehensive income (loss)	234	(1,809)	(7,828)	(12,084)
Other comprehensive (loss) income	(662)	5,114	22,124	34,156
Comprehensive income	$68,658	$77,877	$154,778	$250,433

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2020 and 2019

For the Three and Nine Months Ended September 30, 2020
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2020	$1,664	$1,537,091	$956,555	$16,221	$2,511,531
Cumulative change in accounting principle (adoption of ASC 326)	—	—	(43,956)	—	(43,956)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	$1,664	$1,537,091	$912,599	$16,221	$2,467,575
Comprehensive income:
Net income	—	—	507	—	507
Other comprehensive income	—	—	—	4,750	4,750
Net issuance of 22,864 shares of common stock from exercise of stock options	—	422	—	—	422
Repurchase of 1,423,560 shares of common stock	(14)	(23,843)	—	—	(23,857)
Share-based compensation net issuance of 175,249 shares of restricted common stock	1	2,481	—	—	2,482
Cash dividends – Common Stock, $0.13 per share	—	—	(21,608)	—	(21,608)
Balances at March 31, 2020 (unaudited)	$1,651	$1,516,151	$891,498	$20,971	$2,430,271
Comprehensive income:
Net Income	—	—	62,827	—	62,827
Other comprehensive income	—	—	—	18,036	18,036
Share-based compensation net forfeiture of 58,140 shares of restricted stock	1	2,480	—	—	2,481
Cash dividends – Common Stock, $0.13 per share	—	—	(21,469)	—	(21,469)
Balances at June 30, 2020 (unaudited)	$1,652	$1,518,631	$932,856	$39,007	$2,492,146
Comprehensive income:
Net Income	—	—	69,320	—	69,320
Other comprehensive loss	—	—	—	(662)	(662)
Share-based compensation net forfeiture of 43,500 shares of restricted stock	—	1,472	—	—	1,472
Cash dividends – Common Stock, $0.13 per share	—	—	(21,477)	—	(21,477)
Balances at September 30, 2020 (unaudited)	$1,652	$1,520,103	$980,699	$38,345	$2,540,799

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2020 and 2019

For the Three and Nine Months Ended September 30, 2019
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2019	$1,707	$1,609,810	$752,184	$(13,815)	$2,349,886
Comprehensive income:
Net income	—	—	71,350	—	71,350
Other comprehensive loss	—	—	—	9,453	9,453
Impact of adoption of new accounting standards (adoption of ASU 2018-02)	—	—	459	(459)	—
Repurchase of 2,716,359 shares of common stock	(27)	(51,658)	—	—	(51,685)
Share-based compensation net issuance of 169,125 shares of restricted common stock	2	2,842	—	—	2,844
Cash dividends – Common Stock, $0.12 per share	—	—	(20,364)	—	(20,364)
Balances at March 31, 2019 (unaudited)	$1,682	$1,560,994	$803,629	$(4,821)	$2,361,484
Comprehensive income:
Net income	—	—	72,164	—	72,164
Other comprehensive loss	—	—	—	19,589	19,589
Repurchase of 700,363 shares of common stock	(7)	(12,680)	—	—	(12,687)
Share-based compensation net forfeiture of 6,500 shares of restricted stock	—	2,685	—	—	2,685
Cash dividends – Common Stock, $0.13 per share	—	—	(21,829)	—	(21,829)
Balances at June 30, 2019 (unaudited)	$1,675	$1,550,999	$853,964	$14,768	$2,421,406
Comprehensive income:
Net income	—	—	72,763	—	72,763
Other comprehensive loss	—	—	—	5,114	5,114
Net issuance of 23,314 shares of common stock from exercise of stock options	—	231	—	—	231
Repurchase of 615,000 shares of common stock	(6)	(11,018)	—	—	(11,024)
Share-based compensation net forfeiture of 14,500 shares of restricted stock	—	2,646	—	—	2,646
Cash dividends – Common Stock, $0.13 per share	—	—	(21,747)	—	(21,747)
Balances at September 30, 2019 (unaudited)	$1,669	$1,542,858	$904,980	$19,882	$2,469,389

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2020	2019
	(Unaudited)
Operating Activities
Net income	$132,654	$216,277
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	15,236	14,689
Decrease in value of equity securities	6,249	—
Amortization of securities, net	14,292	11,363
Accretion of purchased loans	(21,640)	(26,757)
Share-based compensation	6,435	8,175
Gain on assets	(1,432)	(1,060)
Provision for credit losses	112,264	1,325
Deferred income tax effect	(30,866)	19,840
Increase in cash value of life insurance	(1,666)	(2,190)
Originations of mortgage loans held for sale	(607,494)	(333,695)
Proceeds from sales of mortgage loans held for sale	571,623	293,868
Changes in assets and liabilities:
Accrued interest receivable	(27,283)	1,388
Other assets	(5,277)	(19,933)
Accrued interest payable and other liabilities	37,075	4,376
Net cash provided by operating activities	200,170	187,666
Investing Activities
Net increase in federal funds sold	—	(1,325)
Net (increase) decrease in loans, excluding purchased loans	(372,691)	342,293
Purchases of investment securities – available-for-sale	(819,629)	(439,281)
Proceeds from maturities of investment securities – available-for-sale	556,386	365,288
Purchases of equity securities	(15,015)	—
Redemptions of other investments	13,414	23,385
Proceeds from foreclosed assets held for sale	7,476	11,960
Proceeds from sale of SBA loans	4,057	12,534
Purchases of premises and equipment, net	(10,282)	(9,059)
Return of investment on cash value of life insurance	47,258	—
Net cash paid – market acquisitions	(421,211)	—
Net cash (used in) provided by investing activities	(1,010,237)	305,795
Financing Activities
Net increase in deposits	1,659,083	147,592
Net increase (decrease) in securities sold under agreements to repurchase	14,720	13,359
Net decrease in federal funds purchased	(5,000)	50,000
Net decrease in FHLB and other borrowed funds	(218,011)	(780,950)
Proceeds from exercise of stock options	422	231
Repurchase of common stock	(23,857)	(75,396)
Dividends paid on common stock	(64,554)	(63,940)
Net cash provided by (used in) financing activities	1,362,803	(709,104)
Net change in cash and cash equivalents	552,736	(215,643)
Cash and cash equivalents – beginning of year	490,601	657,939
Cash and cash equivalents – end of period	$1,043,337	$442,296

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

Interim financial information

The accompanying unaudited consolidated financial statements as of September 30, 2020 and 2019 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As of December 31, 2019, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available-for-sale securities was not material. However, the Company evaluated the investment portfolio during the nine months of 2020 and determined that an $842,000 provision for credit losses was necessary as of September 30, 2020 as a result of the Coronavirus (“COVID-19”) pandemic. See Note 3 for further discussion.

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year.  Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period.  The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$69,320	$72,763	$132,654	$216,277
Average shares outstanding	165,200	167,178	165,458	168,178
Average diluted shares outstanding	165,200	167,178	165,458	168,178
Basic earnings per share	$0.42	$0.44	$0.80	$1.29
Diluted earnings per share	$0.42	$0.44	$0.80	$1.29

As of September 30, 2020 and September 30, 2019, options to purchase 3.3 million and 3.6 million shares of common stock, respectively, with a weighted average exercise price of $19.56 and $19.60, respectively, were excluded from the computation of diluted earnings per share as the majority of the options had an exercise price which was greater than the average market price of the common stock.

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

3.  Investment Securities

  The following table summarizes the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	September 30, 2020
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$303,105	$2,375	$(1,146)	$304,334
Residential mortgage-backed securities	651,370	11,206	(1,348)	661,228
Commercial mortgage-backed securities	472,298	19,930	(51)	492,177
State and political subdivisions	846,146	23,441	(3,179)	866,408
Other securities	37,909	283	(439)	37,753
Total	$2,310,828	$57,235	$(6,163)	$2,361,900

	December 31, 2019
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$398,870	$1,001	$(2,321)	$397,550
Residential mortgage-backed securities	689,955	4,735	(1,241)	693,449
Commercial mortgage-backed securities	514,287	6,647	(642)	520,292
State and political subdivisions	425,989	13,824	(257)	439,556
Other securities	32,748	409	(166)	32,991
Total	$2,061,849	$26,616	$(4,627)	$2,083,838

Assets, principally investment securities, having a carrying value of approximately $1.18 billion and $865.4 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $158.4 million and $143.7 million at September 30, 2020 and December 31, 2019, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale at September 30, 2020, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$15,488	$15,540
Due after one year through five years	50,971	51,773
Due after five years through ten years	228,635	231,961
Due after ten years	890,066	907,221
Mortgage - backed securities: Residential	651,370	661,228
Mortgage - backed securities: Commercial	472,298	492,177
Other	2,000	2,000
Total	$2,310,828	$2,361,900

During the three and nine months ended September 30, 2020 and 2019, no available-for-sale securities were sold. There were no realized gains or losses recorded on the sales for the three and nine months ended September 30, 2020 and 2019.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$11,933	$(7)	$117,177	$(1,139)	$129,110	$(1,146)
Residential mortgage-backed securities	166,111	(1,297)	5,129	(51)	171,240	(1,348)
Commercial mortgage-backed securities	14,895	(25)	3,308	(26)	18,203	(51)
State and political subdivisions	202,806	(3,179)	—	—	202,806	(3,179)
Other securities	6,364	(137)	7,770	(302)	14,134	(439)
Total	$402,109	$(4,645)	$133,384	$(1,518)	$535,493	$(6,163)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$129,951	$(553)	$143,287	$(1,768)	$273,238	$(2,321)
Residential mortgage-backed securities	141,877	(640)	90,058	(601)	231,935	(1,241)
Commercial mortgage-backed securities	78,750	(330)	40,894	(312)	119,644	(642)
State and political subdivisions	27,376	(245)	4,206	(12)	31,582	(257)
Other securities	947	(2)	9,539	(164)	10,486	(166)
Total	$378,901	$(1,770)	$287,984	$(2,857)	$666,885	$(4,627)

Beginning January 1, 2020, the Company evaluates all securities quarterly to determine if any debt securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. For the three months ended March 31, 2020, the Company determined a provision for credit losses of $842,000 was necessary for the state and political subdivision portfolio as a result of economic uncertainties related to COVID-19. For the three months ended September 30, 2020, the Company determined that no additional provision for credit losses was necessary for the portfolio.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
		(In thousands)
Allowance for credit losses:
Beginning balance	$842	$—
Provision for credit loss - investment securities	—	842
Balance, September 30, 2020	$842	$842

For the nine months ended September 30, 2020, the Company had investment securities with approximately $1.5 million in unrealized losses, which have been in continuous loss positions for more than twelve months.  Excluding the $842,000 allowance for credit losses on the state and political subdivision portfolio as a result of economic uncertainties related to COVID-19, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 63.2% of the principal balance from the Company’s investment portfolio will mature and be repaid to the Company within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

As of September 30, 2020, the Company's securities portfolio consisted of 1,394 investment securities, 239 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $6.2 million. The U.S government-sponsored enterprises portfolio contained unrealized losses of $1.1 million on 57 securities. The residential mortgage-backed securities portfolio contained $1.3 million of unrealized losses on 101 securities, and the commercial mortgage-backed securities portfolio contained $51,000 of unrealized losses on 7 securities. The state and political subdivisions portfolio contained $3.2 million of unrealized losses on 67 securities. In addition, the other securities portfolio contained $439,000 of unrealized losses on 7 securities. The unrealized losses on the Company's investments were a result of interest rate changes. With the exception of $842,000 allowance for credit losses on the state and political subdivision portfolio as a result of economic uncertainties related to COVID-19, the Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider an allowance for credit losses on the other portions of the investment portfolio necessary as of September 30, 2020.

Income earned on available-for sale securities for the three and nine months ended September 30, 2020 and 2019, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Taxable	$7,227	$10,343	$25,696	$31,699
Non-taxable	4,367	3,193	11,179	9,755
Total	$11,594	$13,536	$36,875	$41,454

4.  Loans Receivable

The various categories of loans receivable are summarized as follows:

	September 30,	December 31,
	2020	2019
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,342,141	$4,412,769
Construction/land development	1,748,928	1,776,689
Agricultural	89,476	88,400
Residential real estate loans
Residential 1-4 family	1,665,628	1,819,221
Multifamily residential	491,380	488,278
Total real estate	8,337,553	8,585,357
Consumer	883,568	511,909
Commercial and industrial	2,161,818	1,528,003
Agricultural	85,365	63,644
Other	223,166	180,797
Total loans receivable	11,691,470	10,869,710
Allowance for credit losses	(248,224)	(102,122)
Loans receivable, net	$11,443,246	$10,767,588

During the three months ended September 30, 2020, the Company did not sell any guaranteed portions of certain Small Business Administration (“SBA”) loans. However, during the nine months ended September 30, 2020, the Company sold $3.7 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $341,000.  During the three and nine months ended September 30, 2019, the Company sold $2.9 million and $11.6 million of the guaranteed portion of certain SBA loans, which resulted in gains of approximately $291,000 and $887,000, respectively.

Mortgage loans held for sale of approximately $118.9 million and $83.1 million at September 30, 2020 and December 31, 2019, respectively, are included in residential 1-4 family loans.   Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.  Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors.  Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid.  The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.  The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments.  Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund.  These commitments are derivative instruments and their fair values at September 30, 2020 and December 31, 2019 were not material.

A description of our accounting policies for loans, impaired loans and non-accrual loans are set forth in our 2019 Form 10-K filed with the SEC on February 26, 2020. The Company adopted ASC 326 effective January 1, 2020. See Notes 1 and 5 for further discussion.

5.  Allowance for Credit Losses, Credit Quality and Other

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020. The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.  The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance, including loan commitments, standby letters of credits, financial guarantees, and other similar instruments. The Company adopted ASC 326 using the modified retrospective method for loans and off-balance-sheet credit exposures.  Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The Company recorded a one-time cumulative-effect adjustment to the allowance for credit losses of $44.0 million which was recognized through a $32.5 million adjustment to retained earnings, net of tax. This adjustment brought the beginning balance of the allowance for credit losses to $146.1 million  as of January 1, 2020.  In addition, the Company recorded a $15.5 million reserve on unfunded commitments as of January 1, 2020, which was recognized through an $11.5 million adjustment to retained earnings, net of tax.

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

Construction/Land Development and Other Commercial Real Estate Loans.  We originate non-farm and non-residential loans (primarily secured by commercial real estate), construction/land development loans, and agricultural loans, which are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized (where defined) over a 15 to 30 year period with balloon payments due at the end of one to five years. These loans are generally underwritten by assessing cash flow (debt service coverage), primary and secondary source of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, we will loan up to 85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.

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

As of September 30, 2020, the Company expects that the markets in which it operates will continue to experience economic uncertainty along with a continued elevated unemployment rate and level and trend of delinquencies. As a result of COVID-19, the unemployment rate projections significantly increased from January 1, 2020 to September 30, 2020 which had a significant impact on the Company’s allowance for credit losses at September 30, 2020, under the loss driver analysis. As a result, the Company recorded $88.1 million in provision for credit losses on loans specifically related to the elevated unemployment rate projections for the nine months ended September 30, 2020. During the three months ended September 30, 2020, the Company recorded $14.0 million of credit loss expense due to the Company increasing reserves on deferred loans resulting from ongoing uncertainties related to the COVID-19 pandemic. As of September 30, 2020, the Company had deferrals of $933.8 million on 330 loans. The elevated unemployment rate projections and the higher reserves on deferred loans increased the allowance for credit losses to $248.2 million for the period ended September 30, 2020.  In addition, the Company recorded a $17.0 million expense for the increase in the Company’s unfunded commitment reserve for the nine months ended September 30, 2020 which was due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from January 1, 2020 to September 30, 2020, due to COVID-19.

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

The following table presents a summary of changes in the allowance for credit losses:

Nine Months Ended September 30, 2020
(In thousands)
Allowance for credit losses:
Beginning balance	$102,122
Impact of adopting ASC 326	43,988
Allowance for credit losses on PCD loans	357
Loans charged off	(11,446)
Recoveries of loans previously charged off	1,781
Net loans charged off	(9,665)
Provision for credit loss - loans	102,113
Provision for credit loss - acquired loans	9,309
Balance, September 30, 2020	$248,224

The following tables present the activity in the allowance for credit losses for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$45,025	$83,335	$39,918	$44,199	$25,863	$—	$238,340
Allowance for credit losses on PCD loans	—	—	—	—	—	—	—
Loans charged off	—	(994)	(93)	(3,057)	(455)	—	(4,599)
Recoveries of loans previously charged off	79	129	68	36	171	—	483
Net loans (charged off) recovered	79	(865)	(25)	(3,021)	(284)	—	(4,116)
Provision for credit loss - loans	(6,289)	15,494	5,327	(1,021)	489	—	14,000
Provision for credit loss - acquired loans	—	—	—	—	—	—	—
Balance, September 30	$38,815	$97,964	$45,220	$40,157	$26,068	$—	$248,224

	Nine Months Ended September 30, 2020
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$26,433	$33,529	$20,135	$16,615	$5,410	$—	$102,122
Impact of adopting ASC 326	(5,296)	15,912	16,680	11,584	5,108	—	43,988
Allowance for credit losses on PCD loans	—	—	—	—	357	—	357
Loans charged off	(443)	(3,003)	(450)	(6,207)	(1,343)	—	(11,446)
Recoveries of loans previously charged off	94	614	305	142	626	—	1,781
Net loans charged off	(349)	(2,389)	(145)	(6,065)	(717)	—	(9,665)
Provision for credit loss - loans	18,027	50,912	8,550	18,023	6,601	—	102,113
Provision for credit loss - acquired loans	—	—	—	—	9,309	—	9,309
Balance, September 30	$38,815	$97,964	$45,220	$40,157	$26,068	$—	$248,224

The following tables present the balances in the allowance for loan losses for the nine month period ended September 30, 2019 and the year ended December 31, 2019 and the allowance for loan losses and recorded investment in loans receivable based on portfolio segment by impairment method as of December 31, 2019.  Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2019
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$21,302	$42,336	$26,734	$14,981	$3,438	$—	$108,791
Loans charged off	(1,445)	(2,360)	(1,183)	(1,152)	(1,832)	—	(7,972)
Recoveries of loans previously charged off	78	226	781	466	609	—	2,160
Net loans charged off	(1,367)	(2,134)	(402)	(686)	(1,223)	—	(5,812)
Provision for loan losses	9,156	(4,871)	(6,963)	1,323	2,680	—	1,325
Balance, September 30	29,091	35,331	19,369	15,618	4,895	—	104,304
Loans charged off	(5)	(381)	(478)	(1,175)	(592)	—	(2,631)
Recoveries of loans previously charged off	17	18	145	38	231	—	449
Net loans recovered charged off	12	(363)	(333)	(1,137)	(361)	—	(2,182)
Provision for loan losses	(2,670)	(1,439)	1,099	2,134	876	—	—
Balance, December 31	$26,433	$33,529	$20,135	$16,615	$5,410	$—	$102,122

	As of December 31, 2019
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$97	$164	$2,014	$2,401	$—	$—	$4,676
Loans collectively evaluated for impairment	26,336	33,365	18,121	14,214	5,410	—	97,446
Loans evaluated for impairment balance, December 31	26,433	33,529	20,135	16,615	5,410	—	102,122
Purchased credit impaired loans	—	—	—	—	—	—	—
Balance, December 31	$26,433	$33,529	$20,135	$16,615	$5,410	$—	$102,122
Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$8,933	$58,676	$56,192	$82,434	$3,195	$—	$209,430
Loans collectively evaluated for impairment	1,767,756	4,442,493	2,251,307	1,445,569	753,155	—	10,660,280
Loans evaluated for impairment balance, December 31	1,776,689	4,501,169	2,307,499	1,528,003	756,350	—	10,869,710
Purchased credit impaired loans	—	—	—	—	—	—	—
Balance, December 31	$1,776,689	$4,501,169	$2,307,499	$1,528,003	$756,350	$—	$10,869,710

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of September 30, 2020:

			Loans Past Due
		Nonaccrual	Over 90 Days
	Nonaccrual	With Reserve	Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$14,790	$6,794	$3,706
Construction/land development	1,479	2,122	1,351
Agricultural	898	—	—
Residential real estate loans
Residential 1-4 family	20,498	3,000	2,766
Multifamily residential	176	—	—
Total real estate	37,841	11,916	7,823
Consumer	3,624	—	812
Commercial and industrial	22,588	—	—
Agricultural & other	1,095	—	—
Total	$65,148	$11,916	$8,635

The Company had $65.1 million and $47.6 million in nonaccrual loans for the periods ended September 30, 2020 and December 31, 2019, respectively. In addition, the Company had $8.6 million and $7.2 million in loans past due 90 days or more and still accruing for the periods ended September 30, 2020 and December 31, 2019, respectively.

The Company had $11.9 million in nonaccrual loans with a specific reserve as of September 30, 2020. The Company did not recognize any interest income on nonaccrual loans during the period ended September 30, 2020.

The following table presents the amortized cost basis of collateral-dependent impaired loans by class of loans as of September 30, 2020:

	Commercial	Residential
	Real Estate	Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$39,205	$—	$—
Construction/land development	6,168	—	—
Agricultural	898	—	—
Residential real estate loans
Residential 1-4 family	—	36,259	—
Multifamily residential	—	176	—
Total real estate	46,271	36,435	—
Consumer	—	—	4,450
Commercial and industrial	—	—	26,130
Agricultural & other	—	—	1,094
Total	$46,271	$36,435	$31,674

The Company had $114.4 million and $78.9 million in collateral-dependent impaired loans for the periods ended September 30, 2020 and December 31, 2019, respectively.

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
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$38	$38	$—	$40	$3
Construction/land development	30	30	—	22	2
Agricultural	—	—	—	7	—
Residential real estate loans
Residential 1-4 family	288	288	—	253	22
Multifamily residential	—	—	—	—	—
Total real estate	356	356	—	322	27
Consumer	27	27	—	24	3
Commercial and industrial	55	55	—	124	3
Agricultural and other	—	—	—	—	—
Total loans without a specific valuation allowance	438	438	—	470	33
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	24,533	24,010	159	34,612	1,729
Construction/land development	6,718	6,491	97	8,334	247
Agricultural	1,095	1,095	5	736	20
Residential real estate loans
Residential 1-4 family	25,476	25,099	2,008	23,574	202
Multifamily residential	620	620	6	1,925	52
Total real estate	58,442	57,315	2,275	69,181	2,250
Consumer	1,980	1,949	—	2,744	27
Commercial and industrial	18,070	17,952	2,401	9,212	91
Agricultural and other	1,219	1,219	—	534	—
Total loans with a specific valuation allowance	79,711	78,435	4,676	81,671	2,368
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	24,571	24,048	159	34,652	1,732
Construction/land development	6,748	6,521	97	8,356	249
Agricultural	1,095	1,095	5	743	20
Residential real estate loans
Residential 1-4 family	25,764	25,387	2,008	23,827	224
Multifamily residential	620	620	6	1,925	52
Total real estate	58,798	57,671	2,275	69,503	2,277
Consumer	2,007	1,976	—	2,768	30
Commercial and industrial	18,125	18,007	2,401	9,336	94
Agricultural and other	1,219	1,219	—	534	—
Total impaired loans	$80,149	$78,873	$4,676	$82,141	$2,401

The following is an aging analysis for loans receivable as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,599	$8,115	$18,496	$32,210	$4,309,931	$4,342,141	$3,706
Construction/land development	1,294	—	2,830	4,124	1,744,804	1,748,928	1,351
Agricultural	281	—	898	1,179	88,297	89,476	—
Residential real estate loans							—
Residential 1-4 family	3,151	6,482	23,264	32,897	1,632,731	1,665,628	2,766
Multifamily residential	—	—	176	176	491,204	491,380	—
Total real estate	10,325	14,597	45,664	70,586	8,266,967	8,337,553	7,823
Consumer	2,040	1,457	4,436	7,933	875,635	883,568	812
Commercial and industrial	520	149	22,588	23,257	2,138,561	2,161,818	—
Agricultural & other	1,233	247	1,095	2,575	305,956	308,531	—
Total	$14,118	$16,450	$73,783	$104,351	$11,587,119	$11,691,470	$8,635

	December 31, 2019
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,628	$454	$14,160	$16,242	$4,396,527	$4,412,769	$3,194
Construction/land development	358	1,042	3,180	4,580	1,772,109	1,776,689	1,821
Agricultural	698	—	1,094	1,792	86,608	88,400	—
Residential real estate loans
Residential 1-4 family	3,150	3,956	21,928	29,034	1,790,187	1,819,221	1,614
Multifamily residential	—	—	331	331	487,947	488,278	—
Total real estate	5,834	5,452	40,693	51,979	8,533,378	8,585,357	6,629
Consumer	659	179	1,949	2,787	509,122	511,909	317
Commercial and industrial	1,835	104	10,984	12,923	1,515,080	1,528,003	292
Agricultural and other	646	3	1,219	1,868	242,573	244,441	—
Total	$8,974	$5,738	$54,845	$69,557	$10,800,153	$10,869,710	$7,238

Non-accruing loans at September 30, 2020 and December 31, 2019 were $65.1 million and $47.6 million, respectively.

Interest recognized on impaired loans during the three and nine months ended September 30, 2020 was approximately $337,000 and $1.0 million, respectively. Interest recognized on impaired loans during the three and nine months ended September 30, 2019 was approximately $604,000 and $1.9 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified loans by class as of September 30, 2020 and December 31, 2019:

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
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	25	25
Risk rating 3	159,847	352,054	577,635	281,226	275,179	1,001,965	277,410	2,925,316
Risk rating 4	39,007	98,914	159,567	276,311	200,136	331,714	17,097	1,122,746
Risk rating 5	453	2,102	60,960	7,504	90,092	82,407	746	244,264
Risk rating 6	—	860	8,484	6,465	4,602	28,739	88	49,238
Risk rating 7	—	—	—	—	—	552	—	552
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	199,307	453,930	806,646	571,506	570,009	1,445,377	295,366	4,342,141
Construction/land development
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	289	—	289
Risk rating 3	129,438	203,707	133,677	59,563	56,784	64,980	117,032	765,181
Risk rating 4	119,365	484,770	83,374	66,196	30,688	39,631	124,228	948,252
Risk rating 5	—	—	392	20,624	—	1,217	—	22,233
Risk rating 6	—	777	98	64	176	11,826	—	12,941
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	1	—	31	—	32
Total construction/land development	248,803	689,254	217,541	146,448	87,648	117,974	241,260	1,748,928
Agricultural
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	13,956	9,284	5,824	6,965	3,971	19,251	5,957	65,208
Risk rating 4	1,147	896	1,220	686	5,506	11,981	744	22,180
Risk rating 5	—	—	—	—	—	116	—	116
Risk rating 6	—	—	—	—	—	1,972	—	1,972
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	15,103	10,180	7,044	7,651	9,477	33,320	6,701	89,476
Total commercial real estate loans	$463,213	$1,153,364	$1,031,231	$725,605	$667,134	$1,596,671	$543,327	$6,180,545
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$48	$—	$—	$77	$7	$208	$340
Risk rating 2	—	—	—	—	—	432	2,151	2,583
Risk rating 3	200,165	205,149	172,640	150,086	131,422	372,153	136,601	1,368,216
Risk rating 4	1,162	13,307	30,473	22,731	18,439	71,450	78,723	236,285
Risk rating 5	—	—	1,120	4,103	1,248	6,166	962	13,599
Risk rating 6	97	5,477	1,636	2,247	2,711	21,535	10,655	44,358
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	102	145	247
Total residential 1-4 family	201,424	223,981	205,869	179,167	153,897	471,845	229,445	1,665,628
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	17,132	61,312	69,283	12,482	9,248	64,128	3,779	237,364
Risk rating 4	349	316	138,527	64,409	1,927	18,917	3,121	227,566
Risk rating 5	—	—	—	—	—	26,162	—	26,162
Risk rating 6	—	—	—	—	—	288	—	288
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	17,481	61,628	207,810	76,891	11,175	109,495	6,900	491,380
Total real estate	$682,118	$1,438,973	$1,444,910	$981,663	$832,206	$2,178,011	$779,672	$8,337,553

	Term Loans Amortized Cost Basis by Origination Year, Continued
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Consumer
Risk rating 1	$3,082	$2,822	$1,925	$563	$875	$1,617	$2,030	$12,914
Risk rating 2	—	48	937	—	—	13	57	1,055
Risk rating 3	188,948	214,688	166,579	107,948	74,370	78,045	19,410	849,988
Risk rating 4	3,601	2,654	2,867	233	744	1,970	135	12,204
Risk rating 5	—	3	509	—	201	482	—	1,195
Risk rating 6	16	359	225	1,358	1,402	2,843	9	6,212
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total consumer	195,647	220,574	173,042	110,102	77,592	84,970	21,641	883,568
Commercial and industrial
Risk rating 1	$776,764	$546	$312	$186	$20,211	$1,856	$11,232	$811,107
Risk rating 2	19	191	2,164	99	89	626	780	3,968
Risk rating 3	54,201	218,623	108,914	40,497	41,506	56,822	135,181	655,744
Risk rating 4	60,721	148,240	153,748	67,021	15,885	37,906	111,941	595,462
Risk rating 5	200	141	11,398	199	714	554	458	13,664
Risk rating 6	222	3,956	31,042	22,797	11,244	6,228	3,744	79,233
Risk rating 7	—	3	2,553	—	—	64	—	2,620
Risk rating 8	2	1	1	1	14	—	1	20
Total commercial and industrial	892,129	371,701	310,132	130,800	89,663	104,056	263,337	2,161,818
Agricultural and other
Risk rating 1	$72,245	$53	$53	$—	$113	$29	$1,275	$73,768
Risk rating 2	16	4,570	—	—	—	2,871	1,262	8,719
Risk rating 3	91,754	14,478	5,381	6,231	18,637	50,158	9,196	195,835
Risk rating 4	4,096	6,019	1,615	1,069	905	9,576	4,291	27,571
Risk rating 5	—	—	—	—	—	605	—	605
Risk rating 6	—	—	—	—	223	1,810	—	2,033
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	168,111	25,120	7,049	7,300	19,878	65,049	16,024	308,531
Total	$1,938,005	$2,056,368	$1,935,133	$1,229,865	$1,019,339	$2,432,086	$1,080,674	$11,691,470

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following table presents the amortized cost of performing and nonperforming loans.

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$199,307	$453,930	$804,352	$571,177	$569,848	$1,409,044	$295,278	$4,302,936
Non-performing	—	—	2,294	329	161	36,333	88	39,205
Total non-farm/ non-residential	199,307	453,930	806,646	571,506	570,009	1,445,377	295,366	4,342,141
Construction/land development
Performing	248,803	688,477	217,517	146,383	87,490	112,830	241,260	1,742,760
Non-performing	—	777	24	65	158	5,144	—	6,168
Total construction/ land development	248,803	689,254	217,541	146,448	87,648	117,974	241,260	1,748,928
Agricultural
Performing	$15,103	$10,180	$7,044	$7,651	$9,477	$32,422	$6,701	$88,578
Non-performing	—	—	—	—	—	898	—	898
Total agricultural	15,103	10,180	7,044	7,651	9,477	33,320	6,701	89,476
Total commercial real estate loans	$463,213	$1,153,364	$1,031,231	$725,605	$667,134	$1,596,671	$543,327	$6,180,545
Residential real estate loans
Residential 1-4 family
Performing	$201,263	$217,949	$204,313	$173,652	$151,629	$458,290	$222,273	$1,629,369
Non-performing	161	6,032	1,556	5,515	2,268	13,555	7,172	36,259
Total residential 1-4 family	201,424	223,981	205,869	179,167	153,897	471,845	229,445	1,665,628
Multifamily residential
Performing	$17,481	$61,628	$207,810	$76,891	$11,175	$109,319	$6,900	$491,204
Non-performing	—	—	—	—	—	176	—	176
Total multifamily residential	17,481	61,628	207,810	76,891	11,175	109,495	6,900	491,380
Total real estate	$682,118	$1,438,973	$1,444,910	$981,663	$832,206	$2,178,011	$779,672	$8,337,553
Consumer
Performing	$195,641	$220,256	$172,336	$109,384	$77,037	$82,830	$21,634	$879,118
Non-performing	6	318	706	718	555	2,140	7	4,450
Total consumer	195,647	220,574	173,042	110,102	77,592	84,970	21,641	883,568
Commercial and industrial
Performing	$892,129	$367,907	$298,971	$127,783	$87,085	$99,636	$262,177	$2,135,688
Non-performing	—	3,794	11,161	3,017	2,578	4,420	1,160	26,130
Total commercial and industrial	892,129	371,701	310,132	130,800	89,663	104,056	263,337	2,161,818
Agricultural and other
Performing	$168,111	$25,120	$7,049	$7,300	$19,655	$64,178	$16,024	$307,437
Non-performing	—	—	—	—	223	871	—	1,094
Total agricultural and other	168,111	25,120	7,049	7,300	19,878	65,049	16,024	308,531
Total	$1,938,005	$2,056,368	$1,935,133	$1,229,865	$1,019,339	$2,432,086	$1,080,674	$11,691,470

The Company had approximately $92.4 million or 289 total revolving loans convert to term loans for the nine months ended September 30, 2020. These loans were considered immaterial for vintage disclosure inclusion.

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$14	$11,306	$4,616	$388	$4,415	$9,419
Construction/land development	2	58	—	9	11	20
Agricultural	1	282	273	—	—	273
Residential real estate loans
Residential 1-4 family	21	2,733	1,180	213	447	1,840
Total real estate	38	14,379	6,069	610	4,873	11,552
Consumer	1	17	14	—	—	14
Commercial and industrial	10	2,705	157	604	89	850
Total	$49	$17,101	$6,240	$1,214	$4,962	$12,416

	December 31, 2019
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	14	$12,738	$6,622	$232	$4,397	$11,251
Construction/land development	3	618	546	12	19	577
Agricultural	2	387	387	—	—	387
Residential real estate loans
Residential 1-4 family	21	2,774	1,068	227	704	1,999
Multifamily residential	2	457	128	—	290	418
Total real estate	42	16,974	8,751	471	5,410	14,632
Consumer	3	39	24	3	—	27
Commercial and industrial	9	3,069	598	615	382	1,595
Total	54	$20,082	$9,373	$1,089	$5,792	$16,254

The following is a presentation of TDRs on non-accrual status as of September 30, 2020 and December 31, 2019 because they are not in compliance with the modified terms:

	September 30, 2020		December 31, 2019
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	1	$11	2	$1,363
Construction/land development	1	12	2	565
Agricultural	1	273	2	387
Residential real estate loans
Residential 1-4 family	8	675	7	530
Multifamily residential	—	—	1	128
Total real estate	11	971	14	2,973
Commercial and industrial	7	770	4	1,159
Total	18	$1,741	18	$4,132

The following is a presentation of total foreclosed assets as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$819	$3,528
Construction/land development	3,341	3,218
Agriculture	—	—
Residential real estate loans
Residential 1-4 family	162	2,397
Multifamily residential	—	—
Total foreclosed assets held for sale	$4,322	$9,143

The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The purchase price of the loans at acquisition was $1.3 million, and a $357,000 allowance for credit losses was recorded on these loans at acquisition along with a $17,000 non-credit premium. The allowance and non-credit premium resulted in a par value of $1.0 million for these loans at acquisition. As of September 30, 2020, the balance of purchase credit deteriorated loans was approximately $773,000.

6.  Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Goodwill
Balance, beginning of period	$958,408	$958,408
Acquisitions	14,617	—
Balance, end of period	$973,025	$958,408

	September 30, 2020	December 31, 2019
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$36,572	$42,896
Amortization expense	(4,423)	(4,760)
Balance, September 30	32,149	38,136
Amortization expense		(1,564)
Balance, end of year		$36,572

The carrying basis and accumulated amortization of core deposits and other intangibles at September 30, 2020 and December 31, 2019 were:

	September 30, 2020	December 31, 2019
	(In thousands)
Gross carrying basis	$86,625	$86,625
Accumulated amortization	(54,476)	(50,053)
Net carrying amount	$32,149	$36,572

 Core deposit and other intangible amortization expense was approximately $1.4 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively. Core deposit and other intangible amortization expense was approximately $4.4 million and $4.8 million for the nine months ended September 30, 2020 and 2019. The Company’s estimated amortization expense of core deposits and other intangibles for each of the years 2020 through 2024 is approximately: 2020 – $5.9 million; 2021 – $5.7 million; 2022 – $5.7 million; 2023 – $5.5 million; 2024 - $4.3 million.

The carrying amount of the Company’s goodwill was $973.0 million and $958.4 million at September 30, 2020 and December 31, 2019, respectively.  Goodwill is tested annually for impairment during the fourth quarter.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7.  Other Assets

Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets.  As of September 30, 2020 and December 31, 2019, other assets were $160.7 million and $213.8 million, respectively.

The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”).  These equity securities without a readily determinable fair value were $86.6 million and $100.0 million at September 30, 2020 and December 31, 2019, respectively, and are accounted for at cost.

The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321.  These equity securities without a readily determinable fair value were $27.9 million and $27.3 million at September 30, 2020 and December 31, 2019.  There were no observable transactions during the period that would indicate a material change in fair value. Therefore, these investments were accounted for at cost, less impairment.

8.  Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $1.00 billion and $1.12 billion at September 30, 2020 and December 31, 2019, respectively.  The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.32 billion and $1.54 billion at September 30, 2020 and December 31, 2019, respectively.  Interest expense applicable to certificates in excess of $100,000 totaled $5.6 million and $8.5 million for the three months ended September 30, 2020 and 2019, respectively.  Interest expense applicable to certificates in excess of $100,000 totaled $18.8 million and $23.3 million for the nine months ended September 30, 2020 and 2019, respectively.  As of September 30, 2020 and December 31, 2019, brokered deposits were $623.6 million and $579.7 million, respectively.

Deposits totaling approximately $2.13 billion and $2.21 billion at September 30, 2020 and December 31, 2019, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9.  Securities Sold Under Agreements to Repurchase

At September 30, 2020 and December 31, 2019, securities sold under agreements to repurchase totaled $158.4 million and $143.7 million, respectively. For the three-month periods ended September 30, 2020 and 2019, securities sold under agreements to repurchase daily weighted-average totaled $157.2 million and $143.6 million, respectively. For the nine months ended September 30, 2020 and 2019, securities sold under agreements to repurchase daily weighted-average totaled $150.0 million and $146.3 million, respectively.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2020 and December 31, 2019 is presented in the following tables:

	September 30, 2020
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$10,686	$—	$—	$—	$10,686
Mortgage-backed securities	19,871	—	—	—	19,871
State and political subdivisions	124,785	—	—	—	124,785
Other securities	3,105	—	—	—	3,105
Total borrowings	$158,447	$—	$—	$—	$158,447

	December 31, 2019
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$22,714	$—	$—	$—	$22,714
Mortgage-backed securities	30,708	—	—	—	30,708
State and political subdivisions	84,540	—	—	—	84,540
Other securities	5,765	—	—	—	5,765
Total borrowings	$143,727	$—	$—	$—	$143,727

10.  FHLB and Other Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $403.4 million and $621.4 million at September 30, 2020 and December 31, 2019, respectively. The Company had no other borrowed funds as of September 30, 2020 or December 31, 2019. At September 30, 2020, all of the outstanding balances were classified as long-term advances.  At December 31, 2019, $75.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from 2020 to 2033 with fixed interest rates ranging from 1.76% to 2.85%.  Maturities of borrowings as of September 30, 2020 include: 2020 – $3.4 million; 2021 – zero; 2022 – zero; 2023 – zero; 2024 – zero; after 2024 – $400.0 million. Expected maturities could differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $1.23 billion and $1.26 billion at each of September 30, 2020 and December 31, 2019, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at September 30, 2020 and December 31, 2019, respectively.

The parent company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at September 30, 2020 and December 31, 2019 was zero.

11.  Subordinated Debentures

Subordinated debentures at September 30, 2020 and December 31, 2019 consisted of subordinated debt securities and guaranteed payments on trust preferred securities with the following components:

	As of September 30,	As of December 31,
	2020	2019
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	4,439	4,402
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	5,826	5,756
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	299,042	298,573
Total	$370,133	$369,557

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

12.  Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Current:
Federal	$14,344	$16,618	$51,273	$39,844
State	4,748	5,501	16,973	13,190
Total current	19,092	22,119	68,246	53,034
Deferred:
Federal	1,476	3,817	(23,189)	14,906
State	489	1,263	(7,677)	4,934
Total deferred	1,965	5,080	(30,866)	19,840
Income tax (benefit) expense	$21,057	$27,199	$37,380	$72,874

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Statutory federal income tax rate	21.00%	21.00%	21.00%	21.00%
Effect of non-taxable interest income	(1.03)	(0.78)	(1.48)	(0.82)
Stock compensation	1.17	0.11	0.53	0.10
State income taxes, net of federal benefit	3.82	3.33	3.00	3.77
Executive officer compensation & other	(1.66)	3.55	(1.07)	1.15
Effective income tax rate	23.30%	27.21%	21.98%	25.20%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$72,846	$25,829
Deferred compensation	3,932	4,416
Stock compensation	4,838	5,960
Non-accrual interest income	833	—
Real estate owned	792	1,080
Loan discounts	7,676	11,996
Tax basis premium/discount on acquisitions	5,556	6,921
Investments	603	327
Deposits	(25)	—
Other	6,817	8,940
Gross deferred tax assets	103,868	65,469
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,052	1,417
Unrealized gain on securities available-for-sale	11,912	5,717
Core deposit intangibles	7,386	8,419
FHLB dividends	2,711	2,608
Other	4,640	3,007
Gross deferred tax liabilities	28,701	21,168
Net deferred tax assets	$75,167	$44,301

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

13. Common Stock, Compensation Plans and Other

Common Stock

As of September 30, 2020, the Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share.

The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation.

Stock Repurchases

During the first nine months of 2020, the Company repurchased a total of 1,423,560 shares with a weighted-average stock price of $16.73 per share. Shares repurchased under the program as of September 30, 2020 since its inception total 15,798,335 shares. The remaining balance available for repurchase is 3,953,665 shares at September 30, 2020.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of September 30, 2020, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 13,288,000.  At September 30, 2020, the Company had approximately 1,723,000 shares of common stock remaining available for future grants and approximately 5,040,000 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

The intrinsic value of the stock options outstanding and stock options vested at September 30, 2020 was $2.2 million. The intrinsic value of stock options exercised during the nine months ended September 30, 2020 was approximately $32,000. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $8.4 million as of September 30, 2020.

The table below summarizes the stock option transactions under the Plan at September 30, 2020 and December 31, 2019 and changes during the three-month period and year then ended:

	For the Nine Months Ended September 30, 2020		For the Year Ended December 31, 2019
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	3,411	$19.60	3,617	$19.62
Granted	—	—	55	19.15
Forfeited/Expired	(71)	21.85	(163)	22.43
Exercised	(23)	18.46	(98)	15.21
Outstanding, end of period	3,317	19.56	3,411	19.60
Exercisable, end of period	1,589	$16.46	1,353	$16.03

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value.  For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model.  Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options.  There were no options granted during the nine months ended September 30, 2020. The weighted-average fair value of options granted during the year ended December 31, 2019 was $4.11 per share.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Nine Months Ended September 30, 2020	For the Year Ended December 31, 2019
Expected dividend yield	Not Applicable	2.70%
Expected stock price volatility	Not Applicable	26.13%
Risk-free interest rate	Not Applicable	2.48%
Expected life of options	Not Applicable	6.5 years

The following is a summary of currently outstanding and exercisable options at September 30, 2020:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$6.56 to $8.62	213	1.96	$7.91	213	$7.91
$9.54 to $14.71	205	3.40	12.06	205	12.06
$16.77 to $16.86	152	3.84	16.80	152	16.80
$17.12 to $17.36	125	4.48	17.13	125	17.13
$17.40 to $18.46	938	4.88	18.45	672	18.45
$18.50 to $20.16	63	8.08	19.21	19	19.53
$20.58 to $21.25	160	5.42	21.08	119	21.12
$21.31 to $22.22	100	7.55	22.22	40	22.22
$22.70 to $23.32	1,279	7.81	23.32	1	22.70
$23.51 to $25.96	82	6.74	25.60	43	25.90
	3,317			1,589

The table below summarized the activity for the Company’s restricted stock issued and outstanding at September 30, 2020 and December 31, 2019 and changes during the period and year then ended:

	As of September 30, 2020	As of December 31, 2019
	(In thousands)
Beginning of year	1,636	1,873
Issued	264	181
Vested	(367)	(340)
Forfeited	(74)	(78)
End of period	1,459	1,636
Amount of expense for nine months and twelve months ended, respectively	$5,095	$8,427

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $19.5 million as of September 30, 2020.

14.  Non-Interest Expense

The table below shows the components of non-interest expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Salaries and employee benefits	$41,511	$39,919	$120,928	$115,731
Occupancy and equipment	9,566	9,047	28,611	26,723
Data processing expense	4,921	4,059	13,861	11,867
Other operating expenses:
Advertising	902	1,201	2,923	3,347
Merger and acquisition expenses	—	—	711	—
Amortization of intangibles	1,420	1,587	4,423	4,760
Electronic banking expense	2,426	1,901	6,195	5,655
Directors’ fees	429	380	1,265	1,206
Due from bank service charges	259	272	721	792
FDIC and state assessment	1,607	(532)	5,001	2,833
Hurricane expense	—	—	—	897
Insurance	766	698	2,223	2,056
Legal and accounting	1,235	1,414	3,432	3,384
Other professional fees	1,661	1,906	6,622	7,024
Operating supplies	460	511	1,548	1,552
Postage	328	320	968	939
Telephone	321	289	955	898
Unfunded commitments	—	—	16,989	—
Other expense	3,900	4,792	12,757	14,781
Total other operating expenses	15,714	14,739	66,733	50,124
Total non-interest expense	$71,712	$67,764	$230,133	$204,445

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

As of September 30, 2020, the balances of the right-of-use asset and lease liability was $41.1 million and $43.9 million, respectively. The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
2020	$2,300	$7,740
2021	8,180	6,774
2022	6,434	5,336
2023	5,700	4,760
2024	5,241	4,328
Thereafter	32,191	28,260
Total future minimum lease payments	$60,046	$57,198
Discount effect of cash flows	(16,128)	(10,193)
Present value of net future minimum lease payments	$43,918	$47,005

Additional information (dollar amounts in thousands):

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
Lease expense:	2020	2019	2020	2019
Operating lease expense	$2,044	$2,057	$6,085	$6,176
Short-term lease expense	9	29	41	82
Variable lease expense	253	245	772	724
Total lease expense	$2,306	$2,331	$6,898	$6,982
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$2,021	$2,002	$6,013	$5,939
Weighted-average remaining lease term (in years)	10.08	10.67	10.21	10.78
Weighted-average discount rate	3.60%	3.62%	3.61%	3.62%

The Company currently leases three properties from three related parties. Total rent expense from the leases was $27,000 or 1.17% of total lease expense and $89,000 or 1.29% of total lease expense for the three and nine months ended September 30, 2020, respectively.

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

Although the Company has a diversified loan portfolio, at September 30, 2020 and December 31, 2019, commercial real estate loans represented 52.9% and 57.8% of total loans receivable, respectively, and 243.3% and 250.0% of total stockholders’ equity at September 30, 2020 and December 31, 2019, respectively.  Residential real estate loans represented 18.4% and 21.2% of total loans receivable and 84.9% and 91.9% of total stockholders’ equity at September 30, 2020 and December 31, 2019, respectively.

Approximately 74.0% of the Company’s total loans and 77.6% of the Company’s real estate loans as of September 30, 2020, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.

Beginning in the first quarter of 2020, the COVID-19 pandemic has negatively impacted the U.S. and global economy; disrupted U.S. and global supply chains; lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; increased unemployment levels and decreased consumer confidence. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in our footprint. The pandemic has caused the Company, and could continue to cause the Company, to recognize credit losses in our loan portfolios and increases in our allowance for credit losses and could cause further volatility in the valuation of real estate and other collateral supporting loans. As a result of COVID-19, the unemployment rate projections significantly increased from January 1, 2020 to September 30, 2020, which had a significant impact on the Company’s allowance for credit losses at September 30, 2020 under the loss driver analysis. As a result, the Company recorded $88.1 million in provision for credit losses on loans specifically related to the elevated unemployment rate projections for the nine months ended September 30, 2020. During the three months ended September 30, 2020, the Company recorded $14.0 million of credit loss expense due to the Company increasing reserves on deferred loans resulting from ongoing uncertainties related to the COVID-19 pandemic. As of September 30, 2020, the Company had deferrals of $933.8 million on 330 loans. The elevated unemployment rate projections and the higher reserves on deferred loans increased the allowance for credit losses to $248.2 million for the period ended September 30, 2020.  In addition, the Company recorded a $17.0 million expense for the increase in the Company’s unfunded commitment reserve for the nine months ended September 30, 2020, which was due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from January 1, 2020 to September 30, 2020, due to COVID-19. The financial statements have been prepared using values and information currently available to the Company. The Company is continuing to closely monitor the situation.

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

At September 30, 2020 and December 31, 2019, commitments to extend credit of $2.87 billion and $2.77 billion, respectively, were outstanding.  A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.  The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2020 and December 31, 2019, is $61.8 million and $58.9 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

18.  Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years.  During the first nine months of 2020, the Company requested approximately $128.4 million in regular dividends from its banking subsidiary.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of September 30, 2020, the Company meets all capital adequacy requirements to which it is subject.

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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio.  As of September 30, 2020, the Bank met the capital standards for a well-capitalized institution.  The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 12.64%, 10.40%, 13.22%, and 16.90%, respectively, as of September 30, 2020.

19.  Additional Cash Flow Information

In connection with the LH-Finance acquisition, accounted for using the purchase method, the Company acquired approximately $409.1 million in assets, including $407.4 million in loans and paid $421.2 million in cash.

The following is a summary of the Company’s additional cash flow information during the nine-month periods ended:

	September 30,
	2020	2019
	(In thousands)
Interest paid	$72,909	$115,361
Income taxes paid	54,698	67,787
Assets acquired by foreclosure	1,673	6,765

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

Financial Assets and Liabilities Measured on a Recurring Basis

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value.  The Company does not have any Level 1 securities.  Primarily all of the Company's securities are considered to be Level 2 securities.  These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  As of September 30, 2020 and December 31, 2019, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2020 and 2019. See Note 3 for additional detail related to investment securities.

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices.  In general, the Company does not purchase investment portfolio securities with complicated structures.  Pricing for the Company’s investment securities is fairly generic and is easily obtained.  The Company uses a third-party comparison pricing vendor in order to reflect consistency in the fair values of the investment securities sampled by the Company each quarter.Financial Assets and Liabilities Measured on a Nonrecurring Basis

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value.  Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent.  A portion of the allowance for credit losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for credit losses to require an increase, such increase is reported as a component of the provision for credit losses.  The fair value of loans with specific allocated losses was $102.3 million  and $74.2 million as of September 30, 2020 and December 31, 2019, respectively.  This valuation is considered Level 3, consisting of appraisals of underlying collateral.  The Company reversed approximately $388,000 and $136,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended September 30, 2020 and 2019, respectively. The Company reversed approximately $811,000 and $617,000 of accrued interest receivable when impaired loans were put on non-accrual status during the nine months ended September 30, 2020 and 2019, respectively.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral.  As of September 30, 2020 and December 31, 2019, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $4.3 million and $9.1 million, respectively.

Foreclosed assets held for sale with a carrying value of approximately $112,000 were remeasured during the nine months ended September 30, 2020, resulting in a write-down of $112,000. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.

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

	September 30, 2020
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,043,337	$1,043,337	1
Loans receivable, net of impaired loans and allowance	11,340,937	11,726,241	3
Accrued interest receivable	72,599	72,599	1
FHLB, Federal Reserve & First National Bankers Bank stock; other equity investments	114,484	114,484	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$3,207,967	$3,207,967	1
Savings and interest-bearing transaction accounts	8,011,200	8,011,200	1
Time deposits	1,718,299	1,738,863	3
Securities sold under agreements to repurchase	158,447	158,447	1
FHLB and other borrowed funds	403,428	431,667	2
Accrued interest payable	10,968	10,968	1
Subordinated debentures	370,133	380,006	3

	December 31, 2019
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$490,601	$490,601	1
Loans receivable, net of impaired loans and allowance	10,693,391	10,680,071	3
Accrued interest receivable	45,086	45,086	1
FHLB, Federal Reserve & First National Bankers Bank stock; other equity investments	127,267	127,267	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$2,367,091	$2,367,091	1
Savings and interest-bearing transaction accounts	6,933,964	6,933,964	1
Time deposits	1,977,328	1,991,120	3
Federal funds purchased	5,000	5,000	1
Securities sold under agreements to repurchase	143,727	143,727	1
FHLB and other borrowed funds	621,439	621,742	2
Accrued interest payable	8,001	8,001	1
Subordinated debentures	369,557	380,237	3

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. Section 4013 of the CARES Act provides financial institutions the temporary option to not apply ASC Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, to certain loan modifications related to COVID-19 made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after termination of the President’s national emergency declaration for COVID-19. Further, financial institutions do not need to determine impairment associated with certain loan concessions that would otherwise have been required for TDRs (e.g., interest rate concessions, payment deferrals, or loan extensions). The Company has not relied on Section 4013 of the CARES Act in accounting for loan modifications as of September 30, 2020; however, it is likely that the Company will use this optional accounting treatment.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

Results of Review of Interim Consolidated Financial Statements

We have reviewed the condensed consolidated balance sheet of Home BancShares, Inc. and subsidiaries (the "Company") as of September 30, 2020, and the related condensed consolidated statements of income, comprehensive income, and stockholder's equity for the three-month and nine-month periods ended September 30, 2020 and 2019, and cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information or statements").  Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

November 5, 2020

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

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of September 30, 2020, we had, on a consolidated basis, total assets of $16.55 billion, loans receivable, net of $11.44 billion, total deposits of $12.94 billion, and stockholders’ equity of $2.54 billion.

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

Table 1:  Key Financial Measures

	As of or for the Three Months Ended		As of or for the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Total assets	$16,549,758	$14,901,935	$16,549,758	$14,901,935
Loans receivable	11,691,470	10,771,946	11,691,470	10,771,946
Allowance for credit losses	248,224	104,304	248,224	104,304
Total deposits	12,937,466	11,047,370	12,937,466	11,047,370
Total stockholders’ equity	2,540,799	2,469,389	2,540,799	2,469,389
Net income	69,320	72,763	132,654	216,277
Basic earnings per share	0.42	0.44	0.80	1.29
Diluted earnings per share	0.42	0.44	0.80	1.29
Book value per share	15.38	14.80	15.38	14.80
Tangible book value per share (non-GAAP)(1)	9.30	8.83	9.30	8.83
Annualized net interest margin – FTE	3.92%	4.32%	4.08%	4.30%
Efficiency ratio	39.56	39.16	43.69	40.03
Efficiency ratio, as adjusted (non-GAAP)(2)	40.08	40.60	40.25	40.35
Annualized return on average assets	1.66	1.93	1.11	1.92
Annualized return on average common equity	10.97	11.84	7.13	12.12

(1)	See Table 19 for the non-GAAP tabular reconciliation.
(2)	See Table 23 for the non-GAAP tabular reconciliation.

Overview

Recent Developments – COVID-19

The rapid spread of the novel coronavirus (“COVID-19”) hit the United States during the first quarter of 2020 and has continued through the third quarter of 2020. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the economic activity in our markets. In response to the COVID-19 pandemic, the state governments have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.  These actions have had a significant impact on markets driven by supply chain and production disruptions, workforce restrictions, travel restrictions, retail closures, and reduced consumer spending and sentiment, amongst other factors. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

While our business has been designated an essential business, which allows us to continue to serve our customers, we serve many customers that have been deemed, or who are employed by businesses that have been deemed, to be non-essential. Further, many of our customers that have been categorized to date as essential businesses, or who are employed by businesses that have been categorized as essential businesses, have been adversely affected by the COVID-19 pandemic.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The COVID-19 pandemic has had a significant impact on our business and operations. We have reopened our banking lobbies in order to serve customers in person, while still offering service through drive-thru tellers as well as electronic and online means. To support the health and well-being of our employees, we continue to support working remotely. To support our customers or to comply with law, we have deferred loan payments for certain consumer and commercial customers, and we have suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are offering fee waivers, payment deferrals, and other expanded assistance for automobile, mortgage, small business and personal lending customers. Future governmental actions may require these and other types of customer-related responses.

As of September 30, 2020,  our loan deferrals decreased to $933.8 million on 330 loans from the June 30, 2020 balance of $3.18 billion on 4,209 loans, with approximately 70% of the initially deferred loan balances returning to full payments of principal and interest following the initial deferral period.  Of the 272 customers currently on deferment, 79 of our customers totaling $347 million chose principal deferment only and now have returned to paying interest monthly.  The remaining customers with loans totaling $586.8 million, which represents only 5.0% of our total loans, have continued full deferment.  The hospitality sector has been most negatively impacted by COVID-19 and represents nearly half of the deferment balance as of September 30, 2020. The geographic distribution of these deferrals is similar through all of our markets.   Our review of second-round deferment requests required updated interim operating statements, balance sheet and liquidity verifications, and validation of the current risk rating.

In April 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) established a new federal economic relief program administered by the Small Business Administration (“SBA”) called the Paycheck Protection Program (“PPP”), which provides for 100% federally guaranteed loans to be issued by participating private financial institutions to small businesses for payroll and certain other permitted expenses.  As of September 30, 2020, as a participating lender, we have generated 8,702 loans to both existing and new customers totaling $848.7 million. The average loan size is $98,000.

We also are monitoring the impact of COVID-19 on the valuation of goodwill. Our stock price has historically traded above its per share book value and tangible book value (non-GAAP). However, at certain times during the first nine months of 2020, our stock price fell below book value. This drop in stock was in reaction to the COVID-19 pandemic, which has affected stock prices of companies in almost all industries. During the first nine months of 2020, our common stock has traded as low as $9.71 per share and closed on September 30, 2020 at $15.16 per share, which was below book value of $15.38 per share but above tangible book value (non-GAAP) of $9.30 per share. The Company updated its valuation of the carrying value of goodwill as of September 30, 2020 based on the drop in the Company’s stock price in the first three quarters of 2020. However, taking into account the effect that the COVID-19 pandemic has had and continues to have on our local economy, we determined that no impairment charge to goodwill was necessary at this time. While our common stock price has closed above book value each day beginning October 1, 2020 through the date of this filing, we will continue to monitor the impact of COVID-19 on the Company’s business, operating results, cash flows and financial condition and will reevaluate any impairment of our goodwill should economic or market conditions further deteriorate as a result of the pandemic.

Results of Operations for the Three Months Ended September 30, 2020 and 2019

Our net income decreased $3.4 million, or 4.7%, to $69.3 million for the three-month period ended September 30, 2020, from $72.8 million for the same period in 2019.  On a diluted earnings per share basis, our earnings were $0.42 per share for the three-month period ended September 30, 2020 and $0.44 per share for the three-month period ended September 30, 2019.  During the three-month period ended September 30, 2020, the Company recorded $14.0 million of total credit loss expense which was primarily due to the Company increasing reserves on deferred loans resulting from the ongoing uncertainties related to the COVID-19 pandemic. The Company also recorded a $1.4 million write-down for the fair value adjustment on marketable securities.  These items were partially offset by $3.2 million of special dividend income from one of our equity investments. The summation of all these items resulted in net additional expense of  $12.2 million, or $9.0 million after tax.

Total interest income decreased $15.4 million or 8.5%, and non-interest expense increased $3.9 million or 5.8%.  This was offset by a $18.6 million, or 47.6%, decrease in total interest expense and a $5.2 million, or 21.0%, increase in non-interest income. The primary drivers of the decrease in interest income were a $12.7 million decrease in loan interest income, a $1.9 million decrease in investment security income and a $816,000 decrease in interest income on deposits with other banks. The primary driver of the increase in non-interest expense was a $1.6 million increase in salaries and employee benefits, a $519,000 increase in occupancy and equipment expense, a $862,000 increase in data processing expense and an $975,000 increase in other operating expenses.  The decrease in interest expense was primarily due to a $16.4 million decrease in interest on deposits and a $1.4 million decrease in interest on FHLB borrowed funds.  The increase in non-interest income was primarily due to a $5.6 million increase in mortgage lending income, a $2.3 million increase in dividend income from FHLB, FRB, FNBB and other equity investments, and a $1.1 million increase in other income, partially offset by a $1.6 million decrease in service charges on deposit accounts and a $1.4 million decrease in the fair value adjustment on marketable securities.  Income tax expense decreased by $6.1 million during the quarter due a reduction in net income as well as $3.7 million in tax expense incurred in the third quarter of 2019 due to the Company surrendering $47.5 million of underperforming separate account bank owned life insurance.

Our net interest margin decreased from 4.32% for the three-month period ended September 30, 2019 to 3.92% for the three-month period ended September 30, 2020.  The yield on interest earning assets was 4.47% and 5.50% for the three months ended September 30, 2020 and 2019, respectively, as average interest earning assets increased from $13.24 billion to $14.98 billion. The increase in average earning assets is primarily the result of an $813.5 million increase in average loans receivable, a $713.1 million increase in average interest-bearing balances due from banks and a $214.1 million increase in average investment securities. Average PPP loan balances were $822.0 million for the three months ended September 30, 2020. These loans bear interest at 1.00% plus the accretion of the origination fee. We recognized total interest income of $5.9 million on PPP loans for the three months ended September 30, 2020. The PPP loans were dilutive to the net interest margin by 6 basis points for the three months ended September 30, 2020. The COVID-19 pandemic and the resulting governmental response have created a significant amount of excess liquidity in the market.  As a result, we had an increase of $713.1 million in average interest-bearing cash balances for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  This excess liquidity was dilutive to the net interest margin by 20 basis points. For the three months ended September 30, 2020 and 2019, we recognized $7.0 million and $8.5 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 4 basis points. We recognized no event interest income for the three months ended September 30, 2020 compared to $2.8 million for the three months ended September 30, 2019. This lowered the net interest margin by 8 basis points. The rate on interest bearing liabilities was 0.76% and 1.57% for the three months ended September 30, 2020 and 2019, respectively, as average interest-bearing liabilities increased from $9.91 billion to $10.67 billion. The reduction in yield on loans due to the low interest rate on PPP loans, the impact of the excess liquidity, the reduction in accretion income, and the absence of loan payoff events, reduced the net interest margin by 38 basis points for the quarter ended September 30, 2020.

Our efficiency ratio was 39.56% for the three months ended September 30, 2020, compared to 39.16% for the same period in 2019.  For the third quarter of 2020, our efficiency ratio, as adjusted (non-GAAP), was 40.08%, an improvement of 52 basis points from the 40.60% reported for the third quarter of 2019. (See Table 23 for the non-GAAP tabular reconciliation).

Our annualized return on average assets was 1.66% for the three months ended September 30, 2020, compared to 1.93% for the same period in 2019.  Our annualized return on average common equity was 10.97% for the three months ended September 30, 2020, compared to 11.84% for the same period in 2019.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

Our net income decreased $83.6 million, or 38.7%, to $132.7 million for the nine-month period ended September 30, 2020, from $216.3 million for the same period in 2019.  On a diluted earnings per share basis, our earnings were $0.80 per share for the nine-month period ended September 30, 2020 and $1.29 per share for the nine-month period ended September 30, 2019.  As a result of COVID-19, the unemployment rate projections significantly increased from January 1, 2020 through September 30, 2020. Additionally, the ongoing uncertainties related to the COVID-19 pandemic have resulted in the Company increasing reserves on deferred loans.  These impacts of COVID-19 have resulted in the Company recording a $102.1 million provision for credit losses on loans, an $842,000 provision for credit losses on investment securities, and a $6.2 million write-down for the fair value adjustment on marketable securities. The Company also recorded $17.0 million in unfunded commitments expense which was due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from January 1, 2020 to September 30, 2020, due to COVID-19. We incurred $10.0 million of expense as a result of our LH-Finance acquisition, which we completed on February 29, 2020, including $9.3 million for the provision for credit losses and $711,000 of acquisition expenses.  The acquired loan portfolio is now housed in our Shore Premier Finance (“SPF”) division.  The Company also had $1.1 million of expense for outsourced special projects, $10.2 million of special dividend income from one of our equity investments and $981,000 of increased depreciation expense related to the second quarter write-off of the Company’s Marathon, Florida branch office, which the Company made the strategic decision to demolish and rebuild at its existing location. The summation of all these items resulted in net additional expense of $128.1 million, or $94.6 million after tax.

Total interest income decreased $32.5 million, or 6.0% and non-interest expense increased $25.7 million, or 12.6%.  This was partially offset by a $43.5 million, or 36.5%, decrease in total interest expense and a $6.4 million, or 9.0%, increase in non-interest income. The primary drivers of the decrease in interest income were a $25.2 million decrease in loan interest income, a $4.6 million decrease in investment security income and a $2.7 million decrease in interest income on deposits with other banks.  The increase in non-interest expense was primarily due to a $5.2 million increase in salaries and employee benefits, $1.9 million increase in occupancy and equipment expense, a $2.0 million increase in data processing expense and a $16.6 million increase in other operating expenses resulting from a $17.0 million increase in our reserve for unfunded commitments during the nine months ended September 30, 2020.  The decrease in interest expense was due to a $34.8 million decrease in interest on deposits and a $6.9 million decrease in interest on FHLB borrowed funds.  The increase in non-interest income was primarily due to a $8.5 million increase in mortgage lending income, a $5.8 million increase in dividend income from FHLB, FRB, FNBB and other equity investments , and a $3.7 million increase in other income, which were partially offset by a $6.2 million write-down for the fair value adjustment on marketable securities, a $3.3 million decrease in service charges on deposit accounts and a $1.2 million decrease in other service charges and fees. Income tax expense decreased by $35.5 million due to a reduction in net income as well as $3.7 million in tax expense incurred in the third quarter of 2019 due to the Company surrendering $47.5 million of underperforming separate account bank owned life insurance.

Our net interest margin decreased from 4.30% for the nine-month period ended September 30, 2019 to 4.08% for the nine-month period ended September 30, 2020.  The yield on interest earning assets was 4.79% and 5.50% for the nine months ended September 30, 2020 and 2019, respectively, as average interest earning assets increased from $13.28 billion to $14.36 billion. The increase in average earning assets is primarily the result of a $526.0 million increase in average loans receivable, a $409.8 million in average interest-bearing balances due from banks, and a $141.3 million increase in average investment securities. Average PPP loan balances from the Company’s participation in the Paycheck Protection Program beginning in the second quarter of 2020 were $470.6 million for the nine months ended September 30, 2020. We recognized total interest income of $10.4 million on PPP loans for the nine months ended September 30, 2020. The PPP loans were dilutive to the net interest margin by 4 basis points for the nine months ended September 30, 2020. As a result of the significant amount of excess liquidity in the market created by the COVID-19 pandemic and the resulting governmental response, we had an increase of $409.8 million in average interest-bearing cash balances for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This excess liquidity was dilutive to the net interest margin by 12 basis points. For the nine months ended September 30, 2020 and 2019, we recognized $21.6 million and $26.8 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 5 basis points. We recognized $2.1 million in event interest income for the nine months ended September 30, 2020 compared to $2.8 million for the nine months ended September 30, 2019. This lowered the net interest margin by 1 basis point.  The rate on interest bearing liabilities was 0.97% and 1.59% for the nine months ended September 30, 2020 and 2019, respectively, as average interest-bearing liabilities increased from $10.05 billion to $10.49 billion. The reduction in yield on loans due to the low interest rate on PPP loans, the impact of the excess liquidity, the reduction in accretion income, and the absence of loan payoff events, reduced the net interest margin by 22 basis points for the nine months ended September 30, 2020.

Our efficiency ratio was 43.69% for the nine months ended September 30, 2020, compared to 40.03% for the same period in 2019.  For the first nine months of 2020, our efficiency ratio, as adjusted (non-GAAP) was 40.25%, an decrease of 10 basis points from the 40.35% reported for the first nine months of 2019. (See Table 23 for the non-GAAP tabular reconciliation).

Our annualized return on average assets was 1.11% for the nine months ended September 30, 2020, compared to 1.92% for the same period in 2019.  Our annualized return on average common equity was 7.13% for the nine months ended September 30, 2020, compared to 12.12% for the same period in 2019.

Financial Condition as of and for the Period Ended September 30, 2020 and December 31, 2019

Our total assets as of September 30, 2020 increased $1.52 billion to $16.55 billion from the $15.03 billion reported as of December 31, 2019.  Cash and cash equivalents increased $552.7 million, or 112.7%, for the nine months ended September 30, 2020. The increase in cash and cash equivalents is primarily due to the Company’s strategic decision to increase our liquidity position as a result of the COVID-19 pandemic . Our loan portfolio balance increased to $11.69 billion as of September 30, 2020 from $10.87 billion at December 31, 2019. The increase in the loan portfolio is primarily due to the $848.7 million of PPP loans as well as the acquisition of $406.2 million of loans from LH-Finance during the first quarter of 2020. Total deposits increased $1.66 billion to $12.94 billion as of September 30, 2020 from $11.28 billion as of December 31, 2019, which was due customers holding higher deposit balances in response to the COVID-19 pandemic. Stockholders’ equity increased $29.3 million to $2.54 billion as of September 30, 2020, compared to $2.51 billion as of December 31, 2019.  The $29.3 million increase in stockholders’ equity is primarily associated with the $132.7 million in net income and $22.1 million in other comprehensive income for the nine months ended September 30, 2020 which was partially offset by the $44.0 million impact of the adoption of ASC 326, $64.6 million of shareholder dividends paid and stock repurchases of $23.9 million in 2020.

Our non-performing loans were $73.8 million, or 0.63% of total loans as of September 30, 2020, compared to $54.8 million, or 0.50% of total loans as of December 31, 2019.  The allowance for credit losses as a percent of non-performing loans increased to 336.4% as of September 30, 2020, from 186.2% as of December 31, 2019.  Non-performing loans from our Arkansas franchise were $23.3 million at September 30, 2020 compared to $17.9 million as of December 31, 2019.  Non-performing loans from our Florida franchise were $40.2 million at September 30, 2020 compared to $34.7 million as of December 31, 2019.  Non-performing loans from our Alabama franchise were $489,000 at September 30, 2020 compared to $429,000 as of December 31, 2019.  Non-performing loans from our SPF franchise were $4.3 million at September 30, 2020 compared to $1.8 million as of December 31, 2019.  Non-performing loans from our Centennial Commercial Finance Group (“CFG”) franchise were $5.4 million at September 30, 2020 compared to zero as of December 31, 2019.

As of September 30, 2020, our non-performing assets increased to $78.4 million, or 0.47% of total assets, from $64.4 million, or 0.43% of total assets, as of December 31, 2019.  Non-performing assets from our Arkansas franchise were $24.8 million at September 30, 2020 compared to $22.9 million as of December 31, 2019.  Non-performing assets from our Florida franchise were $43.3 million at September 30, 2020 compared to $39.2 million as of December 31, 2019.  Non-performing assets from our Alabama franchise were $523,000 at September 30, 2020 compared to $463,000 as of December 31, 2019.  Non-performing assets from our SPF franchise were $4.4 million at September 30, 2020 compared to $1.8 million as of December 31, 2019.  Non-performing assets from our CFG franchise were $5.4 million at September 30, 2020 compared to zero as of December 31, 2019.

The $5.4 million balance of non-accrual loans for our Centennial CFG market consists of two loans that are assessed for Credit risk by the Federal Reserve under the Shared National Credit Program. The decision to place these loans on non-accrual status was made by the Federal Reserve and not the Company. The two loans that make up the total balance are still current on both principal and interest. However, all interest payments are currently being applied to the principal balance. Because the Federal Reserve required us to place these loans on non-accrual status, we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve.

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

•

Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310.  Interchange fees were $3.8 million, $11.0 million, $3.6 million and $10.4 million for the three and nine months ended September 30, 2020 and 2019, respectively. Centennial CFG loan fees were $2.7 million, $5.6 million, $2.7 million, and $6.6 million for the three and nine months ended September 30, 2020 and 2019, respectively.

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As of December 31, 2019, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined than an allowance for credit losses on available-for-sale securities was not deemed material. However, the Company evaluated the investment portfolio during the first quarter of 2020 and determined that an $842,000 provision for credit losses was necessary. No additional provision was deemed necessary during the second and third quarters of 2020. See Note 3 for further discussion.

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

As of September 30, 2020, we had 161 branch locations.  There were 77 branches in Arkansas, 78 branches in Florida, five branches in Alabama and one branch in New York City.

Results of Operations

For the three and nine months ended September 30, 2020 and 2019

Our net income decreased $3.4 million, or 4.7%, to $69.3 million for the three-month period ended September 30, 2020, from $72.8 million for the same period in 2019.  On a diluted earnings per share basis, our earnings were $0.42 per share for the three-month period ended September 30, 2020 and $0.44 per share for the three-month period ended September 30, 2019.  During the three-month period ended September 30, 2020, the Company recorded $14.0 million of total credit loss expense which was primarily due to the Company increasing reserves on deferred loans resulting from the ongoing uncertainties related to the COVID-19 pandemic. The Company also recorded a $1.4 million write-down for the fair value adjustment on marketable securities.  These items were partially offset by $3.2 million of special dividend income from one of our equity investments. The summation of all these items resulted in net additional expense of  $12.2 million, or $9.0 million after tax.

Our net income decreased $83.6 million, or 38.7%, to $132.7 million for the nine-month period ended September 30, 2020, from $216.3 million for the same period in 2019.  On a diluted earnings per share basis, our earnings were $0.80 per share for the nine-month period ended September 30, 2020 and $1.29 per share for the nine-month period ended September 30, 2019.  As a result of COVID-19, the unemployment rate projections significantly increased from January 1, 2020 through September 30, 2020. Additionally, the ongoing uncertainties related to the COVID-19 pandemic have resulted in the Company increasing reserves on deferred loans.  These impacts of COVID-19 have resulted in the Company recording a $102.1 million provision for credit losses on loans, an $842,000 provision for credit losses on investment securities, and a $6.2 million write-down for the fair value adjustment on marketable securities. The Company also recorded $17.0 million in unfunded commitments expense, which was due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from January 1, 2020 to September 30, 2020, due to COVID-19. We incurred $10.0 million of expense as a result of our LH-Finance acquisition, which we completed on February 29, 2020, including $9.3 million for the provision for credit losses and $711,000 of acquisition expenses.  The acquired loan portfolio is now housed in our SPF division.  The Company also had $1.1 million of expense for outsourced special projects, $10.2 million of special dividend income from one of our equity investments and $981,000 of increased depreciation expense related to the second quarter write-off of the Company’s Marathon, Florida branch office, which the Company made the strategic decision to demolish and rebuild at its existing location. The summation of all these items resulted in net additional expense of $128.1 million, or $94.6 million after tax.

 Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (26.135% for the three and nine months ended September 30, 2020, respectively)

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve lowered the target rate three times during 2019. First, the target rate was lowered to 2.00% to 2.25% on July 31, 2019; second, the rate was lowered on September 18, 2019 to 1.75% to 2.00%; and third, the rate was lowered on October 30, 2019 to 1.50% to 1.75%. The Federal reserve lowered the target rate two times in 2020. First, the target rate was lowered to 1.00% to 1.25% on March 3, 2020; second, the rate was lowered to 0.00% to 0.25% on March 15, 2020. The target rate is currently at 0.00% to 0.25% as of September 30, 2020, which has decreased from the target rate of 1.75% to 2.00% as of September 30, 2019.

Our net interest margin decreased from 4.32% for the three-month period ended September 30, 2019 to 3.92% for the three-month period ended September 30, 2020.  The yield on interest earning assets was 4.47% and 5.50% for the three months ended September 30, 2020 and 2019, respectively, as average interest earning assets increased from $13.24 billion to $14.98 billion. The increase in average earning assets is primarily the result of an $813.5 million increase in average loans receivable, a $713.1 million increase in average interest-bearing balances due from banks and a $214.1 million increase in average investment securities. Average PPP loan balances were $822.0 million for the three months ended September 30, 2020. These loans bear interest at 1.00% plus the accretion of the origination fee. We recognized total interest income of $5.9 million on PPP loans for the three months ended September 30, 2020. The PPP loans were dilutive to the net interest margin by 6 basis points for the three months ended September 30, 2020. The COVID-19 pandemic and the resulting governmental response has created a significant amount of excess liquidity in the market.  As a result, we had an increase of $713.1 million in average interest-bearing cash balances for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  This excess liquidity was dilutive to the net interest margin by 20 basis points. For the three months ended September 30, 2020 and 2019, we recognized $7.0 million and $8.5 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive the net interest margin by 4 basis points. We recognized no event interest income for the three months ended September 30, 2020 compared to $2.8 million for the three months ended September 30, 2019. This lowered the net interest margin by 8 basis points. The rate on interest bearing liabilities was 0.76% and 1.57% for the three months ended September 30, 2020 and 2019, respectively, as average interest-bearing liabilities increased from $9.91 billion to $10.67 billion. The reduction in yield on loans due to the low interest rate on PPP loans, the impact of the excess liquidity, the reduction in accretion income, and the absence of loan payoff events, reduced the net interest margin by 38 basis points for the quarter ended September 30, 2020.

Our net interest margin decreased from 4.30% for the nine-month period ended September 30, 2019 to 4.08% for the nine-month period ended September 30, 2020.  The yield on interest earning assets was 4.79% and 5.50% for the nine months ended September 30, 2020 and 2019, respectively, as average interest earning assets increased from $13.28 billion to $14.36 billion. The increase in average earning assets is primarily the result of a $526.0 million increase in average loans receivable, a $409.8 million in average interest-bearing balances due from banks, and a $141.3 million increase in average investment securities. Average PPP loan balances from the Company’s participation in the Paycheck Protection Program beginning in the second quarter of 2020 were $470.6 million for the nine months ended September 30, 2020. We recognized total interest income of $10.4 million on PPP loans for the nine months ended September 30, 2020. The PPP loans were dilutive to the net interest margin by 4 basis points for the nine months ended September 30, 2020. As a result of the significant amount of excess liquidity in the market created by the COVID-19 pandemic and the resulting governmental response, we had an increase of $409.8 million in average interest-bearing cash balances for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This excess liquidity was dilutive to the net interest margin by 12 basis points. For the nine months ended September 30, 2020 and 2019, we recognized $21.6 million and $26.8 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive the net interest margin by 5 basis points. We recognized $2.1 million in event interest income for the nine months ended September 30, 2020 compared to $2.8 million for the nine months ended September 30, 2019. This lowered the net interest margin by 1 basis point.  The rate on interest bearing liabilities was 0.97% and 1.59% for the nine months ended September 30, 2020 and 2019, respectively, as average interest-bearing liabilities increased from $10.05 billion to $10.49 billion. The reduction in yield on loans due to the low interest rate on PPP loans, the impact of the excess liquidity, the reduction in accretion income, and the absence of loan payoff events, reduced the net interest margin by 22 basis points for the nine months ended September 30, 2020.

Net interest income on a fully taxable equivalent basis increased $3.5 million, or 2.4%, to $147.7 million for the three-month period ended September 30, 2020, from $144.2 million for the same period in 2019.  This increase in net interest income for the three-month period ended September 30, 2020 was the result of a $18.6 million decrease in interest expense which was partially offset by a $15.1 million decrease in interest income, on a fully taxable equivalent basis. The $15.1 million decrease in interest income was primarily the result of  lower yields on our earning assets, partially offset by a higher level of earning assets. The lower yield on earning assets resulted in a decrease in interest income of approximately $30.2 million, and the higher level of earning assets resulted in an increase in interest income of approximately $15.0 million.  The lower yield was primarily driven by the decrease in income on loans of $12.8 million, a decrease in income on investment securities of $1.5 million and a $816,000 decrease in income on interest-bearing balances due from banks. The decrease in interest income also reflected a $1.5 million decrease in loan accretion income.  The $18.6 million decrease in interest expense for the three-month period ended September 30, 2020 is primarily the result of interest-bearing liabilities repricing in a decreasing interest rate environment which lowered interest expense by $19.4 million, partially offset by a $742,000 in increased interest expense resulting from an increase in average interest bearing liabilities.

Net interest income on a fully taxable equivalent basis increased $11.4 million, or 2.7%, to $438.8 million for the nine-month period ended September 30, 2020, from $427.4 million for the same period in 2019.  This increase in net interest income for the nine-month period ended September 30, 2020 was the result of a $43.5 million decrease in interest expense which was partially offset by a $32.1 million decrease in interest income, on a fully taxable equivalent basis. The $32.1 million decrease in interest income was primarily the result of  lower yields on our earning assets, partially offset by a higher level of earning assets. The lower yield on earning assets resulted in a decrease in interest income of approximately $62.3 million, and the higher level of earning assets resulted in an increase in interest income of approximately $30.1 million.  The lower yield was primarily driven by the decrease in income on loans of $25.4 million, a decrease in income on investment securities of $4.0 million and a $2.7 million decrease in income on interest-bearing balances from banks. The decrease in interest income also reflected a $5.1 million decrease in loan accretion income.  The $43.5 million decrease in interest expense for the nine-month period ended September 30, 2020 is primarily the result of interest-bearing liabilities repricing in a decreasing interest rate environment, which lowered interest expense by $44.5 million.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2020 and 2019, as well as changes in fully taxable equivalent net interest margin for the three and nine months ended September 30, 2020 compared to the same period in 2019.

Table 2: Analysis of Net Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Interest income	$166,633	$182,082	$510,406	$542,856
Fully taxable equivalent adjustment	1,576	1,247	4,237	3,933
Interest income – fully taxable equivalent	168,209	183,329	514,643	546,789
Interest expense	20,495	39,105	75,876	119,422
Net interest income – fully taxable equivalent	147,714	144,224	438,767	427,367
Yield on earning assets – fully taxable equivalent	4.47%	5.50%	4.79%	5.50%
Cost of interest-bearing liabilities	0.76	1.57	0.97	1.59
Net interest spread – fully taxable equivalent	3.71	3.93	3.82	3.91
Net interest margin – fully taxable equivalent	3.92	4.32	4.08	4.30

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020 vs. 2019	2020 vs. 2019
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$15,044	$30,142
Increase (decrease) in interest income due to change in earning asset yields	(30,164)	(62,288)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(742)	(931)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	19,352	44,477
Increase (decrease) in net interest income	$3,490	$11,400

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and nine months ended September 30, 2020 and 2019, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2020			2019
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$926,754	$252	0.11%	$213,671	$1,068	1.98%
Federal funds sold	124	—	0.00	1,442	8	2.20
Investment securities – taxable	1,618,058	7,227	1.78	1,705,647	10,343	2.41
Investment securities – non-taxable	672,067	5,731	3.39	370,376	4,139	4.43
Loans receivable	11,758,143	154,999	5.24	10,944,638	167,771	6.08
Total interest-earning assets	14,975,146	168,209	4.47%	13,235,774	183,329	5.50%
Non-earning assets	1,619,349			1,757,458
Total assets	$16,594,495			$14,993,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$7,937,412	$6,651	0.33%	$6,629,491	$19,615	1.17%
Time deposits	1,745,279	6,549	1.49	2,014,630	9,951	1.96
Total interest-bearing deposits	9,682,691	13,200	0.54	8,644,121	29,566	1.36
Federal funds purchased	—	—	0.00	4,801	21	1.74
Securities sold under agreement to repurchase	157,172	237	0.60	143,628	628	1.73
FHLB and other borrowed funds	464,799	2,235	1.91	748,577	3,683	1.95
Subordinated debentures	370,038	4,823	5.19	369,269	5,207	5.59
Total interest-bearing liabilities	10,674,700	20,495	0.76%	9,910,396	39,105	1.57%
Non-interest-bearing liabilities
Non-interest-bearing deposits	3,259,501			2,530,664
Other liabilities	146,502			114,352
Total liabilities	14,080,703			12,555,412
Stockholders’ equity	2,513,792			2,437,820
Total liabilities and stockholders’ equity	$16,594,495			$14,993,232
Net interest spread			3.71%			3.93%
Net interest income and margin		$147,714	3.92%		$144,224	4.32%

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$671,231	$1,579	0.31%	$261,419	$4,239	2.17%
Federal funds sold	1,775	21	1.58	1,510	29	2.57
Investment securities – taxable	1,665,900	25,696	2.06	1,647,781	31,699	2.57
Investment securities – non-taxable	503,253	14,712	3.90	380,115	12,741	4.48
Loans receivable	11,519,706	472,635	5.48	10,993,686	498,081	6.06
Total interest-earning assets	14,361,865	514,643	4.79%	13,284,511	546,789	5.50%
Non-earning assets	1,655,973			1,772,341
Total assets	$16,017,838			$15,056,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$7,544,763	$30,272	0.54%	$6,634,809	$59,788	1.20%
Time deposits	1,847,833	22,242	1.61	1,954,182	27,493	1.88
Total interest-bearing deposits	9,392,596	52,514	0.75	8,588,991	87,281	1.36
Federal funds purchased	2,080	13	0.83	1,618	21	1.74
Securities sold under agreement to repurchase	150,020	959	0.85	146,277	1,892	1.73
FHLB and other borrowed funds	579,805	7,589	1.75	945,351	14,523	2.05
Subordinated debentures	369,846	14,801	5.35	369,078	15,705	5.69
Total interest-bearing liabilities	10,494,347	75,876	0.97%	10,051,315	119,422	1.59%
Non-interest-bearing liabilities
Non-interest-bearing deposits	2,904,159			2,508,082
Other liabilities	134,281			110,715
Total liabilities	13,532,787			12,670,112
Stockholders’ equity	2,485,051			2,386,740
Total liabilities and stockholders’ equity	$16,017,838			$15,056,852
Net interest spread			3.82%			3.91%
Net interest income and margin		$438,767	4.08%		$427,367	4.30%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and nine months ended September 30, 2020 compared to the same period in 2019, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 5: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 over 2019			2020 over 2019
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$938	$(1,754)	$(816)	$2,969	$(5,629)	$(2,660)
Federal funds sold	(4)	(4)	(8)	4	(12)	(8)
Investment securities – taxable	(508)	(2,608)	(3,116)	345	(6,348)	(6,003)
Investment securities – non-taxable	2,753	(1,161)	1,592	3,749	(1,778)	1,971
Loans receivable	11,865	(24,637)	(12,772)	23,075	(48,521)	(25,446)
Total interest income	15,044	(30,164)	(15,120)	30,142	(62,288)	(32,146)
Interest expense:
Interest-bearing transaction and savings deposits	3,271	(16,235)	(12,964)	7,298	(36,814)	(29,516)
Time deposits	(1,216)	(2,186)	(3,402)	(1,437)	(3,814)	(5,251)
Federal funds purchased	(11)	(10)	(21)	5	(13)	(8)
Securities sold under agreement to repurchase	54	(445)	(391)	47	(980)	(933)
FHLB borrowed funds	(1,367)	(81)	(1,448)	(5,015)	(1,919)	(6,934)
Subordinated debentures	11	(395)	(384)	33	(937)	(904)
Total interest expense	742	(19,352)	(18,610)	931	(44,477)	(43,546)
Increase (decrease) in net interest income	$14,302	$(10,812)	$3,490	$29,211	$(17,811)	$11,400

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

During the three months ended September 30, 2020, we recorded $14.0 million of total credit loss expense compared to recording zero credit loss expense for the three months ended September 30, 2019.  For the nine months ended September 30, 2020, we recorded $112.3 million of total credit loss expense compared to $1.3 million for the nine months ended September 30. 2019.  This expense is comprised of the following components – investment securities, CECL double accounting for LH-Finance and CECL COVID-19 loan provision. During the nine months ended September 30, 2020, we recorded $842,000 for credit losses on the state and political subdivision portfolio as a result of economic uncertainties related to COVID-19, $9.3 million for CECL double accounting for LH-Finance and $102.1 million for the CECL COVID-19 loan provision. Our CECL provisioning model is significantly tied to projected unemployment rates.  As a result of COVID-19, the unemployment rate projections significantly increased from January 1 to the end of September 2020.  Additionally, the ongoing uncertainties related to the COVID-19 pandemic have resulted in the Company increasing reserves on deferred loans. These impacts of COVID-19 have resulted in the Company recording the $102.1 million provision. In addition, net charge-offs to average total loans increased to 0.14% for the three months ended September 30, 2020 from 0.06% for the three months ended September 30, 2019. Net charge-offs to average total loans increased to 0.11% for the nine months ended September 30, 2020 from 0.07% for the nine months ended September 30, 2019.

Non-Interest Income

Total non-interest income was $30.0 million and $77.9 million for the three and nine months ended September 30, 2020, compared to $24.7 million and $71.5 million for the same periods in 2019.  Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, increase in cash value of life insurance and dividends.

Table 6 measures the various components of our non-interest income for the three and nine months ended September 30, 2020 and 2019, respectively, as well as changes for three and nine months ended September 30, 2020 compared to the same period in 2019.

Table 6: Non-Interest Income

	Three Months Ended				Nine Months Ended
	September 30,		2020 Change		September 30,		2020 Change
	2020	2019	from 2019		2020	2019	from 2019
	(Dollars in thousands)
Service charges on deposit accounts	$4,910	$6,492	$(1,582)	(24.4)%	$15,837	$19,152	$(3,315)	(17.3)%
Other service charges and fees	8,539	8,710	(171)	(2.0)	22,261	23,450	(1,189)	(5.1)
Trust fees	378	382	(4)	(1.0)	1,213	1,176	37	3.1
Mortgage lending income	10,177	4,610	5,567	120.8	18,994	10,502	8,492	80.9
Insurance commissions	271	603	(332)	(55.1)	1,482	1,727	(245)	(14.2)
Increase in cash value of life insurance	548	714	(166)	(23.2)	1,666	2,190	(524)	(23.9)
Dividends from FHLB, FRB, FNBB & other	3,433	1,101	2,332	211.8	11,505	5,755	5,750	99.9
Gain on sale of SBA loans	—	291	(291)	(100.0)	341	887	(546)	(61.6)
Gain (loss) on sale of branches, equipment and other assets, net	(27)	12	(39)	(325.0)	109	(38)	147	386.8
Gain (loss) on OREO, net	470	334	136	40.7	982	598	384	64.2
Fair value adjustment for marketable securities	(1,350)	—	(1,350)	(100.0)	(6,249)	—	(6,249)	(100.0)
Other income	2,602	1,500	1,102	73.5	9,760	6,088	3,672	60.3
Total non-interest income	$29,951	$24,749	$5,202	21.0%	$77,901	$71,487	$6,414	9.0%

Non-interest income increased $5.2 million, or 21.0%, to $30.0 million for three months ended September 30, 2020 from $24.7 million for the same period in 2019.  The primary factor that resulted in this increase was the impact of mortgage lending income which increased non-interest income by $5.6 million. Other factors were changes related to service charges on deposit accounts, mortgage lending income, dividends from FHLB, Federal Reserve Bank (“FRB”), First National Bankers Bank (“FNBB”) & other, fair value adjustment for marketable securities, and other income.

Additional details for the three months ended September 30, 2020 on some of the more significant changes are as follows:

•

The $1.6 million decrease in service charges on deposit accounts is primarily related to a decrease in overdraft fees resulting from changes in consumer spending habits leading consumers to hold higher deposit balances in response to the COVID-19 pandemic.

•

The $5.6 million increase in mortgage lending income is primarily due to the increase in volume of secondary market loan sales driven by the current low interest rate environment. In addition, reduced hedging expense led to higher margins on secondary market loan sales.

•

The $2.3 million increase in dividends from FHLB, FRB, FNBB & other is primarily the result of a $3.2 million special dividend from an equity investment. This was partially offset by a decrease in dividend income from the FRB and FHLB.

•	The $1.4 million loss on the fair value adjustment for marketable securities is related to the decrease in the fair market value of a marketable security held by the Company.
•

The $1.1 million increase in other income is primarily due to a $812,000 increase in additional income for items previously charged off, a $142,000 increase in investment brokerage fee income, and a $125,000 increase in miscellaneous income.

Non-interest income increased $6.4 million, or 9.0%, to $77.9 million for the nine months ended September 30, 2020 from $71.5 million for the same period in 2019. The primary factor that resulted in this increase was the impact of the mortgage lending income which increased non-interest income by $8.5 million for the nine months ended September 30, 2020. Other factors were changes related to service charges on deposit accounts, other service charges and fees, increase in cash value of life insurance, dividends from FHLB, FRB, FNBB & other, gain on sale of SBA loans, fair value adjustment of marketable securities and other income.

Additional details for the nine months ended September 30, 2020 on some of the more significant changes are as follows:

•

The $3.3 million decrease in service charges on deposit accounts is primarily related to a decrease in overdraft fees resulting from changes in consumer spending habits leading consumers to hold higher deposit balances in response to the COVID-19 pandemic.

•	The $1.2 million decrease in other service charges and fees is primarily related to a decrease in Centennial CFG property finance loan fees.
•	The $524,000 decrease in the cash value of life insurance is due to the Company surrendering $47.5 million of underperforming separate account bank owned life insurance during 2019.
•

The $8.5 million increase in mortgage lending income is primarily due to the increase in volume of secondary market loan sales driven by the current low interest rate environment. In addition, reduced hedging expense led to higher margins on secondary market loan sales.

•

The $5.8 million increase in dividends from FHLB, FRB, FNBB & other is primarily the result of $10.2 million in special dividends from an equity investment received during the nine months ended September 30, 2020, compared to $2.1 million received during the nine months ended September 30, 2019. This was partially offset by a decrease in dividend income from the FRB and FHLB.

•	The $546,000 decrease in SBA loans is due to no loans being sold during the second and third quarters of 2020.
•	The $6.2 million loss in the fair value adjustment for marketable securities is related to the decline in the fair market value of a marketable security held by the Company.
•

The $3.7 million increase in other income is primarily due to a $2.8 million increase in additional income for items previously charged off, a $452,000 increase in gain on life insurance and a $522,000 increase in investment brokerage fee income.

Non-Interest Expense

Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees, other professional fees and unfunded commitments expense.

Table 7 below sets forth a summary of non-interest expense for the three and nine months ended September 30, 2020 and 2019, as well as changes for the three and nine months ended September 30, 2020 compared to the same period in 2019.

Table 7: Non-Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		2020 Change		September 30,		2020 Change
	2020	2019	from 2019		2020	2019	from 2019
	(Dollars in thousands)
Salaries and employee benefits	$41,511	$39,919	$1,592	4.0%	$120,928	$115,731	$5,197	4.5%
Occupancy and equipment	9,566	9,047	519	5.7	28,611	26,723	1,888	7.1
Data processing expense	4,921	4,059	862	21.2	13,861	11,867	1,994	16.8
Other operating expenses:
Advertising	902	1,201	(299)	(24.9)	2,923	3,347	(424)	(12.7)
Merger and acquisition expense	—	—	—	—	711	—	711	100.0
Amortization of intangibles	1,420	1,587	(167)	(10.5)	4,423	4,760	(337)	(7.1)
Electronic banking expense	2,426	1,901	525	27.6	6,195	5,655	540	9.5
Directors’ fees	429	380	49	12.9	1,265	1,206	59	4.9
Due from bank service charges	259	272	(13)	(4.8)	721	792	(71)	(9.0)
FDIC and state assessment	1,607	(532)	2,139	402.1	5,001	2,833	2,168	76.5
Hurricane expense	—	—	—	—	—	897	(897)	(100.0)
Insurance	766	698	68	9.7	2,223	2,056	167	8.1
Legal and accounting	1,235	1,414	(179)	(12.7)	3,432	3,384	48	1.4
Other professional fees	1,661	1,906	(245)	(12.9)	6,622	7,024	(402)	(5.7)
Operating supplies	460	511	(51)	(10.0)	1,548	1,552	(4)	(0.3)
Postage	328	320	8	2.5	968	939	29	3.1
Telephone	321	289	32	11.1	955	898	57	6.3
Unfunded commitments	—	—	—	—	16,989	—	16,989	100.0
Other expense	3,900	4,792	(892)	(18.6)	12,757	14,781	(2,024)	(13.7)
Total non-interest expense	$71,712	$67,764	$3,948	5.8%	$230,133	$204,445	$25,688	12.6%

Non-interest expense increased $3.9 million, or 5.8%, to $71.7 million for the three months ended September 30, 2020 from $67.8 million for the same period in 2019.  The primary factor that resulted in this increase was the changes related to FDIC and state assessment fees. Other factors were changes related to salaries and employee benefits expense, occupancy and equipment expenses, data processing expenses, and other expenses.

Additional details for the three months ended September 30, 2020 on some of the more significant changes are as follows:

•

The $1.6 million increase in salaries and employee benefits expense is primarily due to increased salary expense related to the normal increased cost of doing business, additional employees hired as a result of the increased regulatory environment, and the acquisition of LH-Finance on February 29, 2020.

•	The $519,000 increase in occupancy and equipment is primarily related to an increase in janitorial services and supplies expenses as a result of the ongoing COVID-19 pandemic.
•	The $862,000 increase in data processing expense is primarily related to an increase in software, licensing, and software maintenance fees.
•	The $2.1 million increase in FDIC and state assessment is primarily related to a $2.3 million FDIC small bank assessment credit recorded in the third quarter of 2019.
•	The $892,000 decrease in other expenses is primarily due to the decrease in other professional fees, legal expenses, and general travel expenses.
•

Non-interest expense increased $25.7 million, or 12.6%, to $230.1 million for the nine months ended September 30, 2020 from $204.4 million for the same period in 2019.  The primary factor that resulted in this increase was the unfunded commitments expense incurred as a result of the Company adopting ASC 326. Other factors were changes related to salaries and employee benefits expense, occupancy and equipment expenses, data processing expenses, merger and acquisition expenses, FDIC and state assessment fees, unfunded commitments expense and other expenses.

Additional details for the nine months ended September 30, 2020 on some of the more significant changes are as follows:

•

The $5.2 million increase in salaries and employee benefits expense is primarily due to increased salary expense related to the normal increased cost of doing business, additional employees hired as a result of the increased regulatory environment and the acquisition of LH-Finance on February 29, 2020.

•

The $1.9 million increase in occupancy and equipment is primarily related to an increase in janitorial services and supplies expense resulting from the ongoing COVID-19 pandemic and the increased depreciation expense due to the write-off of the Company’s Marathon, Florida branch office during the second quarter of 2020. The Company made the strategic decision to demolish and rebuild the branch at its existing location.

•	The $2.0 million increase in data processing expense is primarily related to an increase in software, licensing, software maintenance and internet banking/cash management expenses.
•	The $711,000 in merger and acquisition expense is related to the acquisition of LH-Finance during the first quarter of 2020.
•	The $2.2 million increase in FDIC and state assessment is primarily related to a $2.3 million FDIC small bank assessment credit recorded in the third quarter of 2019.
•	The $897,000 in hurricane expense incurred during the first quarter of 2019 was related to damages from Hurricane Michael which made landfall in Mexico Beach, Florida on October 10, 2018.
•

The $17.0 million increase in unfunded commitments expense is due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from January 1, 2020 to September 30, 2020, due to COVID-19, as the Company’s provisioning model is significantly tied to projected unemployment rates.

•	The $2.0 million decrease in other expenses is primarily due to the decreases in other professional fees and electronic interchange network expense.

Income Taxes

Income tax expense decreased $6.1 million, or 22.6%, to $21.1 million for the three-month period ended September 30, 2020, from $27.2 million for the same period in 2019. Income tax expense decreased $35.5 million, or 48.7%, to $37.4 million for the nine-month period ended September 30, 2020, from $72.9 million for the same period in 2019. The effective income tax rate was 23.30% and 21.98% for the three and nine-month period ended September 30, 2020, compared to 27.21% and 25.20% for the same periods in 2019.  The reduction in income tax expense and the effective tax rate for the three and nine-month periods ended September 30, 2020 compared to the same periods in 2019 was due to the decrease in pre-tax net income for the three and nine-month periods ended September 31, 2020 compared to the same periods in 2019 as well as $3.7 million in tax expense incurred in the third quarter of 2019 due to the Company surrendering $47.5 million of underperforming separate account bank owned life insurance.

Financial Condition as of and for the Period Ended September 30, 2020 and December 31, 2019

Our total assets as of September 30, 2020 increased $1.52 billion to $16.55 billion from the $15.03 billion reported as of December 31, 2019.  Cash and cash equivalents increased $552.7 million, or 112.7%, for the nine months ended September 30, 2020. The increase in cash and cash equivalents is primarily due to the Company’s strategic decision to increase our liquidity position as a result of the COVID-19 pandemic. Our loan portfolio balance increased to $11.69 billion as of September 30, 2020 from $10.87 billion at December 31, 2019. The increase in the loan portfolio is primarily due to the $848.7 million of PPP loans as well as the acquisition of $406.2 million of loans from LH-Finance during the first quarter of 2020. Total deposits increased $1.66 billion to $12.94 billion as of September 30, 2020 from $11.28 billion as of December 31, 2019, which was due customers holding higher deposit balances in response to the COVID-19 pandemic.  Stockholders’ equity increased $29.3 million to $2.54 billion as of September 30, 2020, compared to $2.51 billion as of December 31, 2019.  The $29.3 million increase in stockholders’ equity is primarily associated with the $132.7 million in net income and $22.1 million in other comprehensive income for the nine months ended September 30, 2020, which was partially offset by the $44.0 million impact of the adoption of ASC 326, $64.6 million of shareholder dividends paid and stock repurchases of $23.9 million in 2020.

Loan Portfolio

Loans Receivable

Our loan portfolio averaged $11.76 billion and $10.94 billion during the three months ended September 30, 2020 and 2019, respectively. Our loan portfolio averaged $11.52 billion and $10.99 billion during the nine months ended September 30, 2020 and 2019, respectively.  Loans receivable were $11.69 billion and $10.87 billion as of September 30, 2020 and December 31, 2019, respectively.

The CARES Act was passed by Congress and signed into law on March 27, 2020. The CARES Act includes an allocation for loans to be issued by financial institutions through the Small Business Administration (“SBA”). This program is known as the Paycheck Protection Program. PPP loans are forgivable, in whole or in part, so long as employee and compensation levels of the borrower are maintained, and the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1.00% to 5.00%, based on the size of the loan. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/HCEA Act”) was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. The PPP/HCEA Act authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA. As of September 30, 2020, the Company had $848.7 million of PPP loans. This balance consists of $776.5 million in commercial & industrial loans and $72.2 million in other loans. From December 31, 2019 to September 30, 2020, the Company experienced an increase of approximately $821.8 million in loans.  The increase in the loan portfolio is primarily due to the $848.7 million of PPP loans held as of September 30, 2020 as well as the acquisition of $406.2 million of loans from LH-Finance during the first quarter of 2020.  Including the effects of PPP loan originations, Centennial CFG experienced $89.1 million of organic loan growth during the first nine months of 2020, while the remaining footprint, excluding the acquisition of LH-Finance, experienced $326.5 million of organic loan growth during the first nine months of 2020.

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property.  Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York.  Loans receivable were approximately $3.80 billion, $5.06 billion, $242.9 million, $912.9 million and $1.68 billion as of September 30, 2020 in Arkansas, Florida, Alabama, SPF and Centennial CFG, respectively.

As of September 30, 2020, we had approximately $431.1 million of construction land development loans which were collateralized by land.  This consisted of approximately $119.1 million for raw land and approximately $312.0 million for land with commercial and or residential lots.

Table 8 presents our loans receivable balances by category as of September 30, 2020 and December 31, 2019.

Table 8: Loans Receivable

	As of	As of
	September 30, 2020	December 31, 2019
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$4,342,141	$4,412,769
Construction/land development	1,748,928	1,776,689
Agricultural	89,476	88,400
Residential real estate loans:
Residential 1-4 family	1,665,628	1,819,221
Multifamily residential	491,380	488,278
Total real estate	8,337,553	8,585,357
Consumer	883,568	511,909
Commercial and industrial	2,161,818	1,528,003
Agricultural	85,365	63,644
Other	223,166	180,797
Total loans receivable	$11,691,470	$10,869,710

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

As of September 30, 2020, commercial real estate loans totaled $6.18 billion, or 52.9% of loans receivable, as compared to $6.28 billion, or 57.8% of loans receivable, as of December 31, 2019.  Commercial real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $2.15 billion, $2.82 billion, $117.9 million, zero and $1.10 billion at September 30, 2020, respectively.

Residential Real Estate Loans.  We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas.  Approximately 34.9% and 53.8% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of September 30, 2020, with the remaining 11.3% relating to condos and mobile homes.  Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of September 30, 2020, residential real estate loans totaled $2.16 billion, or 18.4% of loans receivable, compared to $2.31 billion, or 21.2% of loans receivable, as of December 31, 2019.  Residential real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $752.9 million, $1.15 billion, $68.1 million, zero and $183.5 million at September 30, 2020, respectively.

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

As of September 30, 2020, consumer loans totaled $883.6 million, or 7.6% of loans receivable, compared to $511.9 million, or 4.7% of loans receivable, as of December 31, 2019.  Consumer loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $40.2 million, $10.5 million, $1.1 million, $831.8 million ($331.4 million of which was acquired from LH-Finance during the first quarter of 2020) and zero at September 30, 2020, respectively.

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

As of September 30, 2020, commercial and industrial loans totaled $2.16 billion, or 18.5% of loans receivable, compared to $1.53 billion, or 14.1% of loans receivable, as of December 31, 2019.  Commercial and industrial loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $683.9 million, $938.4 million, $53.4 million, $81.1 million ($74.8 million of which was acquired from LH-Finance during the first quarter of 2020) and $405.1 million at September 30, 2020, respectively.

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

Table 9 sets forth information with respect to our non-performing assets as of September 30, 2020 and December 31, 2019.  As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 9: Non-performing Assets

	As of	As of
	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Non-accrual loans	$65,148	$47,607
Loans past due 90 days or more (principal or interest payments)	8,635	7,238
Total non-performing loans	73,783	54,845
Other non-performing assets
Foreclosed assets held for sale, net	4,322	9,143
Other non-performing assets	247	447
Total other non-performing assets	4,569	9,590
Total non-performing assets	$78,352	$64,435
Allowance for credit losses to non-performing loans	336.42%	186.20%
Non-performing loans to total loans	0.63	0.50
Non-performing assets to total assets	0.47	0.43

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

Total non-performing loans were $73.8 million and $54.8 million as of September 30, 2020 and December 31, 2019, respectively.  Non-performing loans at September 30, 2020 were $23.3 million, $40.2 million, $489,000, $4.3 million and $5.4 million in the Arkansas, Florida, Alabama, SPF and Centennial CFG markets, respectively.

The $5.4 million balance of non-accrual loans for our Centennial CFG market consists of two loans that are assessed for Credit risk by the Federal Reserve under the Shared National Credit Program. The decision to place these loans on non-accrual status was made by the Federal Reserve and not the Company. The two loans that make up the total balance are still current on both principal and interest. However, all interest payments are currently being applied to the principal balance. Because the Federal Reserve required us to place these loans on non-accrual status, we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve.

During the first nine months of 2020, the COVID-19 pandemic has had a significant impact on global markets driven by supply chain and production disruptions, workforce restrictions, travel restrictions, retail closures, and reduced consumer spending and sentiment, amongst other factors.  The global and economic impacts of the coronavirus continue to evolve, and the Company is continuing to closely monitor the situation. While the Company believes our allowance for credit losses is adequate at September 30, 2020, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for credit losses during 2020.  Our CECL provisioning model is significantly tied to projected unemployment rates.  As a result of COVID-19, the unemployment rate projections significantly increased from January 1 to the end of September 2020. Additionally, the ongoing uncertainties related to the COVID-19 pandemic have resulted in the Company increasing reserves on deferred loans.  These impacts of COVID-19 have resulted in a $102.1 million provision for the nine months ended September 30, 2020.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.  In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months.  For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan.  Only non-performing restructured loans are included in our non-performing loans.  As of September 30, 2020, we had $10.7 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $8.6 million and our Arkansas market contains $2.1 million of these restructured loans.

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

Section 4013 of the CARES Act enacted in March 2020 provides financial institutions optional temporary relief from the TDR classification requirements for certain COVID-19 related loan modifications. Specifically, financial institutions may elect to suspend TDR classification for certain loan modifications related to COVID-19 made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after termination of the President’s national emergency declaration for COVID-19. Further, financial institutions do not need to determine impairment associated with certain loan concessions that would otherwise have been required for TDRs (e.g., interest rate concessions, payment deferrals, or loan extensions). On April 7, 2020, the Federal Reserve Board and the other federal bank regulatory agencies issued an interagency statement clarifying the relationship between the Section 4013 of the CARES Act and previous guidance issued by the agencies on March 22, 2020. This interagency statement encourages financial institutions to work prudently with borrowers who are or may be unable to meet their payment obligations because of COVID-19 and states that the agencies view loan modification programs as positive actions that can mitigate adverse effects on borrowers due to COVID-19. The Company has not relied on Section 4013 of the CARES Act in accounting for loan modifications as of September 30, 2020; however, it is likely that the Company will use this optional accounting treatment.

The majority of the Bank’s loan modifications relates to commercial lending and involves reducing the interest rate, changing from a principal and interest payment to interest-only, lengthening the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan.  At September 30, 2020 and December 31, 2019, the amount of TDRs was $12.4 million and $16.3 million, respectively. As of September 30, 2020 and December 31, 2019, 86.0% and 74.6%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $4.3 million as of September 30, 2020, compared to $9.1 million as of December 31, 2019 for a decrease of $4.8 million.  The foreclosed assets held for sale as of September 30, 2020 are comprised of $1.4 million of assets located in Arkansas, $2.9 million of assets located in Florida, $34,000 located in Alabama and zero from SPF and Centennial CFG.

During the first nine months of 2020, we had one foreclosed property with a carrying value greater than $1.0 million.  The  property was a development property in Florida acquired from The Bank of Commerce with a carrying value of $2.1 million at September 30, 2020. The Company does not currently anticipate any additional losses on this property.  As of September 30, 2020, no other foreclosed assets held for sale have a carrying value greater than $1.0 million.

Table 10 shows the summary of foreclosed assets held for sale as of September 30, 2020 and December 31, 2019.

Table 10: Foreclosed Assets Held For Sale

	As of	As of
	September 30, 2020	December 31, 2019
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$819	$3,528
Construction/land development	3,341	3,218
Residential real estate loans
Residential 1-4 family	162	2,397
Total foreclosed assets held for sale	$4,322	$9,143

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of September 30, 2020 and December 31, 2019, impaired loans were $114.4 million and $78.9 million, respectively.  The amortized cost balance for loans with a specific allocation increased from $11.9 million to $41.6 million, and the specific allocation for impaired loans increased by approximately $7.6 million for the period ended September 30, 2020 compared to the period ended December 31, 2019.  As of September 30, 2020, our Arkansas, Florida, Alabama, SPF and Centennial CFG markets accounted for approximately $49.3 million, $54.9 million, $489,000, $4.3 million and $5.4 million of the impaired loans, respectively.

As of September 30, 2020 and December 31, 2019, there was not a material amount of purchased loans with deteriorated credit quality on non-accrual status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income.  Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 11 shows the summary of non-accrual loans as of September 30, 2020 and December 31, 2019:

Table 11: Total Non-Accrual Loans

	As of	As of
	September 30, 2020	December 31, 2019
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$14,790	$10,966
Construction/land development	1,479	1,359
Agricultural	898	1,094
Residential real estate loans
Residential 1-4 family	20,498	20,314
Multifamily residential	176	331
Total real estate	37,841	34,064
Consumer	3,624	1,632
Commercial and industrial	22,588	10,692
Agricultural	1,095	1,218
Other	—	1
Total non-accrual loans	$65,148	$47,607

If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $944,000 and $604,000, respectively, would have been recorded for the three-month periods ended September 30, 2020 and 2019. If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $2.8 million and $1.9 million, respectively, would have been recorded for the nine-month periods ended September 30, 2020 and 2019. The interest income recognized on non-accrual loans for the three and nine months ended September 30, 2020 and 2019 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of September 30, 2020 and December 31, 2019:

Table 12: Loans Accruing Past Due 90 Days or More

	As of	As of
	September 30, 2020	December 31, 2019
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,706	$3,194
Construction/land development	1,351	1,821
Residential real estate loans
Residential 1-4 family	2,766	1,614
Total real estate	7,823	6,629
Consumer	812	317
Commercial and industrial	—	292
Total loans accruing past due 90 days or more	$8,635	$7,238

Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.63% and 0.50% at September 30, 2020 and December 31, 2019, respectively.

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

Loans Collectively Evaluated for Impairment.  Loans receivable collectively evaluated for impairment increased by approximately $640.0 million from $10.66 billion at December 31, 2019 to $11.30 billion at September 30, 2020. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment was 2.09% and 0.91% at September 30, 2020 and December 31, 2019, respectively.

Charge-offs and Recoveries.  Total charge-offs increased to $4.6 million for the three months ended September 30, 2020, compared to $2.3 million for the same period in 2019. Total charge-offs increased to $11.4 million for the nine months ended September 30, 2020, compared to $8.0 million for the same period in 2019. Total recoveries decreased to $483,000 for the three months ended September 30, 2020, compared to $540,000 for the same period in 2019.  Total recoveries decreased to $1.8 million for the nine months ended September 30, 2020, compared to $2.2 million for the same period in 2019. For the three months ended September 30, 2020, net charge-offs were $1.6 million for Arkansas, $2.5 million for Florida, $1,000 for Alabama, $8,000 for SPF and zero for Centennial CFG. These equal a net charge-off position of $4.1 million. For the nine months ended September 30, 2020, net charge-offs were $2.7 million for Arkansas, $7.0 million for Florida, $7,000 for Alabama, $8,000 for SPF and zero for Centennial CFG. These equal a net charge-off position of $9.7 million.

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

Table 13 shows the allowance for credit losses, charge-offs and recoveries as of and for the three and nine months ended September 30, 2020 and 2019.

Table 13: Analysis of Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Balance, beginning of period	$238,340	$106,066	$102,122	$108,791
Impact of adopting ASC 326	—	—	43,988	—
Allowance for credit losses on acquired loans	—	—	357	—
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	994	858	3,003	2,360
Construction/land development	—	133	443	1,445
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	93	522	450	1,183
Multifamily residential	—	—	—	—
Total real estate	1,087	1,513	3,896	4,988
Consumer	133	76	161	278
Commercial and industrial	3,057	143	6,207	1,152
Agricultural	—	—	—	—
Other	322	570	1,182	1,554
Total loans charged off	4,599	2,302	11,446	7,972
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	129	22	614	226
Construction/land development	79	(40)	94	78
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	59	274	296	770
Multifamily residential	9	3	9	11
Total real estate	276	259	1,013	1,085
Consumer	24	61	77	98
Commercial and industrial	36	62	142	466
Agricultural	—	—	—	—
Other	147	158	549	511
Total recoveries	483	540	1,781	2,160
Net loans charged off (recovered)	4,116	1,762	9,665	5,812
Provision for credit losses	14,000	—	111,422	1,325
Balance, September 30	$248,224	$104,304	$248,224	$104,304
Net charge-offs (recoveries) to average loans receivable	0.14%	0.06%	0.11%	0.07%
Allowance for credit losses to total loans	2.12	0.97	2.12	0.97
Allowance for credit losses to net charge-offs (recoveries)	1,516	1,492	1,923	1,342

Table 14 presents the allocation of allowance for credit losses as of September 30, 2020 and December 31, 2019.

Table 14: Allocation of Allowance for Credit Losses

	As of September 30, 2020		As of December 31, 2019
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$96,641	37.1%	$32,776	40.6%
Construction/land development	38,815	15.0	26,433	16.3
Agricultural	1,323	0.8	753	0.8
Residential real estate loans:
Residential 1-4 family	41,454	14.2	16,758	16.7
Multifamily residential	3,766	4.2	3,377	4.5
Total real estate	181,999	71.3	80,097	78.9
Consumer	23,195	7.6	1,906	4.7
Commercial and industrial	39,660	18.5	16,615	14.1
Agricultural	497	0.7	3,504	0.6
Other	2,873	1.9	—	1.7
Total allowance for credit losses	$248,224	100.0%	$102,122	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue.  Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity.  Fair values of securities are based on quoted market prices where available.  If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.  The estimated effective duration of our securities portfolio was 2.6 years as of September 30, 2020.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale.  Available-for-sale securities were $2.36 billion and $2.08 billion as September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, $1.15 billion, or 48.8%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $1.21 billion, or 58.2%, of our available-for-sale securities as of December 31, 2019.  To reduce our income tax burden, $866.4 million, or 36.7%, of our available-for-sale securities portfolio as of September 30, 2020, were primarily invested in tax-exempt obligations of state and political subdivisions, compared to $439.6 million, or 21.1%, of our available-for-sale securities as of December 31, 2019. We had $304.3 million, or 12.9%, invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2020, compared to $397.6 million, or 19.1%, of our available-for-sale securities as of December 31, 2019. Also, we had approximately $37.8 million, or 1.6%, invested in other securities as of September 30, 2020, compared to $33.0 million, or 1.6% of our available-for-sale securities as of December 31, 2019.

Beginning January 1, 2020, the Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. For the three months ended March 30, 2020, the Company determined a provision for credit losses of $842,000 was necessary for the state and political subdivision portfolio as a result of economic uncertainties related to COVID-19.  For the three months ended June 30, 2020 and three months ended September 30, 2020, the Company determined that no additional provision for credit losses was necessary for the portfolio.

See Note 3 “Investment Securities” in the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.

Deposits

Our deposits averaged $12.94 billion and $12.30 billion for the three and nine months ended September 30, 2020, respectively.  Total deposits were $12.94 billion as of September 30, 2020, and $11.28 billion as of December 31, 2019.  Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers.  Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit.  Deposits are gathered from individuals, partnerships and corporations in our market areas.  In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 15 reflects the classification of the brokered deposits as of September 30, 2020 and December 31, 2019.

Table 15: Brokered Deposits

	September 30, 2020	December 31, 2019
	(In thousands)
Time Deposits	$30,000	$95,399
CDARS	—	109
Insured Cash Sweep and Other Transaction Accounts	593,621	484,169
Total Brokered Deposits	$623,621	$579,677

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve lowered the target rate three times during 2019. First, the target rate was lowered to 2.00% to 2.25% on July 31, 2019; second, the rate was lowered on September 18, 2019 to 1.75% to 2.00%; and third, the rate was lowered on October 30, 2019 to 1.50% to 1.75%. The Federal reserve lowered the target rate two times in 2020. First, the target rate was lowered to 1.00% to 1.25% on March 3, 2020; second, the rate was lowered to 0.00% to 0.25% on March 15, 2020. The target rate is currently at 0.00% to 0.25% as of September 30, 2020, which has decreased from the target rate of 1.75% to 2.00% as of September 30, 2019.

Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and nine months ended September 30, 2020 and 2019.

Table 16: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2020		2019
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$3,259,501	—%	$2,530,664	—%
Interest-bearing transaction accounts	7,197,123	0.36	6,000,823	1.27
Savings deposits	740,289	0.09	628,668	0.25
Time deposits:
$100,000 or more	1,340,508	1.66	1,556,618	2.16
Other time deposits	404,771	0.94	458,012	1.28
Total	$12,942,192	0.41%	$11,174,785	1.05%

	Nine Months Ended September 30,
	2020		2019
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$2,904,159	—%	$2,508,082	—%
Interest-bearing transaction accounts	$6,852,251	0.58	6,006,220	1.30
Savings deposits	$692,512	0.14	628,589	0.26
Time deposits:
$100,000 or more	1,430,542	1.76	1,489,161	2.09
Other time deposits	417,291	1.10	465,021	1.20
Total	$12,296,755	0.57%	$11,097,073	1.05%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced.  Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $14.7 million, or 10.2%, from $143.7 million as of December 31, 2019 to $158.4 million as of September 30, 2020.

FHLB and Other Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $403.4 million and $621.4 million at September 30, 2020 and December 31, 2019, respectively. The Company had no other borrowed funds as of September 30, 2020 or December 31, 2019. At September 30, 2020, all of the outstanding balances were classified as long-term advances.  At December 31, 2019, $75.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively. Our remaining FHLB borrowing capacity was $2.95 billion and $2.79 billion as of September 30, 2020 and December 31, 2019, respectively. The FHLB advances mature from 2020 to 2033 with fixed interest rates ranging from 1.76% to 2.85%. Maturities of borrowings as of September 30, 2020 include: 2020 – $3.43 million; 2021 – zero; 2022 – zero; 2023 – zero; 2024 – zero; after 2024 – $400.0 million.  Expected maturities could differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $370.1 million and $369.6 million as of September 30, 2020 and December 31, 2019, respectively.

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

Stockholders’ Equity

Stockholders’ equity was $2.54 billion at September 30, 2020 compared to $2.51 billion at December 31, 2019. The $29.3 million increase in stockholders’ equity is primarily associated with $22.1 million in other comprehensive income and $132.7 million in net income for nine months ended September 30, 2020, which was partially offset by the $44.0 million impact of the adoption of ASC 326, $64.6 million of shareholder dividends paid and stock repurchases of $23.9 million in 2020. The annualized increase in stockholders’ equity for the first nine months of 2020 was 1.6%. As of September 30, 2020 and December 31, 2019, our equity to asset ratio was 15.4% and 16.7%, respectively. Book value per share was $15.38 as of September 30, 2020, compared to $15.10 as of December 31, 2019, a 2.5% annualized increase.

Common Stock Cash Dividends.  We declared cash dividends on our common stock of $0.13 per share for the three months ended September 30, 2020 and 2019.  The common stock dividend payout ratio for the three months ended September 30, 2020 and 2019 was 31.0% and 29.9%, respectively.  The common stock dividend payout ratio for the nine months ended September 30, 2020 and 2019 was 48.7% and 29.6%, respectively.  On October 16, 2020, the Board of Directors declared a regular $0.14 per share quarterly cash dividend payable December 2, 2020, to shareholders of record November 11, 2020.

Stock Repurchase Program.  On January 18, 2019, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the remaining amount of authorized shares to repurchase to 9,919,447 shares. We repurchased a total of 1,423,560 shares with a weighted-average stock price of $16.73 per share during the first three months of 2020.  The Company did not repurchase any stock during the second or third quarter of 2020. The remaining balance available for repurchase was 3,953,665 shares at September 30, 2020.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2020 and December 31, 2019, we met all regulatory capital adequacy requirements to which we were subject.

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

Table 17 presents our risk-based capital ratios on a consolidated basis as of September 30, 2020 and December 31, 2019.

Table 17: Risk-Based Capital

	As of September 30, 2020	As of December 31, 2019
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$2,540,799	$2,511,531
ASC 326 transitional period adjustment	58,020	—
Goodwill and core deposit intangibles, net	(1,004,709)	(994,554)
Unrealized gain on available-for-sale securities	(38,345)	(16,221)
Total common equity Tier 1 capital	1,555,765	1,500,756
Qualifying trust preferred securities	71,091	70,984
Total Tier 1 capital	1,626,856	1,571,740
Tier 2 capital
Allowance for credit losses	248,224	102,122
ASC 326 transitional period adjustment	(58,020)	—
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(35,638)	—
Qualifying allowance for credit losses	154,566	102,122
Qualifying subordinated notes	299,042	298,573
Total Tier 2 capital	453,608	400,695
Total risk-based capital	$2,080,464	$1,972,435
Average total assets for leverage ratio	$15,647,806	$13,949,814
Risk weighted assets	$12,307,369	$12,066,643
Ratios at end of period
Common equity Tier 1 capital	12.64%	12.44%
Leverage ratio	10.40	11.27
Tier 1 risk-based capital	13.22	13.03
Total risk-based capital	16.90	16.35
Minimum guidelines – Basel III phase-in schedule
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.500
Total risk-based capital	10.50	10.500
Minimum guidelines – Basel III fully phased-in
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

In Table 18 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 18: Earnings, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$69,320	$72,763	$132,654	$216,277
Adjustments:
Outsourced special project	—	—	1,092	900
Merger and acquisition expense	—	—	711	—
Fair value adjustment for marketable securities	1,350	—	6,249	—
Unfunded commitment expense(1)	—	—	16,989	—
Provision for credit losses(2)	14,000	—	112,264	1,325
Special dividend from equity investment	(3,181)	—	(10,185)	(2,134)
FDIC Small Bank Assessment credit	—	(2,291)	—	(2,291)
Branch write-off expense	—	—	981	—
Hurricane expense	—	—	—	897
Total adjustments	12,169	(2,291)	128,101	(1,303)
Tax-effect of adjustments (3)	3,181	(592)	33,479	(336)
Adjustments after-tax	8,988	(1,699)	94,622	(967)
Florida tax savings	—	(497)	—	—
BOLI redemption tax	—	3,667	—	3,667
Total adjustments after-tax (B)	8,988	1,471	94,622	2,700
Earnings, as adjusted (C)	$78,308	$74,234	$227,276	$218,977
Average diluted shares outstanding (D)	165,200	167,178	165,458	168,178
GAAP diluted earnings per share: A/D	$0.42	$0.44	$0.80	$1.29
Adjustments after-tax B/D	0.05	—	0.57	0.01
Diluted earnings per common share, as adjusted: C/D	$0.47	$0.44	$1.37	$1.30

(1)

The total amount of the unfunded commitment expense was due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from January 1, 2020 to September 30, 2020, due to COVID-19, as the Company’s provisioning model is significantly tied to projected unemployment rates.

(2)

The provision for credit losses for the three months ended September 30, 2020 is entirely related to COVID-19, and the provision for credit losses for the nine months ended September 30, 2020 consists of the following components: provision for credit loss – investment securities: $842,000; provision for credit loss – acquired loans: $9.3 million; COVID-19 provision for credit loss - loans: $102.1 million.

(3)	Blended statutory tax rate of 25.819% for the three and nine months ended September 30, 2019 and 26.135% for the three and nine months ended September 30, 2020.

We had $1.01 billion, $995.0 million, and $996.5 million total goodwill, core deposit intangibles and other intangible assets as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets, as adjusted, return on average tangible equity excluding intangible amortization, return on average tangible equity, as adjusted, and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 19 through 22, respectively.

Table 19: Tangible Book Value Per Share

	As of September 30, 2020	As of December 31, 2019
	(In thousands, except per share data)
Book value per share: A/B	$15.38	$15.10
Tangible book value per share: (A-C-D)/B	9.30	9.12
(A) Total equity	$2,540,799	$2,511,531
(B) Shares outstanding	165,163	166,373
(C) Goodwill	$973,025	$958,408
(D) Core deposit and other intangibles	32,149	36,572

Table 20: Return on Average Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Return on average assets: A/D	1.66%	1.93%	1.11%	1.92%
Return on average assets excluding intangible amortization: B/(D-E)	1.80	2.10	1.21	2.09
Return on average assets excluding special dividend from equity investment, provision for credit losses, fair value adjustment for marketable securities, branch write-off expense, unfunded commitment expense, outsourced special project expense, merger and acquisition expenses, FDIC Small Bank Assessment Credit, hurricane expense, Florida tax savings and BOLI redemption tax: (ROA, as adjusted): (A+C)/D	1.88	1.96	1.90	1.94
(A) Net income	$69,320	$72,763	$132,654	$216,277
Intangible amortization after-tax	1,049	1,177	3,268	3,531
(B) Earnings excluding intangible amortization	$70,369	$73,940	$135,922	$219,808
(C) Adjustments after-tax	$8,988	$1,471	$94,622	$2,700
(D) Average assets	16,594,495	14,993,232	16,017,838	15,056,852
(E) Average goodwill, core deposits and other intangible assets	1,005,864	997,309	1,004,065	998,889

Table 21: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Return on average equity: A/D	10.97%	11.84%	7.13%	12.12%
Return on average common equity excluding special dividend from equity investment, provision for credit losses, fair value adjustment for marketable securities, branch write-off expense, unfunded commitment expense, outsourced special project expense, merger and acquisition expenses, FDIC Small Bank Assessment Credit, hurricane expense, Florida tax savings and BOLI redemption tax: (ROE, as adjusted) ((A+C)/D)	12.39	12.08	12.22	12.27
Return on average tangible common equity: (A/(D-E))	18.29	20.04	11.96	20.84
Return on average tangible equity excluding intangible amortization: B/(D-E)	18.56	20.36	12.26	21.18
Return on average tangible common equity excluding special dividend from equity investment, provision for credit losses, fair value adjustment for marketable securities, branch write-off expense, unfunded commitment expense, outsourced special project expense, merger and acquisition expenses, FDIC Small Bank Assessment Credit, hurricane expense, Florida tax savings and BOLI redemption tax: (ROTCE, as adjusted) ((A+C)/(D-E))	20.66	20.45	20.50	21.10
(A) Net income	$69,320	$72,763	$132,654	$216,277
(B) Earnings excluding intangible amortization	70,369	73,940	135,922	219,808
(C) Adjustments after-tax	8,988	1,471	94,622	2,700
(D) Average equity	2,513,792	2,437,820	2,485,051	2,386,740
(E) Average goodwill, core deposits and other intangible assets	1,005,864	997,309	1,004,065	998,889

Table 22: Tangible Equity to Tangible Assets

	As of September 30, 2020	As of December 31, 2019
	(Dollars in thousands)
Equity to assets: B/A	15.35%	16.71%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.88	10.80
(A) Total assets	$16,549,758	$15,032,047
(B) Total equity	2,540,799	2,511,531
(C) Goodwill	973,025	958,408
(D) Core deposit and other intangibles	32,149	36,572

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

Table 23: Efficiency Ratio, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net interest income (A)	$146,138	$142,977	$434,530	$423,434
Non-interest income (B)	29,951	24,749	77,901	71,487
Non-interest expense (C)	71,712	67,764	230,133	204,445
FTE Adjustment (D)	1,576	1,247	4,237	3,933
Amortization of intangibles (E)	1,420	1,587	4,423	4,760
Adjustments:
Non-interest income:
Special dividend from equity investments	$3,181	$—	$10,185	$2,134
Fair value adjustment for marketable securities	(1,350)	—	(6,249)	—
Gain (loss) on OREO, net	470	334	982	598
Gain (loss) on sale of branches, equipment and other assets, net	(27)	12	109	(38)
Total non-interest income adjustments (F)	$2,274	$346	$5,027	$2,694
Non-interest expense:
Branch write-off expense	$—	$—	$981	$—
FDIC Small Bank Assessment Credit	—	(2,291)	—	$(2,291)
Merger expense	—	—	711	—
Hurricane expenses	—	—	—	897
Outsourced special project expense	—	—	1,092	900
Unfunded commitment expense	—	—	16,989	—
Total non-interest expense adjustments (G)	$—	$(2,291)	$19,773	$(494)
Efficiency ratio (reported): ((C-E)/(A+B+D))	39.56%	39.16%	43.69%	40.03%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	40.08%	40.60%	40.25%	40.35%

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

Due to the COVID-19 pandemic, the Company made a strategic decision to increase our liquidity position for the period ended September 30, 2020. Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, unpledged available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs.  As of September 30, 2020, our cash and cash equivalents were $1.04 billion, or 6.3% of total assets, compared to $490.6 million, or 3.3% of total assets, as of December 31, 2019.  Our unpledged available-for-sale investment securities and federal funds sold were $1.18 billion and $2.08 billion as of September 30, 2020 and December 31, 2019, respectively.

         As of September 30, 2020, our investment portfolio was comprised of approximately $1.49 billion or 63.2% of securities which mature in less than five years.  As of September 30, 2020 and December 31, 2019, $1.18 billion and $865.4 million, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. The Company defines the liquidity ratio as the sum of cash, unpledged securities and federal funds sold divided by total liabilities. The Company’s liquidity ratio was 15.9% as of September 30, 2020 compared to 13.7% as of December 31, 2019.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of September 30, 2020, our total deposits were $12.94 billion, or 78.2% of total assets, compared to $11.28 billion, or 75.0% of total assets, as of December 31, 2019. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

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

As of September 30, 2020 and December 31, 2019, we could have borrowed under these lines of credit up to $481.3 million and $325.6 million, respectively, on a secured basis from the Federal Reserve, up to $30.0 million from First National Bankers’ Bank on an unsecured basis, up to $20.0 million from First National Bankers Bank on a secured basis and up to $45.0 million in the aggregate from other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $403.4 million and $621.4 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, all of the outstanding balances were classified as long-term advances. At December 31, 2019, $75.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively. Our FHLB borrowing capacity was $2.95 billion and $2.79 billion as of September 30, 2020 and December 31, 2019, respectively.

We also have the ability to borrow funds under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (the “PPPLF”) which was established to facilitate lending by financial institutions to small businesses under the PPP by providing term financing to participating financial institutions. Under the PPPLF, the Federal Reserve will lend to eligible and participating financial institutions on a non-recourse basis up to the aggregate principal balance of the PPP loans originated or purchased by the financial institution, with the PPP loans serving as collateral for the PPPLF borrowing.  As of September 30, 2020, we could have borrowed up to $848.7 million from the Federal Reserve under the PPPLF.  Borrowings under the PPPLF mature upon the maturity of each underlying PPP loan and will be accelerated in the event the underlying PPP loan goes into default or the eligible borrower sells the PPP loan to the SBA to realize on the SBA guarantee, and to the extent the eligible borrower receives any loan forgiveness reimbursement from the SBA. Extensions of credit under the PPPLF are available through December 31, 2020.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively.  At September 30, 2020, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 24 presents our sensitivity to net interest income as of September 30, 2020.

Table 24: Sensitivity of Net Interest Income

Percentage
Change
Interest Rate Scenario	from Base
Up 200 basis points	11.33%
Up 100 basis points	5.98
Down 100 basis points	(3.26)
Down 200 basis points	(7.03)

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

As of September 30, 2020, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 17.3%. During the COVID-19 pandemic, the Company has participated in the PPP loan program under the CARES Act. The Company had $848.7 million of PPP loans as of September 30, 2020. In addition, total deposits have increased by $1.66 billion, $840.9 million of which were demand and non-interest-bearing deposits, for the nine months ended September 30, 2020. This has left the Company with over $800.0 million at the Federal Reserve as of September 30, 2020. For the Company’s gap analysis, the PPP loans fell into the 0-12 months and 1-2 year time periods due to maturities and prepayment factors applied to PPP loans. The outflow of PPP funds from the Bank has been slow and, in some cases, has been offset by inflows of other non-interest-bearing deposits. This, along with the rise in demand and non-interest-bearing deposits and the resulting increase in cash on hand, has caused an uneven shift in the sensitivity of the repricing gap between short-term assets and liabilities. Although PPP loans have maturities of two years, a large percentage of these loans are anticipated to receive SBA forgiveness and be repaid in advance of stated maturities. The Company feels that funding these loans was both beneficial and necessary for our customers in light of the current economic environment and believes the one-year repricing gap increase is temporary in nature. The Company believes the repricing gap would have been more in line with historical experiences had it not been for the funding of the PPP loans, and the excess liquidity that we have with the Federal Reserve.

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

Table 25 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of September 30, 2020.

Table 25: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$899,140	$—	$—	$—	$—	$—	$—	$899,140
Federal funds sold	—	—	—	—	—	—	—	—
Investment securities	383,510	109,415	107,631	172,979	286,242	562,611	739,512	2,361,900
Loans receivable	3,583,221	862,402	1,120,222	1,948,735	1,924,896	1,905,253	346,741	11,691,470
Total earning assets	4,865,871	971,817	1,227,853	2,121,714	2,211,138	2,467,864	1,086,253	14,952,510
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$1,676,266	$605,172	$907,759	$1,815,518	$944,369	$775,909	$1,286,207	$8,011,200
Time deposits	393,834	271,504	348,736	346,293	301,997	54,026	1,909	1,718,299
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	158,447	—	—	—	—	—	—	158,447
FHLB and other borrowed funds	—	—	3,428	—	—	—	400,000	403,428
Subordinated debentures	71,091	—	—	—	299,042	—	—	370,133
Total interest-bearing liabilities	2,299,638	876,676	1,259,923	2,161,811	1,545,408	829,935	1,688,116	10,661,507
Interest rate sensitivity gap	$2,566,233	$95,141	$(32,070)	$(40,097)	$665,730	$1,637,929	$(601,863)	$4,291,003
Cumulative interest rate sensitivity gap	$2,566,233	$2,661,374	$2,629,304	$2,589,207	$3,254,937	$4,892,866	$4,291,003
Cumulative rate sensitive assets to rate sensitive liabilities	211.6%	183.8%	159.3%	139.2%	140.0%	154.5%	140.2%
Cumulative gap as a % of total earning assets	17.2%	17.8%	17.6%	17.3%	21.8%	32.7%	28.7%

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2020, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

On January 18, 2019, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which was last amended and approved on February 21, 2018. This authorization brought the total amount of authorized shares available to repurchase to 9,919,447 shares. The Company did not purchase any shares of the Company’s common stock during the three months ended September 30, 2020.

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

3.8	Seventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 19, 2013)

3.9	Eighth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K filed on April 22, 2016)

3.10	Ninth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K filed on April 23, 2019)

3.11	Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.5 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

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

10.1

Form of Change in Control Agreement by and between Home BancShares, Inc., Centennial Bank and Executive Officer (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on August 10, 2020)

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

HOME BANCSHARES, INC.

(Registrant)

Date:	November 5, 2020	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	November 5, 2020	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	November 5, 2020	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer