Form 10-K
period 2020-12-31
HOME BANCSHARES INC
filed 2021-02-26
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2020, was $2.33 billion based upon the last trade price as reported on the NASDAQ Global Select Market of $15.38.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Common Stock Issued and Outstanding: 165,397,678 shares as of February 25, 2021.

Documents incorporated by reference: Part III is incorporated by reference from the registrant’s Proxy Statement relating to its 2021 Annual Meeting to be held on April 15, 2021.

HOME BANCSHARES, INC.

FORM 10-K

December 31, 2020

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see “Risk Factors.”

PART I

Item 1. BUSINESS

Company Overview

Home BancShares, Inc. (“Home BancShares”, which may also be referred to in this document as “we,” “us,” “HBI” or the “Company”) is a Conway, Arkansas headquartered bank holding company registered under the federal Bank Holding Company Act of 1956. The Company’s common stock is traded through the NASDAQ Global Select Market under the symbol “HOMB.” We are primarily engaged in providing a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals and municipalities through our wholly owned community bank subsidiary – Centennial Bank. Centennial Bank has branch locations in Arkansas, Florida, South Alabama and New York City. Although the Company has a diversified loan portfolio, at December 31, 2020 and 2019, commercial real estate loans represented 54.4% and 57.8% of gross loans and 234.3% and 250.0% of total stockholders’ equity, respectively. The Company’s total assets, total deposits, total revenue and net income for each of the past three years are as follows:

	As of or for the Years Ended December 31,
	2020	2019	2018
		(In thousands)
Total assets	$16,398,804	$15,032,047	$15,302,438
Total deposits	12,725,790	11,278,383	10,899,778
Total revenue (net interest income plus non-interest income)	694,341	662,733	663,845
Net income	214,448	289,539	300,403

Home BancShares acquires, organizes and invests in community banks that serve attractive markets. Our community banking team is built around experienced bankers with strong local relationships.  The Company was formed in 1998 by an investor group led by John W. Allison, our Chairman, and Robert H. “Bunny” Adcock, Jr., one of our directors.  Since opening our first subsidiary bank in 1999, we have acquired and integrated a total of 22 banks with locations in Arkansas, Florida and Alabama, including 17 banks since 2010, seven of which we acquired through Federal Deposit Insurance Corporation (“FDIC”) assisted transactions. Our subsidiary bank has operated under a single charter and the Centennial Bank name since 2009. In 2015, after acquiring a pool of national commercial real estate loans, we created Centennial Commercial Finance Group (“Centennial CFG”) to build out a national lending platform focused on commercial real estate as well as commercial and industrial loans. Centennial CFG operates out of our New York City branch office and loan production offices in Los Angeles, California, Dallas, Texas and Miami, Florida. On June 30, 2018, we acquired Shore Premier Finance (“SPF”), a marine-lending division of Union Bank & Trust of Richmond, Virginia, and established the SPF division of Centennial Bank to build out a lending platform focusing on commercial and consumer marine loans. On February 29, 2020, we acquired LH-Finance, the marine lending division of People’s United Bank, N.A. of Bridgeport, Connecticut, and consolidated LH-Finance and its loan portfolio with our SPF division. The SPF division operates out of loan production offices in Chesapeake, Virginia and Baltimore, Maryland.

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

Giant Holdings, Inc. – On February 23, 2017, the Company acquired Giant Holdings, Inc. (“GHI”), parent company of Landmark Bank, N.A. (“Landmark”), pursuant to a definitive agreement and plan of merger whereby GHI merged with and into HBI and, immediately thereafter, Landmark merged with and into Centennial Bank.  The Company paid a purchase price to the GHI shareholders of approximately $96.0 million for the GHI acquisition.  Under the terms of the agreement, shareholders of GHI received 2,738,038 shares of the Company’s common stock valued at approximately $77.5 million as of February 23, 2017, plus approximately $18.5 million in cash in exchange for all outstanding shares of GHI common stock.

GHI formerly operated six branch locations in the Ft. Lauderdale, Florida area.  Including the effects of the purchase accounting adjustments, as of acquisition date, GHI had approximately $398.1 million in total assets, $327.8 million in loans after $8.1 million of loan discounts, and $304.0 million in deposits.

The Bank of Commerce – On February 28, 2017, the Company purchased all of the issued and outstanding shares of common stock of The Bank of Commerce, a Florida state-chartered bank that operated in the Sarasota, Florida area (“BOC”), pursuant to an acquisition agreement, dated December 1, 2016, by and between HBI and Bank of Commerce Holdings, Inc. (“BCHI”), parent company of BOC. The Company merged BOC with and into Centennial Bank effective as of the close of business on February 28, 2017.

The acquisition of BOC was conducted in accordance with the provisions of Section 363 of the United States Bankruptcy Code pursuant to a voluntary petition for relief under Chapter 11 of the Bankruptcy Code filed by BCHI with the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”).  The sale of BOC by BCHI was subject to certain bidding procedures approved by the Bankruptcy Court, under which the Company was deemed to be the successful bidder.

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

Stonegate Bank – On September 26, 2017, the Company acquired all of the issued and outstanding shares of common stock of Stonegate Bank (“Stonegate”), and merged Stonegate into Centennial Bank. The Company paid a purchase price to the Stonegate shareholders of approximately $792.4 million for the Stonegate acquisition.  Under the terms of the merger agreement, shareholders of Stonegate received 30,863,658 shares of HBI common stock valued at approximately $742.3 million at the time of closing plus approximately $50.1 million in cash in exchange for all outstanding shares of Stonegate common stock.  In addition, the holders of outstanding stock options of Stonegate received approximately $27.6 million in cash in connection with the cancellation of their options immediately before the acquisition closed, for a total transaction value of approximately $820.0 million.

Including the effects of the purchase accounting adjustments, as of acquisition date, Stonegate had approximately $2.89 billion in total assets, $2.37 billion in loans and $2.53 billion in customer deposits.  Stonegate formerly operated its banking business from 24 locations in key Florida markets with significant presence in Broward and Sarasota counties.

Shore Premier Finance – On June 30, 2018, the Company acquired Shore Premier Finance (“SPF”), a division of Union Bank & Trust of Richmond, Virginia, the bank subsidiary of Union Bankshares Corporation.  The Company paid a purchase price of approximately $377.4 million in cash, subject to certain post-closing adjustments, and 1,250,000 shares of HBI common stock valued at approximately $28.2 million at the time of the acquisition.  SPF provides direct consumer financing for United States Coast Guard (“USCG”) registered high-end sail and power boats.  Additionally, SPF provides inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.

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

LH-Finance – On February 29, 2020, the Company completed the acquisition of LH-Finance, the marine lending division of People’s United Bank, N.A., for a cash purchase price of approximately $421.2 million. Like SPF, LH-Finance provides direct consumer financing for USCG registered high-end sail and power boats, as well as inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.

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

For an additional discussion regarding the acquisitions of LH-Finance and SPF, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2020. For an additional discussion regarding the acquisitions of BOC, GHI and Stonegate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our Management Team

The following table sets forth, as of December 31, 2020, information concerning the individuals who are our executive officers.

		Positions Held with	Positions Held with
Name	Age	Home BancShares, Inc.	Centennial Bank

John W. Allison	74	Chairman of the Board, Chief Executive Officer and President	Director

Brian S. Davis	55	Chief Financial Officer, Treasurer and Director	Chief Financial Officer, Treasurer and Director

Jennifer C. Floyd	46	Chief Accounting Officer	Chief Accounting Officer

Kevin D. Hester	57	Chief Lending Officer	Chief Lending Officer and Director

J. Stephen Tipton	39	Chief Operating Officer	Chief Operating Officer

Tracy M. French	59	Director and Executive Officer	Chairman of the Board, Chief Executive Officer and President

Donna J. Townsell	50	Senior Executive Vice President, Director of Investor Relations and Director	Senior Executive Vice President and Director

Russell D. Carter, III	45	Executive Officer	Regional President

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

•

Organic growth – We believe our current branch network provides us with the capacity to grow within our existing market areas. We also believe we are well positioned to attract new business and additional experienced personnel as a result of ongoing changes in our competitive markets.  We believe the markets we entered into as a result of historical acquisitions provide us opportunities for organic growth as we now have a presence in several large markets where our market share has not previously been significant.  Through our Centennial CFG franchise, we are continuing to build out a national lending platform that focuses on commercial real estate plus commercial and industrial loans. Additionally, through our SPF division, we are continuing to build a lending platform focusing on commercial and consumer marine loans. As opportunities arise, we will evaluate new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. We did not open any de novo branch locations during 2020. We will continue to evaluate de novo opportunities during 2021 and make decisions on a case-by-case basis in the best interest of the shareholders.

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

Operating Goals

Our operating goals focus on maintaining strong credit quality, increasing profitability, finding experienced bankers, and maintaining a “fortress” balance sheet:

•

Maintain strong credit quality – Credit quality is our first priority. We employ a set of credit standards designed to ensure the proper management of credit risk. Our management team plays an active role in monitoring compliance with these credit standards in the different communities served by Centennial Bank. We have a centralized loan review process, which we believe enables us to take prompt action on potential problem loans.  We have historically taken an aggressive approach to resolving problem loans, including those problem loans acquired in our FDIC-assisted and non-FDIC-assisted acquisitions. We are committed to maintaining high credit quality standards.

•

Continue to improve profitability – We will continue to strive to improve our profitability and achieve high performance ratios as we continue to utilize the available capacity of branches and employees. We believe our profitability is significantly tied to our focus on our efficiency ratio, and we pride ourselves on operating in a highly efficient manner. To achieve further improvements in operating efficiency, we will continue to focus on increasing revenue from organic loan growth, achieving cost savings from any acquisitions, developing and implementing new efficiency initiatives, further streamlining the processes in our lending and retail operations and improving our purchasing power.

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

Our Market Areas

As of December 31, 2020, we conducted business principally through 77 branches in Arkansas, 78 branches in Florida, five branches in Alabama and one branch in New York City.  Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have opportunities for deposit market share growth. As of December 31, 2020, we also operate loan production offices in Los Angeles, California; Miami, Florida and Dallas, Texas through our Centennial CFG division and in Chesapeake, Virginia and Baltimore, Maryland through our SPF division.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses as well as to consumers for a variety of purposes.

Our loan portfolio as of December 31, 2020, was comprised as follows:

	Total Loans Receivable	Percentage of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,429,060	39.5%
Construction/land development	1,562,298	13.9
Agricultural	114,431	1.0
Residential real estate loans
Residential 1-4 family	1,536,257	13.7
Multifamily residential	536,538	4.8
Total real estate	8,178,584	72.9
Consumer	864,690	7.7
Commercial and industrial	1,896,442	16.9
Agricultural	66,869	0.6
Other	214,136	1.9
Total	$11,220,721	100.0%

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

Real Estate – Residential. Our residential mortgage loan program primarily originates loans to individuals for the purchase of residential property. We generally do not retain long-term, fixed-rate residential real estate loans in our portfolio due to interest rate and collateral risks. Residential mortgage loans to individuals retained in our loan portfolio primarily consisted of approximately 35.0% owner occupied 1-4 family properties and approximately 53.5% non-owner occupied 1-4 family properties (rental) as of December 31, 2020 with the remaining 11.5% relating to condos and mobile homes. The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. Often, a secondary source of repayment will include the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.

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

Commercial and Industrial. Our commercial and industrial loan portfolio primarily consisted of 43.7% unsecured loans, 31.1% inventory/accounts receivable financing, 7.0% equipment/vehicle financing and 18.2% other, including letters of credit at less than 1%, as of December 31, 2020. This category includes loans to smaller business ventures, credit lines for working capital and short-term inventory financing, for example. These loans are typically secured by the assets of the business and are supplemented by personal guaranties of the principals and often mortgages on the principals’ primary residences.  The primary source of repayment may be conversion of the assets into cash flow, as in inventory and accounts receivable, or may be cash flow generated by operations, as in equipment/vehicle financing. Assessing the value of inventory can involve many factors including, but not limited to, type, age, condition, level of conversion and marketability, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of accounts receivable can involve many factors including, but not limited to, concentration, aging, and industry, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of equipment/vehicles may involve a third-party valuation source, where applicable.

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

Paycheck Protection Program.  On March 27, 2020, the CARES Act was passed by Congress and signed into law in response to the initial economic impacts of the COVID-19 pandemic. The CARES Act included an allocation for loans to be issued by financial institutions through the Small Business Administration (“SBA”) through a program known as the Paycheck Protection Program (“PPP”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act authorized additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA. PPP loans are forgivable, in whole or in part, so long as employee and compensation levels of the borrower are maintained, and the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1.00% to 5.00%, based on the size of the loan. Our participation in the PPP has been comprised largely of making commercial and industrial loans to qualified borrowers.

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

Lending Policies. We have established common loan documentation procedures and policies, based on the type of loan, for our bank subsidiary. The board of directors periodically reviews these policies for validity. In addition, it has been and will continue to be our practice to attempt to independently verify information provided by our borrowers, including assets and income. We have not made loans similar to those commonly referred to as “no doc” or “stated income” loans. We focus on the primary and secondary methods of repayment and prepare global cash flows where appropriate. There are legal restrictions on the dollar amount of loans available for each lending relationship. The Arkansas Banking Code provides that no loan relationship may exceed 20% of a bank’s risk-based capital, and we are in compliance with this restriction. In addition, we are not dependent upon any single lending relationship for an amount exceeding 10% of our revenues. As of December 31, 2020, the maximum amount outstanding to a single borrower was $215.3 million.  As primarily a community lender, we believe from time to time it is in our best interest to agree to modifications or restructurings. These modifications/restructurings can take the form of a reduction in interest rate, a move to interest-only from principal and interest payments, or a lengthening in the amortization period or any combination thereof. Occasionally, we will modify/restructure a single loan by splitting it into two loans following the interagency guidance involving the workout of commercial real estate loans. The loan representing the portion that is supported by the current cash flow of the borrower or project will remain on our books, while the new loan representing the portion that cannot be serviced by the current cash flow is charged-off.  Furthermore, we may make an additional loan or loans to a borrower or related interest of a borrower who is past due more than 90 days. These circumstances will be very limited in nature, and when approved by the appropriate lending authority, will likely involve obtaining additional collateral that will improve the collectability of the overall relationship. It is our belief that judicious usage of these tools can improve the quality of our loan portfolio by providing our borrowers an improved probability of survival during difficult economic times.

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

Currently, our board of directors has established an in-house consolidated lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman and our director Richard H. Ashley.  We have 114 separate relationships that exceed this in-house limit.

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

Competition

As of December 31, 2020, we conducted business through 161 branches in our primary market areas of Pulaski, Faulkner, Craighead, Lonoke, Pope, Washington, White, Benton, Greene, Sebastian, Cleburne, Independence, Stone, Baxter, Clay, Conway, Crawford, Johnson, Saline, Sharp and Yell counties in Arkansas; Broward, Monroe, Hillsborough, Leon, Sarasota, Bay, Franklin, Palm Beach, Gulf, Charlotte, Collier, Escambia, Orange, Osceola, Pasco, Pinellas, Polk, Walton, Miami-Dade, Lee, Calhoun, Gadsden, Hernando, Liberty, Okaloosa, Santa Rosa, Seminole, Wakulla and Manatee counties in Florida; Baldwin County in Alabama; and New York County in New York. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in these respective states, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do.  To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.

Human Capital Resources

General.  Our community banking philosophy relies heavily on the personal relationships and the quality of service provided by employees. We rely on experienced bankers and community bank boards who are empowered to make customer-related decisions quickly. Experienced and empowered local bankers and board members facilitate our commitment to provide exceptional service and develop strong customer relationships. At the local level, we have preserved lending authority by using local loan committees that maintain an integral connection to the communities we serve, which allows us to capitalize on the strong relationships that these individuals and our local bank officers have in their respective communities to maintain and grow our business. Accordingly, we aim to attract, develop and retain employees who can drive financial and strategic growth objectives and build long-term shareholder value while executing our community banking philosophy.

On December 31, 2020, we had 2,018 full-time equivalent employees. Except for any additional employees acquired in future acquisitions, we expect that our 2021 staffing levels will be slightly higher than those at year end 2020 to meet increased regulatory requirements resulting from exceeding $10 billion in assets. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

In managing the Company’s business, management focuses on various human capital measures and objectives designed to address the development, attraction and retention of personnel. These include competitive compensation and benefits, paid time off, an employee retirement plan, bonus and other incentive compensation plans, modern equipment and support, leadership development and professional development as well as those benefits described below.

Diversity and Inclusion.  We seek to recognize the unique contribution each individual brings to the Company, and we understand the associated value that comes with a diverse workforce. We strive to offer an inclusive environment where employees from all backgrounds can succeed. As of December 31, 2020, 70% of our employees were women and 19% of our employees identify as a person of color. Further, as of December 31, 2020, 61% of the Company’s leadership positions were held by women.

Employee Safety and Health.  The health and well-being of our employees is a priority for our business. Our full-time officers and employees are provided hospitalization and major medical insurance. We pay a substantial part of the premiums for these coverages. We also provide other basic insurance coverage including dental, life, and long-term disability insurance.

In response to COVID-19, to support the health and well-being of our employees, we continue to support working remotely. To equip employees to work remotely, we deployed over 100 webcams and over 100 laptops to personnel. Beyond these efforts to support working remotely, departments were spread out to adhere to social distancing guidelines and personal protection equipment in the form of gloves, masks and hand sanitizer were routinely delivered to all of our banking facilities. In addition, all employees who were required or mandated to be quarantined or who chose to self-quarantine due to exposure received emergency paid time off.  In the event of a daycare or school closing and the employee needed to care for their children or legal dependent(s), employees were authorized to utilize a telework arrangement, an alternative work schedule or emergency paid time off.

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies having $500 million or more in assets on a consolidated basis. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base.  The guidelines in effect as of December 31, 2020 require a minimum total risk-based capital ratio of 8.0% (of which at least 6.0% is required to consist of Tier 1 capital elements) and a total risk-based capital ratio of at least 10% (of which at least 8.0% is required to consist of Tier 1 capital elements) to be “well-capitalized.”  Total capital is the sum of Tier 1 and Tier 2 capital.  As of December 31, 2020, our Tier 1 risk-based capital ratio was 14.01% and our total risk-based capital ratio was 17.75%. Thus, as of December 31, 2020, we are considered well-capitalized for regulatory purposes.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. Well-capitalized is a leverage ratio in excess of 5%.  As of December 31, 2020, our leverage ratio was 10.85%.

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

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III:  A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act.  The final rule applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more and savings and loan holding companies (collectively, “banking organizations”).  Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets) and assigns higher risk weightings (150%) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  As of December 31, 2020, the Company’s common equity Tier 1 capital ratio was 13.42%.

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

The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% of common equity Tier 1 capital to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule became effective for the Company and our bank subsidiary on January 1, 2015.  The capital conservation buffer requirement began being phased in on January 1, 2016, and the full capital conservation buffer requirement became effective January 1, 2019. As of December 31, 2020, our capital conservation buffer was 8.01%.

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

Subsidiary Bank

General. Our bank subsidiary, Centennial Bank, is chartered as an Arkansas state bank and is a member of the Federal Reserve System, making it primarily subject to regulation and supervision by both the Federal Reserve Board and the Arkansas State Bank Department. In addition, our bank subsidiary is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that they may charge, and limitations on the types of investments they may make and on the types of services they may offer. Various consumer laws and regulations also affect the operations of our bank subsidiary. Further, because our bank subsidiary had total assets of over $10 billion as of December 31, 2020, it is subject to supervision and regulation by the CFPB, which is responsible for implementing, examining and enforcing compliance with federal consumer protection laws.

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

Federal Reserve System. In January 2019, the Federal Open Market Committee announced its intention to implement monetary policy in an ample reserves regime. Reserve requirements do not play a significant role in this operating framework. In light of the shift to an ample reserves regime, the Federal Reserve reduced the reserve requirement ratios to zero percent effective on March 26, 2020. As a result, the Bank is no longer required to maintain required reserve balance with either the FRB or in the form of cash on hand.

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

Loans to One Borrower. Our bank subsidiary generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2020, our bank subsidiary was in compliance with the loans-to-one-borrower limitations.

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

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve Board adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to our bank subsidiary and other card-issuing banks for processing electronic payment transactions. Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. A debit card issuer may also recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. In addition, the Federal Reserve has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. We exceeded $10 billion in assets during the first quarter of 2017 and became subject to the Durbin Amendment to the Dodd-Frank Act interchange fee restrictions beginning in the third quarter of 2018. The Durbin Amendment negatively impacted debit card and ATM fees beginning in the second half of 2018. We collected $14.9 million and $14.4 million in debit card interchange fees for the years ended December 31, 2020 and 2019, respectively, compared to $20.4 million collected during 2018.

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

In May 2016, the Federal Reserve, other federal banking agencies and the SEC jointly published a revised version of proposed rulemaking initially issued in April 2011 designed to implement the provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as the Company and our bank subsidiary. The proposed joint compensation regulations would require compensation practices consistent with the three principles discussed above. As of February 1, 2021, these regulations have not been finalized. Unless and until a final rule is adopted, we cannot fully determine whether compliance with such a rule will adversely affect the Company’s or our bank subsidiary’s ability to hire, retain and motivate our key employees.

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

Regulatory Developments Relating to the CARES Act

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of U.S. financial institutions like we and our bank subsidiary. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve, and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and its bank subsidiary. Set forth below is a brief overview of select provisions of the CARES Act and other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of the Company and its bank subsidiary.

Paycheck Protection Program (“PPP”). The CARES Act established a new federal economic relief program administered by the Small Business Administration (“SBA”) called the Paycheck Protection Program (“PPP”), which provides for 100% federally guaranteed loans to be issued by participating private financial institutions to small businesses for payroll and certain other permitted expenses during the COVID-19 pandemic. Our bank subsidiary has participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required. Neither the government nor lenders are permitted to charge the recipients any fees. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/HCEA Act”) was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. The PPP/HCEA Act authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the Consolidated Appropriations Act that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. We continue to monitor legislative, regulatory, and supervisory developments related thereto, including the most recent changes implemented by the HHSB Act.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. Section 4013 of the CARES Act provides financial institutions the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles (“GAAP”) related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. Such suspension may be made if: (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the national COVID-19 emergency termination date, (ii) the applicable loan was not more than 30 days past due as of December 31, 2019, and (iii) the suspension applies to adverse impact on the credit of a borrower that is related to COVID-19. Section 541 of the Consolidated Appropriations Act extends this relief to the earlier of January 1, 2022 or 60 days after the national COVID-19 emergency termination date. Additionally, on March 22, 2020, certain banking regulators and other agencies issued a statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”), which encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.  The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. Consistent with the Interagency Statement and to support our customers, we have deferred loan payments for certain consumer and commercial customers, and have offered fee waivers, payment deferrals, and other expanded assistance for automobile, mortgage, small business and personal lending customers. The Company relied on Section 4013 of the CARES Act in accounting for loan modifications in the 4th quarter 2020. The Company granted loan modification to 56 loans for a total of $330.7 million.  Of the 56 loans currently on deferment, 51 of the loans totaling $271.1 million chose interest only deferment and have returned to paying interest monthly, with the majority of these loans having modifications for 18 to 24 month interest only payments with a return to full principal and interest payments at the end of the  modification term.

Temporary Regulatory Capital Relief related to Impact of Current Expected Credit Loss (“CECL”). Concurrent with enactment of the CARES Act, the federal bank regulatory agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banking organizations that implemented CECL during 2020 the option to delay for two years the estimated impact of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. We adopted CECL on January 1, 2020 and have elected to utilize the five-year transition option.

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

Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector during the recession of the last decade. The act required the issuance of a substantial number of new regulations by federal regulatory agencies which will affect financial institutions, some of which have yet to be issued or implemented.

While the Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in 2018 reduced certain regulatory burdens on community and regional financial institutions resulting from the Dodd-Frank Act, we cannot assure that future legislation will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business. Certain provisions of the Dodd-Frank Act and regulations promulgated under the act may continue to be implemented, and there could be additional new federal or state laws, regulations and policies regarding lending and funding practices and liquidity standards. Additionally, financial institution regulatory agencies have intensified their response to concerns and trends identified in examinations, including through the issuance of formal enforcement actions. Negative developments in the financial services industry or other new legislation or regulations could adversely impact our operations and our financial performance by subjecting us to additional costs, restricting our business operations, including our ability to originate or sell loans, and/or increasing the ability of non-banks to offer competing financial services.

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

Because our total assets exceed $10 billion, we and our bank subsidiary are subject to increased regulatory requirements. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Previously, our bank subsidiary had been subject to regulations adopted by the CFPB, but the Federal Reserve was primarily responsible for examining our bank subsidiary’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is some uncertainty as to how the recent change in presidential administrations may affect the CFPB’s examination and regulatory authority, and thus we cannot ascertain the impact, if any, changes to the CFPB may have on our business.

Banks with assets in excess of $10 billion are subject to a deposit assessment based on a scorecard issued by the FDIC that considers, among other things, the bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits, among other things. Depending on the results of the bank’s performance under that scorecard, the total base assessment rate is between 1.5 to 40 basis points. Any increase in our bank subsidiary’s deposit insurance assessments may result in an increased expense related to our use of deposits as a funding source. Additionally, banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. Since July 1, 2018, our bank subsidiary has been limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by our bank subsidiary to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. This limit in the amount of interchange fees we receive for electronic debit interchange has the effect of reducing our revenues. We collected $14.9 million and $14.4 million in debit card interchange fees for the years ended December 31, 2020 and 2019, respectively, respectively, compared to $20.4 million collected during 2018.

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

Economic downturns historically have had a significant adverse impact on the banking industry, and particularly community banks. Declines in the housing market, with falling home prices and increased delinquencies and foreclosures, can negatively impact the credit performance of mortgage and construction loans and result in significant write-downs of assets by financial institutions. Any reduced availability of commercial credit or periods of sustained higher unemployment can further negatively impact the credit performance of commercial and consumer credit, resulting in additional write-downs. Any such market conditions could cause commercial and consumer deficiencies, low customer confidence, market volatility and generally sluggish business activity in our industry.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market areas. Local economic conditions have a significant impact on our residential real estate, commercial real estate, construction, commercial and industrial and consumer lending, including, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Certain economic indicators, such as real estate asset values, rents and unemployment, may vary between geographic markets and may lag behind the overall economy. These economic indicators typically affect certain industries, such as real estate and financial services, more significantly than other economic sectors. Additionally, our success significantly depends upon the growth in population, income levels, deposits and housing starts in our markets. If the communities in which we operate do not grow or if prevailing economic conditions deteriorate locally or nationally, our business may be adversely affected. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. The adverse effects of any future economic downturn on us, our customers and the other financial institutions in our market may result in increased foreclosures, delinquencies and customer bankruptcies as well as more restricted access to funds. Any such negative events may have an adverse effect on our business, financial condition, results of operations and stock price.

The ongoing impacts of the COVID-19 pandemic could materially and adversely affect our future business, financial condition and results of operations. The ultimate impacts of the pandemic on our business will depend on factors that remain uncertain such as, among other things, the long-term scope and duration of the pandemic, the success of ongoing vaccination, treatment and other mitigation efforts, and actions taken by governmental authorities in response to the economic effects of the pandemic.

Beginning in the first quarter of 2020, the COVID-19 pandemic has negatively impacted the U.S. and global economy; disrupted U.S. and global supply chains; lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; and increased unemployment levels and decreased consumer confidence. In addition, the pandemic has resulted in temporary closures of many businesses, the institution of social distancing, face covering requirements and other health directives, and in some cases, sheltering in place requirements. The pandemic has caused us, and could continue to cause us, to recognize credit losses in our loan portfolios and increases in our allowance for credit losses and could cause further volatility in the valuation of real estate and other collateral supporting loans. Furthermore, the pandemic could cause us to recognize impairment of our goodwill and our financial assets. Sustained adverse effects may also increase our cost of capital, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, or result in downgrades in our credit ratings. The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity, and results of operations will depend on future developments, which remain uncertain and cannot be predicted, including the long-term scope and duration of the pandemic, the success of ongoing vaccination, treatment and other mitigation efforts, actions taken by governmental authorities in response to the economic effects of the pandemic, and the long-term financial impact of the pandemic on our customers, employees, counterparties and service providers.

Governmental authorities have taken significant measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth, and it is anticipated that further such measures will be enacted or implemented. The success of these measures remains uncertain, and they may not be sufficient to fully mitigate the negative impact of the pandemic. Additionally, governmental programs and policies, including the CARES Act Paycheck Protection Program in which we are participating, may impact our ability to resolve credit delinquencies as well as create heightened litigation risk and risk of holding loans at unfavorable interest rates. We also face an increased risk of governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.

The potential global and economic impacts of the coronavirus continue to evolve, and the length of the pandemic and the effectiveness of the measures being put in place to address it are unknown.  Until the effects of the pandemic subside, we could experience reduced revenues in our businesses and increased customer defaults.  Furthermore, the anticipated volatility in the economy and any prolonged recession could further materially and adversely affect our business, financial condition, liquidity, or results of operations.

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

We are generally unable to control the amount and timetable for payment of premiums that we are required to pay for FDIC insurance. There is no guarantee that our assessment rate will not increase in the future. Additionally, if there is an increase in bank or financial institution failures or there is a future need to strengthen the DIF reserve ratio, the FDIC may further revise the assessment rates or the risk-based assessment system. Such changes may require us to pay higher FDIC premiums than our current levels, or the FDIC may charge additional special assessments, either of which would increase our noninterest expense.

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

As of December 31, 2020, our one-year ratio of interest-rate-sensitive assets to interest-rate-sensitive liabilities was 137.3% and our cumulative repricing gap position was 16.3% of total earning assets, resulting in a limited impact on earnings for various interest rate change scenarios. The increase in the asset sensitive gap is due primarily to our overnight cash balances being in excess of $1 billion.  Management has determined that this is acceptable considering our current economic state. Floating rate loans made up 43.1% of our $11.22 billion total loan portfolio. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. In addition, 62.7% of our loans receivable and 82.0% of our time deposits at December 31, 2020, were scheduled to reprice within 12 months and our other rate sensitive asset and rate sensitive liabilities composition is subject to change. As a result, our interest rate sensitivity profile was asset sensitive as of December 31, 2020, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates. Significant composition changes in our rate sensitive assets or liabilities could result in a more unbalanced position and interest rate changes would have more of an impact on our earnings.

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

We have elected to participate as a lender in the Paycheck Protection Program and have accordingly become subject to certain risks applicable to lenders under such program.

The PPP loans we have made under the federal CARES Act are guaranteed by the SBA. If the loan funds are used by the borrower for specific purposes as provided under the PPP, these loans may be fully or partially forgiven by the SBA, at which time our bank subsidiary will receive funds related to the PPP loan forgiveness directly from the SBA. If the borrower fails to qualify for loan forgiveness, we are at heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit. Because of the brief time between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to the PPP evolved or were issued after lenders, including our bank subsidiary, began processing PPP loan applications. There was and continues to be uncertainty regarding some of the laws, rules and guidance relating to the PPP. If the SBA or other regulators determine that we have not complied with all PPP laws, rules and guidance, we could be required to refund some or all of the fees related to PPP loans that we have earned or be subject to other regulatory enforcement action. Furthermore, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by our bank subsidiary, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already made payment under the guaranty, seek recovery from us of any loss related to the deficiency. In addition, since the commencement of the PPP, we and certain other banks have been subject to litigation, which was subsequently dismissed, regarding the processing of PPP loan applications and payment of processing fees to third party agents. We could be exposed to the risk of other litigation from both customers and non-customers who sought PPP loans from us or in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans. Any financial liability, litigation costs, or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition, and results of operations.

Risks Related to Our Business

Our decisions regarding credit risk could be inaccurate and our allowance for credit losses may be inadequate, which would materially and adversely affect us.

Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We endeavor to maintain an allowance for credit losses that we consider adequate to absorb future losses that may occur in our loan portfolio. As of December 31, 2020, our allowance for credit losses was approximately $245.5 million, or 2.33% of our total loans. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.

If our assumptions are incorrect, our current allowance may be insufficient to absorb future loan losses, and increased loan loss reserves may be needed to respond to different economic conditions or adverse developments in our loan portfolio. When there is an economic downturn, it is more difficult for us to estimate the losses that we will experience in our loan portfolio. In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our allowance for credit losses or recognize further loan charge-offs based on judgments different than those of our management. Any increase in our allowance for credit losses or loan charge-offs could have a negative effect on our operating results.

On January 1, 2020, we adopted new accounting rules affecting the calculation of the allowance for credit losses (formerly the allowance for loan losses) known as ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance replaces the incurred loss methodology for determining the former allowance for loan losses with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. This standard will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. In connection with the adoption of this guidance, we recorded a one-time cumulative-effect adjustment to the allowance for credit losses of $44.0 million which was recognized through a $32.5 million adjustment to retained earnings, net of tax. This adjustment brought the beginning balance of the allowance for credit losses to $146.1 million as of January 1, 2020. In addition, the Company recorded a $15.5 million reserve on unfunded commitments which was recognized through an $11.5 million adjustment to retained earnings, net of tax. The adoption of the standard has required significant changes to the processes and procedures required to calculate the allowance for credit losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. For additional information on the allowance for credit losses, see Notes 1 and 5 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2020.

Our high concentration of real estate loans and especially commercial real estate loans exposes us to increased lending risk.

As of December 31, 2020, 72.9% of our total loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes commercial real estate loans (excluding construction/land development) of $4.54 billion, or 40.5% of total loans, construction/land development loans of $1.56 billion, or 13.9% of total loans, and residential real estate loans of $2.07 billion, or 18.5% of total loans. This high concentration of real estate loans could subject us to increased credit risk in the event of a decrease in real estate values in our markets, a real estate recession or a natural disaster. Also, in any such event, our ability to recover on defaulted loans by foreclosing and selling real estate collateral would be diminished, and we would be more likely to suffer losses on defaulted loans.

In addition to the risks associated with the high concentration of real estate-secured loans, the commercial real estate and construction/land development loans, which comprised 54.4% of our total loan portfolio as of December 31, 2020, expose us to a greater risk of loss than our residential real estate loans, which comprised 18.5% of our total loan portfolio as of December 31, 2020. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.

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

Our bank subsidiary operates through branch locations in Arkansas, Florida, Alabama and New York City and loan production offices in Los Angeles, California, Dallas, Texas, Miami, Florida, Chesapeake, Virginia and Baltimore, Maryland. However, approximately 72.9% of our total loans and 76.4% of our real estate loans as of December 31, 2020, are to borrowers whose collateral is located in Arkansas, Florida, Alabama and New York, the states in which the Company has its branch locations. An adverse development with respect to the market conditions of any of these specific market areas or a decrease in real estate values in those market areas could expose us to a greater risk of loss than a portfolio that is spread among a larger geographic base.

If the value of real estate were to deteriorate, a significant portion of our loans could become under-collateralized, which could have a material adverse effect on us.

As of December 31, 2020, approximately 72.9% of our total loans were secured by real estate. In prior years, difficult local economic conditions have adversely affected the values of our real estate collateral, and they could do so again if the economic conditions markets were to deteriorate in the future. The real estate collateral in each case provides an alternate source of repayment on our loans in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Because we have a concentration of exposure to a number of individual borrowers, a significant loss on any of those loans could materially and adversely affect us.

We have a concentration of exposure to a number of individual borrowers. Under applicable law, our bank subsidiary is generally permitted to make loans to one borrowing relationship up to 20% of its Tier 1 capital plus the allowance for credit losses. As of December 31, 2020, the legal lending limit of our bank subsidiary for secured loans was approximately $410.0 million. Our board of directors has established an in-house lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman, John W. Allison, and our director Richard H. Ashley. As of December 31, 2020, we had a total of $5.35 billion, or 47.6% of our total loans, committed to the aggregate group of borrowers whose total debt exceeds the established in-house lending limit of $20.0 million.

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

As of December 31, 2020, we owned $2.47 billion of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We evaluate all securities quarterly to determine if any securities in a loss position requires a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, , a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Because of changing economic and market conditions affecting issuers, we may be required to record provisions for credit losses in future periods, which could have a material adverse effect on our business, financial condition or results of operations.

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

When we acquire a business, a portion of the purchase price of the acquisition is generally allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2020, our goodwill and other identifiable intangible assets were $1.00 billion. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired. Our annual goodwill impairment evaluation performed during the fourth quarter of 2020 indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

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

As of December 31, 2020, we also have $73.3 million of outstanding subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our capital stock. If we elect to defer or if we default with respect to our obligations to make payments on these subordinated debentures, this would likely have a material adverse effect on the market value of our common stock.

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

Item 2. PROPERTIES

The Company’s main office is located in a Company-owned 33,000 square foot building located at 719 Harkrider Street in downtown Conway, Arkansas.  As of December 31, 2020, our bank subsidiary owned or leased a total of 77 branches located in Arkansas, 78 branches in Florida, five branches in South Alabama and one branch in New York City.  The Company also owns or leases other buildings that provide space for operations, mortgage lending and other general purposes. We believe that our banking and other offices are in good condition and are suitable to our needs.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “HOMB.” As of February 25, 2021, there were approximately 1,322 stockholders of record of the Company’s common stock.

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

During the three months ended December 31, 2020, the Company utilized a portion of its stock repurchase program most recently amended and approved by the Board of Directors on January 18, 2019.  On January 22, 2021, the Board of Directors of the Company authorized the repurchase of up to an additional 20,000,000 shares of the Company’s common stock under this repurchase program. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1 through October 31, 2020	—	$—	—	3,953,665
November 1 through November 30, 2020	90,000	16.13	90,000	3,863,665
December 1 through December 31, 2020	20,000	18.90	20,000	3,843,665
Total	110,000		110,000

(1)	The above described stock repurchase program has no expiration date.

Performance Graph

Below is a graph which summarizes the cumulative return earned by the Company’s stockholders since December 31, 2015, compared with the cumulative total return on the Russell 2000 Index and SNL Bank and Thrift Index. This presentation assumes that the value of the investment in the Company’s common stock and each index was $100.00 on December 31, 2015 and that subsequent cash dividends were reinvested.

Total Return Performance
Home BancShares, Inc.
Russell 2000 Index
SNL Bank and Thrift Index
Index Value
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Home BancShares, Inc.	100.00	139.25	118.53	85.02	105.13	107.49
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
SNL Bank and Thrift Index	100.00	126.25	148.45	123.32	166.67	144.61

Item 6. SELECTED FINANCIAL DATA.

Summary Consolidated Financial Data

	As of or for the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars and shares in thousands, except per share data)
Income statement data:
Total interest income	$675,962	$717,988	$685,368	$520,251	$436,537
Total interest expense	93,407	154,771	124,355	64,346	30,579
Net interest income	582,555	563,217	561,013	455,905	405,958
Provision for credit losses	112,264	1,325	4,322	44,250	18,608
Net interest income after provision for credit losses	470,291	561,892	556,691	411,655	387,350
Non-interest income	111,786	99,516	102,832	99,636	87,051
Non-interest expense	304,374	275,787	264,003	240,208	191,755
Income before income taxes	277,703	385,621	395,520	271,083	282,646
Income tax expense	63,255	96,082	95,117	136,000	105,500
Net income	$214,448	$289,539	$300,403	$135,083	$177,146
Per share data:
Basic earnings per common share	$1.30	$1.73	$1.73	$0.90	$1.26
Diluted earnings per common share	1.30	1.73	1.73	0.89	1.26
Book value per common share	15.78	15.10	13.76	12.70	9.45
Tangible book value per common share (non-GAAP)(1)(2)	9.70	9.12	7.90	7.07	6.63
Dividends – common	0.5300	0.5100	0.4600	0.4000	0.3425
Average common shares outstanding	165,373	167,804	173,657	150,806	140,418
Average diluted shares outstanding	165,373	167,804	174,124	151,528	140,713
Performance ratios:
Return on average assets	1.33%	1.93%	2.06%	1.17%	1.85%
Return on average assets excluding intangible Amortization (non-GAAP)(3)	1.45	2.10	2.25	1.26	1.95
Return on average common equity	8.57	12.01	13.17	8.23	14.08
Return on average tangible common equity excluding intangible amortization (non-GAAP)(1)(4)	14.59	20.83	23.62	12.92	20.82
Net interest margin(5)	4.02	4.29	4.42	4.51	4.81
Efficiency ratio	42.63	40.34	38.48	41.89	37.65
Efficiency ratio, as adjusted (non-GAAP)(6)	40.36	40.55	37.64	37.61	36.55
Asset quality:
Non-performing assets to total assets	0.48%	0.43%	0.51%	0.44%	0.81%
Non-performing loans to total loans	0.66	0.50	0.58	0.43	0.85
Allowance for credit losses to non-performing loans	331.10	186.20	169.35	246.70	126.74
Allowance for credit losses to total loans	2.19	0.94	0.98	1.07	1.08
Net charge-offs to average total loans	0.11	0.08	0.05	0.17	0.11

Summary Consolidated Financial Data – Continued

	As of or for the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars and shares in thousands, except per share data)
Balance sheet data (period end):
Total assets	$16,398,804	$15,032,047	$15,302,438	$14,449,760	$9,808,465
Investment securities – available-for-sale	2,473,781	2,083,838	1,785,862	1,663,517	1,072,920
Investment securities – held-to-maturity	—	—	192,776	224,756	284,176
Loans receivable	11,220,721	10,869,710	11,071,879	10,331,188	7,387,699
Allowance for credit losses	245,473	102,122	108,791	110,266	80,002
Intangible assets	1,003,753	994,980	1,001,304	977,300	396,294
Non-interest-bearing deposits	3,266,753	2,367,091	2,401,232	2,385,252	1,695,184
Total deposits	12,725,790	11,278,383	10,899,778	10,388,502	6,942,427
Subordinated debentures (trust preferred securities)	370,326	369,557	368,790	368,031	60,826
Stockholders' equity	2,605,758	2,511,531	2,349,886	2,204,291	1,327,490
Capital ratios:
Common equity to assets	15.89%	16.71%	15.36%	15.25%	13.53%
Tangible common equity to tangible assets (non-GAAP)(1)(7)	10.41	10.80	9.43	9.11	9.89
Common equity Tier 1 capital	13.42	12.44	11.34	10.86	11.30
Tier 1 leverage ratio(8)	10.85	11.27	10.36	9.98	10.63
Tier 1 risk-based capital ratio	14.01	13.03	11.93	11.48	12.01
Total risk-based capital ratio	17.75	16.35	15.31	15.05	12.97
Dividend payout - common	40.88	29.57	26.59	44.69	27.15

(1)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis.
(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 25,” for the non-GAAP tabular reconciliation.
(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 26,” for the non-GAAP tabular reconciliation.
(4)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 27,” for the non-GAAP tabular reconciliation.
(5)	Fully taxable equivalent (assuming an income tax rate of 39.225% for 2016-2017, 26.135% for 2018, 25.819% for 2019 and 26.135% for 2020).
(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 29,” for the non-GAAP tabular reconciliation.
(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 28,” for the non-GAAP tabular reconciliation.
(8)	Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investment securities.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2020, 2019 and 2018.  This discussion should be read together with the “Summary Consolidated Financial Data,” our consolidated financial statements and the notes thereto, and other financial data included in this document.  In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “Company,” “HBI,” “us,” “we” and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank (“Centennial”). As of December 31, 2020, we had, on a consolidated basis, total assets of $16.40 billion, loans receivable, net of $10.98 billion, total deposits of $12.73 billion, and stockholders’ equity of $2.61 billion.

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

Table 1:  Key Financial Measures

	As of or for the Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share data)
Total assets	$16,398,804	$15,032,047	$15,302,438
Loans receivable	11,220,721	10,869,710	11,071,879
Allowance for credit losses	(245,473)	(102,122)	108,791
Total deposits	12,725,790	11,278,383	10,899,778
Total stockholders’ equity	2,605,758	2,511,531	2,349,886
Net income	214,448	289,539	300,403
Basic earnings per share	1.30	1.73	1.73
Diluted earnings per share	1.30	1.73	1.73
Book value per share	15.78	15.10	13.76
Tangible book value per share (non-GAAP)(1)	9.70	9.12	7.90
Net interest margin	4.02%	4.29%	4.42%
Efficiency ratio	42.63	40.34	38.48
Efficiency ratio, as adjusted (non-GAAP)(2)	40.36	40.55	37.64
Return on average assets	1.33	1.93	2.06
Return on average common equity	8.57	12.01	13.17
(1)	See Table 25 for the non-GAAP tabular reconciliation.

(2)	See Table 29 for the non-GAAP tabular reconciliation.

2020 Overview

Recent Developments – COVID-19

The rapid spread of the novel coronavirus (“COVID-19”) hit the United States during the first quarter of 2020 and has continued through December 31, 2020. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the economic activity in our markets. In response to the COVID-19 pandemic, the state governments have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.  These actions have had a significant impact on markets driven by supply chain and production disruptions, workforce restrictions, travel restrictions, retail closures, and reduced consumer spending and sentiment, amongst other factors. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

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

As of December 31, 2020, our loan deferrals decreased to $330.7 million on 56 loans from the June 30, 2020 balance of $3.18 billion on 4,209 loans.  Of the 56 loans currently on deferment, 51 of our loans totaling $271.1 million chose interest only deferment and now have returned to paying interest monthly, with the majority of these loans having modifications for 18-24 month interest only payments with a return to full principal and interest payments at the end of the modification term.  The hospitality sector has been most negatively impacted by COVID-19 and represents 52.0% of the deferment balance as of December 31, 2020.  The geographic distribution of these deferrals is similar through all of our markets. Our review of deferment requests required updated interim operating statements, balance sheet and liquidity verifications, and validation of the current risk rating.

In April 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) established a new federal economic relief program administered by the Small Business Administration (“SBA”) called the Paycheck Protection Program (“PPP”), which provides for 100% federally guaranteed loans to be issued by participating private financial institutions to small businesses for payroll and certain other permitted expenses.  During 2020, as a participating lender, we have generated 8,702 loans to both existing and new customers. As of December 31, 2020, the outstanding PPP loan balances were $691.7 million. The average loan size is $88,000.

We also are monitoring the impact of COVID-19 on the valuation of goodwill. Our stock price has historically traded above its per share book value and tangible book value (non-GAAP). However, at certain times during 2020, our stock price fell below book value. This drop in stock was in reaction to the COVID-19 pandemic, which has affected stock prices of companies in almost all industries. During 2020, our common stock traded as low as $9.71 per share; however, our common stock closed on December 31, 2020 at $19.48 per share, which was above book value of $15.78 per share and above tangible book value (non-GAAP) of $9.70 per share. The Company updated its valuation of the carrying value of goodwill as of December 31, 2020 based on the drop in the Company’s stock price during 2020. However, taking into account the effect that the COVID-19 pandemic has had and continues to have on our local economy, we determined that no impairment charge to goodwill was necessary at this time. We will continue to monitor the impact of COVID-19 on the Company’s business, operating results, cash flows and financial condition and will reevaluate any impairment of our goodwill should economic or market conditions further deteriorate as a result of the pandemic.

Results of Operations for the Years Ended December 31, 2020 and 2019

Our net income decreased $75.1 million, or 25.9%, to $214.4 million for the year ended December 31, 2020, from $289.5 million for the same period in 2019.  On a diluted earnings per share basis, our earnings were $1.30 per share for the year ended December 31, 2020 and $1.73 per share for the year ended December 31, 2019.  As a result of COVID-19, the unemployment rate projections significantly increased from January 1, 2020 through December 31, 2020. Additionally, the ongoing uncertainties related to the COVID-19 pandemic have resulted in the Company increasing reserves on deferred loans and loans 30 days or more past maturity.  These impacts of COVID-19 have resulted in the Company recording a $102.1 million provision for credit losses on loans, an $842,000 provision for credit losses on investment securities, and a $2.0 million write-down for the fair value adjustment on marketable securities. The Company also recorded $17.0 million in unfunded commitments expense which was due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from January 1, 2020 to December 31, 2020, due to COVID-19. We incurred $10.0 million of expense as a result of our LH-Finance acquisition, which we completed on February 29, 2020, including $9.3 million for the provision for credit losses and $711,000 of acquisition expenses.  The acquired loan portfolio is now housed in our Shore Premier Finance (“SPF”) division.  The Company also had $1.1 million of expense for outsourced special projects, $10.2 million of special dividend income from one of our equity investments and $981,000 of increased depreciation expense related to the second quarter write-off of the Company’s Marathon, Florida branch office, which the Company made the strategic decision to demolish and rebuild at its existing location. The summation of all these items resulted in net expense of $123.8 million, or $91.5 million after tax.

Total interest income decreased $42.0 million, or 5.9%, and non-interest expense increased $28.6 million, or 10.4%.  This was offset by a $61.4 million, or 39.6%, decrease in total interest expense and a $12.3 million, or 12.3%, increase in non-interest income. The primary drivers of the decrease in interest income were a $33.0 million decrease in loan interest income, a $5.7 million decrease in investment security income and a $3.3 million decrease in interest income on deposits with other banks. The increase in non-interest expense was primarily due to a $9.8 million increase in salaries and employee benefits, a $3.0 million increase in occupancy and equipment expense, a $2.9 million increase in data processing expense and an $13.0 million increase in other operating expenses resulting from a $17.0 million increase in our reserve for unfunded commitments for the year ended December 31, 2020.  The decrease in interest expense was due to a $51.0 million decrease in interest on deposits and a $7.7 million decrease in interest on FHLB borrowed funds.  The increase in non-interest income was primarily due to a $14.8 million increase in mortgage lending income, a $4.8 million increase in dividend income from FHLB, FRB, FNBB and other equity investments, and a $3.8 million increase in other income, partially offset by a $4.5 million decrease in service charges on deposit accounts, a $3.4 million decrease in other service charges and fees and a $2.0 million write-down for the fair value adjustment on marketable securities.  Income tax expense decreased by $32.8 million during the year due a reduction in net income as well as $3.7 million in tax expense incurred in the third quarter of 2019 due to the Company surrendering $47.5 million of underperforming separate account bank owned life insurance.

Our net interest margin decreased from 4.29% for the year ended December 31, 2019 to 4.02% for the year ended December 31, 2020.  The yield on interest earning assets was 4.65% and 5.45% for the year ended December 31, 2020 and 2019, respectively, as average interest earning assets increased from $13.26 billion to $14.66 billion. The increase in average earning assets is primarily the result of a $542.5 million increase in average loans receivable, a $666.6 million increase in average interest-bearing balances due from banks and a $187.9 million increase in average investment securities. Average PPP loan balances were $547.3 million for the year ended December 31, 2020. These loans bear interest at 1.00% plus the accretion of the origination fee. We recognized total interest income of $19.2 million on PPP loans for the year ended December 31, 2020. The PPP loans were dilutive to the net interest margin by 2 basis points for the year ended December 31, 2020. The COVID-19 pandemic and the resulting governmental response have created a significant amount of excess liquidity in the market.  As a result, we had an increase of $666.6 million in average interest-bearing cash balances for the year ended December 31, 2020 compared to the year ended December 31, 2019.  This excess liquidity was dilutive to the net interest margin by 19 basis points. For the year ended December 31, 2020 and 2019, we recognized $27.4 million and $35.9 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 5 basis points. We recognized $2.1 million event interest income for the year ended December 31, 2020 compared to $3.3 million for the year ended December 31, 2019. This lowered the net interest margin by 1 basis point. The rate on interest bearing liabilities was 0.89% and 1.55% for the year ended December 31, 2020 and 2019, respectively, as average interest-bearing liabilities increased from $10.02 billion to $10.50 billion. The reduction in yield on loans due to the low interest rate on PPP loans, the impact of the excess liquidity, the reduction in accretion income, and the reduction in loan payoff events, reduced the net interest margin by 27 basis points for the year ended December 31, 2020.

Our efficiency ratio was 42.63% for the year ended December 31, 2020, compared to 40.34% for the same period in 2019.  For the year ended December 31, 2020, our efficiency ratio, as adjusted (non-GAAP), was 40.36%, an improvement of 19 basis points from the 40.55% reported for the year ended December 31, 2019. (See Table 23 for the non-GAAP tabular reconciliation).

Our return on average assets was 1.33% for the year ended December 31, 2020, compared to 1.93% for the same period in 2019.  Our annualized return on average common equity was 8.57% for the year ended December 31, 2020, compared to 12.01% for the same period in 2019.

Financial Condition as of and for the Years Ended December 31, 2020 and 2019

Our total assets as of December 31, 2020 increased $1.37 billion to $16.40 billion from the $15.03 billion reported as of December 31, 2019.  Cash and cash equivalents increased $773.2 million, or 157.6%. The COVID-19 crisis and the accompanying governmental response has created a tremendous amount of excess liquidity in the market. Our loan portfolio balance increased $351.0 million to $11.22 billion as of December 31, 2020, from $10.87 billion as of December 31, 2019. The increase in the loan portfolio is due to the $691.7 million of PPP loans as well as the acquisition of $406.2 million of loans from LH-Finance during the first quarter of 2020, which was offset by $747.0 million in organic loan decline for the year ended December 31, 2020. Total deposits increased $1.45 billion to $12.73 billion as of December 31, 2020 compared to $11.28 billion as of December 31, 2019, which was due to customers holding higher deposit balances in response to the COVID-19 pandemic as well as the resulting governmental response to the pandemic. Stockholders’ equity increased $94.2 million to $2.61 billion as of December 31, 2020, compared to $2.51 billion as of December 31, 2019.  The increase in stockholders’ equity is primarily associated with the $214.4 million in net income and the $27.9 million increase in accumulated other comprehensive income, which were partially offset by the $44.0 million impact of the adoption of ASC 326, $87.7 million of shareholder dividends paid and the repurchase of $25.7 million of our common stock during 2020.  The improvement in stockholders’ equity was 3.8% for the year ended December 31, 2020 compared to December 31, 2019.

As of December 31, 2020, our non-performing loans increased to $74.1 million, or 0.66%, of total loans from $54.8 million, or 0.50%, of total loans as of December 31, 2019.  The allowance for credit losses as a percentage of non-performing loans increased to 331.10% as of December 31, 2020, compared to 186.20% as of December 31, 2019.  Non-performing loans from our Arkansas franchise were $24.1 million at December 31, 2020 compared to $17.9 million as of December 31, 2019.  Non-performing loans from our Florida franchise were $43.1 million at December 31, 2020 compared to $34.7 million as of December 31, 2019.  Non-performing loans from our Alabama franchise were $530,000 at December 31, 2020 compared to $429,000 as of December 31, 2019.  Non-performing loans from our SPF franchise were $3.6 million at December 31, 2020 compared to $1.8 million as of December 31, 2019.  Non-performing loans from our Centennial CFG franchise were $2.8 million at December 31, 2020 compared to zero as of December 31, 2019.

As of December 31, 2020, our non-performing assets increased to $78.6 million, or 0.48%, of total assets from $64.4 million, or 0.43%, of total assets as of December 31, 2019.  Non-performing assets from our Arkansas franchise were $25.6 million at December 31, 2020 compared to $22.9 million as of December 31, 2019.  Non-performing assets from our Florida franchise were $46.0 million at December 31, 2020 compared to $39.2 million as of December 31, 2019.  Non-performing assets from our Alabama franchise were $564,000 at December 31, 2020 compared to $463,000 as of December 31, 2019.  Non-performing assets from our SPF franchise were $3.6 million at December 31, 2020 compared to $1.8 million as of December 31, 2019. Non-performing assets from our CFG franchise were $2.8 million at December 31, 2020 compared to zero as of December 31, 2019.

The $2.8 million balance of non-accrual loans for our Centennial CFG market consists of one loan that is assessed for Credit risk by the Federal Reserve under the Shared National Credit Program.  The decision to place this loan on non-accrual status was made by the Federal Reserve and not the Company. The loan that makes up the total balance is still current on both principal and interest.  However, all interest payments are currently being applied to the principal balance.  Because the Federal Reserve required us to place this loan on non-accrual status, we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve.

2019 Overview

Results of Operations for the Years Ended December 31, 2019 and 2018

Our net income decreased $10.9 million, or 3.62%, to $289.5 million for the year ended December 31, 2019, from $300.4 million for the same period in 2018.  Total interest expense increased $30.4 million, or 24.5%, non-interest expense increased $11.8 million, or 4.5%, and non-interest income decreased $3.3 million or 3.2%. This was partially offset by a $32.6 million, or 4.8%, increase in total interest income. The increase in interest income was primarily due to a $27.7 million increase in loan interest income. The main components of the decrease in non-interest income were a $2.5 million decrease in other service charges and fees, a $1.6 million decrease in gain (loss) on OREO, net, and a $3.3 million decrease in other income which was partially offset by a $2.0 million increase in dividends from the Federal Home Loan Bank (“FHLB”), Federal Reserve Bank (“FRB”), First National Bankers’ Bank (“FNBB”) and other dividends and a $1.9 million increase in mortgage lending income. The primary driver of the increase in interest expense was a $34.5 million, or 43.4%, increase in interest expense on deposits. The increase in non-interest expense was driven by a $10.6 million increase in salaries and employee benefits. Income tax expense increased by $965,000 for the year ended December 31, 2019.

On a diluted earnings per share basis, our earnings were $1.73 per share for each of the years ended December 31, 2019 and 2018. While net income decreased $10.9 million, the Company was able achieve a flat earnings per share for 2019 compared to 2018 as a result of being active in a share repurchase program. During 2018 and 2019, the Company repurchased 5.3 million shares and 4.5 million shares, respectively.

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

We consider a policy critical if (i) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate; and (ii) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that the accounting policies most critical to us are those associated with our lending practices, including the accounting for the allowance for credit losses, foreclosed assets, investments, intangible assets, income taxes and stock options.

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

•

Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310.  Interchange fees were $14.9 million and $14.4 million for the years ended December 31, 2020 and December 31, 2019, respectively. Centennial CFG loan fees were $8.3 million and $11.2 million for the years ended December 31, 2020 and December 31, 2019, respectively.

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As of December 31, 2019, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined than an allowance for credit losses on available-for-sale securities was not deemed material. However, the Company evaluated the investment portfolio during the first quarter of 2020 and determined that an $842,000 provision for credit losses was necessary. No additional provision was deemed necessary during the remainder of 2020. See Note 3 for further discussion.

Investments – Available-for-sale.  Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income (loss), net of taxes. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

The allowance for credit losses is measured based on call report segment as these types of loan exhibit similar risk characteristics. The identified loan segments are as follows:

•	1-4 family construction
•	All other construction
•	1-4 family revolving home equity lines of credit (“HELOC”) & junior liens
•	1-4 family senior liens
•	Multifamily
•	Owner occupies commercial real estate
•	Non-owner occupied commercial real estate
•	Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•	Consumer auto
•	Other consumer
•	Other consumer - SPF

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as unfunded commitments expense within non-interest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

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

Acquisitions

   LH-Finance

On February 29, 2020, the Company completed the acquisition of LH-Finance, the marine lending division of People’s United Bank, N.A. The Company paid a purchase price of approximately $421.2 million in cash. LH-Finance provides direct consumer financing for USCG registered high-end sail and power boats. Additionally, LH-Finance provides inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.

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

During 2020, we did not open any de novo branches but opened a loan production office in Baltimore, Maryland, under the management of the SPF division in connection with our acquisition of LH-Finance. During 2019, we opened branch locations in Orlando and Hialeah, Florida, and Russellville, Arkansas. We also opened a loan production office in Miami, Florida, during 2019 under the management of Centennial CFG.

As of December 31, 2020, we had 161 branch locations.  There were 77 branches in Arkansas, 78 branches in Florida, five branches in Alabama and one branch in New York City.

Results of Operations for the Years Ended December 31, 2020, 2019 and 2018

Our net income decreased $75.1 million, or 25.9%, to $214.4 million for the year ended December 31, 2020, from $289.5 million for the same period in 2019.  On a diluted earnings per share basis, our earnings were $1.30 per share for the year ended December 31, 2020 and $1.73 per share for the year ended December 31, 2019.  As a result of COVID-19, the unemployment rate projections significantly increased from January 1, 2020 through December 31, 2020. Additionally, the ongoing uncertainties related to the COVID-19 pandemic have resulted in the Company increasing reserves on deferred loans and loans 30 days or more past maturity.  These impacts of COVID-19 have resulted in the Company recording a $102.1 million provision for credit losses on loans, an $842,000 provision for credit losses on investment securities, and a $2.0 million write-down for the fair value adjustment on marketable securities. The Company also recorded $17.0 million in unfunded commitments expense which was due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from January 1, 2020 to December 31, 2020, due to COVID-19. We incurred $10.0 million of expense as a result of our LH-Finance acquisition, which we completed on February 29, 2020, including $9.3 million for the provision for credit losses and $711,000 of acquisition expenses.  The acquired loan portfolio is now housed in our SPF division.  The Company also had $1.1 million of expense for outsourced special projects, $10.2 million of special dividend income from one of our equity investments and $981,000 of increased depreciation expense related to the second quarter write-off of the Company’s Marathon, Florida branch office, which the Company made the strategic decision to demolish and rebuild at its existing location. The summation of all these items resulted in net expense of $123.8 million, or $91.5 million after tax.

Our net income decreased $10.9 million, or 3.62%, to $289.5 million for the year ended December 31, 2019, from $300.4 million for the same period in 2018.  Total interest expense increased $30.4 million, or 24.5%, non-interest expense increased $11.8 million, or 4.5% and non-interest income decreased $3.3 million or 3.2%. This was partially offset by a $32.6 million, or 4.8% increase in total interest income. The increase in interest income was primarily due to a $27.7 million increase in loan interest income. The main components of the decrease in non-interest income were a $2.5 million decrease in other service charges and fees, a $1.6 million decrease in gain (loss) on OREO, net, and a $3.3 million decrease in other income, which was partially offset by a $2.0 million increase in dividends from the Federal Home Loan Bank (“FHLB”), Federal Reserve Bank (“FRB”), First National Bankers’ Bank (“FNBB”) and other dividends and a $1.9 million increase in mortgage lending income. The primary driver of the increase in interest expense was a $34.5 million, or 43.4%, increase in interest expense on deposits. The increase in non-interest expense was driven by a $10.6 million increase in salaries and employee benefits. Income tax expense increased by $965,000 for the year ended December 31, 2019.

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

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (26.135% for the year ended December 31, 2020, 25.819% for the year ended December 31, 2019 and 26.135% for year ended December 31, 2018).

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions.  The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, increased four times in 2018. First, the target rate was increased to 1.50% to 1.75% on March 21, 2018; second, the rate was increased on June 13, 2018 to 1.75% to 2.00%; third, the rate was increased on September 26, 2018 to 2.00% to 2.25%; and fourth, the rate was increased on December 19, 2018 to 2.25% to 2.50%.  The Federal Reserve lowered the target rate three times during 2019. First, the target rate was lowered to 2.00% to 2.25% on July 31, 2019; second, the rate was lowered on September 18, 2019 to 1.75% to 2.00%; and third, the rate was lowered on October 30, 2019 to 1.50% to 1.75%. The Federal Reserve lowered the target rate two times in 2020. First, the target rate was lowered to 1.00% to 1.25% on March 3, 2020; second, the rate was lowered to 0.00% to 0.25% on March 15, 2020. The target rate is currently at 0.00% to 0.25% as of December 31, 2020, which has decreased from the target rate of 1.50% to 1.75% as of December 31, 2019.

Our net interest margin decreased from 4.29% for the year ended December 31, 2019 to 4.02% for the year ended December 31, 2020.  The yield on interest earning assets was 4.65% and 5.45% for the year ended December 31, 2020 and 2019, respectively, as average interest earning assets increased from $13.26 billion to $14.66 billion. The increase in average earning assets is primarily the result of a $542.5 million increase in average loans receivable, a $666.6 million increase in average interest-bearing balances due from banks and a $187.9 million increase in average investment securities. Average PPP loan balances were $547.3 million for the year ended December 31, 2020. These loans bear interest at 1.00% plus the accretion of the origination fee. We recognized total interest income of $19.2 million on PPP loans for the year ended December 31, 2020. The PPP loans were dilutive to the net interest margin by 2 basis points for the year ended December 31, 2020. The COVID-19 pandemic and the resulting governmental response have created a significant amount of excess liquidity in the market.  As a result, we had an increase of $666.6 million in average interest-bearing cash balances for the year ended December 31, 2020 compared to the year ended December 31, 2019.  This excess liquidity was dilutive to the net interest margin by 19 basis points. For the year ended December 31, 2020 and 2019, we recognized $27.4 million and $35.9 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 5 basis points. We recognized $2.1 million event interest income for the year ended December 31, 2020 compared to $3.3 million for the year ended December 31, 2019. This lowered the net interest margin by 1 basis point. The rate on interest bearing liabilities was 0.89% and 1.55% for the year ended December 31, 2020 and 2019, respectively, as average interest-bearing liabilities increased from $10.02 billion to $10.50 billion. The reduction in yield on loans due to the low interest rate on PPP loans, the impact of the excess liquidity, the reduction in accretion income, and the reduction in loan payoff events, reduced the net interest margin by 27 basis points for the year ended December 31, 2020.

Net interest income on a fully taxable equivalent basis increased $20.1 million, or 3.5%, to $588.6 million for the year ended December 31, 2020, from $568.5 million for the same period in 2019. This increase in net interest income was the result of a $61.4 million decrease in interest expense partially offset by a $41.3 million decrease in interest income.  The $41.3 million decrease in interest income was primarily the result lower yields on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $43.5 million. The $61.4 million decrease in interest expense was primarily the result of our interest-bearing liabilities repricing in a lower interest rate environment. The lower yield on our interest earning assets resulted in an approximately $84.8 million decrease in interest income. The repricing of our interest-bearing liabilities in a lower interest rate environment resulted in an approximately $62.2 million decrease in interest expense. The higher level of our interest-bearing liabilities resulted in an increase in interest expense of approximately $797,000.

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

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2020, 2019 and 2018, as well as changes in fully taxable equivalent net interest margin for the years 2020 compared to 2019 and 2019 compared to 2018.

Table 2: Analysis of Net Interest Income

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Interest income	$675,962	$717,988	$685,368
Fully taxable equivalent adjustment	6,015	5,255	5,513
Interest income – fully taxable equivalent	681,977	723,243	690,881
Interest expense	93,407	154,771	124,355
Net interest income – fully taxable equivalent	$588,570	$568,472	$566,526
Yield on earning assets – fully taxable equivalent	4.65%	5.45%	5.39%
Cost of interest-bearing liabilities	0.89	1.55	1.27
Net interest spread – fully taxable equivalent	3.76	3.90	4.12
Net interest margin – fully taxable equivalent	4.02	4.29	4.42

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2020 vs. 2019	2019 vs. 2018
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$43,506	$22,993
Increase (decrease) in interest income due to change in earning asset yields	(84,772)	9,369
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(797)	(695)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	62,161	(29,721)
Increase (decrease) in net interest income	$20,098	$1,946

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2020, 2019 and 2018. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31,
	2020			2019			2018
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$921,189	$1,849	0.20%	$254,548	$5,188	2.04%	$265,071	$4,649	1.75%
Federal funds sold	1,330	21	1.58	1,421	34	2.39	2,876	33	1.15
Investment securities – taxable	1,653,159	32,596	1.97	1,663,512	41,406	2.49	1,542,188	36,833	2.39
Investment securities – non-taxable	577,444	21,262	3.68	379,232	17,026	4.49	386,790	17,434	4.51
Loans receivable	11,504,123	626,249	5.44	10,961,599	659,589	6.02	10,618,796	631,932	5.95
Total interest-earning assets	14,657,245	681,977	4.65	13,260,312	723,243	5.45	12,815,721	690,881	5.39
Non-earning assets	1,480,049			1,768,188			1,751,492
Total assets	$16,137,294			$15,028,500			$14,567,213
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest- bearing transaction accounts	$7,686,621	$36,084	0.47%	$6,674,493	$77,194	1.16%	$6,418,186	$58,199	0.91%
Time deposits	1,756,138	27,026	1.54	1,972,040	36,910	1.87	1,645,986	21,390	1.30
Total interest-bearing deposits	9,442,759	63,110	0.67	8,646,533	114,104	1.32	8,064,172	79,589	0.99
Federal funds purchased	1,557	13	0.83	2,895	54	1.87	31	1	3.23
Securities sold under agreement to repurchase	151,573	1,167	0.77	149,665	2,544	1.70	148,327	1,822	1.23
FHLB borrowed funds	534,608	9,506	1.78	848,969	17,209	2.03	1,180,897	22,354	1.89
Subordinated debentures	369,943	19,611	5.30	369,175	20,860	5.65	368,409	20,589	5.59
Total interest-bearing liabilities	10,500,440	93,407	0.89	10,017,237	154,771	1.55	9,761,836	124,355	1.27
Non-interest-bearing liabilities
Non-interest-bearing deposits	2,998,560			2,489,254			2,464,024
Other liabilities	135,094			111,156			60,298
Total liabilities	13,634,094			12,617,647			12,286,158
Stockholders’ equity	2,503,200			2,410,853			2,281,055
Total liabilities and stockholders’ equity	$16,137,294			$15,028,500			$14,567,213
Net interest spread			3.76%			3.90%			4.12%
Net interest income and margin		$588,570	4.02		$568,472	4.29		$566,526	4.42

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2020 compared to 2019 and 2019 compared to 2018 on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 5: Volume/Rate Analysis

	Years Ended December 31,
	2020 over 2019			2019 over 2018
	Volume	Yield / Rate	Total	Volume	Yield / Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$4,475	$(7,814)	$(3,339)	$(191)	$730	$539
Federal funds sold	(2)	(11)	(13)	(23)	24	1
Investment securities – taxable	(256)	(8,554)	(8,810)	2,977	1,596	4,573
Investment securities – non-taxable	7,708	(3,472)	4,236	(339)	(69)	(408)
Loans receivable	31,581	(64,921)	(33,340)	20,569	7,088	27,657
Total interest income	43,506	(84,772)	(41,266)	22,993	9,369	32,362
Interest expense:
Interest-bearing transaction and savings deposits	10,292	(51,402)	(41,110)	2,405	16,590	18,995
Time deposits	(3,767)	(6,117)	(9,884)	4,816	10,704	15,520
Federal funds purchased	(19)	(22)	(41)	53	—	53
Securities sold under agreement to repurchase	32	(1,409)	(1,377)	16	706	722
FHLB borrowed funds	(5,784)	(1,919)	(7,703)	(6,638)	1,493	(5,145)
Subordinated debentures	43	(1,292)	(1,249)	43	228	271
Total interest expense	797	(62,161)	(61,364)	695	29,721	30,416
Increase (decrease) in net interest income	$42,709	$(22,611)	$20,098	$22,298	$(20,352)	$1,946

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

The allowance for credit losses is measured based on call report segment as these types of loan exhibit similar risk characteristics. The identified loan segments are as follows:

•	1-4 family construction
•	All other construction
•	1-4 family revolving home equity lines of credit (“HELOC”) & junior liens
•	1-4 family senior liens
•	Multifamily
•	Owner occupies commercial real estate
•	Non-owner occupied commercial real estate
•	Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•	Consumer auto
•	Other consumer
•	Other consumer - SPF

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

Investments – Available-for-sale: The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Credit Loss Expense: During the year ended December 31, 2020, we recorded $112.3 million of total credit loss expense compared to $1.3 million for the year ended December 31, 2019.  This expense is comprised of the following components – investment securities, CECL double accounting for LH-Finance and CECL COVID-19 loan provision. During the year ended December 31, 2020, we recorded $842,000 for credit losses on the investment portfolio as a result of economic uncertainties related to COVID-19, $9.3 million for CECL double accounting for LH-Finance and $102.1 million for the CECL COVID-19 loan provision. Our CECL provisioning model is significantly tied to projected unemployment rates.  As a result of COVID-19, the unemployment rate projections significantly increased from January 1 to December 31, 2020.  Additionally, the ongoing uncertainties related to the COVID-19 pandemic have resulted in the Company increasing reserves on deferred loans as well as loans 30 days or more past maturity. These impacts of COVID-19 have resulted in the Company recording the $102.1 million provision. Net charge-offs to average total loans increased to 0.11% for the year ended December 31, 2020 from 0.08% for the year ended December 31, 2019.  In addition, non-performing loans to total loans increased from 0.50% as of December 31, 2019 to 0.66% as of December 31, 2020.

Non-Interest Income

Total non-interest income was $111.8 million in 2020, compared to $99.5 million in 2019 and $102.8 million in 2018. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance commissions, increase in cash value of life insurance and dividends.

Table 6 measures the various components of our non-interest income for the years ended December 31, 2020, 2019, and 2018, respectively, as well as changes for the years 2020 compared to 2019 and 2019 compared to 2018.

Table 6: Non-Interest Income

	Years Ended December 31,			2020 Change		2019 Change
	2020	2019	2018	from 2019		from 2018
	(Dollars in thousands)
Service charges on deposit accounts	$21,381	$25,930	$26,851	$(4,549)	(17.5)%	$(921)	(3.4)%
Other service charges and fees	30,686	34,086	36,591	(3,400)	(10.0)	(2,505)	(6.8)
Trust fees	1,633	1,566	1,552	67	4.3	14	0.9
Mortgage lending income	29,065	14,303	12,379	14,762	103.2	1,924	15.5
Insurance commissions	1,848	2,278	2,110	(430)	(18.9)	168	8.0
Increase in cash value of life insurance	2,200	2,752	2,856	(552)	(20.1)	(104)	(3.6)
Dividends from FHLB, FRB, First National Bankers’ Bank & other	12,472	7,707	5,757	4,765	61.8	1,950	33.9
Gain on sale of SBA loans	645	1,573	566	(928)	(59.0)	1,007	177.9
Gain (loss) on sale of branches, equipment and other assets, net	326	(3)	(120)	329	10,966.7	117	97.5
Gain (loss) on OREO, net	1,132	757	2,401	375	49.5	(1,644)	(68.5)
Gain (loss) on securities, net	—	(2)	—	2	100.0	(2)	(100.0)
Fair value adjustment for marketable securities	(1,978)	—	499	(1,978)	100.0	(499)	(100.0)
Other income	12,376	8,569	11,390	3,807	44.4	(2,821)	(24.8)
Total non-interest income	$111,786	$99,516	$102,832	$12,270	12.3%	$(3,316)	(3.2)

Non-interest income increased $12.3 million, or 12.3%, to $111.8 million for the year ended December 31, 2020 from $99.5 million for the same period in 2019.  The primary factor that resulted in this increase was the $14.8 million increase in mortgage lending income for the year ended December 31, 2020. Other factors were changes related to service charges on deposit accounts, other service charges and fees, decrease in cash value of life insurance, dividends from FHLB, FRB, FNBB & other, gain on sale of SBA loans, equipment and other assets, fair value adjustment for marketable securities and other income.

Additional details for the year ended December 31, 2020 on some of the more significant changes are as follows:

•

The $4.5 million decrease in service charges on deposit accounts is primarily related to a decrease in overdraft fees resulting from changes in consumer spending habits leading consumers to hold higher deposit balances in response to the COVID-19 pandemic.

•	The $3.4 million decrease in other service charges and fees is primarily due to the reduction in Centennial CFG property finance loan fees and wire service charges.
•	The $14.8 million increase in mortgage lending income is primarily due to the increase in volume of secondary market loan sales driven by the current low interest rate environment.
•	The $552,000 decrease in the cash value of life insurance is due to the Company surrendering $47.5 million of underperforming separate account bank owned life insurance (“BOLI”) during 2019.
•

The $4.8 million increase in dividends from FHLB, FRB, FNBB & other is primarily the result of $10.2 million in special dividends from an equity investment received during 2020, compared to $3.0 million received during 2019. This was partially offset by a decrease in dividend income from the FRB and FHLB.

•	The $928,000 million decrease in gain on sale of SBA loans is primarily due a reduction in volume of sales of SBA loans in 2020.
•	The $2.0 million loss in the fair value adjustment for marketable securities is related to the decline in the fair market value of a marketable security acquired by the Company in 2020.

•

The $3.8 million increase in other income is primarily due to a $2.7 million increase in additional income for items previously charged off, a $452,000 increase in gain on life insurance and an $873,000 increase in investment brokerage fee income.

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

Table 7 below sets forth a summary of non-interest expense for the years ended December 31, 2020, 2019, and 2018, as well as changes for the years ended 2020 compared to 2019 and 2019 compared to 2018.

Table 7: Non-Interest Expense

	Years Ended December 31,			2020 Change		2019 Change
	2020	2019	2018	from 2019		from 2018
	(Dollars in thousands)
Salaries and employee benefits	$163,950	$154,177	$143,545	$9,773	6.3%	$10,632	7.4%
Occupancy and equipment	38,412	35,452	33,960	2,960	8.3	1,492	4.4
Data processing expense	19,032	16,161	14,428	2,871	17.8	1,733	12.0
Other operating expenses:
Advertising	3,999	4,687	4,472	(688)	(14.7)	215	4.8
Merger and acquisition expenses	711	—	6,013	711	100.0	(6,013)	(100.0)
Amortization of intangibles	5,844	6,324	6,455	(480)	(7.6)	(131)	(2.0)
Electronic banking expense	8,477	7,525	7,622	952	12.7	(97)	(1.3)
Directors’ fees	1,624	1,602	1,281	22	1.4	321	25.1
Due from bank service charges	975	1,081	1,003	(106)	(9.8)	78	7.8
FDIC and state assessment	6,494	4,468	8,558	2,026	45.3	(4,090)	(47.8)
Hurricane expense	—	897	470	(897)	(100.0)	427	90.9
Insurance	3,018	2,846	3,100	172	6.0	(254)	(8.2)
Legal and accounting	4,222	5,017	3,548	(795)	(15.8)	1,469	41.4
Other professional fees	8,150	10,213	6,453	(2,063)	(20.2)	3,760	58.3
Operating supplies	1,988	2,021	2,222	(33)	(1.6)	(201)	(9.0)
Postage	1,283	1,266	1,303	17	1.3	(37)	(2.8)
Telephone	1,302	1,210	1,405	92	7.6	(195)	(13.9)
Unfunded commitments	16,989	—	—	16,989	100.0	—	0.0
Other expense	17,904	20,840	18,165	(2,936)	(14.1)	2,675	14.7
Total non-interest expense	$304,374	$275,787	$264,003	$28,587	10.4%	$11,784	4.5%

Non-interest expense increased $28.6 million, or 10.4%, to $304.4 million for the year ended December 31, 2020, from $275.8 million for the same period in 2019.  The primary factor that resulted in this increase was the unfunded commitment expense. Other factors were changes related to salaries and employee benefits expense, occupancy and equipment expenses, data processing expenses, merger and acquisition expenses, electronic banking expense, FDIC and state assessment, hurricane expense, legal and accounting, other professional fees and other expense.

Additional details for the year ended December 31, 2020 on some of the more significant changes are as follows:

•

The $9.8 million increase in salaries and employee benefits expense is primarily due to increased salary expense related to the normal increased cost of doing business, additional employees hired as a result of the increased regulatory environment and the acquisition of LH-Finance on February 29, 2020.

•

The $3.0 million increase in occupancy and equipment is primarily related to an increase in janitorial services and supplies expense resulting from the ongoing COVID-19 pandemic and the increased depreciation expense due to the write-off of the Company’s Marathon, Florida branch office during the second quarter of 2020. The Company made the strategic decision to demolish and rebuild the branch at its existing location.

•	The $2.9 million increase in data processing expense is primarily related to an increase in software, licensing, software maintenance and internet banking/cash management expenses.
•	The $711,000 in merger and acquisition expense is related to the acquisition of LH-Finance during the first quarter of 2020.
•	The $2.0 million increase in FDIC and state assessment is primarily related to a $2.3 million FDIC small bank assessment credit recorded in the third quarter of 2019.
•	The $897,000 in hurricane expense incurred during the first quarter of 2019 was related to damages from Hurricane Michael which made landfall in Mexico Beach, Florida on October 10, 2018.
•	The $795,000 decrease in legal and accounting fees is primarily due to a reduction in legal and audit fees for the Bank.

•	The $2.1 million decrease in other professional fees is primarily related to a reduction in consulting fees, outsourced special projects and professional fees for the Bank.
•

The $17.0 million increase in unfunded commitments expense is due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from January 1, 2020 to December 31, 2020, due to COVID-19, as the Company’s provisioning model is significantly tied to projected unemployment rates.

•	The $2.9 million decrease in other expenses is primarily due to the decreases in general travel expenses, OREO expenses and other miscellaneous expenses.

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

Income Taxes

During 2020, the Company began filing income tax returns in several new states. To account for the slight increase in state income tax expense due to respective state income tax rates, the Company raised its marginal tax rate from 25.819% to 26.135% for 2020.

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

Income tax expense decreased $32.8 million, or 34.2%, to $63.3 million for the year ended December 31, 2020, from $96.1 million for 2019.  Income tax expense increased $1.0 million, or 1.0%, to $96.1 million for the year ended December 31, 2019, from $95.1 million for 2018. The effective tax rates for the years ended December 31, 2020, 2019 and 2018 were 22.78%, 24.92% and 24.05%, respectively. The Company’s marginal tax rate was 26.135%, 25.819% and 26.135% for years ended December 31, 2020, 2019 and 2018, respectively.

Financial Condition as of and for the Years Ended December 31, 2020 and 2019

Our total assets as of December 31, 2020 increased $1.37 billion to $16.40 billion from the $15.03 billion reported as of December 31, 2019.  Cash and cash equivalents increased $773.2 million, or 157.6%. The COVID-19 crisis and the accompanying governmental response has created a tremendous amount of excess liquidity in the market. Our loan portfolio balance increased $351.0 million to $11.22 billion as of December 31, 2020, from $10.87 billion as of December 31, 2019. The increase in the loan portfolio is due to the $691.7 million of PPP loans as well as the acquisition of $406.2 million of loans from LH-Finance during the first quarter of 2020, which was offset by $747.0 million in organic loan decline for the year ended December 31, 2020.  Total deposits increased $1.45 billion to $12.73 billion as of December 31, 2020 compared to $11.28 billion as of December 31, 2019, which was due to customers holding higher deposit balances in response to the COVID-19 pandemic as well as the resulting governmental response to the pandemic. Stockholders’ equity increased $94.2 million to $2.61 billion as of December 31, 2020, compared to $2.51 billion as of December 31, 2019.  The increase in stockholders’ equity is primarily associated with the $214.4 million in net income and the $27.9 million increase in accumulated other comprehensive income which were partially offset by the $44.0 million impact of the adoption of ASC 326, $87.7 million of shareholder dividends paid and the repurchase of $25.7 million of our common stock during 2020.  The improvement in stockholders’ equity was 3.8% for the year ended December 31, 2020 compared to December 31, 2019.

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

Loan Portfolio

Our loan portfolio averaged $11.50 billion and $10.96 billion during the years ended December 31, 2020 and 2019, respectively.  Loans receivable were $11.22 billion as of December 31, 2020 compared to $10.87 billion as of December 31, 2019, an increase of $351.0 million, or 3.2%.

The CARES Act was passed by Congress and signed into law on March 27, 2020. The CARES Act includes an allocation for loans to be issued by financial institutions through the Small Business Administration (“SBA”). This program is known as the Paycheck Protection Program. PPP loans are forgivable, in whole or in part, so long as employee and compensation levels of the borrower are maintained, and the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1.00% to 5.00%, based on the size of the loan. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/HCEA Act”) was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. The PPP/HCEA Act authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA. As of December 31, 2020, the Company had $691.7 million of PPP loans. This balance consists of $632.5 million in commercial & industrial loans and $59.2 million in other loans.

During 2020, the Company experienced an increase of approximately $351.0 million in loans.  The increase in the loan portfolio is primarily due to the $691.7 million of PPP loans held as of December 31, 2020 as well as the acquisition of $406.2 million of loans from LH-Finance during the first quarter of 2020, which was offset by $747.0 million in organic loan decline for the year ended December 31, 2020.  Excluding the effects of PPP loan originations, Centennial CFG experienced $59.9 million of organic loan decline during the year, while the remaining footprint, excluding the acquisition of LH-Finance, experienced $687.1 million of organic loan decline during 2020. The $848.7 million in PPP loans originated in 2020 have decreased by $157.0 million to $691.7 million as of December 31, 2020.

During 2019, the Company experienced a decline of approximately $202.2 million in loans compared to 2018. Centennial CFG produced $49.6 million of net organic loan growth during 2019 while the legacy footprint experienced $251.7 million of organic loan decline. Centennial CFG had total loans of $1.60 billion at December 31, 2019.

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property.  Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York.  Loans receivable were approximately $3.72 billion, $4.82 billion, $245.0 million, $893.8 million and $1.54 billion as of December 31, 2020 in Arkansas, Florida, Alabama, SPF and Centennial CFG, respectively.

As of December 31, 2020, we had $426.5 million of construction/land development loans which were collateralized by land.  This consisted of $96.5 million for raw land and $330.0 million for land with commercial and/or residential lots.

Table 8 presents our loans receivable balances by category as of December 31, 2020, 2019, 2018, 2017, and 2016.

Table 8: Loans Receivable

	As of December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$4,429,060	$4,412,769	4,806,684	$4,600,117	$3,153,121
Construction/land development	1,562,298	1,776,689	1,546,035	1,700,491	1,135,843
Agricultural	114,431	88,400	76,433	82,229	77,736
Residential real estate loans:
Residential 1-4 family	1,536,257	1,819,221	1,975,586	1,970,311	1,356,136
Multifamily residential	536,538	488,278	560,475	441,303	340,926
Total real estate	8,178,584	8,585,357	8,965,213	8,794,451	6,063,762
Consumer	864,690	511,909	443,105	46,148	41,745
Commercial and industrial	1,896,442	1,528,003	1,476,331	1,297,397	1,123,213
Agricultural	66,869	63,644	48,562	49,815	74,673
Other	214,136	180,797	138,668	143,377	84,306
Total loans receivable	$11,220,721	$10,869,710	$11,071,879	$10,331,188	$7,387,699

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

As of December 31, 2020, commercial real estate loans totaled $6.11 billion, or 54.4% of loans receivable, as compared to $6.28 billion, or 57.8% of loans receivable, as of December 31, 2019.  Commercial real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $2.18 billion, $2.72 billion, $117.3 million, zero and $1.09 billion at December 31, 2020, respectively.

Residential Real Estate Loans.  We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas.  Approximately 35.0% and 53.5% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of December 31, 2020, with the remaining 11.5% relating to condos and mobile homes.  Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to many factors including the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of December 31, 2020, residential real estate loans totaled $2.07 billion, or 18.5%, of loans receivable, compared to $2.31 billion, or 21.2% of loans receivable, as of December 31, 2019. Residential real estate loans originated in our franchises in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $761.6 million, $1.15 billion, $63.1 million, zero and $95.7 million at December 31, 2020, respectively.

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

As of December 31, 2020, consumer loans totaled $864.7 million, or 7.7% of loans receivable, compared to $511.9 million, or 4.7% of loans receivable, as of December 31, 2019.  Consumer loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $40.2 million, $9.5 million, $975,000, $814.1 million ($331.4 million of which was acquired from LH-Finance during the first quarter of 2020) and zero at December 31, 2020, respectively.

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

As of December 31, 2020, commercial and industrial loans totaled $1.90 billion, or 16.9% of loans receivable, which compared to $1.53 billion, or 14.1% of loans receivable, as of December 31, 2019.  Commercial and industrial loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $613.4 million, $829.2 million, $57.5 million, $79.7 million ($74.8 million of which was acquired from LH-Finance during the first quarter of 2020) and $316.7 million at December 31, 2020, respectively.

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

As of December 31, 2020, agricultural loans totaled $66.9 million, or 0.6% of loans receivable, compared to the $63.6 million, or 0.6% of loans receivable as of December 31, 2019. Agricultural loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $61.4 million, $5.5 million, zero, zero and zero at December 31, 2020, respectively.

Table 9 presents the distribution of the maturity of our total loans as of December 31, 2020. The table also presents the portion of our loans that have fixed interest rates and interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

The loans acquired during our acquisitions accrete interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted-average life of the loans).

Table 9: Maturity of Loans

	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$752,721	$2,505,510	$1,170,829	$4,429,060
Construction/land development	828,776	537,875	195,647	1,562,298
Agricultural	28,647	74,013	11,771	114,431
Residential real estate loans
Residential 1-4 family	176,292	426,202	933,763	1,536,257
Multifamily residential	151,066	266,967	118,505	536,538
Total real estate	1,937,502	3,810,567	2,430,515	8,178,584
Consumer	28,697	20,729	815,264	864,690
Commercial and industrial	389,138	1,297,883	209,421	1,896,442
Agricultural	42,572	16,662	7,635	66,869
Other	9,503	156,078	48,555	214,136
Total loans receivable	$2,407,412	$5,301,919	$3,511,390	$11,220,721
Fixed interest rates	$1,310,074	$3,597,858	$1,470,694	$6,378,626
Floating interest rates	1,097,338	1,704,061	2,039,937	4,841,336
Purchased credit deteriorated loans	—	—	759	759
Total loans receivable	$2,407,412	$5,301,919	$3,511,390	$11,220,721

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

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as PCI and accounted for under ASC 310-30.  In 2019, the Company reevaluated its loan pools of purchased loans with deteriorated credit quality. These loans pools related specifically to acquired loans from the Heritage, Liberty, Landmark, Bay Cities, Bank of Commerce, Premier Bank, Stonegate and Shore Premier Finance acquisitions. At acquisition, a portion of these loans were recorded as purchased credit impaired loans on a pool by pool basis. Through the reevaluation of these loan pools, management determined that estimated losses for purchase credit impaired loans should be processed against the credit mark of the applicable pools.  The remaining non-accretable mark was then moved to accretable mark to be recognized over the remaining weighted average life of the loan pools.  The projected losses for these loans were less than the total credit mark.  As such, the remaining $107.6 million of loans in these pools along with the $29.3 million in accretable yield were deemed to be immaterial and were reclassified out of the purchased credit impaired loans category. As of December 31, 2019, the Company no longer held any purchased loans with deteriorated credit quality. Therefore, the Company did not have any PCI loans upon adoption of ASC 326 as of January 1, 2020.

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

Prior to 2019, we had purchased loans with deteriorated credit quality in our financial statements as a result of our historical acquisitions.  The credit metrics most heavily impacted by our acquisitions of acquired loans with deteriorated credit quality were the following credit quality indicators listed in Table 10 below:

•	Allowance for credit losses to non-performing loans;
•	Non-performing loans to total loans; and
•	Non-performing assets to total assets.

Table 10 sets forth information with respect to our non-performing assets as of December 31, 2020, 2019, 2018, 2017 and 2016. As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 10: Non-performing Assets

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Non-accrual loans	$64,528	$47,607	$47,083	$34,032	$47,182
Loans past due 90 days or more (principal or interest payments)	9,610	7,238	17,159	10,665	15,942
Total non-performing loans	74,138	54,845	64,242	44,697	63,124
Other non-performing assets
Foreclosed assets held for sale, net	4,420	9,143	13,236	18,867	15,951
Other non-performing assets	—	447	497	3	3
Total other non-performing assets	4,420	9,590	13,733	18,870	15,954
Total non-performing assets	$78,558	$64,435	$77,975	$63,567	$79,078
Allowance for credit losses to non-performing loans	331.10%	186.20%	169.35%	246.70%	126.74%
Non-performing loans to total loans	0.66	0.50	0.58	0.43	0.85
Non-performing assets to total assets	0.48	0.43	0.51	0.44	0.81

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

Total non-performing loans were $74.1 million as of December 31, 2020, compared to $54.8 million as of December 31, 2019, for an increase of $19.3 million.  The $19.3 million increase in non-performing loans is the result of a $6.2 million increase in non-performing loans in our Arkansas market, a $8.4 million increase in non-performing loans in our Florida market, a $101,000 increase in non-performing loans in our Alabama market, a $1.8 million increase in non-performing loans attributable to our SPF market and a $2.8 million increase in non-performing loans in our Centennial CFG market.  Non-performing loans December 31, 2020 are $24.1 million, $43.1 million, $530,000, $3.6 million and $2.8 million in the Arkansas, Florida, Alabama, SPF and Centennial CFG markets, respectively.

The $2.8 million balance of non-accrual loans for our Centennial CFG market consists of one loan that is assessed for Credit risk by the Federal Reserve under the Shared National Credit Program.  The decision to place this loan on non-accrual status was made by the Federal Reserve and not the Company. The loan that makes up the total balance is still current on both principal and interest.  However, all interest payments are currently being applied to the principal balance.  Because the Federal Reserve required us to place this loan on non-accrual status, we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve.

During 2020, the COVID-19 pandemic has had a significant impact on global markets driven by supply chain and production disruptions, workforce restrictions, travel restrictions, retail closures, and reduced consumer spending and sentiment, amongst other factors.  The global and economic impacts of the coronavirus continue to evolve, and the Company is continuing to closely monitor the situation. While the Company believes our allowance for credit losses is adequate at December 31, 2020, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for credit losses during 2021.  Our CECL provisioning model is significantly tied to projected unemployment rates.  As a result of COVID-19, the unemployment rate projections significantly increased from January 1 to the end of December 2020. Additionally, the ongoing uncertainties related to the COVID-19 pandemic have resulted in the Company increasing reserves on deferred loans as well as loans 30 days or more past maturity.  These impacts of COVID-19 have resulted in a $102.1 million provision for credit losses on loans for the year ended December 31, 2020.

  Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.  In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months.  For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan.  As of December 31, 2020, we had $10.7 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 10.  Our Florida market contains $8.6 million, our Arkansas market contains $2.1 million and our Alabama market contains zero of these restructured loans.

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

Section 4013 of the CARES Act enacted in March 2020 provides financial institutions optional temporary relief from the TDR classification requirements for certain COVID-19 related loan modifications. Specifically, financial institutions may elect to suspend TDR classification for certain loan modifications related to COVID-19 made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after termination of the President’s national emergency declaration for COVID-19. Further, financial institutions do not need to determine impairment associated with certain loan concessions that would otherwise have been required for TDRs (e.g., interest rate concessions, payment deferrals, or loan extensions). On April 7, 2020, the Federal Reserve Board and the other federal bank regulatory agencies issued an interagency statement clarifying the relationship between the Section 4013 of the CARES Act and previous guidance issued by the agencies on March 22, 2020. This interagency statement encourages financial institutions to work prudently with borrowers who are or may be unable to meet their payment obligations because of COVID-19 and states that the agencies view loan modification programs as positive actions that can mitigate adverse effects on borrowers due to COVID-19. The Company relied on Section 4013 of the CARES Act in accounting for loan modifications in the 4th quarter 2020. The Company granted loan modification to 56 loans for a total of $330.7 million.  Of the 56 loans currently on deferment, 51 of the loans totaling $271.1 million chose interest only deferment and have returned to paying interest monthly, with the majority of these loans having modifications for 18 to 24 month interest only payments with a return to full principal and interest payments at the end of the  modification term.

The majority of the Bank’s loan modifications relates to commercial lending and involves reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan.  At December 31, 2020, the amount of TDRs was $12.3 million, a decrease of 24.2% from $16.3 million at December 31, 2019.  As of December 31, 2020 and 2019, 87.1% and 74.6%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $4.4 million as of December 31, 2020, compared to $9.1 million as of December 31, 2019 for a decrease of $4.7 million.  The foreclosed assets held for sale as of December 31, 2020 are comprised of $1.5 million of assets located in Arkansas, $2.9 million of assets located in Florida, $34,000 located in Alabama and zero from SPF and Centennial CFG.

As of December 31, 2020, we had one foreclosed property with a carrying value greater than $1.0 million.  This property was a development property in Florida acquired from BOC with a carrying value of $2.1 million at December 31, 2020.  The Company does not currently anticipate any additional losses on this property.  As of December 31, 2020, no other foreclosed assets held for sale have a carrying value greater than $1.0 million.

Table 11 shows the summary of foreclosed assets held for sale as of December 31, 2020, 2019, 2018, 2017 and 2016.

Table 11: Total Foreclosed Assets Held for Sale

	As of December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$438	$3,528	$5,555	$9,766	$9,423
Construction/land development	3,189	3,218	3,534	5,920	4,009
Agricultural	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	793	2,397	4,142	2,654	2,076
Multifamily residential	—	—	5	527	443
Total foreclosed assets held for sale	$4,420	$9,143	$13,236	$18,867	$15,951

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once).  As of December 31, 2020, average impaired loans were $96.6 million compared to $82.1 million as of December 31, 2019.  As of December 31, 2020 impaired loans were $112.7 million compared to $78.9 million as of December 31, 2019, for an increase of $33.8 million.  This increase is primarily associated with the $17.8 million increase in impaired loans in our Arkansas market, the $11.7 million increase in impaired loans in our Florida market, the $1.8 million increase in impaired loans for our SPF market, and the $2.8 million increase in impaired loans for our Centennial CFG market, which was partially offset by the $280,000 decrease in impaired loans for our Alabama market since December 31, 2019.  As of December 31, 2020, our Arkansas, Florida, Alabama, SPF and Centennial CFG markets accounted for approximately $50.1 million, $55.7 million, $530,000, $3.6 million and $2.8 million of the impaired loans, respectively.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration that were previously classified as PCI and accounted for under ASC 310-30.  In 2019, the Company reevaluated its loan pools of purchased loans with deteriorated credit quality. These loans pools related specifically to acquired loans from the Heritage, Liberty, Landmark, Bay Cities, Bank of Commerce, Premier Bank, Stonegate and Shore Premier Finance acquisitions. At acquisition, a portion of these loans were recorded as purchased credit impaired loans on a pool by pool basis. Through the reevaluation of these loan pools, management determined that estimated losses for purchase credit impaired loans should be processed against the credit mark of the applicable pools.  The remaining non-accretable mark was then moved to accretable mark to be recognized over the remaining weighted average life of the loan pools.  The projected losses for these loans were less than the total credit mark.  As such, the remaining $107.6 million of loans in these pools along with the $29.3 million in accretable yield were deemed to be immaterial and were reclassified out of the purchased credit impaired loans category. As of December 31, 2019, the Company no longer held any purchased loans with deteriorated credit quality. Therefore, the Company did not have any PCI loans upon adoption of ASC 326 as of January 1, 2020.

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense. The Company held approximately $760,000 in PCD loans as of December 31, 2020.

Past Due and Non-Accrual Loans

Table 12 shows the summary non-accrual loans as of December 31, 2020, 2019, 2018, 2017 and 2016:

Table 12: Total Non-Accrual Loans

	As of December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$20,947	$10,966	$15,031	$9,600	$17,988
Construction/land development	1,381	1,359	5,280	5,011	3,956
Agricultural	879	1,094	20	19	435
Residential real estate loans
Residential 1-4 family	19,334	20,314	17,384	14,437	20,311
Multifamily residential	173	331	972	153	262
Total real estate	42,714	34,064	38,687	29,220	42,952
Consumer	3,506	1,632	2,912	145	140
Commercial and industrial	17,251	10,692	5,451	4,584	3,155
Agricultural	1,057	1,218	32	54	—
Other	—	1	1	29	935
Total non-accrual loans	$64,528	$47,607	$47,083	$34,032	$47,182

If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $3.7 million for the year ended December 31, 2020, $2.4 million in 2019, and $2.9 million in 2018 would have been recorded. Interest income recognized on the non-accrual loans for the years ended December 31, 2020, 2019 and 2018 was considered immaterial.

Table 13 shows the summary of accruing past due loans 90 days or more as of December 31, 2020, 2019, 2018, 2017 and 2016:

Table 13: Total Loans Accruing Past Due 90 Days or More

	As of December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$6,088	$3,194	$9,679	$3,119	$9,530
Construction/land development	1,296	1,821	3,481	3,247	3,086
Agricultural	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	1,821	1,614	1,753	2,175	2,996
Multifamily residential	—	—	—	100	—
Total real estate	9,205	$6,629	14,913	8,641	15,612
Consumer	174	317	720	26	21
Commercial and industrial	231	292	1,526	1,944	309
Other	—	—	—	54	—
Total loans accruing past due 90 days or more	$9,610	$7,238	$17,159	$10,665	$15,942

Our total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.66% and 0.50% as of December 31, 2020 and 2019, respectively.

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

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts to a historical loss rate over four quarters on a straight-line basis. Management leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

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

The allowance for credit losses is measured based on call report segment as these types of loan exhibit similar risk characteristics. The identified loan segments are as follows:

•	1-4 family construction
•	All other construction
•	1-4 family revolving home equity lines of credit (“HELOC”) & junior liens
•	1-4 family senior liens
•	Multifamily
•	Owner occupies commercial real estate
•	Non-owner occupied commercial real estate
•	Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•	Consumer auto
•	Other consumer
•	Other consumer - SPF

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as unfunded commitments expense within non-interest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

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

Loans Collectively Evaluated for Impairment.  Loans receivable collectively evaluated for impairment increased by approximately $100.0 million from $10.66 billion at December 31, 2019 to $10.76 billion at December 31, 2020. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment increased from 0.91% at December 31, 2019 to 2.18% at December 31, 2020.

Charge-offs and Recoveries.  Total charge-offs increased to $14.5 million for the year ended December 31, 2020, compared to $10.6 million for the year ended December 31, 2019.  Total recoveries decreased to $2.1 million for the year ended December 31, 2020, compared to $2.6 million for the same period in 2019.

The net loans charged off for the years ended December 31, 2020, 2019 and 2018 were $12.4 million, $8.0 million and $5.8 million, respectively.  For the years ended December 31, 2020, 2019 and 2018, approximately $4.4 million, $4.0 million and $3.7 million, respectively, of the net charge-offs are from our Arkansas market.  For the years ended December 31, 2020 2019 and 2018, approximately $7.9 million, $3.6 million and $1.9 million, respectively, of the net charge-offs are from our Florida market. Approximately $11,000, $295,000 and $176,000 relates to net charge-offs for the years ended December 31, 2020, 2019 and 2018, respectively, on loans in our Alabama market. For the years ended December 31, 2020, 2019 and 2018, approximately $80,000, $83,000 and zero of the net charge-offs are from our SPF market. There have been zero charge-offs for Centennial CFG since the franchise was formed in 2015.

While the 2020 charge-offs and recoveries consisted of many relationships, there were two individual relationships consisting of charge-offs greater than $1.0 million.  The first was a $1.9 million charge-off for a commercial and industrial loan that had been acquired in the Stonegate acquisition. The second was a $2.5 million charge-off for a commercial and industrial loan in our Florida market. For the year ended December 31, 2019, there were no individual relationships consisting of charge-offs greater than $1.0 million.

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

Table 14 shows the allowance for credit losses, charge-offs and recoveries for loans as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016.

Table 14: Analysis of Allowance for credit losses

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Balance, beginning of year	$102,122	$108,791	$110,266	$80,002	$69,224
Impact of adopting ASC 326	43,988	—	—	—	—
Allowance for credit losses on acquired loans	357	—	—	—	—
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	2,990	2,741	1,211	3,622	3,586
Construction/land development	1,218	1,450	399	1,632	382
Agricultural	51	—	—	127	—
Residential real estate loans:
Residential 1-4 family	485	1,661	2,744	3,895	4,986
Multifamily residential	—	—	—	85	611
Total real estate	4,744	5,852	4,354	9,361	9,565
Consumer	296	293	285	198	220
Commercial and industrial	7,764	2,327	2,221	5,578	5,778
Agricultural	—	—	—	—	—
Other	1,682	2,131	2,128	2,334	1,938
Total loans charged off	14,486	10,603	8,988	17,471	17,501
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	638	244	527	1,042	857
Construction/land development	107	95	180	462	1,125
Agricultural	9	—	—	—	—
Residential real estate loans:
Residential 1-4 family	337	913	878	621	1,098
Multifamily residential	—	13	46	55	54
Total real estate	1,091	1,265	1,631	2,180	3,134
Consumer	108	112	190	119	209
Commercial and industrial	218	504	624	464	5,533
Agricultural	—	—	—	—	—
Other	653	728	746	722	795
Total recoveries	2,070	2,609	3,191	3,485	9,671
Net loans charged off (recovered)	12,416	7,994	5,797	13,986	7,830
Provision for credit loss - loans	102,113	1,325	4,322	44,250	18,608
Provision for credit loss - acquired loans	9,309	—	—	—	—
Balance, end of year	$245,473	$102,122	$108,791	$110,266	$80,002
Net charge-offs (recoveries) to average loans receivable	0.11%	0.08%	0.05%	0.17%	0.11%
Allowance for credit losses to total loans	2.19	0.94	0.98	1.07	1.08
Allowance for credit losses to net charge-offs (recoveries)	1,977	1,277	1,877	788	1,022

Table 15 presents the allocation of allowance for credit losses as of December 31, 2020, 2019, 2018, 2017 and 2016.

Table 15: Allocation of Allowance for Credit Losses

	As of December 31,
	2020		2019		2018		2017		2016
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$87,043	39.5%	$32,776	40.6%	$41,721	43.4%	$42,893	44.5%	$27,695	42.7%
Construction/ land development	32,861	13.9	26,433	16.3	21,302	14.0	20,343	16.4	11,522	15.4
Agricultural residential real estate loans:	1,410	1.0	753	0.8	615	0.7	1,046	0.8	493	1.1
Residential 1-4 family	47,754	13.7	16,758	16.7	22,547	17.8	21,370	19.1	14,397	18.3
Multifamily residential	5,462	4.8	3,377	4.5	4,187	5.1	3,136	4.3	2,120	4.6
Total real estate	174,530	72.9	80,097	78.9	90,372	81.0	88,788	85.1	56,227	82.1
Consumer	21,905	7.7	1,906	4.7	1,153	4.0	462	0.4	398	0.6
Commercial and industrial	46,061	16.9	16,615	14.1	14,981	13.3	15,292	12.6	12,756	15.2
Agricultural	469	0.6	3,504	0.6	2,175	0.4	2,692	0.5	3,790	1.0
Other	2,508	1.9	—	1.7	110	1.3	180	1.4	—	1.1
Unallocated	—	—	—	—	—	—	2,852	—	6,831	—
Total	$245,473	100.0%	$102,122	100.0%	$108,791	100.0%	$110,266	100.0%	$80,002	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue.  Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity.  Fair values of securities are based on quoted market prices where available.  If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.  The estimated effective duration of our securities portfolio was 2.8 years as of December 31, 2020.

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

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale.  Available-for-sale securities were $2.47 billion and $2.08 billion as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, $1.18 billion, or 47.6%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $1.21 billion, or 58.2%, of our available-for-sale securities as of December 31, 2019.  To reduce our income tax burden, $927.9 million, or 37.5%, of our available-for-sale securities portfolio as of December 31, 2020, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $439.6 million, or 21.1%, of our available-for-sale securities as of December 31, 2019.  We had $327.0 million, or 13.2%, invested in obligations of U.S. Government-sponsored enterprises as of December 31, 2020, compared to $397.6 million, or 19.1%, of our available-for-sale securities as of December 31, 2019. Also, we had approximately $41.0 million, or 1.7%, invested in other securities as of December 31, 2020, compared to $33.0 million, or 1.6%, of our available-for-sale securities as of December 31, 2019.

Beginning January 1, 2020, the Company evaluates all securities quarterly to determine if any debt securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. For the three months ended March 31, 2020, the Company determined a provision for credit losses of $842,000 was necessary for the investment portfolio as a result of economic uncertainties related to COVID-19. For the remainder of the year ended December 31, 2020, the Company determined that no additional provision for credit losses was  necessary for the portfolio.

Table 16 presents the carrying value and fair value of investment securities as of December 31, 2020, 2019 and 2018.

Table 16: Investment Securities

	As of December 31, 2020				As of December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-sale
U.S. government-sponsored enterprises	$325,860	$2,338	$(1,207)	$326,991	$398,870	$1,001	$(2,321)	$397,550
Residential mortgage-backed securities	703,138	10,607	(688)	713,057	689,955	4,735	(1,241)	693,449
Commercial mortgage-backed securities	446,964	18,048	(126)	464,886	514,287	6,647	(642)	520,292
State and political subdivisions	898,174	31,173	(1,454)	927,893	425,989	13,824	(257)	439,556
Other securities	40,755	434	(235)	40,954	32,748	409	(166)	32,991
Total	$2,414,891	$62,600	$(3,710)	$2,473,781	$2,061,849	$26,616	$(4,627)	$2,083,838

	As of December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-sale
U.S. government-sponsored enterprises	$418,605	$504	$(4,976)	$414,133
Residential mortgage-backed securities	580,183	1,230	(8,512)	572,901
Commercial mortgage-backed securities	463,084	539	(7,745)	455,878
State and political subdivisions	308,835	2,311	(2,589)	308,557
Other securities	34,336	304	(247)	34,393
Total	$1,805,043	$4,888	$(24,069)	$1,785,862
Held-to-maturity
U.S. government-sponsored enterprises	$3,261	$14	$(71)	$3,204
Residential mortgage-backed securities	39,707	20	(689)	39,038
Commercial mortgage-backed securities	17,587	58	(267)	17,378
State and political subdivisions	132,221	1,815	(46)	133,990
Total	$192,776	$1,907	$(1,073)	$193,610

Table 17 reflects the amortized cost and estimated fair value of debt securities as of December 31, 2020, by contractual maturity and the weighted-average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities.  Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 17: Maturity Distribution of Investment Securities

	December 31, 2020
		1 Year	5 Years		Monthly	Total	Total
	1 Year	Through	Through	Over	Amortizing	Amortized	Fair
	or Less	5 Years	10 Years	10 Years	Securities	Cost	Value
	(Dollars in thousands)
Available-for-sale
U.S. Government-sponsored enterprises	$2,868	$17,711	$145,198	$160,083	$—	$325,860	$326,991
State and political subdivisions	6,371	26,398	64,314	801,091	—	898,174	927,893
Residential mortgage-backed securities	—	—	—	—	703,138	703,138	713,057
Commercial mortgage-backed securities	—	—	—	—	446,964	446,964	464,886
Other securities	—	6,997	11,496	20,262	2,000	40,755	40,954
Total	$9,239	$51,106	$221,008	$981,436	$1,152,102	$2,414,891	$2,473,781
Percentage of total amortized cost	0.4%	2.1%	9.2%	40.6%	47.7%	100.0%
Weighted-average yield	2.8%	3.1%	2.2%	2.4%	1.6%	2.0%

Deposits

Our deposits averaged $12.44 billion for the year ended December 31, 2020 and $11.14 billion for 2019.  Total deposits increased $1.45 billion, or 12.8%, to $12.73 billion as of December 31, 2020, from $11.28 billion as of December 31, 2019. Deposits are our primary source of funds.  We offer a variety of products designed to attract and retain deposit customers.  Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit.  Deposits are gathered from individuals, partnerships and corporations in our market areas.  In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 18 reflects the classification of the brokered deposits as of December 31, 2020 and 2019.

Table 18: Brokered Deposits

	December 31, 2020	December 31, 2019
	(In thousands)
Time Deposits	$10,000	$95,399
CDARS	—	109
Insured Cash Sweep and Other Transaction Accounts	625,681	484,169
Total Brokered Deposits	$635,681	$579,677

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions.  The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, increased four times from a target rate of 0.25% to 0.50% as of December 31, 2015 to a target rate of 1.25% to 1.50% as of December 31, 2017.  The Federal Reserve increased the target rate four times in 2018. First, the target rate was increased to 1.50% to 1.75% on March 21, 2018; second, the rate was increased on June 13, 2018 to 1.75% to 2.00%; third, the rate was increased on September 26, 2018 to 2.00% to 2.25%; and fourth, the rate was increased on December 19, 2018 to 2.25% to 2.50%.  The Federal Reserve lowered the target rate three times during 2019. First, the target rate was lowered to 2.00% to 2.25% on July 31, 2019; second, the rate was lowered on September 18, 2019 to 1.75% to 2.00%; and third, the rate was lowered on October 30, 2019 to 1.50% to 1.75%. The Federal Reserve lowered the target rate two times in 2020. First, the target rate was lowered to 1.00% to 1.25% on March 3, 2020; second, the rate was lowered to 0.00% to 0.25% on March 15, 2020. The target rate is currently at 0.00% to 0.25% as of December 31, 2020, which has decreased from the target rate of 1.50% to 1.75% as of December 31, 2019.

Table 19 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2020, 2019, and 2018.

Table 19: Average Deposit Balances and Rates

	Years Ended December 31,
	2020		2019		2018
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$2,998,560	—%	$2,489,254	—%	$2,464,024	—%
Interest-bearing transaction accounts	6,978,839	0.50	6,042,974	1.25	5,767,788	0.99
Savings deposits	707,782	0.13	631,519	0.26	650,398	0.20
Time deposits:
$100,000 or more	1,346,063	1.70	1,513,510	2.07	1,158,403	1.53
Other time deposits	410,075	1.02	458,530	1.22	487,583	0.75
Total	$12,441,319	0.51%	$11,135,787	1.02%	$10,528,196	0.76%

Table 20 presents our maturities of large denomination time deposits as of December 31, 2020 and 2019.

Table 20: Maturities of Large Denomination Time Deposits ($100,000 or more)

	As of December 31,
	2020		2019
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Maturing
Three months or less	$200,163	23.2%	$297,428	19.3%
Over three months to six months	106,741	12.4	241,443	15.7
Over six months to 12 months	195,581	22.6	598,851	38.8
Over 12 months	361,794	41.8	403,983	26.2
Total	$864,279	100.0%	$1,541,705	100.0%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced.  Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased 25.2 million, or 17.5%, from $143.7 million as of December 31, 2019 to $168.9 million as of December 31, 2020.

FHLB and Other Borrowed Funds

Our FHLB borrowed funds were $400.0 million and $621.4 million at December 31, 2020 and 2019, respectively. The Company had no other borrowed funds as of December 31, 2020 or December 31, 2019.  At December 31, 2020, all of the outstanding balances were classified as long-term advances.  At December 31, 2019, $75.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively.  Our remaining FHLB borrowing capacity was $3.32 billion and $2.79 billion as of December 31, 2020 and 2019, respectively.  As of December 31, 2020, the entire balance of our FHLB borrowings mature after 2025.

Subordinated Debentures

Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $370.3 million and $369.6 million as of December 31, 2020 and 2019, respectively.

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

Stockholders’ Equity

Stockholders’ equity was $2.61 billion at December 31, 2020 compared to $2.51 billion at December 31, 2019.  The increase in stockholders’ equity is primarily associated with the $214.4 million in net income and the $27.9 million increase in accumulated other comprehensive income which were partially offset by the $44.0 million impact of the adoption of ASC 326, $87.7 million of shareholder dividends paid and the repurchase of $25.7 million of our common stock during 2020.  The improvement in stockholders’ equity was 3.8% for the year ended December 31, 2020 compared to December 31, 2019.  As of December 31, 2020 and 2019, our equity to asset ratio was 15.9% and 16.7%, respectively.  Book value per common share was $15.78 at December 31, 2020 compared to $15.10 at December 31, 2019.

Common Stock Cash Dividends.  We declared cash dividends on our common stock of $0.53, $0.51 and $0.46 per share for the years ended December 31, 2020, 2019 and 2018, respectively.  The common stock dividend payout ratio for the year ended December 31, 2020, 2019 and 2018 was 40.88%, 29.57% and 26.59% respectively.

Stock Repurchase Program.  On January 18, 2019, our Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of our common stock under our previously approved stock repurchase program, which brought the remaining balance of authorized shares to repurchase to 19,752,000 shares.  During 2020, we utilized a portion of this stock repurchase program and repurchased a total of 1,533,560 shares with a weighted-average stock price of $16.72 per share.  Shares repurchased through December 31, 2020 under the program total 15,908,335 shares.  The remaining balance available for repurchase was 3,843,665 shares at December 31, 2020. On January 22, 2021, the Board of Directors of the Company authorized the repurchase of up to an additional 20,000,000 shares of the Company’s common stock under this repurchase program.

Liquidity and Capital Adequacy Requirements

Parent Company Liquidity. The primary sources for payment of our operating expenses, and dividends are current cash on hand ($152.7 million as of December 31, 2020), dividends received from our bank subsidiary and a $20.0 million unfunded line of credit with another financial institution.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2020 and 2019, we met all regulatory capital adequacy requirements to which we were subject.

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

Table 21 presents our risk-based capital ratios as of December 31, 2020 and 2019.

Table 21: Risk-Based Capital

	As of December 31, 2020	As of December 31, 2019
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$2,605,758	$2,511,531
ASC 326 transitional period adjustment	57,333	—
Goodwill and core deposit intangibles, net	(1,003,288)	(994,554)
Unrealized (gain) loss on available-for-sale securities	(44,120)	(16,221)
Total common equity Tier 1 capital	1,615,683	1,500,756
Qualifying trust preferred securities	71,127	70,984
Total Tier 1 capital	1,686,810	1,571,740
Tier 2 capital
Allowance for credit losses	245,473	102,122
ASC 326 transitional period adjustment	(57,333)	—
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(36,911)	—
Qualifying allowance for credit losses	151,229	102,122
Qualifying subordinated notes	299,199	298,573
Total Tier 2 capital	450,428	400,695
Total risk-based capital	$2,137,238	$1,972,435
Average total assets for leverage ratio	$15,547,111	$13,949,814
Risk weighted assets	$12,039,156	$12,066,643
Ratios at end of period
Common equity Tier 1 capital	13.42%	12.44%
Leverage ratio	10.85	11.27
Tier 1 risk-based capital	14.01	13.03
Total risk-based capital	17.75	16.35
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

Table 22 presents actual capital amounts and ratios as of December 31, 2020 and 2019, for our bank subsidiary and us.

Table 22: Capital and Ratios

	Actual		Minimum Capital Requirement – Basel III		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2020
Common equity Tier 1 capital ratios:
Home BancShares	$1,615,683	13.42%	$842,741	7.000%	$	N/A	N/A	%
Centennial Bank	1,804,392	15.04	839,810	7.000		779,824	6.50
Leverage ratios:
Home BancShares	$1,686,810	10.85%	$621,884	4.000%	$	N/A	N/A	%
Centennial Bank	1,804,392	11.61	621,668	4.000		777,085	5.00
Tier 1 capital ratios:
Home BancShares	$1,686,810	14.01%	$1,023,328	8.500%	$	N/A	N/A	%
Centennial Bank	1,804,392	15.04	1,019,769	8.500		959,783	8.00
Total risk-based capital ratios:
Home BancShares	$2,137,238	17.75%	$1,264,111	10.500%	$	N/A	N/A	%
Centennial Bank	1,955,299	16.30	1,259,548	10.500		1,199,570	10.00
As of December 31, 2019
Common equity Tier 1 capital ratios:
Home BancShares	$1,500,756	12.44%	$844,665	7.000%	$	N/A	N/A	%
Centennial Bank	1,744,543	14.47	843,863	7.000		783,587	6.50
Leverage ratios:
Home BancShares	$1,571,740	11.27%	$557,993	4.000%	$	N/A	N/A	%
Centennial Bank	1,744,543	12.51	557,977	4.000		697,471	5.00
Tier 1 capital ratios:
Home BancShares	$1,571,740	13.03%	$1,025,665	8.500%	$	N/A	N/A	%
Centennial Bank	1,744,543	14.47	1,024,691	8.500		964,415	8.00
Total risk-based capital ratios:
Home BancShares	$1,972,435	16.35%	$1,266,998	10.500%	$	N/A	N/A	%
Centennial Bank	1,846,665	15.32	1,265,797	10.500		1,205,521	10.00

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Company had total outstanding letters of credit amounting to $56.1 million and $58.9 million at December 31, 2020 and 2019, respectively, with the majority of maturities ranging from currently due to four years.

Table 23 presents the anticipated funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2020.

Table 23: Funding Requirements of Financial Commitments

	Payments Due by Period
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
	(In thousands)
Operating lease obligations	$8,235	$12,200	$10,080	$27,453	57,968
FHLB advances & other borrowings by contractual maturity	—	—	—	400,000	400,000
Subordinated debentures	—	—	—	370,326	370,326
Loan commitments	1,478,638	825,107	189,853	329,864	2,823,462
Letters of credit	55,566	464	—	37	56,067

Non-GAAP Financial Measurements

Our accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, this report contains financial information determined by methods other than in accordance with GAAP, including earnings, as adjusted; diluted earnings per common share, as adjusted; tangible book value per share; return on average assets, excluding intangible amortization; return on average assets, as adjusted; return on average common equity, as adjusted; return on average tangible equity excluding intangible amortization; return on average tangible equity, as adjusted; tangible equity to tangible assets; and efficiency ratio, as adjusted.

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

The tables below present non-GAAP reconciliations of earnings, as adjusted, and diluted earnings per share, as adjusted as well as the non-GAAP computations of tangible book value per share; return on average assets, excluding intangible amortization; return on average assets, as adjusted; return on average common equity, as adjusted; return on average tangible equity excluding intangible amortization; return on average tangible equity, as adjusted; tangible equity to tangible assets; and efficiency ratio, as adjusted. The items used in these calculations are included in financial results presented in accordance with GAAP.

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

In Table 24 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 24: Earnings, As Adjusted

	2020	2019	2018
	(In thousands, except per share data)
GAAP net income available to common shareholders (A)	$214,448	$289,539	$300,403
Adjustments:
Fair value adjustment for marketable securities	1,978	—	(499)
FDIC Small Bank Assessment Credit	—	(2,291)	—
Provision for credit losses (1)	112,264	1,325	4,322
Branch write-off expense	981	—	—
Unfunded commitment expense (2)	16,989	—	—
Special dividend from equity investment	(10,185)	(2,995)	—
Merger expenses	711	—	6,013
Hurricane expenses	—	897	470
Outsourced special project expense	1,092	1,531	—
Total adjustments	123,830	(1,533)	10,306
Tax-effect of adjustments (3)	32,363	(396)	2,693
Adjustments after-tax	91,467	(1,137)	7,613
BOLI redemption tax	—	3,667	—
Total adjustments after tax (B)	91,467	2,530	7,613
Earnings, as adjusted (C)	$305,915	$292,069	$308,016
Average diluted shares outstanding (D)	165,373	167,804	174,124
GAAP diluted earnings per share: A/D	$1.30	$1.73	$1.73
Adjustments after-tax: B/D	0.55	0.01	0.04
Diluted earnings per common share excluding adjustments: C/D	$1.85	$1.74	$1.77

(1)

The provision for credit losses for the year ended December 31, 2020 consists of the following components: provision for credit loss – investment securities: $842,000; provision for credit loss – acquired loans: $9.3 million; COVID-19 provision for credit loss - loans: $102.1 million.

(2)

The total amount of the unfunded commitment expense was due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from January 1, 2020 to December 31, 2020, due to COVID-19, as the Company’s provisioning model is significantly tied to projected unemployment rates.

(3)	Blended statutory tax rate of 26.135% for 2020, 25.819% for 2019 and 26.135% for 2018.

We had $1.00 billion, $995.0 million and $1.00 billion total goodwill, core deposit intangibles and other intangible assets as of December 31, 2020, 2019 and 2018, respectively.  Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share; return on average assets, excluding intangible amortization; return on average assets, as adjusted; return on average common equity, as adjusted; return on average tangible equity excluding intangible amortization; return on average tangible equity, as adjusted; tangible equity to tangible assets; and efficiency ratio, as adjusted are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per common share, book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 25 through 28, respectively.

Table 25: Tangible Book Value Per Share

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Book value per share: A/B	$15.78	$15.10	$13.76
Tangible book value per share: (A-C-D)/B	9.70	9.12	7.90
(A) Total equity	$2,605,758	$2,511,531	$2,349,886
(B) Shares outstanding	165,095	166,373	170,720
(C) Goodwill	973,025	958,408	958,408
(D) Core deposit and other intangibles	30,728	36,572	42,896

Table 26: Return on Average Assets Excluding Intangible Amortization

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Return on average assets: A/D	1.33%	1.93%	2.06%
Return on average assets excluding intangible amortization: (A+B)/(D-E)	1.45	2.10	2.25
Return on average assets excluding fair value adjustment for marketable securities, FDIC Small Bank Assessment Credit, provision for credit losses, branch write-off expense, unfunded commitment expense, special dividend from equity investment, merger expenses, hurricane expense, outsourced special project expense and BOLI redemption tax: (ROA, as adjusted) (A+C)/D	1.90	1.94	2.11
(A) Net income	$214,448	$289,539	$300,403
(B) Intangible amortization after-tax	4,317	4,691	4,767
(C) Adjustments after-tax	91,467	2,530	7,613
(D) Average assets	16,137,294	15,028,500	14,567,213
(E) Average goodwill, core deposits and other intangible assets	1,004,157	998,090	989,033

Table 27: Return on Average Tangible Equity Excluding Intangible Amortization

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Return on average equity: A/D	8.57%	12.01%	13.17%
Return on average common equity excluding fair value adjustment for marketable securities, FDIC Small Bank Assessment Credit, provision for credit losses, branch write-off expense, unfunded commitment expense, special dividend from equity investment, merger expenses, hurricane expense, outsourced special project expense and BOLI redemption tax: (ROE, as adjusted) (A+C)/D	12.22	12.11	13.50
Return on average tangible equity excluding intangible amortization: B/(D-E)	14.59	20.83	23.62
Return on average tangible common equity excluding fair value adjustment for marketable securities, FDIC Small Bank Assessment Credit, provision for credit losses, branch write-off expense, unfunded commitment expense, special dividend from equity investment, merger expenses, hurricane expense, outsourced special project expense and BOLI redemption tax: (ROTCE, as adjusted) (A+C)/(D-E)	20.41	20.67	23.84
(A) Net income	$214,448	$289,539	$300,403
(B) Earnings excluding intangible amortization	218,765	294,230	305,170
(C) Adjustments after-tax	91,467	2,530	7,613
(D) Average equity	2,503,200	2,410,853	2,281,055
(E) Average goodwill, core deposits and other intangible assets	1,004,157	998,090	989,033

Table 28: Tangible Equity to Tangible Assets

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Equity to assets: B/A	15.89%	16.71%	15.36%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	10.41	10.80	9.43
(A) Total assets	$16,398,804	$15,032,047	$15,302,438
(B) Total equity	2,605,758	2,511,531	2,349,886
(C) Goodwill	973,025	958,408	958,408
(D) Core deposit and other intangibles	30,728	36,572	42,896

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

Table 29: Efficiency Ratio, As Adjusted

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net interest income (A)	$582,555	$563,217	$561,013
Non-interest income (B)	111,786	99,516	102,832
Non-interest expense (C)	304,374	275,787	264,003
FTE Adjustment (D)	6,015	5,255	5,513
Amortization of intangibles (E)	5,844	6,324	6,455
Adjustments:
Non-interest income:
Fair value adjustment for marketable securities	$(1,978)	$—	$(499)
Special dividend from equity investment	10,185	2,995	—
Gain (loss) on OREO, net	1,132	757	2,401
Gain (loss) on branches, equipment and other assets, net	326	(3)	(120)
Gain (loss) on securities, net	—	(2)	—
Total non-interest income adjustments (F)	$9,665	$3,747	$1,782
Non-interest expense:
Branch write-off expense	$981	$—	$—
Unfunded commitments expense	16,989	—	—
FDIC Small Bank Assessment Credit	—	(2,291)	—
Merger expenses	711	—	6,013
Hurricane damage expense	—	897	470
Outsourced special project expense	1,092	1,531	—
Total non-core non-interest expense (G)	$19,773	$137	$6,483
Efficiency ratio (reported): ((C-E)/(A+B+D))	42.63%	40.34%	38.48%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/ (A+B+D-F))	40.36	40.55	37.61

Table 30 presents selected unaudited quarterly financial information for 2020 and 2019.

Table 30: Quarterly Results

	2020 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$172,175	$171,598	$166,633	$165,556	$675,962
Total interest expense	32,450	22,931	20,495	17,531	93,407
Net interest income	139,725	148,667	146,138	148,025	582,555
Provision for credit losses	86,823	11,441	14,000	—	112,264
Net interest income after provision for credit losses	52,902	137,226	132,138	148,025	470,291
Total non-interest income	22,927	25,023	29,951	33,885	111,786
Total non-interest expense	78,249	80,172	71,712	74,241	304,374
Income before income taxes	(2,420)	82,077	90,377	107,669	277,703
Income tax expense	(2,927)	19,250	21,057	25,875	63,255
Net income	$507	$62,827	$69,320	$81,794	$214,448
Per share data:
Basic earnings per common share	$—	$0.38	$0.42	$0.50	$1.30
Diluted earnings per common share	—	0.38	0.42	0.50	1.30

	2019 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$179,487	$181,287	$182,082	$175,132	$717,988
Total interest expense	40,017	40,300	39,105	35,349	154,771
Net interest income	139,470	140,987	142,977	139,783	563,217
Provision for credit losses	—	1,325	—	—	1,325
Net interest income after provision for credit losses	139,470	139,662	142,977	139,783	561,892
Total non-interest income	23,672	23,066	24,749	28,029	99,516
Total non-interest expense	69,057	67,624	67,764	71,342	275,787
Income before income taxes	94,085	95,104	99,962	96,470	385,621
Income tax expense	22,735	22,940	27,199	23,208	96,082
Net income	$71,350	$72,164	$72,763	$73,262	$289,539
Per share data:
Basic earnings per common share	$0.42	$0.43	$0.44	$0.44	$1.73
Diluted earnings per common share	0.42	0.43	0.44	0.44	1.73

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

Due to the COVID-19 pandemic, the Company made a strategic decision to increase our liquidity position for the year ended December 31, 2020.  Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, unpledged available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs.  As of December 31, 2020, our cash and cash equivalents were $1.26 billion, or 7.7% of total assets, compared to $490.6 million, or 3.3% of total assets, as of December 31, 2019.  Our unpledged available-for-sale investment securities and federal funds sold were $1.39 billion and $1.21 billion as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, our investment portfolio was comprised of approximately 59.1% or $1.46 billion of securities which mature or are expected to paydown within five years.  As of December 31, 2020 and 2019, $1.08 billion and $865.4 million, respectively, of securities were pledged to secure public deposits, as collateral for repurchase agreements and for other purposes required or permitted by law.  The Company defines the liquidity ratio as the sum of cash, unpledged securities and federal funds sold divided by total liabilities. The Company’s liquidity ratio was 19.22% as of December 31, 2020 compared to 13.65% as of December 31, 2019.  Management believes our current liquidity position is adequate to meet foreseeable liquidity requirements.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of December 31, 2020, our total deposits were $12.73 billion, or 77.6% of total assets, compared to $11.28 billion, or 75.0% of total assets, as of December 31, 2019. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

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

As of December 31, 2020 and 2019, we could have borrowed up to $441.8 million and $325.6 million, respectively, on a secured basis from the Federal Reserve, up to $30.0 million from First National Bankers’ Bank on an unsecured basis, up to $20.0 million from First National Bankers’ Bank on a secured basis and up to $45.0 million in the aggregate from other financial institutions on an unsecured basis.  The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis.  FHLB borrowed funds were $400.0 million and $621.4 million at December 31, 2020 and 2019, respectively. The Company had no other borrowed funds as of December 31, 2020 or 2019. At December 31, 2020, the entire outstanding balance was classified as long-term advances.  At December 31, 2019, $75.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively.  Our FHLB borrowing capacity was $3.32 billion and $2.79 billion as of December 31, 2020 and 2019, respectively.

We also have the ability to borrow funds under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (the “PPPLF”) which was established to facilitate lending by financial institutions to small businesses under the PPP by providing term financing to participating financial institutions. Under the PPPLF, the Federal Reserve will lend to eligible and participating financial institutions on a non-recourse basis up to the aggregate principal balance of the PPP loans originated or purchased by the financial institution, with the PPP loans serving as collateral for the PPPLF borrowing.  As of December 31, 2020, we could have borrowed up to $691.7 million from the Federal Reserve under the PPPLF.  Borrowings under the PPPLF mature upon the maturity of each underlying PPP loan and will be accelerated in the event the underlying PPP loan goes into default or the eligible borrower sells the PPP loan to the SBA to realize on the SBA guarantee, and to the extent the eligible borrower receives any loan forgiveness reimbursement from the SBA.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2020, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 31 presents our sensitivity to net interest income as of December 31, 2020.

Table 31: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	14.92%
Up 100 basis points	7.71
Down 100 basis points	(3.11)
Down 200 basis points	(6.37)

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of December 31, 2020, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 16.3%.  During the COVID-19 pandemic, the Company has participated in the PPP loan program under the CARES Act. The Company had $691.7 million of PPP loans as of December 31, 2020. In addition, total deposits have increased by $1.45 billion, $900.0 million of which were demand and non-interest-bearing deposits, for the year ended December 31, 2020. This has left the Company with close to $1.00 billion at the Federal Reserve as of December 31, 2020. For the Company’s gap analysis, the PPP loans fell into the 0-12 months and 1-2 year time periods due to maturities and prepayment factors applied to PPP loans. The outflow of PPP funds from the Bank has been slow and, in some cases, has been offset by inflows of other non-interest-bearing deposits. This, along with the rise in demand and non-interest-bearing deposits and the resulting increase in cash on hand, has caused an uneven shift in the sensitivity of the repricing gap between short-term assets and liabilities. Although PPP loans have maturities of two years, a large percentage of these loans are anticipated to receive SBA forgiveness and be repaid in advance of stated maturities. The Company feels that funding these loans was both beneficial and necessary for our customers in light of the current economic environment and believes the one-year repricing gap increase is temporary in nature. The Company believes the repricing gap would have been more in line with historical experiences had it not been for the funding of the PPP loans, and the excess liquidity that we have with the Federal Reserve.

During this period, the amount of change our asset base realizes in relation to the total change in market interest rates is higher than that of the liability base.  As a result, our net interest income will have a negative effect in an environment of decreasing rates.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their expected prepayment or call date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 32 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of December 31, 2020.

Table 32: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$1,021,615	$—	$—	$—	$—	$—	$—	$1,021,615
Federal funds sold	—	—	—	—	—	—	—	—
Investment securities	355,544	87,034	111,933	188,047	313,327	602,070	815,826	2,473,781
Loans receivable	3,355,949	788,519	1,001,367	1,894,857	1,997,180	1,861,373	321,476	11,220,721
Total earning assets	4,733,108	875,553	1,113,300	2,082,904	2,310,507	2,463,443	1,137,302	14,716,117
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$1,734,020	$620,763	$931,145	$1,862,290	$961,755	$790,628	$1,311,639	$8,212,240
Time deposits	196,660	163,337	251,560	410,796	172,219	51,931	294	1,246,797
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	168,931	—	—	—	—	—	—	168,931
FHLB borrowed funds	—	—	—	—	—	—	400,000	400,000
Subordinated debentures	71,127	—	—	—	299,199	—	—	370,326
Total interest-bearing liabilities	2,170,738	784,100	1,182,705	2,273,086	1,433,173	842,559	1,711,933	10,398,294
Interest rate sensitivity gap	$2,562,370	$91,453	$(69,405)	$(190,182)	$877,334	$1,620,884	$(574,631)	$4,317,823
Cumulative interest rate sensitivity gap	$2,562,370	$2,653,823	$2,584,418	$2,394,236	$3,271,570	$4,892,454	$4,317,823
Cumulative rate sensitive assets to rate sensitive liabilities	218.0%	189.8%	162.5%	137.3%	141.7%	156.3%	141.5%
Cumulative gap as a % of total earning assets	17.4%	18.0%	17.6%	16.3%	22.2%	33.2%	29.3%

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 is effective based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee

Home BancShares, Inc.

Conway, Arkansas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company has changed its method of accounting for the allowance for credit losses in 2020 due to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  As explained below, auditing the Company’s allowance for loan credit losses and unfunded commitments was a critical audit matter.

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

Allowance for Credit Losses

Critical Audit Matter Description

As discussed in Notes 1 and 5, the Company adopted Topic 326 effective January 1, 2020.  The Company uses the discounted cash flow (DCF) method to estimate expected losses for all of the Company’s loan pools that exhibit similar risk characteristics.  For each of these loan pools, the Company generates cash flow projections at the instrument level adjusting payment expectations for estimated prepayment speed, curtailments, time to recovery, probability of default and loss given default.  The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers when modeling lifetime probability of default and loss given default.  The Company’s analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.  Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan pools.  Loans that do not share risk characteristics are evaluated on an individual basis.  For loans individually evaluated, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The Company applies expected funding percentages to the respective model loss rates to estimate the allowance related to unfunded commitments.

Auditing management’s estimate of the allowances for loan credit losses (ACL) and unfunded commitments involved a high degree of subjectivity due to the complexities of the probability of default and loss given default models and the nature  of the qualitative factor adjustments.  Management’s qualitative factor adjustments are highly judgmental and had a significant effect on the ACL.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the ACL and allowance for unfunded commitments included the following procedures, among others:

•	Obtained an understanding of the Company’s process for establishing the ACL, including the implementation of models and assumptions and the qualitative factor adjustments of the ACL
•

Obtained an understanding, evaluated the design and tested the operating effectiveness of controls, including information technology, over the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:

o	Loan data completeness and accuracy
o	Grouping of loans by segment
o	Model inputs utilized
o	Approval of model assumptions selected
o	Establishment of qualitative factors
•	Tested the mathematical accuracy of the calculation of the ACL
•	Tested individual loan files to evaluate the reasonableness of loan credit risk ratings
•	Tested the completeness and accuracy of inputs utilized in the calculation of the ACL
•	Evaluated the reasonableness of selected loss drivers utilized and loss driver forecasts for each loan segment
•	Tested the reasonableness of specific reserves on individually evaluated loans
•	Tested estimated funding rate of unfunded loan commitments
•	Evaluated the qualitative adjustments, including assessing the reasonableness and basis for adjustments

/s/ BKD, LLP

We have served as the Company’s auditor since 2005.

Little Rock, Arkansas

February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee

Home BancShares, Inc.

Conway, Arkansas

Opinion on the Internal Control Over Financial Reporting

We have audited Home BancShares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated February 26, 2021, expressed an unqualified opinion thereon.

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

/s/ BKD, LLP

Little Rock, Arkansas

February 26, 2021

Home BancShares, Inc.

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2020	2019
Assets
Cash and due from banks	$242,173	$168,914
Interest-bearing deposits with other banks	1,021,615	321,687
Cash and cash equivalents	1,263,788	490,601
Investment securities – available-for-sale	2,473,781	2,083,838
Loans receivable	11,220,721	10,869,710
Allowance for credit losses	(245,473)	(102,122)
Loans receivable, net	10,975,248	10,767,588
Bank premises and equipment, net	278,614	280,103
Foreclosed assets held for sale	4,420	9,143
Cash value of life insurance	103,519	102,562
Accrued interest receivable	60,528	45,086
Deferred tax asset, net	70,249	44,301
Goodwill	973,025	958,408
Core deposit and other intangibles	30,728	36,572
Other assets	164,904	213,845
Total assets	$16,398,804	$15,032,047
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$3,266,753	$2,367,091
Savings and interest-bearing transaction accounts	8,212,240	6,933,964
Time deposits	1,246,797	1,977,328
Total deposits	12,725,790	11,278,383
Federal funds purchased	—	5,000
Securities sold under agreements to repurchase	168,931	143,727
FHLB and other borrowed funds	400,000	621,439
Accrued interest payable and other liabilities	127,999	102,410
Subordinated debentures	370,326	369,557
Total liabilities	13,793,046	12,520,516
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2020 and 2019; shares issued and outstanding 165,095,252 in 2020 and 166,373,346 in 2019	1,651	1,664
Capital surplus	1,520,617	1,537,091
Retained earnings	1,039,370	956,555
Accumulated other comprehensive income	44,120	16,221
Total stockholders’ equity	2,605,758	2,511,531
Total liabilities and stockholders’ equity	$16,398,804	$15,032,047

See accompanying notes.
99

Home BancShares, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Interest income:
Loans	$625,338	$658,345	$630,596
Investment securities
Taxable	32,596	41,406	36,833
Tax-exempt	16,158	13,015	13,257
Deposits – other banks	1,849	5,188	4,649
Federal funds sold	21	34	33
Total interest income	675,962	717,988	685,368
Interest expense:
Interest on deposits	63,110	114,104	79,589
Federal funds purchased	13	54	1
FHLB and other borrowed funds	9,506	17,209	22,354
Securities sold under agreements to repurchase	1,167	2,544	1,822
Subordinated debentures	19,611	20,860	20,589
Total interest expense	93,407	154,771	124,355
Net interest income	582,555	563,217	561,013
Provision for credit loss - loans	102,113	1,325	4,322
Provision for credit loss - acquired loans	9,309	—	—
Provision for credit loss - investment securities	842	—	—
Total credit loss expense	112,264	1,325	4,322
Net interest income after provision for credit losses	470,291	561,892	556,691
Non-interest income:
Service charges on deposit accounts	21,381	25,930	26,851
Other service charges and fees	30,686	34,086	36,591
Trust fees	1,633	1,566	1,552
Mortgage lending income	29,065	14,303	12,379
Insurance commissions	1,848	2,278	2,110
Increase in cash value of life insurance	2,200	2,752	2,856
Dividends from FHLB, FRB, First National Bankers' Bank & other	12,472	7,707	5,757
Gain on sale of SBA loans	645	1,573	566
Gain (loss) on sale of branches, equipment and other assets, net	326	(3)	(120)
Gain on OREO, net	1,132	757	2,401
Loss on securities, net	—	(2)	—
Fair value adjustment for marketable securities	(1,978)	—	499
Other income	12,376	8,569	11,390
Total non-interest income	111,786	99,516	102,832
Non-interest expense:
Salaries and employee benefits	163,950	154,177	143,545
Occupancy and equipment	38,412	35,452	33,960
Data processing expense	19,032	16,161	14,428
Other operating expenses	82,980	69,997	72,070
Total non-interest expense	304,374	275,787	264,003
Income before income taxes	277,703	385,621	395,520
Income tax expense	63,255	96,082	95,117
Net income	$214,448	$289,539	$300,403
Basic earnings per common share	$1.30	$1.73	$1.73
Diluted earnings per common share	$1.30	$1.73	$1.73

See accompanying notes.
100

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net income available to all stockholders	$214,448	$289,539	$300,403
Net unrealized gain (loss) on available-for-sale securities	37,771	41,262	(12,983)
Other comprehensive income (loss), before tax effect	37,771	41,262	(12,983)
Tax effect on other comprehensive (loss) income	(9,872)	(10,767)	3,579
Other comprehensive income (loss)	27,899	30,495	(9,404)
Comprehensive income	$242,347	$320,034	$290,999

See accompanying notes.
101

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2020, 2019 and 2018

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2018	$1,736	$1,675,318	$530,658	$(3,421)	$2,204,291
Comprehensive income:
Net income	—	—	300,403	—	300,403
Other comprehensive loss	—	—	—	(9,404)	(9,404)
Net issuance of 201,371 shares of common stock from exercise of stock options	2	1,452	—	—	1,454
Issuance of 1,250,000 shares of common stock from acquisition of Shore Premier Finance	13	28,188	—	—	28,201
Impact of adoption of new accounting standards(1)	—	—	990	(990)	—
Repurchase of 5,307,689 shares of common stock	(53)	(104,223)	—	—	(104,276)
Share-based compensation net issuance of 961,125 shares of restricted common stock	9	9,075	—	—	9,084
Cash dividends – Common Stock, $0.46 per share	—	—	(79,867)	—	(79,867)
Balances at December 31, 2018	1,707	1,609,810	752,184	(13,815)	2,349,886
Comprehensive income:
Net income	—	—	289,539	—	289,539
Other comprehensive income	—	—	—	30,495	30,495
Net issuance of 93,372 shares of common stock from exercise of stock options	1	1,406	—	—	1,407
Impact of adoption of new accounting standards(2)	—	—	459	(459)	—
Repurchase of 4,542,222 shares of common stock	(45)	(84,843)	—	—	(84,888)
Share-based compensation net issuance of 102,124 shares of restricted common stock	1	10,718	—	—	10,719
Cash dividends – Common Stock, $0.51 per share	—	—	(85,627)	—	(85,627)
Balances at December 31, 2019	1,664	1,537,091	956,555	16,221	2,511,531
Cumulative change in accounting principle (adoption of ASC 326)	—	—	(43,956)	—	(43,956)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	1,664	1,537,091	912,599	16,221	2,467,575
Comprehensive income:
Net income	—	—	214,448	—	214,448
Other comprehensive income	—	—	—	27,899	27,899
Net issuance of 67,577 shares of common stock from exercise of stock options	—	595	—	—	595
Repurchase of 1,533,560 shares of common stock	(15)	(25,675)	—	—	(25,690)
Share-based compensation net issuance of 187,889 shares of restricted common stock	2	8,606	—	—	8,608
Cash dividends – Common Stock, $0.53 per share	—	—	(87,677)	—	(87,677)
Balances at December 31, 2020	$1,651	$1,520,617	$1,039,370	$44,120	$2,605,758

(1)	Represents the impact of adopting Accounting Standard Update (“ASU”) 2016-01. See Note 1 to the consolidated financial statements for more information.
(2)

See accompanying notes.
102

Represents the impact of adopting Accounting Standard Update (“ASU”) 2018-02. See Note 1 to the consolidated financial statements for more information.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2020	2019	2018
Operating Activities
Net income	$214,448	$289,539	$300,403
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	20,082	19,427	19,205
Decrease (increase) in value of equity securities	1,978	—	(499)
Amortization of securities, net	20,607	15,943	14,205
Accretion of purchased loans	(27,376)	(35,890)	(41,455)
Share-based compensation	8,608	10,719	9,084
Gain on assets	(2,103)	(1,942)	(3,302)
Provision for credit losses	112,264	1,325	4,322
Deferred income tax effect	(19,751)	28,974	3,289
Increase in cash value of life insurance	(2,200)	(2,752)	(2,856)
Originations of mortgage loans held for sale	(863,383)	(469,451)	(347,410)
Proceeds from sales of mortgage loans held for sale	831,604	424,540	327,488
Changes in assets and liabilities:
Accrued interest receivable	(15,212)	3,859	(2,413)
Other assets	(13,427)	(27,087)	(237)
Accrued interest payable and other liabilities	25,589	(9,789)	24,078
Net cash provided by operating activities	291,728	247,415	303,902
Investing Activities
Net increase in federal funds sold	—	325	23,784
Net (increase) decrease in loans, excluding loans acquired	92,650	245,366	(329,001)
Purchases of investment securities – available-for-sale	(1,147,897)	(609,510)	(500,713)
Proceeds from maturities of investment securities – available-for-sale	774,276	528,159	348,032
Proceeds from sale of investment securities – available-for-sale	—	1,472	—
(Purchases) sales of equity securities	(15,015)	—	3,768
Proceeds from maturities of investment securities – held-to-maturity	—	—	31,360
Redemptions (purchases) of other investments	13,355	34,709	(1,683)
Proceeds from foreclosed assets held for sale	8,494	14,190	19,249
Proceeds from sale of SBA loans	7,696	21,843	9,443
Purchases of premises and equipment, net	(11,547)	(14,898)	(7,950)
Return of investment on cash value of life insurance	47,258	—	1,544
Net cash proceeds paid – market acquisitions	(421,211)	—	(377,411)
Net cash (used in) provided by investing activities	(651,941)	221,656	(779,578)
Financing Activities
Net increase in deposits, excluding deposits acquired	1,447,407	378,605	511,276
Net increase (decrease) in securities sold under agreements to repurchase	25,204	48	(4,110)
Net (decrease) increase in federal funds purchased	(5,000)	5,000	—
Net (decrease) increase in FHLB and other borrowed funds	(221,439)	(850,954)	173,205
Proceeds from exercise of stock options	595	1,407	1,454
Repurchase of common stock	(25,690)	(84,888)	(104,276)
Dividends paid on common stock	(87,677)	(85,627)	(79,867)
Net cash provided by (used in) financing activities	1,133,400	(636,409)	497,682
Net change in cash and cash equivalents	773,187	(167,338)	22,006
Cash and cash equivalents – beginning of year	490,601	657,939	635,933
Cash and cash equivalents – end of year	$1,263,788	$490,601	$657,939

See accompanying notes.
103

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

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30.  In 2019, the Company reevaluated its loan pools of purchased loans with deteriorated credit quality. These loans pools related specifically to acquired loans from the Heritage, Liberty, Landmark, Bay Cities, Bank of Commerce, Premier Bank, Stonegate and Shore Premier Finance acquisitions. At acquisition, a portion of these loans was recorded as purchased credit impaired loans on a pool by pool basis. Through the reevaluation of these loan pools, management determined that estimated losses for purchase credit impaired loans should be processed against the credit mark of the applicable pools.  The remaining non-accretable mark was then moved to accretable mark to be recognized over the remaining weighted average life of the loan pools.  The projected losses for these loans were less than the total credit mark.  As such, the remaining $107.6 million of loans in these pools along with the $29.3 million in accretable yield was deemed to be immaterial and was reclassified out of the purchased credit impaired loans category.  As of December 31, 2019, the Company no longer held any purchased loans with deteriorated credit quality. Therefore, the Company did not have any PCI loans upon adoption of ASC 326 as of January 1, 2020.

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As of December 31, 2019, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available-for-sale securities was not material. However, the Company evaluated the investment portfolio during 2020 and determined that an $842,000 provision for credit losses was necessary as of December 31, 2020 as a result of the Coronavirus (“COVID-19”) pandemic. See Note 3 for further discussion.

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

The Company adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019 and recorded a ROU asset of $47.1 million and lease liability of $49.0 million. No cumulative adjustment to the opening balance of retained earnings was considered necessary due to the nature of the Company’s leases. As part of the standard adoption, the Company elected the package of practical expedients whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. In accordance with ASU 2018-11 Leases (Topic 842) Targeted Improvements, the Company also elected the practical expedient whereby we elected to not separate nonlease components from the associated lease component of our operating leases. As a result, we account for these components as a single component under Topic 842 since (i) the timing and pattern of the transfer of the nonlease components and the associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company has also elected to not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance).

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”) and interest-bearing deposits with other banks. For many years, reserve requirements played a central role in the implementation of monetary policy by creating a stable demand for reserves. In January 2019, the Federal Open Market Committee announced its intention to implement monetary policy in an ample reserves regime. Reserve requirements do not play a significant role in this operating framework. In light of the shift to an ample reserves regime, the FRB reduced the reserve requirement ratios to zero percent effective on March 26, 2020. As a result, the Bank is no longer required to maintain required reserve balance with either the FRB or in the form of cash on hand.

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

Debt securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income (loss), net of taxes. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Prior to the adoption of ASU 2016-13, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that were deemed to be other than temporary were reflected in earnings as realized losses. In estimating other-than-temporary impairment losses prior to January 1, 2020, management considered, among other things, (i) the length of time and the extent to which the fair value had been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Loans Receivable and Allowance for Credit Losses

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

The allowance for credit losses is measured based on call report segment as these types of loan exhibit similar risk characteristics. The identified loan segments are as follows:

•	1-4 family construction
•	All other construction
•	1-4 family revolving home equity lines of credit (“HELOC”) & junior liens
•	1-4 family senior liens
•	Multifamily
•	Owner occupied commercial real estate
•	Non-owner occupied commercial real estate
•	Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•	Consumer auto
•	Other consumer
•	Other consumer - SPF

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

Prior to the adoption of ASU 2016-13, the allowance for credit losses on loans was a contra-asset valuation account established through a provision for loan losses charged to expense, which represented management’s best estimate of inherent losses that had been incurred within the existing portfolio of loans. The allowance for credit losses on loans included allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.”

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

With the adoption of ASC 326, the Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as unfunded commitments expense within non-interest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Foreclosed Assets Held for Sale

Real estate and personal properties acquired through or in lieu of loan foreclosure are to be sold and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.

Valuations are periodically performed by management, and the real estate and personal properties are carried at fair value less costs to sell. Gains and losses from the sale of other real estate and personal properties are recorded in non-interest income, and expenses used to maintain the properties are included in non-interest expense.

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

During 2019, the Company made a strategic decision to surrender $47.5 million of its underperforming separate account bank owned life insurance (“BOLI”).  When a BOLI contract is surrendered the gains within the policy become taxable as well as a 10% IRS penalty on the gain.  As a result of this BOLI decision, the Company recorded a $3.7 million tax expense related to this transaction in 2019.  As a result of this decision, the income earned on the increase in the cash value of life insurance will be lower in future periods.

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 121 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. Goodwill is tested annually for impairment during the fourth quarter.  Due to market conditions in 2020, the Company performed a qualitative assessment each quarter to determine whether it was more likely than not that fair value was less than the Company's carrying value.  Based on the Company's assessments, it was determined that the Company's fair value exceeded its carrying value and no impairment was recorded.  The Company also performed its annual impairment test of goodwill and core deposit intangibles during 2020, 2019 and 2018, as required by FASB ASC 350, Intangibles - Goodwill and Other. The 2020, 2019 and 2018 tests indicated no impairment of the Company’s goodwill or core deposit intangibles.

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

During 2017, the Company acquired standalone derivative financial instruments from Stonegate Bank.  These derivative financial instruments consist of interest rate swaps and are recognized as assets and liabilities in the consolidated statements of financial condition at fair value. The Bank’s derivative instruments have not been designated as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in fair value recorded in other noninterest income.  In addition, as of December 31, 2020 and December 31, 2019, the Company had derivative contracts outstanding associated with the mortgage loans held for sale portfolio.  As of December 31, 2020 and 2019, these derivative instruments are not considered to be material to the Company’s financial position and results of operations.

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year.  Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the years ended December 31:

	2020	2019	2018
	(In thousands, except per share data)
Net income	$214,448	$289,539	$300,403
Average common shares outstanding	165,373	167,804	173,657
Effect of common stock options	—	—	467
Diluted common shares outstanding	165,373	167,804	174,124
Basic earnings per common share	$1.30	$1.73	$1.73
Diluted earnings per common share	$1.30	$1.73	$1.73

As of December 31, 2020 and 2019, options to purchase 3.3 million and 3.4 million shares of common stock, respectively, with a weighted average exercise price of $19.77 and $19.60, respectively, were excluded from the computation of diluted earnings per share as the majority of the options had an exercise price which was greater than the average market price of the common stock.

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

The Company has determined that the acquisition of the net assets of LH-Finance constitutes a business combination as defined by the ASC Topic 805.  Accordingly, the assets acquired are presented at their fair values as required. Fair values were determined based on the requirements of ASC Topic 820. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

Acquisition of Shore Premier Finance

On June 30, 2018, the Company, completed the acquisition of Shore Premier Finance, a division of Union Bank & Trust of Richmond, Virginia, the bank subsidiary of Union Bankshares Corporation.  The Company paid a purchase price of approximately $377.4 million in cash, subject to certain post-closing adjustments, and 1,250,000 shares of HBI common stock valued at approximately $28.2 million at the time of closing.  SPF provides direct consumer financing for USCG registered high-end sail and power boats.  Additionally, SPF provides inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.

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

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale are as follows:

	December 31, 2020
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$325,860	$2,338	$(1,207)	$326,991
Residential mortgage-backed securities	703,138	10,607	(688)	713,057
Commercial mortgage-backed securities	446,964	18,048	(126)	464,886
State and political subdivisions	898,174	31,173	(1,454)	927,893
Other securities	40,755	434	(235)	40,954
Total	$2,414,891	$62,600	$(3,710)	$2,473,781

	December 31, 2019
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$398,870	$1,001	$(2,321)	$397,550
Residential mortgage-backed securities	689,955	4,735	(1,241)	693,449
Commercial mortgage-backed securities	514,287	6,647	(642)	520,292
State and political subdivisions	425,989	13,824	(257)	439,556
Other securities	32,748	409	(166)	32,991
Total	$2,061,849	$26,616	$(4,627)	$2,083,838

Assets, principally investment securities, having a fair value of approximately $1.08 billion and $865.4 million at December 31, 2020 and 2019, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $168.9 million and $143.7 million at December 31, 2020 and 2019.

The amortized cost and estimated fair value of securities classified as available-for-sale at December 31, 2020, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$9,239	$9,297
Due after one year through five years	51,106	52,038
Due after five years through ten years	221,008	223,831
Due after ten years	981,436	1,008,672
Mortgage - backed securities: Residential	703,138	713,057
Mortgage - backed securities: Commercial	446,964	464,886
Other	2,000	2,000
Total	$2,414,891	$2,473,781

During the year ended December 31, 2020, no available-for-sale securities were sold.

During the year ended December 31, 2019, approximately $1.5 million available-for-sale securities were sold. The gross realized loss on the sale for the year ended December 31, 2019 totaled approximately $2,000. The income tax expense/benefit to net security gains and losses was 25.819% of the gross amounts.

During the year ended December 31, 2018, no available-for-sale securities were sold.  However, approximately $3.8 million in equity securities carried at fair value were sold. There were no realized gains and losses on the sales for the year ended December 31, 2018.

During 2018, no held-to-maturity securities were sold.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2020 and 2019:

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$54,611	$(383)	$95,249	$(824)	$149,860	$(1,207)
Residential mortgage-backed securities	143,458	(643)	4,900	(45)	148,358	(688)
Commercial mortgage-backed securities	26,886	(126)	—	—	26,886	(126)
State and political subdivisions	78,349	(1,454)	—	—	78,349	(1,454)
Other securities	5,434	(100)	8,748	(135)	14,182	(235)
Total	$308,738	$(2,706)	$108,897	$(1,004)	$417,635	$(3,710)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$129,951	$(553)	$143,287	$(1,768)	$273,238	$(2,321)
Residential mortgage-backed securities	141,877	(640)	90,058	(601)	231,935	(1,241)
Commercial mortgage-backed securities	78,750	(330)	40,894	(312)	119,644	(642)
State and political subdivisions	27,376	(245)	4,206	(12)	31,582	(257)
Other securities	947	(2)	9,539	(164)	10,486	(166)
Total	$378,901	$(1,770)	$287,984	$(2,857)	$666,885	$(4,627)

Beginning January 1, 2020, the Company evaluates all securities quarterly to determine if any debt securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. For the three months ended March 31, 2020, the Company determined a provision for credit losses of $842,000 was necessary for the investment portfolio as a result of economic uncertainties related to COVID-19. For the remainder of the year ended December 31, 2020, the Company determined that no additional provision for credit losses was necessary for the portfolio.

Investment Portfolio

Allowance for credit losses:
Beginning balance	$—
Provision for credit loss - investment securities	842
Balance, December 31, 2020	$842

For the year ended December 31, 2020, the Company had approximately $1.0 million in unrealized losses, which were in continuous loss positions for more than twelve months the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies.  In addition, approximately 60.4% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

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

As of December 31, 2020, the Company's securities portfolio consisted of 1,394 investment securities, 209 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $3.7 million. The U.S government-sponsored enterprises portfolio contained unrealized losses of $1.2 million on 58 securities. The residential mortgage-backed securities portfolio contained $688,000 of unrealized losses on 104 securities, and the commercial mortgage-backed securities portfolio contained $126,000 of unrealized losses on 10 securities. The state and political subdivisions portfolio contained $1.5 million of unrealized losses on 31 securities. In addition, the other securities portfolio contained $235,000 of unrealized losses on 6 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has determined that an additional provision for credit losses is not necessary as of December 31, 2020.

Income earned on securities for the years ended is as follows:

	December 31,
	2020	2019	2018
	(In thousands)
Taxable:
Available-for-sale	$32,596	$41,406	$35,026
Held-to-maturity	—	—	1,807
Tax-exempt:
Available-for-sale	16,158	13,015	8,226
Held-to-maturity	—	—	5,031
Total	$48,754	$54,421	$50,090

4. Loans Receivable

The various categories of loans receivable are summarized as follows:

	December 31,
	2020	2019
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,429,060	$4,412,769
Construction/land development	1,562,298	1,776,689
Agricultural	114,431	88,400
Residential real estate loans
Residential 1-4 family	1,536,257	1,819,221
Multifamily residential	536,538	488,278
Total real estate	8,178,584	8,585,357
Consumer	864,690	511,909
Commercial and industrial	1,896,442	1,528,003
Agricultural	66,869	63,644
Other	214,136	180,797
Total Loans receivable	$11,220,721	$10,869,710
Allowance for credit losses	$(245,473)	$(102,122)
Loans receivable, net	$10,975,248	$10,767,588

During the year ended December 31, 2020, the Company sold $7.0 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $645,000.  During the year ended December 31, 2019, the Company sold $20.2 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $1.6 million. During the year ended December 31, 2018, the Company sold $8.9 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $566,000.

Mortgage loans held for sale of approximately $114.8 million and $83.1 million at December 31, 2020 and 2019, respectively, are included in residential 1-4 family loans.  Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.  Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors.  Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid.  The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.  The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments.  Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund.  These commitments are derivative instruments and their fair values at December 31, 2020 and 2019 were not material.

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

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination.  PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company currently holds approximately $760,000 in PCD loans, as of December 31, 2020, resulting from the acquisition of LH-Finance in 2020.

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

Loss Driver Segment	Call Report Segment(s)	Modeled Economic Factors
1-4 Family Construction	1a1	National Unemployment (%) & Housing Price Index (%)
All Other Construction	1a2	National Unemployment (%) & Commercial Real Estate Price Index (%)
1-4 Family Revolving HELOC & Junior Liens	1c1, 1c2b	National Unemployment (%) & Housing Price Index (%)
1-4 Family Senior Liens	1c2a	National Unemployment (%) & Housing Price Index (%)
Multifamily	1d	National Unemployment (%) & Housing Price Index (%)
Owner Occupied CRE	1e1	National Unemployment (%) & Commercial Real Estate Price Index (%)
Non-Owner Occupied CRE	1e2,1b,8	National Unemployment (%) & Commercial Real Estate Price Index (%)
Commercial & Industrial, Agricultural, Non-Depository Financial Institutions, Purchase/Carry Securities, Other	4a, 3, 9a, 9b1, 9b2, Other	National Unemployment (%) & National Retail Sales (%)
Consumer Auto	6c	National Unemployment (%) & National Retail Sales (%)
Other Consumer	6b, 6d	National Unemployment (%) & National Retail Sales (%)
Other Consumer - SPF	6d	National Unemployment (%)

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts to a historical loss rate over four quarters on a straight-line basis. Management leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

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

Off-Balance Sheet Credit Exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The allowance for credit loss on off-balance sheet credit exposures is adjusted as unfunded commitments expense within non-interest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company uses the DCF method to estimate expected losses for all of Company’s off-balance sheet credit exposures through the use of the existing DCF models for the Company’s loan portfolio pools. The off-balance sheet credit exposures exhibit similar risk characteristics as loans currently in the Company’s loan portfolio.

As of December 31, 2020, the Company expects that the markets in which it operates will continue to experience economic uncertainty along with a continued elevated unemployment rate and level and trend of delinquencies. As a result of COVID-19, the unemployment rate projections significantly increased from January 1, 2020 to December 31, 2020 which had a significant impact on the Company’s allowance for credit losses at December 31, 2020, under the loss driver analysis. In addition, the Company made the decision to increase reserves on deferred loans and loans 30 days or more past maturity, resulting from ongoing uncertainties related to the COVID-19 pandemic. As a result, the Company recorded $102.1 million in provision for credit losses on loans. The elevated unemployment rate projections and higher reserves on deferred loans and loans more than 30 days past maturity increased the allowance for credit losses to $245.5 million at December 31, 2020.  In addition, the Company recorded a $17.0 million expense for the increase in the Company’s unfunded commitment reserve for the year ended December 31, 2020 which was due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from January 1, 2020 to December 31, 2020, due to COVID-19.

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

The following table presents a summary of changes in the allowance for credit losses:

December 31, 2020
(In thousands)
Allowance for credit losses:
Beginning balance	$102,122
Impact of adopting ASC 326	43,988
Allowance for credit losses on PCD loans	357
Loans charged off	(14,486)
Recoveries of loans previously charged off	2,070
Net loans recovered (charged off)	(12,416)
Provision for credit losses - loans	102,113
Provision for credit losses - acquired loans	9,309
Balance, December 31, 2020	$245,473

The following table presents the activity in the allowance for credit losses for the year ended December 31, 2020.

	Year Ended December 31, 2020
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$26,433	$33,529	$20,135	$16,615	$5,410	$102,122
Impact of adopting ASC 326	(5,296)	15,912	16,680	11,584	5,108	43,988
Allowance for credit losses on PCD loans	—	—	—	—	357	357
Loans charged off	(1,218)	(3,041)	(485)	(7,764)	(1,978)	(14,486)
Recoveries of loans previously charged off	107	647	337	218	761	2,070
Net loans recovered (charged off)	(1,111)	(2,394)	(148)	(7,546)	(1,217)	(12,416)
Provision for credit loss - loans	12,835	41,406	16,549	25,877	5,446	102,113
Provision for credit loss - acquired loans	—	—	—	—	9,309	9,309
Balance, December 31	$32,861	$88,453	$53,216	$46,530	$24,413	$245,473

The following tables present the balance in the allowance for credit losses for the year ended December 31, 2019, and the allowance for credit losses and recorded investment in loans based on portfolio segment by impairment method as of December 31, 2019.  Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2019
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$21,302	$42,336	$26,734	$14,981	$3,438	$108,791
Loans charged off	(1,450)	(2,741)	(1,661)	(2,327)	(2,424)	(10,603)
Recoveries of loans previously charged off	95	244	926	504	840	2,609
Net loans recovered (charged off)	(1,355)	(2,497)	(735)	(1,823)	(1,584)	(7,994)
Provision for loan losses	6,486	(6,310)	(5,864)	3,457	3,556	1,325
Balance, December 31	$26,433	$33,529	$20,135	$16,615	$5,410	$102,122

	As of December 31, 2019
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$97	$164	$2,014	$2,401	$—	$4,676
Loans collectively evaluated for impairment	26,336	33,365	18,121	14,214	5,410	97,446
Loans evaluated for impairment balance, December 31	26,433	33,529	20,135	16,615	5,410	102,122
Purchased credit impaired loans	—	—	—	—	—	—
Balance, December 31	$26,433	$33,529	$20,135	$16,615	$5,410	$102,122
Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$8,933	$58,676	$56,192	$82,434	$3,195	$209,430
Loans collectively evaluated for impairment	1,767,756	4,442,493	2,251,307	1,445,569	753,155	10,660,280
Loans evaluated for impairment balance, December 31	1,776,689	4,501,169	2,307,499	1,528,003	756,350	10,869,710
Purchased credit impaired loans	—	—	—	—	—	—
Balance, December 31	$1,776,689	$4,501,169	$2,307,499	$1,528,003	$756,350	$10,869,710

The following tables present the balance in the allowance for loan losses for the loan portfolio for the year ended December 31, 2018, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of December 31, 2018.  Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2018
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$20,343	$43,939	$24,506	$15,292	$3,334	$2,852	$110,266
Loans charged off	(399)	(1,211)	(2,744)	(2,221)	(2,413)	—	(8,988)
Recoveries of loans previously charged off	180	527	924	624	936	—	3,191
Net loans recovered (charged off)	(219)	(684)	(1,820)	(1,597)	(1,477)	—	(5,797)
Provision for loan losses	1,178	(919)	4,048	1,286	1,581	(2,852)	4,322
Balance, December 31	$21,302	$42,336	$26,734	$14,981	$3,438	$—	$108,791

	As of December 31, 2018
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$732	$468	$100	$21	$—	$—	$1,321
Loans collectively evaluated for impairment	20,336	41,512	25,970	14,789	3,438	—	106,045
Loans evaluated for impairment balance, December 31	21,068	41,980	26,070	14,810	3,438	—	107,366
Purchased credit impaired loans	234	356	664	171	—	—	1,425
Balance, December 31	$21,302	$42,336	$26,734	$14,981	$3,438	$—	$108,791
Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$14,519	$58,706	$29,535	$30,251	$3,688	$—	$136,699
Loans collectively evaluated for impairment	1,522,520	4,741,484	2,473,467	1,431,608	624,561	—	$10,793,640
Loans evaluated for impairment balance, December 31	1,537,039	4,800,190	2,503,002	1,461,859	628,249	—	$10,930,339
Purchased credit impaired loans	8,996	82,927	33,059	14,472	2,086	—	$141,540
Balance, December 31	$1,546,035	$4,883,117	$2,536,061	$1,476,331	$630,335	$—	$11,071,879

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of December 31, 2020:

			Loans Past Due
		Nonaccrual	Over 90 Days
	Nonaccrual	With Reserve	Still Accruing

Real estate:
Commercial real estate loans
Non-farm/non-residential	$20,947	$6,794	$6,088
Construction/land development	1,381	2,089	1,296
Agricultural	879	—	—
Residential real estate loans
Residential 1-4 family	19,334	3,000	1,821
Multifamily residential	173	—	—
Total real estate	42,714	11,883	9,205
Consumer	3,506	—	174
Commercial and industrial	17,251	—	231
Agricultural & other	1,057	—	—
Total	$64,528	$11,883	$9,610

The Company had $64.5 million and $47.6 million in nonaccrual loans for the periods ended December 31, 2020 and 2019, respectively. In addition, the Company had $9.6 million and $7.2 million in loans past due 90 days or more and still accruing for the periods ended December 31, 2020 and 2019, respectively.

The Company had $11.9 million in nonaccrual loans with a specific reserve as of December 31, 2020. The Company did not recognize any interest income on nonaccrual loans during the period ended December 31, 2020.

The following table presents the amortized cost basis of collateral-dependent impaired loans by class of loans as of December 31, 2020:

	Commercial	Residential
	Real Estate	Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$47,429	$—	$—
Construction/land development	6,012	—	—
Agricultural	879	—	—
Residential real estate loans
Residential 1-4 family	—	32,413	—
Multifamily residential	—	173	—
Total real estate	54,320	32,586	—
Consumer	—	—	3,694
Commercial and industrial	—	—	21,027
Agricultural & other	—	—	1,057
Total	$54,320	$32,586	$25,778

The Company had $112.7 million and $78.9 million in collateral-dependent impaired loans for the periods ended December 31, 2020 and 2019, respectively.

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

The following is a summary of the impaired loans as of December 31, 2019 and 2018:

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

The following is an aging analysis for loans receivable as of December 31, 2020 and 2019:

	December 31, 2020
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,856	$68	$27,035	$30,959	$4,398,101	$4,429,060	$6,088
Construction/land development	178	44	2,677	2,899	1,559,399	1,562,298	1,296
Agricultural	522	—	879	1,401	113,030	114,431	—
Residential real estate loans
Residential 1-4 family	4,833	7,787	21,155	33,775	1,502,482	1,536,257	1,821
Multifamily residential	111	—	173	284	536,254	536,538	—
Total real estate	9,500	7,899	51,919	69,318	8,109,266	8,178,584	9,205
Consumer	2,899	802	3,680	7,381	857,309	864,690	174
Commercial and industrial	960	515	17,482	18,957	1,877,485	1,896,442	231
Agricultural and other	1,125	3,713	1,057	5,895	275,110	281,005	—
Total	$14,484	$12,929	$74,138	$101,551	$11,119,170	$11,220,721	$9,610

	December 31, 2019
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,628	$454	$14,160	$16,242	$4,396,527	$4,412,769	$3,194
Construction/land development	358	1,042	3,180	4,580	1,772,109	1,776,689	1,821
Agricultural	698	—	1,094	1,792	86,608	88,400	—
Residential real estate loans
Residential 1-4 family	3,150	3,956	21,928	29,034	1,790,187	1,819,221	1,614
Multifamily residential	—	—	331	331	487,947	488,278	—
Total real estate	5,834	5,452	40,693	51,979	8,533,378	8,585,357	6,629
Consumer	659	179	1,949	2,787	509,122	511,909	317
Commercial and industrial	1,835	104	10,984	12,923	1,515,080	1,528,003	292
Agricultural and other	646	3	1,219	1,868	242,573	244,441	—
Total	$8,974	$5,738	$54,845	$69,557	$10,800,153	$10,869,710	$7,238

Non-accruing loans were $64.5 million and $47.6 million at December 31, 2020 and 2019, respectively,

Interest recognized on impaired loans during the years ended December 31, 2020, 2019 and 2018 was approximately $1.4 million, $2.4 million and $2.9 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

•

Risk rating 5 – Other Loans Especially Mentioned (“OLEM”).  A loan criticized as OLEM has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  OLEM assets are not adversely classified and do not expose the institution to sufficient risks to warrant adverse classification.

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

Based on the most recent analysis performed, the risk category of loans by class is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	25	25
Risk rating 3	301,237	340,562	546,670	286,173	289,483	942,449	266,867	2,973,441
Risk rating 4	27,239	139,354	161,461	265,684	197,979	300,055	17,305	1,109,077
Risk rating 5	10,591	16,865	67,089	7,764	108,885	84,609	750	296,553
Risk rating 6	—	859	2,289	987	4,577	40,600	86	49,398
Risk rating 7	—	—	—	—	—	552	—	552
Risk rating 8	—	—	—	—	—	14	—	14
Total non-farm/non-residential	339,067	497,640	777,509	560,608	600,924	1,368,279	285,033	4,429,060
Construction/land development
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	283	—	283
Risk rating 3	211,567	181,257	91,323	33,986	25,600	54,245	115,120	713,098
Risk rating 4	129,599	417,737	92,032	46,249	17,161	32,060	76,845	811,683
Risk rating 5	—	—	392	21,892	—	1,227	545	24,056
Risk rating 6	—	763	98	63	157	12,065	—	13,146
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	1	—	31	—	32
Total construction/land development	341,166	599,757	183,845	102,191	42,918	99,911	192,510	1,562,298
Agricultural
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	33,428	8,885	9,119	5,397	3,935	25,159	5,538	91,461
Risk rating 4	2,141	535	1,206	681	5,499	10,735	665	21,462
Risk rating 5	—	—	—	—	—	116	—	116
Risk rating 6	47	—	—	—	—	1,345	—	1,392
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	35,616	9,420	10,325	6,078	9,434	37,355	6,203	114,431
Total commercial real estate loans	$715,849	$1,106,817	$971,679	$668,877	$653,276	$1,505,545	$483,746	$6,105,789
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$47	$—	$—	$76	$12	$120	$255
Risk rating 2	—	—	—	—	—	423	1,540	1,963
Risk rating 3	237,991	184,578	151,478	139,096	119,642	343,381	119,186	1,295,352
Risk rating 4	4,626	12,716	32,594	20,687	16,148	68,328	30,137	185,236
Risk rating 5	—	—	1,363	4,700	383	5,344	516	12,306
Risk rating 6	554	5,973	829	2,084	3,222	18,074	10,257	40,993
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	8	144	152
Total residential 1-4 family	243,171	203,314	186,264	166,567	139,471	435,570	161,900	1,536,257
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	19,033	60,175	87,104	11,477	8,092	59,592	6,386	251,859
Risk rating 4	477	6,358	101,364	93,475	1,924	17,672	37,286	258,556
Risk rating 5	—	—	—	—	—	24,945	—	24,945
Risk rating 6	—	—	—	894	—	284	—	1,178
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	19,510	66,533	188,468	105,846	10,016	102,493	43,672	536,538
Total real estate	$978,530	$1,376,664	$1,346,411	$941,290	$802,763	$2,043,608	$689,318	$8,178,584

	Term Loans Amortized Cost Basis by Origination Year, Continued
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Consumer
Risk rating 1	$3,389	$2,375	$1,596	$485	$828	$1,428	$1,957	$12,058
Risk rating 2	—	47	931	—	—	12	57	1,047
Risk rating 3	229,189	192,054	152,646	97,812	68,585	68,871	20,094	829,251
Risk rating 4	3,699	3,479	2,769	1,411	1,371	1,991	117	14,837
Risk rating 5	144	737	22	198	568	321	—	1,990
Risk rating 6	12	361	566	3	2,052	2,468	45	5,507
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total consumer	236,433	199,053	158,530	99,909	73,404	75,091	22,270	864,690
Commercial and industrial
Risk rating 1	632,735	$506	$271	$183	$20,199	$1,445	$10,023	$665,362
Risk rating 2	29	187	2	96	67	623	268	1,272
Risk rating 3	80,586	131,717	62,814	35,651	39,502	52,743	135,590	538,603
Risk rating 4	68,032	144,867	149,445	42,416	15,138	43,065	115,341	578,304
Risk rating 5	3,195	16,341	11,283	346	251	448	10,637	42,501
Risk rating 6	1,261	4,086	30,834	22,992	2,615	5,198	3,405	70,391
Risk rating 7	—	3	—	—	—	—	—	3
Risk rating 8	1	—	1	—	4	—	—	6
Total commercial and industrial	785,839	297,707	254,650	101,684	77,776	103,522	275,264	1,896,442
Agricultural and other
Risk rating 1	$59,248	$51	$53	$—	$110	$27	$1,036	$60,525
Risk rating 2	16	4,571	—	—	—	2,859	1,159	8,605
Risk rating 3	78,305	7,045	5,050	5,045	18,445	36,925	42,401	193,216
Risk rating 4	1,043	5,041	1,592	1,096	895	1,703	4,600	15,970
Risk rating 5	—	—	—	—	—	605	—	605
Risk rating 6	—	219	18	—	223	1,624	—	2,084
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	138,612	16,927	6,713	6,141	19,673	43,743	49,196	281,005
Total	$2,139,414	$1,890,351	$1,766,304	$1,149,024	$973,616	$2,265,964	$1,036,048	$11,220,721

The following is a presentation of loans receivable by class and risk rating as of December 31, 2019:

	December 31, 2019
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$655	$3,412,696	$922,487	$45,653	$31,278	$4,412,769
Construction/land development	5	612	833,749	926,877	152	15,294	1,776,689
Agricultural	—	—	69,512	16,689	875	1,324	88,400
Residential real estate loans
Residential 1-4 family	833	802	1,511,398	256,879	9,502	39,807	1,819,221
Multifamily residential	—	-	355,241	105,728	26,864	445	488,278
Total real estate	838	2,069	6,182,596	2,228,660	83,046	88,148	8,585,357
Consumer	14,859	1,851	481,923	9,833	673	2,770	511,909
Commercial and industrial	39,556	7,910	862,068	525,766	54,278	38,425	1,528,003
Agricultural and other	1,567	10,197	171,398	58,030	1,955	1,294	244,441
Total risk rated loans	$56,820	$22,027	$7,697,985	$2,822,289	$139,952	$130,637	10,869,710
Purchased credit impaired loans							—
Total loans receivable							$10,869,710

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
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$339,067	$497,640	$775,220	$560,279	$598,074	$1,326,404	$284,947	$4,381,631
Non-performing	—	—	2,289	329	2,850	41,875	86	47,429
Total non-farm/ non-residential	339,067	497,640	777,509	560,608	600,924	1,368,279	285,033	4,429,060
Construction/land development
Performing	341,166	598,995	183,821	102,127	42,779	94,888	192,510	1,556,286
Non-performing	—	762	24	64	139	5,023	—	6,012
Total construction/ land development	341,166	599,757	183,845	102,191	42,918	99,911	192,510	1,562,298
Agricultural
Performing	$35,616	$9,420	$10,325	$6,078	$9,434	$36,476	$6,203	$113,552
Non-performing	—	—	—	—	—	879	—	879
Total agricultural	35,616	9,420	10,325	6,078	9,434	37,355	6,203	114,431
Total commercial real estate loans	$715,849	$1,106,817	$971,679	$668,877	$653,276	$1,505,545	$483,746	$6,105,789
Residential real estate loans
Residential 1-4 family
Performing	$242,505	$196,951	$185,316	$161,274	$137,840	$425,056	$154,902	$1,503,844
Non-performing	666	6,363	948	5,293	1,631	10,514	6,998	32,413
Total residential 1-4 family	243,171	203,314	186,264	166,567	139,471	435,570	161,900	1,536,257
Multifamily residential
Performing	$19,510	$66,533	$188,468	$105,846	$10,016	$102,320	$43,672	$536,365
Non-performing	—	—	—	—	—	173	—	173
Total multifamily residential	19,510	66,533	188,468	105,846	10,016	102,493	43,672	536,538
Total real estate	978,530	$1,376,664	$1,346,411	$941,290	$802,763	$2,043,608	$689,318	$8,178,584
Consumer
Performing	$236,395	$198,737	$158,324	$99,905	$71,924	$73,448	$22,263	$860,996
Non-performing	38	316	206	4	1,480	1,643	7	3,694
Total consumer	236,433	199,053	158,530	99,909	73,404	75,091	22,270	864,690
Commercial and industrial
Performing	$785,776	$293,938	$246,177	$98,664	$76,427	$100,050	$274,383	$1,875,415
Non-performing	63	3,769	8,473	3,020	1,349	3,472	881	21,027
Total commercial and industrial	785,839	297,707	254,650	101,684	77,776	103,522	275,264	1,896,442
Agricultural and other
Performing	$138,612	$16,927	$6,695	$6,141	$19,450	$42,927	$49,196	$279,948
Non-performing	—	—	18	—	223	816	—	1,057
Total agricultural and other	138,612	16,927	6,713	6,141	19,673	43,743	49,196	281,005
Total	$2,139,414	$1,890,351	$1,766,304	$1,149,024	$973,616	$2,265,964	$1,036,048	$11,220,721

The Company had approximately $104.2 million or 328 total revolving loans convert to term loans for the year ended December 31, 2020. These loans were considered immaterial for vintage disclosure inclusion.

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified loans (excluding loans accounted for under ASC Topic 310-30) by class as of December 31, 2019:

	December 31, 2019
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$29,444	$1,834	$—	$31,278
Construction/land development	14,748	546	—	15,294
Agricultural	1,324	—	—	1,324
Residential real estate loans
Residential 1-4 family	39,686	121	—	39,807
Multifamily residential	445	—	—	445
Total real estate	85,647	2,501	—	88,148
Consumer	2,771	(1)	—	2,770
Commercial and industrial	37,984	441	—	38,425
Agricultural and other	1,294	—	—	1,294
Total	$127,696	$2,941	$—	$130,637

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of December 31, 2020, 2019 and 2018:

	December 31, 2020
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	14	$11,510	$4,350	$383	$4,723	$9,456
Construction/land development	2	58	—	7	9	16
Agricultural	1	282	267	—	—	267
Residential real estate loans
Residential 1-4 family	21	2,913	1,441	165	431	2,037
Multifamily residential	—	—	—	—	—	—
Total real estate	38	14,763	6,058	555	5,163	11,776
Consumer	1	17	14	—	—	14
Commercial and industrial	12	2,470	308	127	91	526
Total	51	$17,250	$6,380	$682	$5,254	$12,316

	December 31, 2019
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	14	$12,738	$6,622	$232	$4,397	$11,251
Construction/land development	3	618	546	12	19	577
Agricultural	2	387	387	—	—	387
Residential real estate loans
Residential 1-4 family	21	2,774	1,068	227	704	1,999
Multifamily residential	2	457	128	—	290	418
Total real estate	42	16,974	8,751	471	5,410	14,632
Consumer	3	39	24	3	—	27
Commercial and industrial	9	3,069	598	615	382	1,595
Total	54	$20,082	$9,373	$1,089	$5,792	$16,254

	December 31, 2018
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	17	$15,227	$8,482	$982	$4,475	$13,939
Construction/land development	2	584	546	17	—	563
Agricultural	2	345	283	14	—	297
Residential real estate loans
Residential 1-4 family	22	3,204	1,059	281	1,022	2,362
Multifamily residential	3	1,701	1,253	—	286	1,539
Total real estate	46	21,061	11,623	1,294	5,783	18,700
Consumer	5	38	18	9	—	27
Commercial and industrial	14	1,679	897	105	—	1,002
Total	65	$22,778	$12,538	$1,408	$5,783	$19,729

The following is a presentation of TDRs on non-accrual status as of December 31, 2020, 2019 and 2018 because they are not in compliance with the modified terms:

	December 31, 2020		December 31, 2019		December 31, 2018
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	2	$350	2	$1,363	4	$2,950
Construction/land development	1	9	2	565	1	546
Agricultural	1	267	2	387	1	14
Residential real estate loans
Residential 1-4 family	7	547	7	530	8	778
Multifamily residential	—	—	1	128	1	142
Total real estate	11	1,173	14	2,973	15	4,430
Consumer	—	—	—	—	1	2
Commercial and industrial	8	414	4	1,159	6	194
Total	19	$1,587	18	$4,132	22	$4,626

The following is a presentation of total foreclosed assets as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$438	$3,528
Construction/land development	3,189	3,218
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	793	2,397
Multifamily residential	—	0
Total foreclosed assets held for sale	$4,420	$9,143

The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The purchase price of the loans at acquisition was $1.3 million, and a $357,000 allowance for credit losses was recorded on these loans at acquisition along with a $17,000 non-credit premium. The allowance and non-credit premium resulted in a par value of $1.0 million for these loans at acquisition. As of December 31, 2020, the balance of purchase credit deteriorated loans was approximately $760,000.

6. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at December 31, 2020 and 2019, were as follows:

	December 31, 2020	December 31, 2019
Goodwill	(In thousands)
Balance, beginning of period	$958,408	$958,408
Acquisitions	14,617	—
Balance, end of period	$973,025	$958,408

	December 31, 2020	December 31, 2019
Core Deposit and Other Intangibles	(In thousands)
Balance, beginning of period	$36,572	$42,896
Acquisitions	—	—
Amortization expense	(5,844)	(6,324)
Balance, end of year	$30,728	$36,572

The carrying basis and accumulated amortization of core deposits and other intangibles at December 31, 2020 and 2019 were:

	December 31, 2020	December 31, 2019
	(In thousands)
Gross carrying amount	$86,625	$86,625
Accumulated amortization	(55,897)	(50,053)
Net carrying amount	$30,728	$36,572

Core deposit and other intangible amortization expense for the years ended December 31, 2020, 2019 and 2018 was approximately $5.8 million, $6.3 million  and $6.5 million, respectively.  Core deposit and other intangibles are tested annually for impairment during the fourth quarter.  During the 2020 review, no impairment was found.  Including all of the mergers completed as of December 31, 2020, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2021 through 2025 is approximately: 2021 – $5.7 million; 2022 – $5.7 million; 2023 – $5.5 million; 2024 – $4.3 million; 2025 – $3.9 million.

The carrying amount of the Company’s goodwill was $973.0 million and $958.4 million at December 31, 2020 and 2019, respectively.  Goodwill is tested annually for impairment during the fourth quarter.  Due to market conditions in 2020, the Company performed a qualitative assessment each quarter to determine whether it was more likely than not that fair value was less than the Company's carrying value.  Based on the Company's assessments, it was determined that the Company's fair value exceeded its carrying value and no impairment was recorded.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7. Other Assets

Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets.  As of December 31, 2020 and 2019 other assets were $164.9 million and $213.8 million, respectively.

The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”).  These equity securities without a readily determinable fair value were $86.7 million and $100.0 million at December 31, 2020 and December 31, 2019, respectively, and are accounted for at cost.

The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321.  These equity securities without a readily determinable fair value were $28.2 million and $27.3 million at December 31, 2020 and 2019, respectively.  There were no transactions during the period that would indicate a material change in fair value. Therefore, these investments were accounted for at cost, less impairment.

8. Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $588.0 million and $1.12 billion at December 31, 2020 and 2019, respectively.  The aggregate amount of time deposits with a minimum denomination of $100,000 was $864.3 million and $1.54 billion at December 31, 2020 and 2019, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $22.8 million, $31.3 million and $17.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, brokered deposits were $635.7 million and $579.7 million, respectively.

The following is a summary of the scheduled maturities of all time deposits at December 31, 2020 (in thousands):

One month or less	$196,660
Over 1 month to 3 months	163,337
Over 3 months to 6 months	251,560
Over 6 months to 12 months	410,797
Over 12 months to 2 years	172,219
Over 2 years to 3 years	33,238
Over 3 years to 5 years	18,692
Over 5 years	294
Total time deposits	$1,246,797

Deposits totaling approximately $1.98 billion and $2.21 billion at December 31, 2020 and 2019, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9. Securities Sold Under Agreements to Repurchase

At December 31, 2020 and 2019, securities sold under agreements to repurchase totaled $168.9 million and $143.7 million, respectively. For the years ended December 31, 2020 and 2019, securities sold under agreements to repurchase daily weighted-average totaled $151.6 million and $149.7 million, respectively.  The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2020 and 2019 is presented in the following tables:

	December 31, 2020
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$11,166	$—	$—	$—	$11,166
Mortgage-backed securities	18,830	—	—	—	18,830
State and political subdivisions	135,308	—	—	—	135,308
Other securities	3,627	—	—	—	3,627
Total borrowings	$168,931	$—	$—	$—	$168,931

	December 31, 2019
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$22,714	$—	$—	$—	$22,714
Mortgage-backed securities	30,708	—	—	—	30,708
State and political subdivisions	84,540	—	—	—	84,540
Other securities	5,765	—	—	—	5,765
Total borrowings	$143,727	$—	$—	$—	$143,727

10. FHLB and Other Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $400.0 million and $621.4 million at December 31, 2020 and 2019, respectively. The Company had no other borrowed funds as of December 31, 2020 or December 31, 2019. At December 31, 2020, the entire $400.0 million balance was classified as long term advances.  At December 31, 2019, $75.0 million and $546.4 million of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature in 2033 with fixed interest rates ranging from 1.76% to 2.26% and are secured by loans and investments securities.  Expected maturities could differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $1.11 billion and $1.26 billion at December 31, 2020 and 2019, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2020 and 2019, respectively.

Maturities of borrowings with original maturities exceeding one year at December 31, 2020, are as follows (in thousands):

	By Contractual Maturity	By Call Date
2021	$—	$400,000
2022	—	—
2023	—	—
2024	—	—
2025	—	—
Thereafter	400,000	—
	$400,000	$400,000

Additionally, the parent company took out a $20.0 million line of credit for general corporate purposes during 2015.  The balance on this line of credit at December 31, 2020 and 2019 was zero.

11. Subordinated Debentures

Subordinated debentures consist of subordinated debt securities and guaranteed payments on trust preferred securities.  As of December 31, 2020 and 2019, subordinated debentures were $370.3 million and $369.6 million, respectively.

Subordinated debentures at December 31, 2020 and 2019 contained the following components:

	As of December 31, 2020	As of December 31, 2019
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three- month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three- month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	4,452	4,402
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	5,849	5,756
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	299,199	298,573
Total	$370,326	$369,557

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

12. Income Taxes

The following is a summary of the components of the provision for income taxes for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current:
Federal	$62,362	$50,418	$68,990
State	20,644	16,690	22,838
Total current	83,006	67,108	91,828
Deferred:
Federal	(14,839)	21,768	2,471
State	(4,912)	7,206	818
Total deferred	(19,751)	28,974	3,289
Income tax expense	$63,255	$96,082	$95,117

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Statutory federal income tax rate	21.00%	21.00%	21.00%
Effect of non-taxable interest income	(1.29)	(0.83)	(0.83)
Stock compensation	0.33	0.10	(0.14)
State income taxes, net of federal benefit	3.50	3.71	4.30
Other	(0.76)	0.94	(0.28)
Effective income tax rate	22.78%	24.92%	24.05%

During 2019, the Company made a strategic decision to surrender $47.5 million of its underperforming BOLI.  When a BOLI contract is surrendered the gains within the policy become taxable as well as a 10% IRS penalty on the gain.  As a result of this BOLI decision, the Company recorded a $3.7 million tax expense related to this transaction in 2019. The effective tax rate excluding the BOLI tax expense was 23.97% for the year ended December 31, 2019.

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$72,445	$25,829
Deferred compensation	4,741	4,416
Stock compensation	4,768	5,960
Non-accrual interest income	775	—
Real estate owned	620	1,080
Loan discounts	6,806	11,996
Tax basis premium/discount on acquisitions	5,101	6,921
Investments	502	327
Deposits	(33)	—
Other	5,855	8,940
Gross deferred tax assets	101,580	65,469
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,929	1,417
Unrealized gain on securities available-for-sale	15,072	5,717
Core deposit intangibles	7,056	8,419
FHLB dividends	2,711	2,608
Other	4,563	3,007
Gross deferred tax liabilities	31,331	21,168
Net deferred tax assets	$70,249	$44,301

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Alabama, Arizona, Arkansas, California, Florida, Georgia, Illinois, Kentucky, Maryland, New York, Oklahoma, Missouri, Pennsylvania, Tennessee, Texas, and Wisconsin. The Company is no longer subject to U.S. Federal and state tax examinations by tax authorities for years before 2017.

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in other non-interest expense.  During the years ended December 31, 2020, 2019 and 2018, the Company did not recognize any significant interest or penalties.

13. Common Stock, Compensation Plans and Other

Common Stock

The Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share.

The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation.

Stock Repurchases

On January 18, 2019, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the remaining balance of authorized shares to repurchase to 19,752,000 shares.

During 2020, the Company utilized a portion of this stock repurchase program in order to repurchase a total of 1,533,560 shares with a weighted-average stock price of $16.72 per share.  The 2020 earnings were used to fund the repurchases during the year.  Shares repurchased under the program as of December 31, 2020 total 15,908,335 shares.  The remaining balance available for repurchase was 3,843,665 shares at December 31, 2020.

On January 22, 2021, the Board of Directors of the Company authorized the repurchase of up to an additional 20,000,000 shares of the Company’s common stock under this repurchase program.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”).  The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results.  The Plan provides for the granting of incentive and non-qualified stock options and other equity awards, including the issuance of restricted shares.  As of December 31, 2020, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 13,288,000.  At December 31, 2020, the Company had 1,730,394 shares of common stock remaining available for future grants and 4,983,895 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

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

The intrinsic value of the stock options outstanding at December 31, 2020, 2019, and 2018 was $5.0 million, $6.0 million and $2.9 million, respectively. The intrinsic value of the stock options vested at December 31, 2020, 2019 and 2018 was $4.7 million, $5.3 million and $2.8 million, respectively.

The intrinsic value of the stock options exercised during 2020, 2019 and 2018 was $719,000, $332,000, and $2.7 million, respectively.

Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $8.3 million as of December 31, 2020.

The table below summarized the stock option transactions under the Plan at December 31, 2020, 2019 and 2018 and changes during the years then ended:

	2020		2019		2018
	Shares (000)	Weighted- average Exercisable Price	Shares (000)	Weighted- average Exercisable Price	Shares (000)	Weighted- average Exercisable Price
Outstanding, beginning of year	3,411	$19.60	3,617	$19.62	2,274	$16.23
Granted	—	—	55	19.15	1,581	23.24
Forfeited/Expired	(76)	21.95	(163)	22.43	(37)	22.30
Exercised	(81)	10.61	(98)	15.21	(201)	9.25
Outstanding, end of year	3,254	19.77	3,411	19.60	3,617	19.62
Exercisable, end of year	1,537	$16.82	1,353	$16.03	1,167	$15.31

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value.  For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model.  Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options.  There were no options granted during the year ended December 31, 2020. The weighted-average fair value of options granted during the year ended December 31, 2019 was $4.11 per share.   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

The assumptions used in determining the fair value of 2020, 2019 and 2018 stock option grants were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Expected dividend yield	Not Applicable	2.70%	2.05%
Expected stock price volatility	Not Applicable	26.13%	25.59%
Risk-free interest rate	Not Applicable	2.48%	2.82%
Expected life of options	Not Applicable	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at December 31, 2020:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$6.56 to $8.62	164	1.90	$8.32	164	$8.32
$9.54 to $14.71	200	3.17	12.13	200	12.13
$16.77 to $16.86	148	3.60	16.80	148	16.80
$17.12 to $17.36	125	4.23	17.13	125	17.13
$17.40 to $18.46	938	4.63	18.45	672	18.45
$18.50 to $20.16	63	7.83	19.21	19	19.53
$20.58 to $21.25	160	5.17	21.08	125	21.10
$21.31 to $22.22	100	7.30	22.22	40	22.22
$22.70 to $23.32	1,274	7.55	23.32	1	22.70
$23.51 to $25.96	82	6.49	25.60	43	25.90
	3,254			1,537

The table below summarizes the activity for the Company’s restricted stock issued and outstanding at December 31, 2020, 2019 and 2018 and changes during the years then ended:

	2020	2019	2018
	(In thousands)
Beginning of year	1,636	1,873	1,145
Issued	264	181	1,010
Vested	(453)	(340)	(233)
Forfeited	(76)	(78)	(49)
End of year	1,371	1,636	1,873
Amount of expense for twelve months ended	$6,824	$8,427	$7,232

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $17.7 million as of December 31, 2020.

14. Non-Interest Expense

The table below shows the components of non-interest expense for years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(In thousands)
Salaries and employee benefits	$163,950	$154,177	$143,545
Occupancy and equipment	38,412	35,452	33,960
Data processing expense	19,032	16,161	14,428
Other operating expenses:
Advertising	3,999	4,687	4,472
Merger and acquisition expenses	711	—	6,013
Amortization of intangibles	5,844	6,324	6,455
Electronic banking expense	8,477	7,525	7,622
Directors' fees	1,624	1,602	1,281
Due from bank service charges	975	1,081	1,003
FDIC and state assessment	6,494	4,468	8,558
Hurricane expense	—	897	470
Insurance	3,018	2,846	3,100
Legal and accounting	4,222	5,017	3,548
Other professional fees	8,150	10,213	6,453
Operating supplies	1,988	2,021	2,222
Postage	1,283	1,266	1,303
Telephone	1,302	1,210	1,405
Unfunded commitments	16,989	—	—
Other expense	17,904	20,840	18,165
Total other operating expenses	82,980	69,997	72,070
Total non-interest expense	$304,374	$275,787	$264,003

15. Employee Benefit Plans

401(k) and Employee Stock Ownership Plan

The Company has a retirement savings 401(k) plan in which substantially all employees may participate.  The Company matches employees’ contributions based on a percentage of salary contributed by participants.  Effective February 2019, the Company adopted a combined 401(k) plan and employee stock ownership plan, named the Home BancShares, Inc. 401(k) and Employee Stock Ownership Plan, in place of its existing 401(k) plan.  The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission on February 22, 2019 to register 2,000,000 shares of the Company’s common stock that participants may invest in through the plan. As of December 31, 2020, participants in the plan held approximately 1.1 million shares of the Company’s stock. These shares are allocated to the individual employees that have elected to own stock within the plan.  While the plan also allows for discretionary employer contributions, no discretionary contributions were made for the years ended 2020, 2019 and 2018.  The Company’s expense for the plan was approximately $2.3 million, $2.1 million and $1.9 million in 2020, 2019 and 2018, respectively, which is included in salaries and employee benefits expense.

Chairman’s Retirement Plan

On April 20, 2007, the Company’s Board of Directors approved a Chairman’s Retirement Plan for John W. Allison, the Company’s Chairman.  The Chairman’s Retirement Plan provides a supplemental retirement benefit of $250,000 a year for 10 consecutive years or until Mr. Allison’s death, whichever occurs later.  During 2011, Mr. Allison reached the age of 65 and became 100% vested in the plan.  Therefore, he began receiving the supplemental retirement benefit due to him.  He received $250,000 of this benefit during 2020, 2019 and 2018, respectively.  An expense of $119,935, $129,903 and $139,107 was accrued for 2020, 2019 and 2018 for this plan, respectively.

16. Related Party Transactions

In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2020 and 2019, related party loans were approximately $68.8 million and $63.0 million, respectively. New loans and advances on prior commitments made to the related parties were $8.4 million and $21.7 million for the years ended December 31, 2020 and 2019, respectively. Repayments of loans made by the related parties were $2.6 million and $15.3 million for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, directors, officers, and other related interest parties had demand, non-interest-bearing deposits of approximately $1.5 million and $2.1 million, respectively, savings and interest-bearing transaction accounts of approximately $11.4 million and $6.5 million, respectively, and time certificates of deposit of approximately $385,000 and $484,000, respectively.

During each of 2020, 2019 and 2018, rent expense totaling approximately $115,000, $100,000 and $100,000, respectively, was paid to related parties.

17. Leases

The Company leases land and office facilities under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2042 and do not include renewal options based on economic factors that would have implied that continuation of the lease was reasonably certain. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally include real estate taxes and common area maintenance (“CAM”) charges in the rental payments. Short-term leases are leases having a term of twelve months or less. Upon adoption of ASU 2016-02, the Company elected the package of practical expedients whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. In accordance with ASU 2018-11, the Company elected the practical expedient whereby we elected to not separate nonlease components from the associated lease component of our operating leases. As a result, we account for these components as a single component under Topic 842 since (i) the timing and pattern of transfer of the nonlease components and the associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company recognizes short term leases on a straight-line basis and does not record a related ROU asset and liability for such leases. In addition, equipment leases were determined to be immaterial and a related ROU asset and liability for such leases is not recorded.

As of December 31, 2020, the balances of the right-of-use asset and lease liability were $40.2 million and $43.0 million, respectively. As of December 31, 2019, the balances of the right-of-use asset and lease liability were $44.3 million and $47.0 million, respectively. The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of December 31, 2020 and 2019:

December 31, 2020
2021	$8,235
2022	6,486
2023	5,714
2024	5,262
2025	4,818
Thereafter	27,453
Total future minimum lease payments	$57,968
Discount effect of cash flows	(14,922)
Present value of net future minimum lease payments	$43,046

December 31, 2019
2020	$7,740
2021	6,774
2022	5,336
2023	4,760
2024	4,328
Thereafter	28,260
Total future minimum lease payments	$57,198
Discount effect of cash flows	(10,193)
Present value of net future minimum lease payments	$47,005

Additional information (dollar amounts in thousands):

	Year Ended December 31,	Year Ended December 31,
Lease expense:	2020	2019
Operating lease expense	$8,138	$8,217
Short-term lease expense	35	105
Variable lease expense	1,056	976
Total lease expense	$9,229	$9,298
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$8,030	$7,931
Weighted-average remaining lease term	10.19	10.70
Weighted-average discount rate	3.61%	3.62%

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

Although the Company has a diversified loan portfolio, at December 31, 2020 and 2019, commercial real estate loans represented 54.4% and 57.8% of total loans receivable, respectively, and 234.3% and 250.0% of total stockholders’ equity, respectively.  Residential real estate loans represented 18.5% and 21.2% of total loans receivable and 79.6% and 91.9% of total stockholders’ equity at December 31, 2020 and 2019, respectively.

Approximately 72.9% of the Company’s total loans and 76.4% of the Company’s real estate loans as of December 31, 2020, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.

Beginning in the first quarter of 2020, the COVID-19 pandemic has negatively impacted the U.S. and global economy; disrupted U.S. and global supply chains; lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; increased unemployment levels and decreased consumer confidence. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in our footprint. The pandemic has caused the Company, and could continue to cause the Company, to recognize credit losses in our loan portfolios and increases in our allowance for credit losses and could cause further volatility in the valuation of real estate and other collateral supporting loans. As a result of COVID-19, the unemployment rate projections significantly increased from January 1, 2020 to December 31, 2020 which had a significant impact on the Company’s allowance for credit losses at December 31, 2020, under the loss driver analysis. In addition, the Company made the decision to increase reserves on deferred loans and loans 30 days or more past maturity, resulting from ongoing uncertainties related to the COVID-19 pandemic. As a result, the Company recorded $102.1 million in provision for credit losses on loans. The elevated unemployment rate projections and higher reserves on deferred loans and loans more than 30 days past maturity increased the allowance for credit losses to $245.5 million for the year ended December 31, 2020.  In addition, the Company recorded a $17.0 million expense for the increase in the Company’s unfunded commitments reserve for the year ended December 31, 2020 which was due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from January 1, 2020 to December 31, 2020, due to COVID-19. The financial statements have been prepared using values and information currently available to the Company. The Company is continuing to closely monitor the situation.

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

At December 31, 2020 and 2019, commitments to extend credit of $2.82 billion and $2.77 billion, respectively, were outstanding.  A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.  The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2020 and 2019, is $56.1 million and $58.9 million, respectively.

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

Financial Assets and Liabilities Measured on a Recurring Basis

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value.  The Company does not have any Level 1 securities.  Primarily all of the Company's securities are considered to be Level 2 securities.  These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  As of December 31, 2020 and 2019, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2020, 2019 and 2018.

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

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Impaired loans, which include individually evaluated loans that are collateral dependent, are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value.  Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent.  A portion of the allowance for credit losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for credit losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $102.1 million and $74.2 million as of December 31, 2020 and 2019, respectively.  This valuation is considered Level 3, consisting of appraisals of underlying collateral.  The Company reversed $1.3 million and $922,520 of accrued interest receivable when impaired loans were put on non-accrual status during the years ended December 31, 2020 and 2019, respectively.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral.  As of December 31, 2020 and 2019, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $4.4 million and $9.1 million, respectively.

Foreclosed assets held for sale with a carrying value of approximately $217,000 were remeasured during the year ended December 31, 2020, resulting in a write-down of approximately $167,000. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.

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

	December 31, 2020
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,263,788	$1,263,788	1
Loans receivable, net of impaired loans and allowance	10,873,120	11,292,004	3
Accrued interest receivable	60,528	60,528	1
FHLB, Federal Reserve & First National Banker’s Bank stock; other equity investments	114,854	114,854	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$3,266,753	$3,266,753	1
Savings and interest-bearing transaction accounts	8,212,240	8,212,240	1
Time deposits	1,246,797	1,266,430	3
Securities sold under agreements to repurchase	168,931	168,931	1
FHLB and other borrowed funds	400,000	414,207	2
Accrued interest payable	5,925	5,925	1
Subordinated debentures	370,326	378,981	3

	December 31, 2019
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$490,601	$490,601	1
Loans receivable, net of impaired loans and allowance	10,693,391	10,680,071	3
Accrued interest receivable	45,086	45,086	1
FHLB, Federal Reserve & First National Banker’s Bank stock; other equity investments	127,267	127,267	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$2,367,091	$2,367,091	1
Savings and interest-bearing transaction accounts	6,933,964	6,933,964	1
Time deposits	1,977,328	1,991,120	3
Federal funds purchased	5,000	5,000	1
Securities sold under agreements to repurchase	143,727	143,727	1
FHLB and other borrowed funds	621,439	621,742	2
Accrued interest payable	8,001	8,001	1
Subordinated debentures	369,557	380,237	3

21. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years.  During 2020, the Company requested approximately $183.7 million in regular dividends from its banking subsidiary.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of December 31, 2020, the Company meets all capital adequacy requirements to which it is subject.

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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio.  As of December 31, 2020, the Bank met the capital standards for a well-capitalized institution.  The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 13.42%, 10.85%, 14.01%, and 17.75%, respectively, as of December 31, 2020.

The Company’s actual capital amounts and ratios along with the Company’s bank subsidiary are presented in the following table.

	Actual		Minimum Capital Requirement – Basel III		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2020
Common equity Tier 1 capital ratios:
Home BancShares	$1,615,683	13.42%	$842,741	7.00%	$	N/A	N/A	%
Centennial Bank	1,804,392	15.04	839,810	7.00		779,824	6.50
Leverage ratios:
Home BancShares	$1,686,810	10.85%	$621,884	4.00%	$	N/A	N/A	%
Centennial Bank	1,804,392	11.61	621,668	4.00		777,085	5.00
Tier 1 capital ratios:
Home BancShares	$1,686,810	14.01%	$1,023,328	8.50%	$	N/A	N/A	%
Centennial Bank	1,804,392	15.04	1,019,769	8.50		959,783	8.00
Total risk-based capital ratios:
Home BancShares	$2,137,238	17.75%	$1,264,111	10.50%	$	N/A	N/A	%
Centennial Bank	1,955,299	16.30	1,259,548	10.50		1,199,570	10.00

As of December 31, 2019
Common equity Tier 1 capital ratios:
Home BancShares	$1,500,756	12.44%	$844,665	7.00%	$	N/A	N/A%
Centennial Bank	1,744,543	14.47	843,863	7.00		783,587	6.50
Leverage ratios:
Home BancShares	$1,571,740	11.27%	$557,993	4.00%	$	N/A	N/A%
Centennial Bank	1,744,543	12.51	557,977	4.00		697,471	5.00
Tier 1 capital ratios:
Home BancShares	$1,571,740	13.03%	$1,025,665	8.50%	$	N/A	N/A%
Centennial Bank	1,744,543	14.47	1,024,691	8.50		964,415	8.00
Total risk-based capital ratios:
Home BancShares	$1,972,435	16.35%	$1,266,998	10.50%	$	N/A	N/A%
Centennial Bank	1,846,665	15.32	1,265,797	10.50		1,205,521	10.00

22. Additional Cash Flow Information

In connection with the LH-Finance acquisition, accounted for using the purchase method, the Company acquired approximately $409.1 million in assets, including $407.4 million in loans as of February 29, 2020, and paid $421.2 million in cash.

In connection with the SPF acquisition, accounted for using the purchase method, the Company acquired approximately $377.0 million in assets, including $376.2 million in loans, issued 1,250,000 shares of its common stock valued at approximately $28.2 million as of June 30, 2018, and paid $377.4 million in cash.

The following is summary of the Company’s additional cash flow information during the years ended December 31:

	2020	2019	2018
	(In thousands)
Interest paid	$95,483	$155,661	$121,047
Income taxes paid	77,838	89,692	69,282
Assets acquired by foreclosure	2,639	9,340	11,217

23. Condensed Financial Information (Parent Company Only)

Condensed Balance Sheets

	December 31,
(In thousands)	2020	2019
Assets
Cash and cash equivalents	$152,718	$110,597
Investment securities	13,037	—
Investments in wholly-owned subsidiaries	2,797,541	2,756,901
Investments in unconsolidated subsidiaries	2,201	2,201
Premises and equipment	—	1,737
Other assets	15,825	15,197
Total assets	$2,981,322	$2,886,633
Liabilities
Subordinated debentures	$370,326	$369,557
Other liabilities	5,238	5,545
Total liabilities	375,564	375,102
Stockholders' Equity
Common stock	1,651	1,664
Capital surplus	1,520,617	1,537,091
Retained earnings	1,039,370	956,555
Accumulated other comprehensive income	44,120	16,221
Total stockholders' equity	2,605,758	2,511,531
Total liabilities and stockholders' equity	$2,981,322	$2,886,633

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2020	2019	2018
Income
Dividends from equity securities	$385	$—	$—
Dividends from banking subsidiary	183,711	232,532	217,841
Other (loss) income	(1,588)	125	599
Total income	182,508	232,657	218,440
Expenses	33,346	36,798	40,266
Income before income taxes and equity in undistributed net income of subsidiaries	149,162	195,859	178,174
Tax benefit for income taxes	8,589	9,703	10,873
Income before equity in undistributed net income of subsidiaries	157,751	205,562	189,047
Equity in undistributed net income of subsidiaries	56,697	83,977	111,356
Net income	$214,448	$289,539	$300,403

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities
Net income	$214,448	$289,539	$300,403
Items not requiring (providing) cash
Depreciation	216	289	301
Amortization	769	796	788
Share-based compensation	8,607	10,719	9,084
Decrease in value of equity securities	1,978
Gain on assets	(320)	(18)	(111)
Equity in undistributed income of subsidiaries	(56,697)	(83,977)	(111,356)
Changes in other assets	(628)	(2,006)	(661)
Changes in other liabilities	(307)	(504)	(2,595)
Net cash provided by operating activities	168,066	214,838	195,853
Cash flows from investing activities
Proceeds from sale of premises and equipment, net	1,841	508	4,262
Capital contribution to subsidiary	—	—	(881)
Purchases of equity securities	(15,015)	—	—
Proceeds from sale of equity securities	—	—	3,768
Net cash (used in) provided by investing activities	(13,174)	508	7,149
Cash flows from financing activities
Proceeds from exercise of stock options	595	1,407	1,454
Repurchase of common stock	(25,689)	(84,888)	(104,276)
Dividends paid	(87,677)	(85,627)	(79,867)
Net cash used in financing activities	(112,771)	(169,108)	(182,689)
Increase in cash and cash equivalents	42,121	46,238	20,313
Cash and cash equivalents, beginning of year	110,597	64,359	44,046
Cash and cash equivalents, end of year	$152,718	$110,597	$64,359

24. Recent Accounting Pronouncements

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the guidance effective January 1, 2019, and its adoption did not have a significant impact on our financial position or financial statement disclosures

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.  The new guidance modifies disclosure requirements related to fair value measurement.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The Company adopted the guidance effective January 1, 2020, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

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

In March 2020, the FASB issued ASU 2020-04,“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. Section 4013 of the CARES Act provides financial institutions the temporary option to not apply ASC Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, to certain loan modifications related to COVID-19 made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after termination of the President’s national emergency declaration for COVID-19. On December 28, 2020, an extension of section 4013 of the CARES Act, provided institutions with an extension of the temporary option to not apply ASC Subtopic 310-40 until January 1, 2022. Further, financial institutions do not need to determine impairment associated with certain loan concessions that would otherwise have been required for TDRs (e.g., interest rate concessions, payment deferrals, or loan extensions). The Company relied on Section 4013 of the CARES Act in accounting for loan modifications in the 4th quarter 2020. The Company granted loan modification to 56 loans for a total of $330.7 million.  Of the 56 loans currently on deferment, 51 of the loans totaling $271.1 million chose interest only deferment and have returned to paying interest monthly, with the majority of these loans having modifications for 18 to 24 month interest only payments with a return to full principal and interest payments at the end of the  modification term.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer regularly review our internal controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2020 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

No items are reportable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 15, 2021, to be filed pursuant to Regulation 14A.

Item 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 15, 2021, to be filed pursuant to Regulation 14A.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 15, 2021, to be filed pursuant to Regulation 14A, except as set forth below.

We currently maintain a compensation plan, the Home BancShares, Inc. Amended and Restated 2006 Stock Option and Performance Incentive Plan, which provides for the issuance of stock-based compensation to directors, officers and other employees.  This plan has been approved by the stockholders.  The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plan as of December 31, 2020:

Number of securities
	Number of		remaining available for
	securities to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding shares
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by the stockholders	3,253,501	$19.77	1,730,394
Equity compensation plans not approved by the stockholders	—	—	—

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 15, 2021, to be filed pursuant to Regulation 14A.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 15, 2021, to be filed pursuant to Regulation 14A.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	1 and 2. Financial Statements and any Financial Statement Schedules

The financial statements and financial statement schedules listed in the accompanying index to the consolidated financial statements and financial statement schedules are filed as part of this report.

3. Listing of Exhibits.

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

3.8	Seventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 19, 2013)

3.9	Eighth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares Current Report on Form 8-K filed on April 22, 2016)

3.10	Ninth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 23, 2019)

3.11	Amended and Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on January 28, 2021)

4.1

Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.2	Description of Capital Stock of Home BancShares, Inc.*

4.3

Instruments defining the rights of security holders including indentures. Home BancShares hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of Home BancShares and its consolidated subsidiaries. No issuance of debt exceeds ten percent of the assets of Home BancShares and its subsidiaries on a consolidated basis.

10.1

Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on March 30, 2012)

10.2

Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 6, 2015)

10.3

Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 22, 2016)

10.4

Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 20, 2018)

10.5

Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.5 of Home BancShares’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed on May 7, 2018)

10.6

Form of Change in Control Agreement by and between Home BancShares, Inc., Centennial Bank and Executive Officer (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on August 10, 2020)

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCSHARES, INC.

	By:	/s/ John W. Allison
John W. Allison
Chairman, Chief Executive Officer and President
Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 26, 2021.

/s/ John W. Allison	/s/ Brian S. Davis	/s/ Milburn Adams
John W. Allison	Brian S. Davis	Milburn Adams
Chairman of the Board of	Chief Financial Officer,	Director
Directors, Chief Executive Officer and President	Treasurer and Director (Principal Financial Officer)
(Principal Executive Officer)

/s/ Robert H. Adcock, Jr.	/s/ Richard H. Ashley	/s/ Mike Beebe
Robert H. Adcock, Jr.	Richard H. Ashley	Mike Beebe
Director	Director	Director

/s/ Jack E. Engelkes	/s/ Tracy M. French	/s/ Karen Garrett
Jack E. Engelkes	Tracy M. French	Karen Garrett
Vice Chairman of the Board of	Director	Director
Directors

/s/ James G. Hinkle	/s/ Alex R. Lieblong	/s/ Thomas J. Longe
James G. Hinkle	Alex R. Lieblong	Thomas J. Longe
Director	Director	Director

/s/ Jim Rankin, Jr.	/s/ Larry W. Ross	/s/ Donna J. Townsell
Jim Rankin, Jr.	Larry W. Ross	Donna J. Townsell
Director	Director	Director

/s/ Jennifer C. Floyd
Jennifer C. Floyd
Chief Accounting Officer
(Principal Accounting Officer)