Form 10-Q
period 2021-03-31
HOME BANCSHARES INC
filed 2021-05-06
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

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

Common Stock Issued and Outstanding: 164,842,385 shares as of May 5, 2021.

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$218,814	$242,173
Interest-bearing deposits with other banks	2,259,734	1,021,615
Cash and cash equivalents	2,478,548	1,263,788
Investment securities – available-for-sale, net of allowance for credit losses	2,539,123	2,473,781
Loans receivable	10,778,493	11,220,721
Allowance for credit losses	(242,932)	(245,473)
Loans receivable, net	10,535,561	10,975,248
Bank premises and equipment, net	278,620	278,614
Foreclosed assets held for sale	3,004	4,420
Cash value of life insurance	103,599	103,519
Accrued interest receivable	55,495	60,528
Deferred tax asset, net	77,145	70,249
Goodwill	973,025	973,025
Core deposit and other intangibles	29,307	30,728
Other assets	166,814	164,904
Total assets	$17,240,241	$16,398,804
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$3,859,722	$3,266,753
Savings and interest-bearing transaction accounts	8,477,208	8,212,240
Time deposits	1,175,664	1,246,797
Total deposits	13,512,594	12,725,790
Federal funds purchased	—	—
Securities sold under agreements to repurchase	162,929	168,931
FHLB and other borrowed funds	400,000	400,000
Accrued interest payable and other liabilities	148,999	127,999
Subordinated debentures	370,515	370,326
Total liabilities	14,595,037	13,793,046
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2021 and 2020; shares issued and outstanding 165,141,370 in 2021 and 165,095,252 in 2020	1,651	1,651
Capital surplus	1,516,286	1,520,617
Retained earnings	1,107,818	1,039,370
Accumulated other comprehensive income	19,449	44,120
Total stockholders’ equity	2,645,204	2,605,758
Total liabilities and stockholders’ equity	$17,240,241	$16,398,804

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
	(Unaudited)
Interest income:
Loans	$150,917	$158,148
Investment securities
Taxable	6,253	9,776
Tax-exempt	5,071	3,114
Deposits – other banks	410	1,116
Federal funds sold	—	21
Total interest income	162,651	172,175
Interest expense:
Interest on deposits	7,705	24,198
Federal funds purchased	—	13
FHLB and other borrowed funds	1,875	2,698
Securities sold under agreements to repurchase	190	462
Subordinated debentures	4,793	5,079
Total interest expense	14,563	32,450
Net interest income	148,088	139,725
Provision for credit losses	—	94,598
Net interest income after provision for credit losses	148,088	45,127
Non-interest income:
Service charges on deposit accounts	5,002	6,631
Other service charges and fees	7,608	6,056
Trust fees	522	438
Mortgage lending income	8,167	2,621
Insurance commissions	492	678
Increase in cash value of life insurance	502	560
Dividends from FHLB, FRB, FNBB & other	8,609	7,842
Gain on sale of SBA loans	—	341
(Loss) gain on sale of branches, equipment and other assets, net	(29)	82
Gain on OREO, net	401	277
Gain on securities, net	219	—
Fair value adjustment for marketable securities	5,782	(5,818)
Other income	8,001	3,219
Total non-interest income	45,276	22,927
Non-interest expense:
Salaries and employee benefits	42,059	39,329
Occupancy and equipment	9,237	8,873
Data processing expense	5,870	4,326
Other operating expenses	15,700	17,946
Total non-interest expense	72,866	70,474
Income (loss) before income taxes	120,498	(2,420)
Income tax expense (benefit)	28,896	(2,927)
Net income	$91,602	$507
Basic earnings per share	$0.55	$0.00
Diluted earnings per share	$0.55	$0.00

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In thousands)	2021	2020
	(Unaudited)
Net income	$91,602	$507
Net unrealized (loss) gain on available-for-sale securities	(33,400)	6,430
Other comprehensive (loss) income, before tax effect	(33,400)	6,430
Tax effect on other comprehensive income (loss)	8,729	(1,680)
Other comprehensive (loss) income	(24,671)	4,750
Comprehensive income	$66,931	$5,257

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2021
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2021	$1,651	$1,520,617	$1,039,370	$44,120	$2,605,758
Comprehensive income:
Net income	—	—	91,602	—	91,602
Other comprehensive income	—	—	—	(24,671)	(24,671)
Net issuance of 161,434 shares of common stock from exercise of stock options	1	2,321	—	—	2,322
Repurchase of 330,000 shares of common stock	(3)	(8,767)	—	—	(8,770)
Share-based compensation net issuance of 214,684 shares of restricted common stock	2	2,115	—	—	2,117
Cash dividends – Common Stock, $0.14 per share	—	—	(23,154)	—	(23,154)
Balances at March 31, 2021 (unaudited)	$1,651	$1,516,286	$1,107,818	$19,449	$2,645,204

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2020
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2020	$1,664	$1,537,091	$956,555	$16,221	$2,511,531
Cumulative change in accounting principle (adoption of ASC 326)	—	—	(43,956)	—	(43,956)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	$1,664	$1,537,091	$912,599	$16,221	$2,467,575
Comprehensive income:
Net income	—	—	507	—	507
Other comprehensive loss	—	—	—	4,750	4,750
Net issuance of 22,864 shares of common stock from exercise of stock options	—	422	—	—	422
Repurchase of 1,423,560 shares of common stock	(14)	(23,843)	—	—	(23,857)
Share-based compensation net issuance of 175,249 shares of restricted common stock	1	2,481	—	—	2,482
Cash dividends – Common Stock, $0.13 per share	—	—	(21,608)	—	(21,608)
Balances at March 31, 2020 (unaudited)	$1,651	$1,516,151	$891,498	$20,971	$2,430,271

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2021	2020
	(Unaudited)
Operating Activities
Net income	$91,602	$507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	4,728	4,750
(Increase) decrease in value of equity securities	(5,782)	5,818
Amortization of securities, net	6,618	3,936
Accretion of purchased loans	(5,485)	(7,647)
Share-based compensation	2,117	2,482
Gain on assets	(591)	(700)
Provision for credit losses	—	94,598
Deferred income tax effect	(13,078)	(32,809)
Increase in cash value of life insurance	(502)	(560)
Originations of mortgage loans held for sale	(202,455)	(137,945)
Proceeds from sales of mortgage loans held for sale	203,936	139,915
Changes in assets and liabilities:
Accrued interest receivable	5,033	(4,979)
Other assets	13,943	16,458
Accrued interest payable and other liabilities	21,000	28,294
Net cash provided by operating activities	121,084	112,118
Investing Activities
Net decrease (increase) in loans, excluding purchased loans	441,905	(111,479)
Purchases of investment securities – available-for-sale	(299,058)	(157,808)
Proceeds from maturities of investment securities – available-for-sale	175,805	137,960
Proceeds from sales of investment securities – available-for-sale	18,112	—
Purchases of equity securities	(10,460)	(15,015)
Proceeds from sales of equity securities	15,354	—
Redemptions of other investments	(50)	(11,384)
Proceeds from foreclosed assets held for sale	3,603	2,471
Proceeds from sale of SBA loans	—	4,057
Purchases of premises and equipment, net	(3,153)	(4,545)
Return of investment on cash value of life insurance	418	46,028
Net cash paid – market acquisitions	—	(421,211)
Net cash provided by (used in) investing activities	342,476	(530,926)
Financing Activities
Net increase in deposits	786,804	236,531
Net decrease in securities sold under agreements to repurchase	(6,002)	(16,843)
Net decrease in federal funds purchased	—	(5,000)
Net increase in FHLB and other borrowed funds	—	329,997
Proceeds from exercise of stock options	2,322	422
Repurchase of common stock	(8,770)	(23,857)
Dividends paid on common stock	(23,154)	(21,608)
Net cash provided by financing activities	751,200	499,642
Net change in cash and cash equivalents	1,214,760	80,834
Cash and cash equivalents – beginning of year	1,263,788	490,601
Cash and cash equivalents – end of period	$2,478,548	$571,435

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

Interim financial information

The accompanying unaudited consolidated financial statements as of March 31, 2021 and 2020 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2020 Form 10-K, filed with the Securities and Exchange Commission.

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As of December 31, 2019, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined than an allowance for credit losses on available-for-sale securities was not deemed material. However, the Company evaluated the investment portfolio during the first quarter of 2020 and determined that an $842,000 provision for credit losses was necessary. No additional provision was deemed necessary during the remaining quarters of 2020 or the first quarter of 2021. See Note 3 for further discussion.

The following table illustrates the impact of the adoption of ASC 326 on the Company’s 2020 consolidated balance sheet.

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year.  Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period.  The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income	$91,602	$507
Average shares outstanding	165,257	166,014
Effect of common stock options	189	—
Average diluted shares outstanding	165,446	166,014
Basic earnings per share	$0.55	$0.00
Diluted earnings per share	$0.55	$0.00

As of March 31, 2020, options to purchase 3.3 million shares of common stock with a weighted average exercise price of $19.57 were excluded from the computation of diluted earnings per share as the majority of the options had an exercise price which was greater than the average market price of the common stock.

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

The acquired portfolio of loans is now housed in the Shore Premier Finance (“SPF”) division.  The SPF division of Centennial is responsible for servicing the acquired loan portfolio and originating new loan production. In connection with this acquisition, Centennial opened a loan production office in Baltimore, Maryland.

3.  Investment Securities

  The following table summarizes the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	March 31, 2021
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$333,291	$2,004	$(2,321)	$332,974
Residential mortgage-backed securities	751,372	8,731	(8,093)	752,010
Commercial mortgage-backed securities	435,269	13,610	(1,042)	447,837
State and political subdivisions	951,293	19,677	(7,167)	963,803
Other securities	42,407	449	(357)	42,499
Total	$2,513,632	$44,471	$(18,980)	$2,539,123

	December 31, 2020
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$325,860	$2,338	$(1,207)	$326,991
Residential mortgage-backed securities	703,138	10,607	(688)	713,057
Commercial mortgage-backed securities	446,964	18,048	(126)	464,886
State and political subdivisions	898,174	31,173	(1,454)	927,893
Other securities	40,755	434	(235)	40,954
Total	$2,414,891	$62,600	$(3,710)	$2,473,781

Assets, principally investment securities, having a carrying value of approximately $1.08 billion at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $162.9 million and $168.9 million at March 31, 2021 and December 31, 2020, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale at March 31, 2021, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$8,651	$8,690
Due after one year through five years	47,161	48,038
Due after five years through ten years	232,035	232,163
Due after ten years	1,037,144	1,048,385
Mortgage - backed securities: Residential	751,372	752,010
Mortgage - backed securities: Commercial	435,269	447,837
Other	2,000	2,000
Total	$2,513,632	$2,539,123

During the three months ended March 31, 2021, $17.9 million in available-for-sale securities were sold. The gross realized gains on the sales totaled $219,000 for the three months ended March 31, 2021.

During the three-month period ended March 31, 2020, no available-for-sale securities were sold.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$60,870	$(1,637)	$77,145	$(684)	$138,015	$(2,321)
Residential mortgage-backed securities	338,020	(8,016)	10,938	(77)	348,958	(8,093)
Commercial mortgage-backed securities	68,953	(1,042)	—	—	68,953	(1,042)
State and political subdivisions	377,950	(6,217)	13,133	(950)	391,083	(7,167)
Other securities	9,302	(250)	8,258	(107)	17,560	(357)
Total	$855,095	$(17,162)	$109,474	$(1,818)	$964,569	$(18,980)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$54,611	$(383)	$95,249	$(824)	$149,860	$(1,207)
Residential mortgage-backed securities	143,458	(643)	4,900	(45)	148,358	(688)
Commercial mortgage-backed securities	26,886	(126)	—	—	26,886	(126)
State and political subdivisions	78,349	(1,454)	—	—	78,349	(1,454)
Other securities	5,434	(100)	8,748	(135)	14,182	(235)
Total	$308,738	$(2,706)	$108,897	$(1,004)	$417,635	$(3,710)

The Company evaluates all securities quarterly to determine if any debt securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2021, the Company determined that the allowance for credit losses of $842,000, resulting from economic uncertainties related to the COVID-19 pandemic, was adequate for the investment portfolio. No additional provision for credit losses was considered necessary for the portfolio.

	March 31, 2021	December 31, 2020
		(In thousands)
Allowance for credit losses:
Beginning balance	$842	$—
Provision for credit loss - investment securities	—	842
Balance, March 31	$842	$842
Provision for credit loss - investment securities		—
Balance, December 31, 2020		$842

For the three months ended March 31, 2021, the Company had investment securities with approximately $1.8 million in unrealized losses, which have been in continuous loss positions for more than twelve months.  The Company’s assessments indicated that the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 52.9% of the principal balance from the Company’s investment portfolio will mature and be repaid to the Company within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

As of March 31, 2021, the Company's securities portfolio consisted of 1,296 investment securities, 321 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $19.0 million. The U.S government-sponsored enterprises portfolio contained unrealized losses of $2.3 million on 51 securities. The residential mortgage-backed securities portfolio contained $8.1 million of unrealized losses on 110 securities, and the commercial mortgage-backed securities portfolio contained $1.0 million of unrealized losses on 27 securities. The state and political subdivisions portfolio contained $7.2 million of unrealized losses on 125 securities. In addition, the other securities portfolio contained $357,000 of unrealized losses on 8 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider an allowance for credit losses on the other portions of the investment portfolio necessary as of March 31, 2021.

Income earned on available-for sale securities for the three months ended March 31, 2021 and 2020, is as follows:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)

Taxable	$6,253	$9,776
Non-taxable	5,071	3,114
Total	$11,324	$12,890

4.  Loans Receivable

The various categories of loans receivable are summarized as follows:

	March 31,	December 31,
	2021	2020
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,289,142	$4,429,060
Construction/land development	1,612,973	1,562,298
Agricultural	113,382	114,431
Residential real estate loans
Residential 1-4 family	1,437,546	1,536,257
Multifamily residential	377,661	536,538
Total real estate	7,830,704	8,178,584
Consumer	839,819	864,690
Commercial and industrial	1,794,787	1,896,442
Agricultural	65,017	66,869
Other	248,166	214,136
Total loans receivable	10,778,493	11,220,721
Allowance for credit losses	(242,932)	(245,473)
Loans receivable, net	$10,535,561	$10,975,248

During the three months ended March 31, 2021, the Company did not sell any guaranteed portions of Small Business Administration (“SBA”) loans.  During the three months ended March 31, 2020, the Company sold $3.7  million of the guaranteed portion of certain SBA loans, which resulted in gains of approximately $341,000.

Mortgage loans held for sale of approximately $113.4 million and $114.8 million at March 31, 2021 and December 31, 2020, respectively, are included in residential 1-4 family loans.   Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.  Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors.  Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid.  The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.  The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments.  Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund.  These commitments are derivative instruments and their fair values at March 31, 2021 and December 31, 2020 were not material.

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

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination.  PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. As a result of the acquisition of LH-Finance in 2020, the Company held approximately $605,000 and $760,000 in PCD loans, as of March 31, 2021 and  December 31, 2020, respectively.

A description of our accounting policies for loans, impaired loans and non-accrual loans are set forth in our 2020 Form 10-K filed with the SEC on February 26, 2020. The Company adopted ASC 326 effective January 1, 2020. See Notes 1 and 5 for further discussion.

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

Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the input assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drives to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. Based on this analysis, management determined that changes to several of the economic factors for the various loss driver segments were necessary. The identified loss drivers by segment are included below as of March 31, 2021 and December 31, 2020, respectively.

March 31, 2021

Loss Driver Segment	Call Report Segment(s)	Modeled Economic Factors
1-4 Family Construction	1a1	National Unemployment (%) & Housing Price Index (%)
All Other Construction	1a2	National Unemployment (%) & Gross Domestic Product (%)
1-4 Family Revolving HELOC & Junior Liens	1c1	National Unemployment (%) & Housing Price Index – CoreLogic (%)
1-4 Family Revolving HELOC & Junior Liens	1c2b	National Unemployment (%) & Gross Domestic Product (%)
1-4 Family Senior Liens	1c2a	National Unemployment (%) & Gross Domestic Product (%)
Multifamily	1d	Rental Vacancy Rate (%) & Housing Price Index – Case-Schiller (%)
Owner Occupied CRE	1e1	National Unemployment (%) & Gross Domestic Product (%)
Non-Owner Occupied CRE	1e2,1b,8	National Unemployment (%) & Gross Domestic Product (%)
Commercial & Industrial, Agricultural, Non-Depository Financial Institutions, Purchase/Carry Securities, Other	4a, 3, 9a, 9b1, 9b2, Other	National Unemployment (%) & National Retail Sales (%)
Consumer Auto	6c	National Unemployment (%) & National Retail Sales (%)
Other Consumer	6b, 6d	National Unemployment (%) & National Retail Sales (%)
Other Consumer - SPF	6d	National Unemployment (%)

December 31, 2020

Loss Driver Segment	Call Report Segment(s)	Modeled Economic Factors
1-4 Family Construction	1a1	National Unemployment (%) & Housing Price Index (%)
All Other Construction	1a2	National Unemployment (%) & Commercial Real Estate Price Index (%)
1-4 Family Revolving HELOC & Junior Liens	1c1, 1c2b	National Unemployment (%) & Housing Price Index (%)
1-4 Family Senior Liens	1c2a	National Unemployment (%) & Housing Price Index (%)
Multifamily	1d	National Unemployment (%) & Housing Price Index (%)
Owner Occupied CRE	1e1	National Unemployment (%) & Commercial Real Estate Price Index (%)
Non-Owner Occupied CRE	1e2,1b,8	National Unemployment (%) & Commercial Real Estate Price Index (%)
Commercial & Industrial, Agricultural, Non-Depository Financial Institutions, Purchase/Carry Securities, Other	4a, 3, 9a, 9b1, 9b2, Other	National Unemployment (%) & National Retail Sales (%)
Consumer Auto	6c	National Unemployment (%) & National Retail Sales (%)
Other Consumer	6b, 6d	National Unemployment (%) & National Retail Sales (%)
Other Consumer - SPF	6d	National Unemployment (%)

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

As of March 31, 2021, the markets in which we operate have begun to experience economic recovery as unemployment rates have declined, COVID-19 vaccination rates have increased, and communities have begun to reopen for business activity.  However, there is still a significant amount of uncertainty related to the COVID-19 pandemic which may slow the anticipated economic recovery. The Company determined that an additional provision for credit losses on loans was not necessary as the current level of the allowance for credit losses was considered adequate as of March 31, 2021. In addition, the Company determined that the current level of  the unfunded commitment reserve was adequate and no additional unfunded commitments expense was necessary as of March 31, 2021.

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

The following tables present the activity in the allowance for credit losses for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$32,861	$88,453	$53,216	$46,530	$24,413	$245,473
Loans charged off	—	(19)	(226)	(2,279)	(523)	(3,047)
Recoveries of loans previously charged off	22	14	62	76	332	506
Net loans (charged off) recovered	22	(5)	(164)	(2,203)	(191)	(2,541)
Provision for credit losses	(9,946)	5,421	1,545	5,497	(2,517)	—
Balance, March 31	$22,937	$93,869	$54,597	$49,824	$21,705	$242,932

The following tables present the balances in the allowance for loan losses for the three month period ended March 31, 2020 and the year ended December 31, 2020.

	Three Months Ended March 31, 2020 and Year Ended December 31, 2020
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$26,433	$33,529	$20,135	$16,615	$5,410	$102,122
Impact of adoption ASC 326	(5,296)	15,912	16,680	11,584	5,108	43,988
Allowance for credit losses on PCD loans	—	—	—	—	357	357
Loans charged off	(45)	(519)	(339)	(2,804)	(558)	(4,265)
Recoveries of loans previously charged off	10	250	160	65	255	740
Net loans charged off	(35)	(269)	(179)	(2,739)	(303)	(3,525)
Provision for credit loss - loans	13,309	23,483	6,144	28,940	4,796	76,672
Provision for credit loss - acquired loans	—	—	—	—	9,309	9,309
Balance, March 31	34,411	72,655	42,780	54,400	24,677	228,923
Loans charged off	(1,173)	(2,522)	(146)	(4,960)	(1,420)	(10,221)
Recoveries of loans previously charged off	97	397	177	153	506	1,330
Net loans charged off	(1,076)	(2,125)	31	(4,807)	(914)	(8,891)
Provision for credit loss - loans	(474)	17,923	10,405	(3,063)	650	25,441
Balance, December 31	$32,861	$88,453	$53,216	$46,530	$24,413	$245,473

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of March 31, 2021 and December 31, 2020:

	March 31, 2021
			Loans Past Due
		Nonaccrual	Over 90 Days
	Nonaccrual	With Reserve	Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$19,945	$9,085	$2,718
Construction/land development	1,252	7,826	1
Agricultural	862	—	—
Residential real estate loans
Residential 1-4 family	19,166	3,000	1,180
Multifamily residential	172	—	—
Total real estate	41,397	19,911	3,899
Consumer	1,902	—	230
Commercial and industrial	14,755	—	80
Agricultural & other	1,088	—	—
Total	$59,142	$19,911	$4,209

	December 31, 2020
			Loans Past Due
		Nonaccrual	Over 90 Days
	Nonaccrual	With Reserve	Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$20,947	$6,794	$6,088
Construction/land development	1,381	2,089	1,296
Agricultural	879	—	—
Residential real estate loans
Residential 1-4 family	19,334	3,000	1,821
Multifamily residential	173	—	—
Total real estate	42,714	11,883	9,205
Consumer	3,506	—	174
Commercial and industrial	17,251	—	231
Agricultural & other	1,057	—	—
Total	$64,528	$11,883	$9,610

The Company had $59.1 million and $64.5 million in nonaccrual loans for the periods ended March 31, 2021 and December 31, 2020, respectively. In addition, the Company had $4.2 million and $9.6 million in loans past due 90 days or more and still accruing for the periods ended March 31, 2021 and December 31, 2020, respectively.

The Company had $19.9 million and $11.9 million in nonaccrual loans with a specific reserve as of March 31, 2021 and December 31, 2020, respectively. The Company did not recognize any interest income on nonaccrual loans during the period ended March 31, 2021 or March 31, 2020.

The following table presents the amortized cost basis of collateral-dependent impaired loans by class of loans as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Commercial	Residential
	Real Estate	Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$307,946	$—	$—
Construction/land development	4,587	—	—
Agricultural	862	—	—
Residential real estate loans
Residential 1-4 family	—	27,459	—
Multifamily residential	—	172	—
Total real estate	313,395	27,631	—
Consumer	—	—	2,146
Commercial and industrial	—	—	19,077
Agricultural & other	—	—	1,088
Total	$313,395	$27,631	$22,311

	December 31, 2020
	Commercial	Residential
	Real Estate	Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$47,429	$—	$—
Construction/land development	6,012	—	—
Agricultural	879	—	—
Residential real estate loans
Residential 1-4 family	—	32,413	—
Multifamily residential	—	173	—
Total real estate	54,320	32,586	—
Consumer	—	—	3,694
Commercial and industrial	—	—	21,027
Agricultural & other	—	—	1,057
Total	$54,320	$32,586	$25,778

The Company had $363.3 million and $112.7 million in collateral-dependent impaired loans for the periods ended March 31, 2021 and December 31, 2020, respectively. The increase in collateral-dependent impaired loans was due to the Company changing the valuation method for lodging and assisted living loans to a market price valuation methodology. This involved assigning a 15% discount of par for these impaired loans. The 15% figure was derived based on knowledge of current hotel and assisted living offerings in the loan sale market. In the event of default, liquidation would be achieved through a loan sale. The Company is continuing to monitor these impaired loans and will adjust the discount as necessary.

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral-dependent impaired loans, excluding lodging and assisted living loans, where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the fair value of the underlying collateral less estimated costs to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

The following is an aging analysis for loans receivable as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,540	$3,038	$22,663	$30,241	$4,258,901	$4,289,142	$2,718
Construction/land development	562	35	1,253	1,850	1,611,123	1,612,973	1
Agricultural	—	130	862	992	112,390	113,382	—
Residential real estate loans							—
Residential 1-4 family	6,022	1,477	20,346	27,845	1,409,701	1,437,546	1,180
Multifamily residential	—	—	172	172	377,489	377,661	—
Total real estate	11,124	4,680	45,296	61,100	7,769,604	7,830,704	3,899
Consumer	984	456	2,132	3,572	836,247	839,819	230
Commercial and industrial	1,132	351	14,835	16,318	1,778,469	1,794,787	80
Agricultural & other	691	86	1,088	1,865	311,318	313,183	—
Total	$13,931	$5,573	$63,351	$82,855	$10,695,638	$10,778,493	$4,209

	December 31, 2020
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,856	$68	$27,035	$30,959	$4,398,101	$4,429,060	$6,088
Construction/land development	178	44	2,677	$2,899	1,559,399	1,562,298	1,296
Agricultural	522	—	879	1,401	113,030	114,431	—
Residential real estate loans
Residential 1-4 family	4,833	7,787	21,155	33,775	1,502,482	1,536,257	1,821
Multifamily residential	111	—	173	284	536,254	536,538	—
Total real estate	9,500	7,899	51,919	69,318	8,109,266	8,178,584	9,205
Consumer	2,899	802	3,680	7,381	857,309	864,690	174
Commercial and industrial	960	515	17,482	18,957	1,877,485	1,896,442	231
Agricultural and other	1,125	3,713	1,057	5,895	275,110	281,005	—
Total	$14,484	$12,929	$74,138	$101,551	$11,119,170	$11,220,721	$9,610

Non-accruing loans at March 31, 2021 and December 31, 2020 were $59.1 million and $64.5 million, respectively.

Interest recognized on impaired loans during the three months ended March 31, 2021 and 2020 was approximately $267,000 and $399,000, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified loans by class as of March 31, 2021 and December 31, 2020:

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	25	25
Risk rating 3	44,038	293,351	332,244	449,435	268,007	1,188,602	261,698	2,837,375
Risk rating 4	1,034	26,988	151,064	202,071	192,571	393,141	40,386	1,007,255
Risk rating 5	—	10,589	2,083	86,174	38,542	228,508	124	366,020
Risk rating 6	—	—	15,629	1,763	14,048	46,292	84	77,816
Risk rating 7	—	—	—	—	—	557	—	557
Risk rating 8	—	—	—	—	—	94	—	94
Total non-farm/non-residential	45,072	330,928	501,020	739,443	513,168	1,857,194	302,317	4,289,142
Construction/land development
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	243	—	243
Risk rating 3	31,274	241,608	144,498	68,865	29,756	73,258	134,788	724,047
Risk rating 4	10,728	174,120	452,731	73,793	41,076	46,437	54,926	853,811
Risk rating 5	—	—	457	388	21,902	1,224	1	23,972
Risk rating 6	—	—	734	82	—	10,084	—	10,900
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	42,002	415,728	598,420	143,128	92,734	131,246	189,715	1,612,973
Agricultural
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	2,084	31,979	8,338	8,549	5,648	27,993	5,601	90,192
Risk rating 4	66	2,142	520	1,192	876	16,066	848	21,710
Risk rating 5	—	—	—	—	—	116	—	116
Risk rating 6	—	46	—	—	—	1,318	—	1,364
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	2,150	34,167	8,858	9,741	6,524	45,493	6,449	113,382
Total commercial real estate loans	$89,224	$780,823	$1,108,298	$892,312	$612,426	$2,033,933	$498,481	$6,015,497
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$47	$—	$—	$86	$118	$251
Risk rating 2	—	—	—	—	—	62	1	63
Risk rating 3	86,245	175,228	175,063	141,871	125,404	411,607	106,087	1,221,505
Risk rating 4	—	4,250	11,630	26,214	19,651	74,481	30,766	166,992
Risk rating 5	—	—	1,178	1,359	4,662	6,334	964	14,497
Risk rating 6	290	1,976	2,681	1,339	1,466	19,512	6,950	34,214
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	6	18	—	24
Total residential 1-4 family	86,535	181,454	190,599	170,783	151,189	512,100	144,886	1,437,546
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	161	19,461	23,518	55,875	10,815	59,652	6,467	175,949
Risk rating 4	—	478	3,985	101,146	11,328	20,981	37,799	175,717
Risk rating 5	—	—	—	—	—	24,928	—	24,928
Risk rating 6	—	—	—	—	895	172	—	1,067
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	161	19,939	27,503	157,021	23,038	105,733	44,266	377,661
Total real estate	$175,920	$982,216	$1,326,400	$1,220,116	$786,653	$2,651,766	$687,633	$7,830,704

	March 31, 2021
	Term Loans Amortized Cost Basis by Origination Year, Continued
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Consumer
Risk rating 1	$735	$2,721	$1,988	$1,418	$361	$2,088	$1,864	$11,175
Risk rating 2	—	—	47	759	—	11	57	874
Risk rating 3	53,370	218,205	174,945	142,314	86,467	125,075	12,315	812,691
Risk rating 4	374	1,882	3,717	2,082	148	3,236	92	11,531
Risk rating 5	—	120	—	105	198	788	—	1,211
Risk rating 6	—	29	397	478	1	1,388	44	2,337
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total consumer	54,479	222,957	181,094	147,156	87,175	132,586	14,372	839,819
Commercial and industrial
Risk rating 1	$270,945	$342,512	$421	$233	$175	$21,627	$11,177	$647,090
Risk rating 2	30	25	180	—	93	579	297	1,204
Risk rating 3	20,700	92,131	117,920	64,027	35,759	74,584	132,787	537,908
Risk rating 4	33,864	35,042	119,236	143,526	37,659	45,436	81,276	496,039
Risk rating 5	—	3,143	16,592	11,257	6,097	3,653	10,526	51,268
Risk rating 6	—	15,502	4,767	28,608	3,207	6,221	2,955	61,260
Risk rating 7	—	—	2	—	—	—	—	2
Risk rating 8	—	2	1	1	—	9	3	16
Total commercial and industrial	325,539	488,357	259,119	247,652	82,990	152,109	239,021	1,794,787
Agricultural and other
Risk rating 1	$18,659	$35,633	$49	$53	$—	$131	$1,260	$55,785
Risk rating 2	—	15	4,571	—	—	2,118	1,106	7,810
Risk rating 3	15,492	70,196	6,601	4,780	4,819	52,180	28,287	182,355
Risk rating 4	2,382	442	4,525	1,560	1,081	2,597	52,147	64,734
Risk rating 5	—	—	—	—	—	605	—	605
Risk rating 6	—	—	30	17	34	1,756	57	1,894
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	36,533	106,286	15,776	6,410	5,934	59,387	82,857	313,183
Total	$592,471	$1,799,816	$1,782,389	$1,621,334	$962,752	$2,995,848	$1,023,883	$10,778,493

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	25	25
Risk rating 3	301,237	340,562	546,670	286,173	289,483	942,449	266,867	2,973,441
Risk rating 4	27,239	139,354	161,461	265,684	197,979	300,055	17,305	1,109,077
Risk rating 5	10,591	16,865	67,089	7,764	108,885	84,609	750	296,553
Risk rating 6	—	859	2,289	987	4,577	40,600	86	49,398
Risk rating 7	—	—	—	—	—	552	—	552
Risk rating 8	—	—	—	—	—	14	—	14
Total non-farm/non-residential	339,067	497,640	777,509	560,608	600,924	1,368,279	285,033	4,429,060
Construction/land development
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	283	—	283
Risk rating 3	211,567	181,257	91,323	33,986	25,600	54,245	115,120	713,098
Risk rating 4	129,599	417,737	92,032	46,249	17,161	32,060	76,845	811,683
Risk rating 5	—	—	392	21,892	—	1,227	545	24,056
Risk rating 6	—	763	98	63	157	12,065	—	13,146
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	1	—	31	—	32
Total construction/land development	341,166	599,757	183,845	102,191	42,918	99,911	192,510	1,562,298
Agricultural
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	33,428	8,885	9,119	5,397	3,935	25,159	5,538	91,461
Risk rating 4	2,141	535	1,206	681	5,499	10,735	665	21,462
Risk rating 5	—	—	—	—	—	116	—	116
Risk rating 6	47	—	—	—	—	1,345	—	1,392
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	35,616	9,420	10,325	6,078	9,434	37,355	6,203	114,431
Total commercial real estate loans	$715,849	$1,106,817	$971,679	$668,877	$653,276	$1,505,545	$483,746	$6,105,789
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$47	$—	$—	$76	$12	$120	$255
Risk rating 2	—	—	—	—	—	423	1,540	1,963
Risk rating 3	237,991	184,578	151,478	139,096	119,642	343,381	119,186	1,295,352
Risk rating 4	4,626	12,716	32,594	20,687	16,148	68,328	30,137	185,236
Risk rating 5	—	—	1,363	4,700	383	5,344	516	12,306
Risk rating 6	554	5,973	829	2,084	3,222	18,074	10,257	40,993
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	8	144	152
Total residential 1-4 family	243,171	203,314	186,264	166,567	139,471	435,570	161,900	1,536,257
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	19,033	60,175	87,104	11,477	8,092	59,592	6,386	251,859
Risk rating 4	477	6,358	101,364	93,475	1,924	17,672	37,286	258,556
Risk rating 5	—	—	—	—	—	24,945	—	24,945
Risk rating 6	—	—	—	894	—	284	—	1,178
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	19,510	66,533	188,468	105,846	10,016	102,493	43,672	536,538
Total real estate	$978,530	$1,376,664	$1,346,411	$941,290	$802,763	$2,043,608	$689,318	$8,178,584

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year, Continued
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Consumer
Risk rating 1	$3,389	$2,375	$1,596	$485	$828	$1,428	$1,957	$12,058
Risk rating 2	—	47	931	—	—	12	57	1,047
Risk rating 3	229,189	192,054	152,646	97,812	68,585	68,871	20,094	829,251
Risk rating 4	3,699	3,479	2,769	1,411	1,371	1,991	117	14,837
Risk rating 5	144	737	22	198	568	321	—	1,990
Risk rating 6	12	361	566	3	2,052	2,468	45	5,507
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total consumer	236,433	199,053	158,530	99,909	73,404	75,091	22,270	864,690
Commercial and industrial
Risk rating 1	$632,735	$506	$271	$183	$20,199	$1,445	$10,023	$665,362
Risk rating 2	29	187	2	96	67	623	268	1,272
Risk rating 3	80,586	131,717	62,814	35,651	39,502	52,743	135,590	538,603
Risk rating 4	68,032	144,867	149,445	42,416	15,138	43,065	115,341	578,304
Risk rating 5	3,195	16,341	11,283	346	251	448	10,637	42,501
Risk rating 6	1,261	4,086	30,834	22,992	2,615	5,198	3,405	70,391
Risk rating 7	—	3	—	—	—	—	—	3
Risk rating 8	1	—	1	—	4	—	—	6
Total commercial and industrial	785,839	297,707	254,650	101,684	77,776	103,522	275,264	1,896,442
Agricultural and other
Risk rating 1	$59,248	$51	$53	$—	$110	$27	$1,036	$60,525
Risk rating 2	16	4,571	—	—	—	2,859	1,159	8,605
Risk rating 3	78,305	7,045	5,050	5,045	18,445	36,925	42,401	193,216
Risk rating 4	1,043	5,041	1,592	1,096	895	1,703	4,600	15,970
Risk rating 5	—	—	—	—	—	605	—	605
Risk rating 6	—	219	18	—	223	1,624	—	2,084
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	138,612	16,927	6,713	6,141	19,673	43,743	49,196	281,005
Total	$2,139,414	$1,890,351	$1,766,304	$1,149,024	$973,616	$2,265,964	$1,036,048	$11,220,721

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$45,072	$320,787	$486,244	$714,285	$476,750	$1,635,825	$302,233	$3,981,196
Non-performing	—	10,141	14,776	25,158	36,418	221,369	84	307,946
Total non-farm/ non-residential	45,072	330,928	501,020	739,443	513,168	1,857,194	302,317	4,289,142
Construction/land development
Performing	$42,002	$415,728	$597,686	$143,105	$92,672	$127,478	$189,715	$1,608,386
Non-performing	—	—	734	23	62	3,768	—	4,587
Total construction/ land development	42,002	415,728	598,420	143,128	92,734	131,246	189,715	1,612,973
Agricultural
Performing	$2,150	$34,167	$8,858	$9,741	$6,524	$44,631	$6,449	$112,520
Non-performing	—	—	—	—	—	862	—	862
Total agricultural	2,150	34,167	8,858	9,741	6,524	45,493	6,449	113,382
Total commercial real estate loans	$89,224	$780,823	$1,108,298	$892,312	$612,426	$2,033,933	$498,481	$6,015,497
Residential real estate loans
Residential 1-4 family
Performing	$86,535	$179,180	$188,053	$170,012	$146,071	$501,478	$138,758	$1,410,087
Non-performing	—	2,274	2,546	771	5,118	10,622	6,128	27,459
Total residential 1-4 family	86,535	181,454	190,599	170,783	151,189	512,100	144,886	1,437,546
Multifamily residential
Performing	$161	$19,939	$27,503	$157,021	$23,038	$105,561	$44,266	$377,489
Non-performing	—	—	—	—	—	172	—	172
Total multifamily residential	161	19,939	27,503	157,021	23,038	105,733	44,266	377,661
Total real estate	$175,920	$982,216	$1,326,400	$1,220,116	$786,653	$2,651,766	$687,633	$7,830,704
Consumer
Performing	$54,479	$222,930	$180,740	$147,038	$87,173	$130,948	$14,365	$837,673
Non-performing	—	27	354	118	2	1,638	7	2,146
Total consumer	54,479	222,957	181,094	147,156	87,175	132,586	14,372	839,819
Commercial and industrial
Performing	$325,539	$488,294	$254,644	$241,302	$80,014	$147,647	$238,270	$1,775,710
Non-performing	—	63	4,475	6,350	2,976	4,462	751	19,077
Total commercial and industrial	325,539	488,357	259,119	247,652	82,990	152,109	239,021	1,794,787
Agricultural and other
Performing	$36,533	$106,286	$15,776	$6,393	$5,900	$58,350	$82,857	$312,095
Non-performing	—	—	—	17	34	1,037	—	1,088
Total agricultural and other	36,533	106,286	15,776	6,410	5,934	59,387	82,857	313,183
Total	$592,471	$1,799,816	$1,782,389	$1,621,334	$962,752	$2,995,848	$1,023,883	$10,778,493

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$339,067	$497,640	$775,220	$560,279	$598,074	$1,326,404	$284,947	$4,381,631
Non-performing	—	—	2,289	329	2,850	41,875	86	47,429
Total non-farm/ non-residential	339,067	497,640	777,509	560,608	600,924	1,368,279	285,033	4,429,060
Construction/land development
Performing	$341,166	$598,995	$183,821	$102,127	$42,779	$94,888	$192,510	$1,556,286
Non-performing	—	762	24	64	139	5,023	—	6,012
Total construction/ land development	341,166	599,757	183,845	102,191	42,918	99,911	192,510	1,562,298
Agricultural
Performing	$35,616	$9,420	$10,325	$6,078	$9,434	$36,476	$6,203	$113,552
Non-performing	—	—	—	—	—	879	—	879
Total agricultural	35,616	9,420	10,325	6,078	9,434	37,355	6,203	114,431
Total commercial real estate loans	$715,849	$1,106,817	$971,679	$668,877	$653,276	$1,505,545	$483,746	$6,105,789
Residential real estate loans
Residential 1-4 family
Performing	$242,505	$196,951	$185,316	$161,274	$137,840	$425,056	$154,902	$1,503,844
Non-performing	666	6,363	948	5,293	1,631	10,514	6,998	32,413
Total residential 1-4 family	243,171	203,314	186,264	166,567	139,471	435,570	161,900	1,536,257
Multifamily residential
Performing	$19,510	$66,533	$188,468	$105,846	$10,016	$102,320	$43,672	$536,365
Non-performing	—	—	—	—	—	173	—	173
Total multifamily residential	19,510	66,533	188,468	105,846	10,016	102,493	43,672	536,538
Total real estate	$978,530	$1,376,664	$1,346,411	$941,290	$802,763	$2,043,608	$689,318	$8,178,584
Consumer
Performing	$236,395	$198,737	$158,324	$99,905	$71,924	$73,448	$22,263	$860,996
Non-performing	38	316	206	4	1,480	1,643	7	3,694
Total consumer	236,433	199,053	158,530	99,909	73,404	75,091	22,270	864,690
Commercial and industrial
Performing	$785,776	$293,938	$246,177	$98,664	$76,427	$100,050	$274,383	$1,875,415
Non-performing	63	3,769	8,473	3,020	1,349	3,472	881	21,027
Total commercial and industrial	785,839	297,707	254,650	101,684	77,776	103,522	275,264	1,896,442
Agricultural and other
Performing	$138,612	$16,927	$6,695	$6,141	$19,450	$42,927	$49,196	$279,948
Non-performing	—	—	18	—	223	816	—	1,057
Total agricultural and other	138,612	16,927	6,713	6,141	19,673	43,743	49,196	281,005
Total	$2,139,414	$1,890,351	$1,766,304	$1,149,024	$973,616	$2,265,964	$1,036,048	$11,220,721

The Company had approximately $8.6 million or 72 total revolving loans convert to term loans for the three months ended March 31, 2021 compared to $50.8 million or 109 total revolving loans convert to term loans for the three months ended March 31, 2020.  These loans were considered immaterial for vintage disclosure inclusion.

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$14	$11,396	$4,069	$616	$4,353	$9,038
Construction/land development	2	58	—	5	8	13
Agricultural	1	282	265	—	—	265
Residential real estate loans
Residential 1-4 family	21	2,913	1,417	162	405	1,984
Total real estate	38	14,649	5,751	783	4,766	11,300
Consumer	1	17	14	—	—	14
Commercial and industrial	10	2,389	262	112	91	465
Total	$49	$17,055	$6,027	$895	$4,857	$11,779

	December 31, 2020
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	14	$11,510	$4,350	$383	$4,723	$9,456
Construction/land development	2	58	—	7	9	16
Agricultural	1	282	267	—	—	267
Residential real estate loans
Residential 1-4 family	21	2,913	1,441	165	431	2,037
Multifamily residential	—	—	—	—	—	—
Total real estate	38	14,763	6,058	555	5,163	11,776
Consumer	1	17	14	—	—	14
Commercial and industrial	12	2,470	308	127	91	526
Total	51	$17,250	$6,380	$682	$5,254	$12,316

The following is a presentation of TDRs on non-accrual status as of March 31, 2021 and December 31, 2020 because they are not in compliance with the modified terms:

	March 31, 2021		December 31, 2020
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	2	$248	2	$350
Construction/land development	1	8	1	9
Agricultural	1	265	1	267
Residential real estate loans
Residential 1-4 family	7	524	7	547
Total real estate	11	1,045	11	1,173
Commercial and industrial	7	355	8	414
Total	18	$1,400	19	$1,587

The following is a presentation of total foreclosed assets as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$953	$438
Construction/land development	910	3,189
Residential real estate loans
Residential 1-4 family	1,141	793
Total foreclosed assets held for sale	$3,004	$4,420

The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The purchase price of the loans at acquisition was $1.3 million, and a $357,000 allowance for credit losses was recorded on these loans at acquisition along with a $17,000 non-credit premium. The allowance and non-credit premium resulted in a par value of $1.0 million for these loans at acquisition. As of March 31, 2021 and December 31, 2020, the balance of purchase credit deteriorated loans was approximately $605,000 and $760,000, respectively.

6.  Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Goodwill
Balance, beginning of period	$973,025	$958,408
Acquisitions	—	14,617
Balance, end of period	$973,025	$973,025

	March 31, 2021	December 31, 2020
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$30,728	$36,572
Amortization expense	(1,421)	(1,517)
Balance, March 31	29,307	35,055
Amortization expense		(4,327)
Balance, end of year		$30,728

The carrying basis and accumulated amortization of core deposits and other intangibles at March 31, 2021 and December 31, 2020 were:

	March 31, 2021	December 31, 2020
	(In thousands)
Gross carrying basis	$86,625	$86,625
Accumulated amortization	(57,318)	(55,897)
Net carrying amount	$29,307	$30,728

 Core deposit and other intangible amortization expense was approximately $1.4 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively. The Company’s estimated amortization expense of core deposits and other intangibles for each of the years 2021 through 2025 is approximately: 2021 – $5.7 million; 2022 – $5.7 million; 2023 – $5.5 million; 2024 – $4.3 million; 2025 - $3.9 million.

The carrying amount of the Company’s goodwill was $973.0 million at both March 31, 2021 and December 31, 2020.  Goodwill is tested annually for impairment during the fourth quarter or more often if events and circumstances indicate there may be an impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7.  Other Assets

Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets.  As of March 31, 2021 and December 31, 2020, other assets were $166.8 million and $164.9 million, respectively.

The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”).  These equity securities without a readily determinable fair value were $86.7 million at March 31, 2021 and December 31, 2020, and are accounted for at cost.

The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321.  These equity securities without a readily determinable fair value were $28.2 million at March 31, 2021 and December 31, 2020.  There were no observable transactions during the period that would indicate a material change in fair value. Therefore, these investments were accounted for at cost, less impairment.

8.  Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $558.0 million at March 31, 2021 and December 31, 2020.  The aggregate amount of time deposits with a minimum denomination of $100,000 was $809.6 million and $864.3 million at March 31, 2021 and December 31, 2020, respectively.  Interest expense applicable to certificates in excess of $100,000 totaled $2.4 million and $7.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, brokered deposits were $625.7 million and $635.7 million, respectively.

Deposits totaling approximately $1.97 billion and $1.98 billion at March 31, 2021 and December 31, 2020, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9.  Securities Sold Under Agreements to Repurchase

At March 31, 2021 and December 31, 2020, securities sold under agreements to repurchase totaled $162.9 million and $168.9 million, respectively. For the three-month periods ended March 31, 2021 and 2020, securities sold under agreements to repurchase daily weighted-average totaled $159.7 million and $138.2 million, respectively.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2021 and December 31, 2020 is presented in the following tables:

	March 31, 2021
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$10,596	$—	$—	$—	$10,596
Mortgage-backed securities	14,005	—	—	—	14,005
State and political subdivisions	134,847	—	—	—	134,847
Other securities	3,481	—	—	—	3,481
Total borrowings	$162,929	$—	$—	$—	$162,929

	December 31, 2020
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$11,166	$—	$—	$—	$11,166
Mortgage-backed securities	18,830	—	—	—	18,830
State and political subdivisions	135,308	—	—	—	135,308
Other securities	3,627	—	—	—	3,627
Total borrowings	$168,931	$—	$—	$—	$168,931

10.  FHLB and Other Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $400.0 million at both March 31, 2021 and December 31, 2020. The Company had no other borrowed funds as of March 31, 2021 or December 31, 2020. At March 31, 2021 and December 31, 2020, all of the outstanding balances were classified as long-term advances.  The FHLB advances mature in 2033 with fixed interest rates ranging from 1.76% to 2.26%.  Maturities of borrowings as of March 31, 2021 include: 2021 – zero; 2022 – zero; 2023 – zero; 2024 – zero; 2025 – zero; after 2025 – $400.0 million. Expected maturities could differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $1.15 billion and $1.11 billion at March 31, 2021 and December 31, 2020, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at March 31, 2021 and December 31, 2020, respectively.

The parent company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at March 31, 2021 and December 31, 2020 was zero.

11.  Subordinated Debentures

Subordinated debentures at March 31, 2021 and December 31, 2020 consisted of subordinated debt securities and guaranteed payments on trust preferred securities with the following components:

	As of March 31,	As of December 31,
	2021	2020
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	4,464	4,452
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	5,872	5,849
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	299,353	299,199
Total	$370,515	$370,326

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

12.  Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Current:
Federal	$31,535	$22,450
State	10,439	7,432
Total current	41,974	29,882
Deferred:
Federal	(9,825)	(24,649)
State	(3,253)	(8,160)
Total deferred	(13,078)	(32,809)
Income tax (benefit) expense	$28,896	$(2,927)

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Statutory federal income tax rate	21.00%	21.00%
Effect of non-taxable interest income	(0.91)	30.08
Stock compensation	0.33	6.78
State income taxes, net of federal benefit	4.26	55.74
Executive officer compensation & other	(0.70)	7.35
Effective income tax rate	23.98%	120.95%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$71,483	$72,445
Deferred compensation	2,701	4,741
Stock compensation	4,806	4,768
Non-accrual interest income	941	775
Real estate owned	131	620
Loan discounts	5,077	6,806
Tax basis premium/discount on acquisitions	4,639	5,101
Investments	320	502
Deposits	(41)	(33)
Other	5,424	5,855
Gross deferred tax assets	95,481	101,580
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	232	1,929
Unrealized gain on securities available-for-sale	3,841	15,072
Core deposit intangibles	6,726	7,056
FHLB dividends	2,783	2,711
Other	4,754	4,563
Gross deferred tax liabilities	18,336	31,331
Net deferred tax assets	$77,145	$70,249

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Alabama, Arizona, Arkansas, California, Florida, Georgia, Illinois, Kentucky, Maryland, New York, Oklahoma, Missouri, Pennsylvania, Tennessee, Texas and Wisconsin.  The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2018.

13. Common Stock, Compensation Plans and Other

Common Stock

As of March 31, 2021, the Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share.

The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation, as amended.

Stock Repurchases

During the first three months of 2021, the Company repurchased a total of 330,000 shares with a weighted-average stock price of $26.55 per share. Shares repurchased under the program as of March 31, 2021 since its inception total 16,238,335 shares. The remaining balance available for repurchase is 23,513,665 shares at March 31, 2021.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of March 31, 2021, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 13,288,000.  At March 31, 2021, the Company had approximately 1,515,000 shares of common stock remaining available for future grants and approximately 4,614,000 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

The intrinsic value of the stock options outstanding and stock options vested at March 31, 2021 was $21.7 million and $13.7 million. The intrinsic value of stock options exercised during the three months ended March 31, 2021 was approximately $1.6 million. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $6.7 million as of March 31, 2021.

The table below summarizes the stock option transactions under the Plan at March 31, 2021 and December 31, 2020 and changes during the three-month period and year then ended:

	For the Three Months Ended March 31, 2021		For the Year Ended December 31, 2020
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	3,254	$19.77	3,411	$19.60
Granted	14	21.68	—	—
Forfeited/Expired	(1)	23.51	(76)	21.95
Exercised	(168)	14.91	(81)	10.61
Outstanding, end of period	3,099	20.04	3,254	19.77
Exercisable, end of period	1,368	$17.04	1,537	$16.82

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value.  For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model.  Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options.  The weighted-average fair value of options granted during the three months ended March 31, 2021 was $11.11 per share. There were no options granted during the year ended December 31, 2020.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

The assumptions used in determining the fair value of the 2021 and 2020 stock option grants were as follows:

	For the Three Months Ended March 31, 2021	For the Year Ended December 31, 2020
Expected dividend yield	2.59%	Not Applicable
Expected stock price volatility	70.13%	Not Applicable
Risk-free interest rate	0.75%	Not Applicable
Expected life of options	6.5 years	Not Applicable

The following is a summary of currently outstanding and exercisable options at March 31, 2021:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$6.56 to $8.62	164	1.65	$8.32	164	$8.32
$9.54 to $14.71	140	3.30	13.23	140	13.23
$16.77 to $16.86	130	3.39	16.80	130	16.80
$17.12 to $17.36	102	3.97	17.14	102	17.14
$17.40 to $18.46	870	4.38	18.45	605	18.45
$18.50 to $20.16	63	7.58	19.21	19	19.48
$20.58 to $21.25	163	5.01	21.08	125	21.10
$21.31 to $22.22	112	7.35	22.18	40	22.22
$22.70 to $23.32	1,274	7.31	23.32	1	22.70
$23.51 to $25.96	81	6.23	25.63	42	25.96
	3,099			1,368

The table below summarized the activity for the Company’s restricted stock issued and outstanding at March 31, 2021 and December 31, 2020 and changes during the period and year then ended:

	As of March 31, 2021	As of December 31, 2020
	(In thousands)
Beginning of year	1,371	1,636
Issued	215	264
Vested	(235)	(453)
Forfeited	—	(76)
End of period	1,351	1,371
Amount of expense for three months and twelve months ended, respectively	$1,664	$6,824

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $20.9 million as of March 31, 2021.

14.  Non-Interest Expense

The table below shows the components of non-interest expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Salaries and employee benefits	$42,059	$39,329
Occupancy and equipment	9,237	8,873
Data processing expense	5,870	4,326
Other operating expenses:
Advertising	1,046	1,226
Merger and acquisition expenses	—	711
Amortization of intangibles	1,421	1,517
Electronic banking expense	2,238	1,715
Directors’ fees	383	424
Due from bank service charges	249	223
FDIC and state assessment	1,363	1,548
Insurance	781	746
Legal and accounting	846	919
Other professional fees	1,613	3,226
Operating supplies	487	535
Postage	338	327
Telephone	346	324
Other expense	4,589	4,505
Total other operating expenses	15,700	17,946
Total non-interest expense	$72,866	$70,474

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

As of March 31, 2021, the balances of the right-of-use asset and lease liability was $39.6 million and $42.4 million, respectively. As of December 31, 2020, the balances of the right-of-use asset and lease liability was $40.2 million and $43.0 million, respectively The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
2021	$8,303	$8,235
2022	6,776	6,486
2023	6,178	5,714
2024	5,601	5,262
2025	5,301	4,818
Thereafter	28,056	27,453
Total future minimum lease payments	$60,215	$57,968
Discount effect of cash flows	(17,812)	(14,922)
Present value of net future minimum lease payments	$42,403	$43,046

Additional information (dollar amounts in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
Lease expense:	2021	2020
Operating lease expense	$2,009	$2,014
Short-term lease expense	4	17
Variable lease expense	256	255
Total lease expense	$2,269	$2,286
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$1,994	$1,974
Weighted-average remaining lease term (in years)	11.87	10.31
Weighted-average discount rate	3.52%	3.61%

The Company currently leases three properties from three related parties. Total rent expense from the leases was $35,000 or 1.54% of total lease expense and $35,000 or 1.55% of total lease expense for the three months ended March 31, 2021 and 2020, respectively.

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

Although the Company has a diversified loan portfolio, at March 31, 2021 and December 31, 2020, commercial real estate loans represented 55.8% and 54.4% of total loans receivable, respectively, and 227.4% and 234.3% of total stockholders’ equity at March 31, 2021 and December 31, 2020, respectively.  Residential real estate loans represented 16.8% and 18.5% of total loans receivable and 68.6% and 79.6% of total stockholders’ equity at March 31, 2021 and December 31, 2020, respectively.

Approximately 73.0% of the Company’s total loans and 76.2% of the Company’s real estate loans as of March 31, 2021, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.

Beginning in the first quarter of 2020, the COVID-19 pandemic negatively impacted the U.S. and global economy; disrupted U.S. and global supply chains; lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; increased unemployment levels and decreased consumer confidence. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in our footprint. The pandemic has caused the Company, and could continue to cause the Company, to recognize credit losses in our loan portfolios and increases in our allowance for credit losses and could cause further volatility in the valuation of real estate and other collateral supporting loans. As of March 31, 2021, the markets in which we operate have begun to experience economic recovery as unemployment rates have declined, COVID-19 vaccination rates have increased, and communities have begun to reopen for business activity.  However, there is still a significant amount of uncertainty related to the COVID-19 pandemic which may slow the anticipated economic recovery.  The Company determined that an additional provision for credit losses on loans was not necessary as the current level of the allowance for credit losses was considered adequate as of March 31, 2021. In addition, the Company determined that the current level of  the unfunded commitment reserve was adequate, and no additional unfunded commitments expense was necessary as of March 31, 2021. The financial statements have been prepared using values and information currently available to the Company. The Company is continuing to closely monitor the situation.

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

At March 31, 2021 and December 31, 2020, commitments to extend credit of $2.78 billion and $2.82 billion, respectively, were outstanding.  A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.  The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2021 and December 31, 2020, is $56.3 million and $56.1 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

18.  Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years.  During the first three months of 2021, the Company requested approximately $66.0 million in regular dividends from its banking subsidiary.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of March 31, 2021, the Company meets all capital adequacy requirements to which it is subject.

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 27, 2020, the federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule, which is reflected in the risk-based capital ratios presented below

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” and certain provisions of the Dodd-Frank Act (“Basel III”). Basel III applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies. Basel III became effective for the Company and its bank subsidiary on January 1, 2015. Basel III limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% of common equity Tier 1 capital to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in beginning January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019 when the phase-in period ended, and the full capital conservation buffer requirement became effective.

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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio.  As of March 31, 2021, the Bank met the capital standards for a well-capitalized institution.  The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 14.34%, 11.13%, 14.95%, and 18.76%, respectively, as of March 31, 2021.

19.  Additional Cash Flow Information

In connection with the LH-Finance acquisition, accounted for using the purchase method, the Company acquired approximately $409.1 million in assets, including $407.4 million in loans as of February 29, 2020, and paid $421.2 million in cash.

The following is a summary of the Company’s additional cash flow information during the three-month periods ended:

	March 31,
	2021	2020
	(In thousands)
Interest paid	$10,719	$28,342
Income taxes paid	1,205	1,502
Assets acquired by foreclosure	1,786	1,255

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

Financial Assets and Liabilities Measured on a Recurring Basis

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value.  The Company does not have any Level 1 securities.  Primarily all of the Company's securities are considered to be Level 2 securities.  These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  As of March 31, 2021 and December 31, 2020, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2021 and 2020. See Note 3 for additional detail related to investment securities.

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

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value.  Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent.  A portion of the allowance for credit losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for credit losses to require an increase, such increase is reported as a component of the provision for credit losses.  The fair value of loans with specific allocated losses was $307.2 million  and $102.1 million as of March 31, 2021 and December 31, 2020, respectively.  The increase in collateral-dependent impaired loans was due to the Company changing the valuation for lodging and assisted living loans to a market price valuation methodology. This involved assigning a 15% discount of par for these impaired loans. The 15% figure was derived based on knowledge of current hotel and assisted living offerings in the loan sale market. In the event of default, liquidation would be achieved through a loan sale. The Company is continuing to monitor these impaired loans and will adjust the discount as necessary. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $58,000 and $242,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended March 31, 2021 and 2020, respectively.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral.  As of March 31, 2021 and December 31, 2020, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $3.0 million and $4.4 million, respectively.

No foreclosed assets held for sale were remeasured during the three months ended March 31, 2021. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans and foreclosed assets primarily relate to customized discounting criteria applied to the customer’s reported amount of collateral.  The amount of the collateral discount depends upon the condition and marketability of the underlying collateral.  As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from 20% to 80% for commercial and residential real estate collateral.

Fair Values of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

	March 31, 2021
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$2,478,548	$2,478,548	1
Loans receivable, net of impaired loans and allowance	10,228,319	10,568,244	3
Accrued interest receivable	55,495	55,495	1
FHLB, Federal Reserve & First National Bankers Bank stock; other equity investments	114,915	114,915	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$3,859,722	$3,859,722	1
Savings and interest-bearing transaction accounts	8,477,208	8,477,208	1
Time deposits	1,175,664	1,196,743	3
Securities sold under agreements to repurchase	162,929	162,929	1
FHLB and other borrowed funds	400,000	402,342	2
Accrued interest payable	9,769	9,769	1
Subordinated debentures	370,515	377,889	3

	December 31, 2020
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,263,788	$1,263,788	1
Loans receivable, net of impaired loans and allowance	10,873,120	11,292,004	3
Accrued interest receivable	60,528	60,528	1
FHLB, Federal Reserve & First National Bankers Bank stock; other equity investments	114,854	114,854	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$3,266,753	$3,266,753	1
Savings and interest-bearing transaction accounts	8,212,240	8,212,240	1
Time deposits	1,246,797	1,266,430	3
Securities sold under agreements to repurchase	168,931	168,931	1
FHLB and other borrowed funds	400,000	414,207	2
Accrued interest payable	5,925	5,925	1
Subordinated debentures	370,326	378,981	3

21.  Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment.  Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit.  The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption was permitted for annual or interim goodwill impairment testing performed after January 1, 2017.  The Company has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value.  During 2020, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company’s goodwill was not considered impaired.  The Company adopted the guidance effective January 1, 2020, and its adoption did not have a significant impact on our financial position or financial statement disclosures. The current accounting policies and processes have not changed, except for the elimination of the Step 2 analysis.

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. The amendments provide transition relief for entities adopting the Board’s credit losses standard, ASU 2016-13. Specifically, ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that were previously recorded at amortized cost and are within the scope of the credit losses guidance in ASC 326-20, are eligible for the fair value option under ASC 825-10, and are not held-to-maturity debt securities. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the standard guidance effective January 1, 2020, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The amendments clarify that the allowance for credit losses for purchased financial assets with credit deterioration should include expected recoveries of amounts previously written off and expected to be written off by the entity and should not exceed the aggregate of amounts of the amortized cost basis previously written off and expected to be written off by an entity. The amendments also clarify that when a method other than a discounted cash flow method is used to estimate expected credit losses, the expected recoveries should not include any amounts that result in an acceleration of the noncredit discount. An entity may include increases in expected cash flows after acquisition. Also, the amendments provide transition relief by permitting entities an accounting policy election to adjust the effective interest rate on existing TDRs using prepayment assumptions on the date of adoption of Topic 326 rather than the prepayment assumption in effect immediately before the restructuring. The amendments extend the disclosure relief for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis. In addition, the amendments clarify that an entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing financial asset to apply the practical expedient. The entity applying the practical expedient should estimate the expected credit losses for any difference between the amount of the amortized cost basis that is greater than the fair value of the collateral that is greater than the fair value of the collateral securing the financial asset. An entity may determine that the expectation of nonpayment for the amount of the amortized cost basis equal to the fair value of the collateral securing the financial asset is zero. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the standard guidance effective January 1, 2020, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in the update simplify the accounting for income taxes by removing the exception to the incremental approach  for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in the update also simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; however, an entity may elect to do so on an entity-by-entity basis for a legal entity that is both not subject to tax and disregarded by the taxing authority. The amendments require that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.  The Company adopted the guidance effective January 1, 2021, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. Section 4013 of the CARES Act provides financial institutions the temporary option to not apply ASC Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, to certain loan modifications related to COVID-19 made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after termination of the President’s national emergency declaration for COVID-19. On December 28, 2020, an extension of section 4013 of the CARES Act, provided institutions with an extension of the temporary option to not apply ASC Subtopic 310-40 until January 1, 2022. Further, financial institutions do not need to determine impairment associated with certain loan concessions that would otherwise have been required for TDRs (e.g., interest rate concessions, payment deferrals, or loan extensions). The Company has relied on Section 4013 of the CARES Act in accounting for loan modifications since the 4th quarter 2020. The Company has granted loan modification to 49 outstanding loans for a total of $326.1 million as of March 31, 2021.  All of the customers currently on deferment chose principal deferment only and now have returned to paying interest monthly.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

Results of Review of Interim Consolidated Financial Statements

We have reviewed the condensed consolidated balance sheet of Home BancShares, Inc. and subsidiaries (the "Company") as of March 31, 2021, and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information” or “statements").  Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2020, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 26, 2021, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 6, 2021

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on February 26, 2021, which includes the audited financial statements for the year ended December 31, 2020. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of March 31, 2021, we had, on a consolidated basis, total assets of $17.24 billion, loans receivable, net of $10.54 billion, total deposits of $13.51 billion, and stockholders’ equity of $2.65 billion.

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

Table 1:  Key Financial Measures

	As of or for the Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands, except per share data)
Total assets	$17,240,241	$15,531,732
Loans receivable	10,778,493	11,384,982
Allowance for credit losses	242,932	228,923
Total deposits	13,512,594	11,514,914
Total stockholders’ equity	2,645,204	2,430,271
Net income	91,602	507
Basic earnings per share	0.55	0.00
Diluted earnings per share	0.55	0.00
Book value per share	16.02	14.72
Tangible book value per share (non-GAAP)(1)	9.95	8.61
Annualized net interest margin – FTE	4.02%	4.22%
Efficiency ratio	36.60	42.08
Efficiency ratio, as adjusted (non-GAAP)(2)	40.67	41.37
Annualized return on average assets	2.22	0.01
Annualized return on average common equity	14.15	0.08

(1)	See Table 19 for the non-GAAP tabular reconciliation.
(2)	See Table 23 for the non-GAAP tabular reconciliation.

Overview

Recent Developments – COVID-19

The rapid spread of the novel coronavirus (“COVID-19”) hit the United States during the first quarter of 2020 and the effects have continued throughout the first quarter of 2021. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The Company has been, and may continue to be, impacted by the pandemic. In recent months, COVID-19 vaccination rates have been increasing and restrictive measures have eased in the majority of our market areas. However, uncertainty remains about the duration of the pandemic as well as the timing and extent of the economic recovery. To address the economic impact of the pandemic, multiple stimulus packages have been enacted to provide economic relief to individuals and businesses.

As the pandemic continues to evolve, we will continue to evaluate protocols and processes in place to execute our business continuity plans and help promote the health and safety of our employees and customers. We have reopened our banking lobbies in order to serve customers in person, while still offering service through drive-thru tellers as well as electronic and online means. To support the health and well-being of our employees, we continue to support working remotely.  To support our customers or to comply with law, we have deferred loan payments for certain consumer and commercial customers, and we have suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and are offering fee waivers, payment deferrals, and other expanded assistance for automobile, mortgage, small business and personal lending customers. Future governmental actions may require these and other types of customer-related responses.

As of  March 31, 2021, the markets in which we operate have begun to experience economic recovery as unemployment rates have declined, COVID-19 vaccination rates have increased, and communities have begun to reopen for business activity.  Our loan deferrals decreased to $326.1 million on 49 loans, as of March 31, 2021, from the December 31, 2020 balance of $330.7 million on 56 loans, with approximately 11% of the initially deferred loan balances returning to full payments of principal and interest following the initial deferral period.  All of the customers currently on deferment totaling $326.1 million chose principal deferment only and now have returned to paying interest monthly.  The hospitality sector has been most negatively impacted by COVID-19 and represents nearly half of the deferment balance as of March 31, 2021. The geographic distribution of these deferrals is similar through all of our markets.  Our review of deferment requests required updated interim operating statements, balance sheet and liquidity verifications, and validation of the current risk rating.

In April 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) established a new federal economic relief program administered by the Small Business Administration (“SBA”) called the Paycheck Protection Program (“PPP”), which provides for 100% federally guaranteed loans to be issued by participating private financial institutions to small businesses for payroll and certain other permitted expenses.  PPP loans are forgivable, in whole or in part, so long as employee and compensation levels of the borrower are maintained, and the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/HCEA Act”) was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. The PPP/HCEA Act authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA. The Consolidated Appropriations Act (“CAA”) was signed into law on December 27, 2020. The CAA also authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA.  As of March 31, 2021, as a participating lender, we have generated 11,661 loans to both existing and new customers totaling $1.20 billion. As of March 31, 2021, the outstanding gross PPP loan balances were $667.3 million. The average loan size was $99,600.

Although the economic and public health outlooks have improved in the United States during the first quarter of 2021, the future impact of the pandemic on our business, results of operations and financial condition remains uncertain. Should current economic conditions deteriorate or if the pandemic intensifies through the spread of more contagious or severe strains of COVID-19, the pandemic could have an adverse effect on our business and results of operations and financial condition.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Our net income increased $91.1 million, or 17,967.5%, to $91.6 million for the three-month period ended March 31, 2021, from $507,000 for the same period in 2020.  On a diluted earnings per share basis, our earnings were $0.55 per share for the three-month period ended March 31, 2021 and $0.00 per share for the three-month period ended March 31, 2020.  During the three-month period ended March 31, 2021, the Company did not record any provision for credit losses compared to $94.6 million for the three-month period ended March 31, 2020.  The $94.6 million of provision for credit losses was primarily due to the COVID-19 pandemic, with $9.3 million for the acquisition of LH-Finance on February 29, 2020. The Company’s provisioning model is closely tied to unemployment rate projections which have continued to improve since the fourth quarter of 2020. The Company determined that an additional provision for credit losses on loans was not necessary as the current level of the allowance for credit losses was considered adequate as of March 31, 2021.  In addition, the Company determined that the current level of the unfunded commitment reserve was adequate and no additional provision for unfunded commitments was necessary as of March 31, 2021. The Company also recorded a $5.8 million adjustment for the increase in fair market value of marketable securities, $8.1 million of special dividend income from one of our equity investments and a $5.1 million recovery on historic losses from loans charged-off prior to acquisition.

Total interest expense decreased by $17.9 million, or 55.1%, and non-interest income increased by $22.3 million, or 97.5%. This was partially offset by a $9.5 million or, 5.5%, decrease in total interest income and a $2.4 million or, 3.4%, increase in non-interest expense. The decrease in interest expense was primarily due to a $16.5 million decrease in interest on deposits and an $823,000 decrease in interest on FHLB borrowed funds.  The increase in non-interest income was primarily due to an $11.6 million increase in the fair value adjustment on marketable securities, a $5.5 million increase in mortgage lending income, a $1.6 million increase in other service charges and fees, and a $4.8 million increase in other income, which was partially offset by a $1.6 million decrease in service charges on deposit accounts. The primary drivers of the decrease in interest income were a $7.2 million decrease in loan interest income, a $1.6 million decrease in investment security income and a $706,000 decrease in interest income on deposits with other banks. The increase in non-interest expense was due to a $2.7 million increase in salaries and employee benefits, a $364,000 increase in occupancy and equipment expense, a $1.5 million increase in data processing expense and was partially offset by a $2.2 million decrease in other operating expenses.  Income tax expense increased by $31.8 million during the quarter due to an increase in net income.

 Our net interest margin decreased from 4.22% for the three-month period ended March 31, 2020 to 4.02% for the three-month period ended March 31, 2021.  The yield on interest earning assets was 4.41% and 5.19% for the three months ended March 31, 2021 and 2020, respectively, as average interest earning assets increased from $13.43 billion to $15.12 billion. The increase in average earning assets is primarily the result of a $1.28 billion increase in average interest-bearing balances due from banks, a $400.7 million increase in average investment securities, and a $15.2 million increase in average loans receivable. Average PPP loan balances were $633.8 million for the three months ended March 31, 2021. These loans bear interest at 1.00% plus the accretion of the origination fee. We recognized total interest income of $11.9 million on PPP loans for the three months ended March 31, 2021. The PPP loans were accretive to the net interest margin by 16 basis points for the three months ended March 31, 2021. This was primarily due to approximately $313.8 million of the Company’s PPP loans being forgiven during the first quarter of 2021 as well as the acceleration of deferred fees for the loans that were forgiven. The COVID-19 pandemic and the resulting governmental response have created a significant amount of excess liquidity in the market.  As a result, we had an increase of $1.28 billion in average interest-bearing cash balances for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.  This excess liquidity was dilutive to the net interest margin by 37 basis points. For the three months ended March 31, 2021 and 2020, we recognized $5.5 million and $7.6 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 6 basis points. We recognized $1.1 million in event interest income for the three months ended March 31, 2021 compared to $558,000 for the three months ended March 31, 2020. This increased the net interest margin by 2 basis points.

Our efficiency ratio was 36.60% for the three months ended March 31, 2021, compared to 42.08% for the same period in 2020.  For the first quarter of 2021, our efficiency ratio, as adjusted (non-GAAP), was 40.67%, an improvement of 70 basis points from the 41.37% reported for the first quarter of 2020. (See Table 23 for the non-GAAP tabular reconciliation).

Our annualized return on average assets was 2.22% for the three months ended March 31, 2021, compared to 0.01% for the same period in 2020.  Our annualized return on average common equity was 14.15% for the three months ended March 31, 2021, compared to 0.08% for the same period in 2020.

Financial Condition as of and for the Period Ended March 31, 2021 and December 31, 2020

Our total assets as of March 31, 2021 increased $841.4 million to $17.24 billion from the $16.40 billion reported as of December 31, 2020.  Cash and cash equivalents increased $1.21 billion, or 96.1%, for the three months ended March 31, 2021. The increase in cash and cash equivalents is primarily due to the significant amount of excess liquidity in the market as a continued result of the COVID-19 pandemic and the accompanying governmental response. Our loan portfolio balance decreased to $10.78 billion as of March 31, 2021 from $11.22 billion at December 31, 2020 due to organic loan decline of $417.8 million and $313.8 million of the Company’s PPP loans being forgiven during the first quarter of 2021, which was partially offset by $289.4 million in new PPP loan originations during the quarter. Total deposits increased $786.8 million to $13.51 billion as of March 31, 2021 from $12.73 billion as of December 31, 2020, which was due customers holding higher deposit balances in response to the COVID-19 pandemic as well as the accompanying governmental response to the pandemic. Stockholders’ equity increased $39.4 million to $2.65 billion as of March 31, 2021, compared to $2.61 billion as of December 31, 2020.  The $39.4 million increase in stockholders’ equity is primarily associated with the $91.6 million in net income for the three months ended March 31, 2021, which was partially offset by the $24.7 million in other comprehensive loss for the three months ended March 31, 2021, $23.2 million of shareholder dividends paid and stock repurchases of $8.8 million in 2021.

Our non-performing loans were $63.4 million, or 0.59% of total loans as of March 31, 2021, compared to $74.1 million, or 0.66% of total loans as of December 31, 2020.  The allowance for credit losses as a percent of non-performing loans increased to 383.47% as of March 31, 2021, from 331.1% as of December 31, 2020.  Non-performing loans from our Arkansas franchise were $23.0 million at March 31, 2021 compared to $24.1 million as of December 31, 2020.  Non-performing loans from our Florida franchise were $35.1 million at March 31, 2021 compared to $43.1 million as of December 31, 2020.  Non-performing loans from our Alabama franchise were $516,000 at March 31, 2021 compared to $530,000 as of December 31, 2020.  Non-performing loans from our SPF franchise were $2.0 million at March 31, 2021 compared to $3.6 million as of December 31, 2020.  Non-performing loans from our Centennial Commercial Finance Group (“CFG”) franchise were $2.8 million at March 31, 2021 and December 31, 2020.

As of March 31, 2021, our non-performing assets decreased to $66.4 million, or 0.38% of total assets, from $78.6 million, or 0.48% of total assets, as of December 31, 2020.  Non-performing assets from our Arkansas franchise were $24.9 million at March 31, 2021 compared to $25.6 million as of December 31, 2020.  Non-performing assets from our Florida franchise were $36.1 million at March 31, 2021 compared to $46.0 million as of December 31, 2020.  Non-performing assets from our Alabama franchise were $550,000 at March 31, 2021 compared to $564,000 as of December 31, 2020.  Non-performing assets from our SPF franchise were $2.0 million at March 31, 2021 compared to $3.6 million as of December 31, 2020.  Non-performing assets from our CFG franchise were $2.8 million at March 31, 2021 and December 31, 2020.

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

•

Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310.  Interchange fees were $3.8 million and $3.5 million for the three months ended March 31, 2021 and 2020, respectively. Centennial CFG loan fees were $2.0 million and $733,000 for the three months ended March 31, 2021 and 2020, respectively.

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

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30.  In 2019, the Company reevaluated its loan pools of purchased loans with deteriorated credit quality. These loans pools related specifically to acquired loans from the Heritage, Liberty, Landmark, Bay Cities, Bank of Commerce, Premier Bank, Stonegate and Shore Premier Finance acquisitions. At acquisition, a portion of these loans were recorded as purchased credit impaired loans on a pool by pool basis. Through the reevaluation of these loan pools, management determined that estimated losses for purchase credit impaired loans should be processed against the credit mark of the applicable pools.  The remaining non-accretable mark was then moved to accretable mark to be recognized over the remaining weighted average life of the loan pools.  The projected losses for these loans were less than the total credit mark.  As such, the remaining $107.6 million of loans in these pools along with the $29.3 million in accretable yield was deemed to be immaterial and was reclassified out of the purchased credit impaired loans category.  As of December 31, 2020, the Company no longer held any purchased loans with deteriorated credit quality. Therefore, the Company did not have any PCI loans upon adoption on of ASC 326 as of January 1, 2020.

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As of December 31, 2019, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined than an allowance for credit losses on available-for-sale securities was not deemed material. However, the Company evaluated the investment portfolio during the first quarter of 2020 and determined that an $842,000 provision for credit losses was necessary. No additional provision was deemed necessary during the remaining quarters of 2020 or the first quarter of 2021. See Note 3  “Investment Securities” in the Condensed Notes to Consolidated Financial Statements for further discussion.

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in the national unemployment rate, gross domestic product, rental vacancy rate, housing price index and national retail sales index.

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

The acquired portfolio of loans is now housed in our SPF division.  The SPF division is responsible for servicing the acquired loan portfolio and originating new loan production. In connection with this acquisition, we opened a loan production office in Baltimore, Maryland.

See Note 2 “Business Combinations” in the Condensed Notes to Consolidated Financial Statements for additional information regarding the acquisition of LH-Finance.

Future Acquisitions

In our continuing evaluation of our growth plans, we believe properly priced bank acquisitions can complement our organic growth and de novo branching growth strategies.  We anticipate that our principal acquisition focus will be to continue to expand our presence in Arkansas, Florida and Alabama and into other contiguous markets.  However, as financial opportunities in other market areas arise, we may seek to expand into those areas.

We will continue evaluating all types of potential bank acquisitions, which may include FDIC-assisted acquisitions as opportunities arise, to determine what is in the best interest of our Company.  Our goal in making these decisions is to maximize the return to our investors.

Branches

As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas.

As of March 31, 2021, we had 160 branch locations.  There were 76 branches in Arkansas, 78 branches in Florida, five branches in Alabama and one branch in New York City.

Results of Operations

For the three months ended March 31, 2021 and 2020

Our net income increased $91.1 million, or 17,967.5%, to $91.6 million for the three-month period ended March 31, 2021, from $507,000 for the same period in 2020.  On a diluted earnings per share basis, our earnings were $0.55 per share for the three-month period ended March 31, 2021 and $0.00 per share for the three-month period ended March 31, 2020.  During the three-month period ended March 31, 2021, the Company did not record any provision for credit losses compared to $94.6 million for the three-month period ended March 31, 2020.  The $94.6 million of provision for credit losses was primarily due to the COVID-19 pandemic, with $9.3 million for the acquisition of LH-Finance on February 29, 2020. The Company’s provisioning model is closely tied to unemployment rate projections which have continued to improve since the fourth quarter of 2020. The Company determined that an additional provision for credit losses on loans was not necessary as the current level of the allowance for credit losses was considered adequate as of March 31, 2021.  In addition, the Company determined that the current level of the unfunded commitment reserve was adequate and no additional provision for unfunded commitments was necessary as of March 31, 2021. The Company also recorded a $5.8 million adjustment for the increase in fair market value of marketable securities, $8.1 million of special dividend income from one of our equity investments and a $5.1 million recovery on historic losses from loans charged-off prior to acquisition.

     Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate of 26.135% .

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal reserve lowered the target rate two times in 2020. First, the target rate was lowered to 1.00% to 1.25% on March 3, 2020; second, the rate was lowered to 0.00% to 0.25% on March 15, 2020. The target rate remains at 0.00% to 0.25% as of March 31, 2021.

Our net interest margin decreased from 4.22% for the three-month period ended March 31, 2020 to 4.02% for the three-month period ended March 31, 2021.  The yield on interest earning assets was 4.41% and 5.19% for the three months ended March 31, 2021 and 2020, respectively, as average interest earning assets increased from $13.43 billion to $15.12 billion. The increase in average earning assets is primarily the result of a $1.28 billion increase in average interest-bearing balances due from banks, a $400.7 million increase in average investment securities, and an $15.2 million increase in average loans receivable. Average PPP loan balances were $633.8 million for the three months ended March 31, 2021. These loans bear interest at 1.00% plus the accretion of the origination fee. We recognized total interest income of $11.9 million on PPP loans for the three months ended March 31, 2021. The PPP loans were accretive to the net interest margin by 16 basis points for the three months ended March 31, 2021. This was primarily due to approximately $313.8 million of the Company’s PPP loans being forgiven during the first quarter of 2021 as well as the acceleration of deferred fees for the loans that were forgiven. The COVID-19 pandemic and the resulting governmental response have created a significant amount of excess liquidity in the market.  As a result, we had an increase of $1.28 billion in average interest-bearing cash balances for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.  This excess liquidity was dilutive to the net interest margin by 37 basis points. For the three months ended March 31, 2021 and 2020, we recognized $5.5 million and $7.6 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 6 basis points. We recognized $1.1 million in event interest income for the three months ended March 31, 2021 compared to $558,000 for the three months ended March 31, 2020. This increased the net interest margin by 2 basis points.

Net interest income on a fully taxable equivalent basis increased $9.0 million, or 6.4%, to $149.9 million for the three-month period ended March 31, 2021, from $141.0 million for the same period in 2020.  This increase in net interest income for the three-month period ended March 31, 2021 was the result of a $17.9 million decrease in interest expense which was partially offset by a $8.9 million decrease in interest income, on a fully taxable equivalent basis. The $8.9 million decrease in interest income was primarily the result of  lower yields on our earning assets, partially offset by a higher level of earning assets. The lower yield on earning assets resulted in a decrease in interest income of approximately $13.8 million, and the higher level of earning assets resulted in an increase in interest income of approximately $4.9 million. The lower yield was primarily driven by the decrease in income on loans of $7.3 million, a decrease in income on investment securities of $881,000 and a $706,000 decrease in income on interest-bearing balances due from banks. The decrease in interest income also reflected a $2.2 million decrease in loan accretion income.  The $17.9 million decrease in interest expense for the three-month period ended March 31, 2021 is primarily the result of interest-bearing liabilities repricing in a decreasing interest rate environment which lowered interest expense by $16.9 million as well as a $1.0 million decrease in interest expense resulting from a change in the composition of  average interest bearing liabilities. The decrease in interest expense was primarily driven by a $16.5 million decrease in interest expense on deposits and an $823,000 decrease in interest expense on FHLB borrowed funds.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2021 and 2020, as well as changes in fully taxable equivalent net interest margin for the three months ended March 31, 2021 compared to the same period in 2020.

Table 2: Analysis of Net Interest Income

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Interest income	$162,651	$172,175
Fully taxable equivalent adjustment	1,857	1,227
Interest income – fully taxable equivalent	164,508	173,402
Interest expense	14,563	32,450
Net interest income – fully taxable equivalent	$149,945	$140,952
Yield on earning assets – fully taxable equivalent	4.41%	5.19%
Cost of interest-bearing liabilities	0.56	1.29
Net interest spread – fully taxable equivalent	3.85	3.90
Net interest margin – fully taxable equivalent	4.02	4.22

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended March 31,
2021 vs. 2020
(In thousands)
Increase (decrease) in interest income due to change in earning assets	$4,914
Increase (decrease) in interest income due to change in earning asset yields	(13,808)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	1,019
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	16,868
Increase (decrease) in net interest income	$8,993

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three months ended March 31, 2021 and 2020, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2021			2020
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$1,610,463	$410	0.10%	$331,038	$1,116	1.36%
Federal funds sold	119	—	0.00	5,218	21	1.62
Investment securities – taxable	1,637,061	6,253	1.55	1,710,288	9,776	2.30
Investment securities – non-taxable	848,158	6,732	3.22	374,198	4,090	4.40
Loans receivable	11,023,139	151,113	5.56	11,007,958	158,399	5.79
Total interest-earning assets	15,118,940	164,508	4.41	13,428,700	173,402	5.19
Non-earning assets	1,599,950			1,704,775
Total assets	$16,718,890			$15,133,475
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$8,338,791	$4,716	0.23%	$7,041,303	$15,803	0.90%
Time deposits	1,209,431	2,989	1.00	1,943,721	8,395	1.74
Total interest-bearing deposits	9,548,222	7,705	0.33	8,985,024	24,198	1.08
Federal funds purchased	—	—	0.00	6,264	13	0.83
Securities sold under agreement to repurchase	159,697	190	0.48	138,180	462	1.34
FHLB and other borrowed funds	400,000	1,875	1.90	623,525	2,698	1.74
Subordinated debentures	370,421	4,793	5.25	369,652	5,079	5.53
Total interest-bearing liabilities	10,478,340	14,563	0.56	10,122,645	32,450	1.29
Non-interest-bearing liabilities
Non-interest-bearing deposits	3,480,050			2,410,583
Other liabilities	134,882			119,143
Total liabilities	14,093,272			12,652,371
Stockholders’ equity	2,625,618			2,481,104
Total liabilities and stockholders’ equity	$16,718,890			$15,133,475
Net interest spread			3.85%			3.90%
Net interest income and margin		$149,945	4.02		$140,952	4.22

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three months ended March 31, 2021 compared to the same period in 2020, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 5: Volume/Rate Analysis

	Three Months Ended March 31,
	2021 over 2020
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$1,096	$(1,802)	$(706)
Federal funds sold	(11)	(10)	(21)
Investment securities – taxable	(403)	(3,120)	(3,523)
Investment securities – non-taxable	4,014	(1,372)	2,642
Loans receivable	218	(7,504)	(7,286)
Total interest income	4,914	(13,808)	(8,894)
Interest expense:
Interest-bearing transaction and savings deposits	2,482	(13,569)	(11,087)
Time deposits	(2,535)	(2,871)	(5,406)
Federal funds purchased	(7)	(6)	(13)
Securities sold under agreement to repurchase	63	(335)	(272)
FHLB borrowed funds	(1,033)	210	(823)
Subordinated debentures	11	(297)	(286)
Total interest expense	(1,019)	(16,868)	(17,887)
Increase (decrease) in net interest income	$5,933	$3,060	$8,993

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

During the three months ended March 31, 2021, we recorded no provision for credit losses compared to recording $94.6 million provision for credit losses for the three months ended March 31, 2020.  As a result of improving economic conditions, the Company determined that an additional provision for credit losses on loans was not necessary as the current level of the allowance for credit losses was considered adequate as of March 31, 2021. In addition, the Company determined that the current level of  the unfunded commitment reserve was adequate, and no additional unfunded commitments expense was necessary as of March 31, 2021. The $94.6 million in provision expense for the three months ended March 31, 2020 was comprised of the following components – investment securities, CECL double accounting for LH-Finance, provision for credit losses on loans and provision for credit losses on unfunded commitments. During the three months ended March 31, 2020, we recorded $842,000 for credit losses on the investment portfolio as a result of economic uncertainties related to COVID-19, $9.3 million for CECL double accounting for LH-Finance, $76.7 million provision for credit losses on loans primarily as a result of COVID-19 and $7.8 million provision for credit losses on unfunded commitments primarily as a result of COVID-19. Net charge-offs to average total loans decreased to 0.09% for the three months ended March 31, 2021 from 0.13% for the three months ended March 31, 2020.

Loans. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in the national unemployment rate, gross domestic product, rental vacancy rate, housing price index and national retail sales index.

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

Non-Interest Income

Total non-interest income was $45.3 million for the three months ended March 31, 2021, compared to $22.9 million for the same period in 2020.  Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, increase in cash value of life insurance and dividends.

Table 6 measures the various components of our non-interest income for the three months ended March 31, 2021 and 2020, respectively, as well as changes for the three months ended March 31, 2021 compared to the same period in 2020.

Table 6: Non-Interest Income

	Three Months Ended
	March 31,		2021 Change
	2021	2020	from 2020
	(Dollars in thousands)
Service charges on deposit accounts	$5,002	$6,631	$(1,629)	(24.6)%
Other service charges and fees	7,608	6,056	1,552	25.6
Trust fees	522	438	84	19.2
Mortgage lending income	8,167	2,621	5,546	211.6
Insurance commissions	492	678	(186)	(27.4)
Increase in cash value of life insurance	502	560	(58)	(10.4)
Dividends from FHLB, FRB, FNBB & other	8,609	7,842	767	9.8
Gain on sale of SBA loans	—	341	(341)	(100.0)
(Loss) gain on sale of branches, equipment and other assets, net	(29)	82	(111)	(135.4)
Gain on OREO, net	401	277	124	44.8
Gain on securities, net	219	—	219	100.0
Fair value adjustment for marketable securities	5,782	(5,818)	11,600	199.4
Other income	8,001	3,219	4,782	148.6
Total non-interest income	$45,276	$22,927	$22,349	97.5%

Non-interest income increased $22.3 million, or 97.5%, to $45.3 million for three months ended March 31, 2021 from $22.9 million for the same period in 2020.  The primary factors that resulted in this increase were the impact of fair value adjustment for marketable securities which increased non-interest income by $11.6 million and the $5.5 million increase in mortgage lending income. Other factors were changes related to service charges on deposit accounts, other service charges and fees and other income.

Additional details for the three months ended March 31, 2021 on some of the more significant changes are as follows:

•

The $1.6 million decrease in service charges on deposit accounts is primarily related to a decrease in overdraft fees resulting from changes in consumer spending habits leading consumers to hold higher deposit balances in response to the COVID-19 pandemic.

•	The $1.6 million increase in other service charges and fees is primarily due to an increase in Centennial CFG property finance loan fees.
•	The $5.5 million increase in mortgage lending income is primarily due to the increase in volume of secondary market loan sales driven by the current low interest rate environment.
•	The $767,000 increase for dividends from FHLB, FRB, FNBB & other is primarily due to an increase in special dividends from equity investments.
•	The $11.6 million gain on the fair value adjustment for marketable securities is related to the increase in the fair market value of marketable securities held by the Company.
•	The $4.8 million increase in other income is primarily due to a $5.1 million recovery on historic losses.

Non-Interest Expense

Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees, other professional fees and unfunded commitments expense.

Table 7 below sets forth a summary of non-interest expense for the three months ended March 31, 2021 and 2020, as well as changes for the three months ended March 31, 2021 compared to the same period in 2020.

Table 7: Non-Interest Expense

	Three Months Ended
	March 31,		2021 Change
	2021	2020	from 2020
	(Dollars in thousands)
Salaries and employee benefits	$42,059	$39,329	$2,730	6.9%
Occupancy and equipment	9,237	8,873	364	4.1
Data processing expense	5,870	4,326	1,544	35.7
Other operating expenses:
Advertising	1,046	1,226	(180)	(14.7)
Merger and acquisition expense	—	711	(711)	(100.0)
Amortization of intangibles	1,421	1,517	(96)	(6.3)
Electronic banking expense	2,238	1,715	523	30.5
Directors’ fees	383	424	(41)	(9.7)
Due from bank service charges	249	223	26	11.7
FDIC and state assessment	1,363	1,548	(185)	(12.0)
Insurance	781	746	35	4.7
Legal and accounting	846	919	(73)	(7.9)
Other professional fees	1,613	3,226	(1,613)	(50.0)
Operating supplies	487	535	(48)	(9.0)
Postage	338	327	11	3.4
Telephone	346	324	22	6.8
Other expense	4,589	4,505	84	1.9
Total non-interest expense	$72,866	$70,474	$2,392	3.4%

Non-interest expense increased $2.4 million, or 3.4%, to $72.9 million for the three months ended March 31, 2021 from $70.5 million for the same period in 2020.  The primary factor that resulted in this increase was the changes related to salaries and employee benefits. Other factors were changes related data processing expenses, merger and acquisition expenses and other professional fees.

Additional details for the three months ended March 31, 2021 on some of the more significant changes are as follows:

•	The $2.7 million increase in salaries and employee benefits expense is primarily due to increased salary expenses related to the normal increased cost of doing business.
•	The $1.5 million increase in data processing expense is primarily related to an increase in software, licensing, software maintenance and bill pay conversion expenses.
•	The $711,000 decrease in merger and acquisition expense is due to the acquisition of LH-Finance during the first quarter of 2020.
•	The $1.6 million decrease in other professional fees is primarily due to a reduction in consulting fees, outsourced special projects and professional fees for the Bank.

Income Taxes

Income tax expense increased $31.8 million, or 1,087.2%, to $28.9 million for the three-month period ended March 31, 2021, from an income tax benefit of $2.9 million for the same period in 2020. The effective income tax rate was 23.98% for the three-month period ended March 31, 2021, compared to 120.95% for the same period in 2020.  Two main factors caused the unusual effective income tax rate for the three-month period ended March 31, 2020. First, the Company reported a net loss before taxes, converting income tax expense to an income tax benefit for the period.  Second, during the three-month period ended March 31, 2020, the Company booked additional income tax benefit related to amended income tax returns filed for the tax year ended December 31, 2016. This benefit further decreased income tax expense, causing the final income tax benefit to exceed net loss before taxes for the three-month period ended March 31, 2020.

Financial Condition as of and for the Period Ended March 31, 2021 and December 31, 2020

Our total assets as of March 31, 2021 increased $841.4 million to $17.24 billion from the $16.40 billion reported as of December 31, 2020.  Cash and cash equivalents increased $1.21 billion, or 96.1%, for the three months ended March 31, 2021. The increase in cash and cash equivalents is primarily due to the significant amount of excess liquidity in the market as a continued result of the COVID-19 pandemic and the accompanying governmental response. Our loan portfolio balance decreased to $10.78 billion as of March 31, 2021 from $11.22 billion at December 31, 2020 due to organic loan decline of $417.8 million and $313.8 million of the Company’s PPP loans being forgiven during the first quarter of 2021, which was partially offset by $289.4 million in new PPP loan originations during the quarter. Total deposits increased $786.8 million to $13.51 billion as of March 31, 2021 from $12.73 billion as of December 31, 2020, which was due customers holding higher deposit balances in response to the COVID-19 pandemic as well as the accompanying governmental response to the pandemic.  Stockholders’ equity increased $39.4 million to $2.65 billion as of March 31, 2021, compared to $2.61 billion as of December 31, 2020.  The $39.4 million increase in stockholders’ equity is primarily associated with the $91.6 million in net income for the three months ended March 31, 2021, which was partially offset by the $24.7 million in other comprehensive loss for the three months ended March 31, 2021, $23.2 million of shareholder dividends paid and stock repurchases of $8.8 million in 2021.

Loan Portfolio

Loans Receivable

Our loan portfolio averaged $11.02 billion and $11.01 billion during the three months ended March 31, 2021 and 2020, respectively. Loans receivable were $10.78 billion and $11.22 billion as of March 31, 2021 and December 31, 2020, respectively.

The CARES Act was passed by Congress and signed into law on March 27, 2020. The CARES Act includes an allocation for loans to be issued by financial institutions through the Small Business Administration (“SBA”). This program is known as the Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, so long as employee and compensation levels of the borrower are maintained, and the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1.00% to 5.00%, based on the size of the loan. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/HCEA Act”) was enacted on April 24, 2020. The PPP/HCEA Act authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA. The Consolidated Appropriations Act (“CAA”) was signed into law on December 27, 2020. The CAA also authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA.  As of March 31, 2021, the Company had $667.3 million of gross PPP loans. This balance consists of $613.0 million in commercial and industrial loans and $54.3 million in other loans. From December 31, 2020 to March 31, 2021, the Company experienced a decline of approximately $442.2 million in loans.  The decrease in the loan portfolio is primarily due to $417.8 million in organic loan decline as well as $24.4 million in PPP loan decline. The $417.8 million in organic loan decline included $17.6 million in loan decline for Centennial CFG, while the remaining footprint experienced $400.2 million in loan decline during the first quarter of 2021. The $24.4 million in PPP loan decline was the result of $313.8 million of PPP loans being forgiven during the first quarter of 2021, partially offset by $289.4 million in new PPP loans during the first quarter of 2021.

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property.  Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York.  Loans receivable were approximately $3.53 billion, $4.61 billion, $235.5 million, $876.1 million and $1.52 billion as of March 31, 2021 in Arkansas, Florida, Alabama, SPF and Centennial CFG, respectively.

As of March 31, 2021, we had approximately $448.7 million of construction land development loans which were collateralized by land.  This consisted of approximately $64.5 million for raw land and approximately $384.2 million for land with commercial and or residential lots.

Table 8 presents our loans receivable balances by category as of March 31, 2021 and December 31, 2020.

Table 8: Loans Receivable

	As of	As of
	March 31, 2021	December 31, 2020
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$4,289,142	$4,429,060
Construction/land development	1,612,973	1,562,298
Agricultural	113,382	114,431
Residential real estate loans:
Residential 1-4 family	1,437,546	1,536,257
Multifamily residential	377,661	536,538
Total real estate	7,830,704	8,178,584
Consumer	839,819	864,690
Commercial and industrial	1,794,787	1,896,442
Agricultural	65,017	66,869
Other	248,166	214,136
Total loans receivable	$10,778,493	$11,220,721

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

As of March 31, 2021, commercial real estate loans totaled $6.02 billion, or 55.8% of loans receivable, as compared to $6.11 billion, or 54.4% of loans receivable, as of December 31, 2020.  Commercial real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $2.14 billion, $2.60 billion, $119.1 million, zero and $1.15 billion at March 31, 2021, respectively.

Residential Real Estate Loans.  We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas.  Approximately 36.0% and 52.5% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of March 31, 2021, with the remaining 11.5% relating to condos and mobile homes.  Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of March 31, 2021, residential real estate loans totaled $1.82 billion, or 16.8% of loans receivable, compared to $2.07 billion, or 18.5% of loans receivable, as of December 31, 2020.  Residential real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $622.4 million, $1.09 billion, $64.6 million, zero and $39.3 million at March 31, 2021, respectively.

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

As of March 31, 2021, consumer loans totaled $839.8 million, or 7.8% of loans receivable, compared to $864.7 million, or 7.7% of loans receivable, as of December 31, 2020.  Consumer loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $31.3 million, $8.8 million, $931,000, $798.8 million and zero at March 31, 2021, respectively.

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

As of March 31, 2021, commercial and industrial loans totaled $1.79 billion, or 16.6% of loans receivable, compared to $1.90 billion, or 16.9% of loans receivable, as of December 31, 2020.  Commercial and industrial loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $609.2 million, $803.0 million, $42.4 million, $77.3 million and $262.9 million at March 31, 2021, respectively.

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

Table 9 sets forth information with respect to our non-performing assets as of March 31, 2021 and December 31, 2020.  As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 9: Non-performing Assets

	As of	As of
	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Non-accrual loans	$59,142	$64,528
Loans past due 90 days or more (principal or interest payments)	4,209	9,610
Total non-performing loans	63,351	74,138
Other non-performing assets
Foreclosed assets held for sale, net	3,004	4,420
Total non-performing assets	$66,355	$78,558
Allowance for credit losses to non-performing loans	383.47%	331.10%
Non-performing loans to total loans	0.59	0.66
Non-performing assets to total assets	0.38	0.48

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

Total non-performing loans were $63.4 million and $74.1 million as of March 31, 2021 and December 31, 2020, respectively.  Non-performing loans at March 31, 2021 were $23.0 million, $35.1 million, $516,000, $2.0 million and $2.8 million in the Arkansas, Florida, Alabama, SPF and Centennial CFG markets, respectively.

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

As of March 31, 2021, the Company expects that the markets in which it operates will experience economic recovery as unemployment rates decline, COVID-19 vaccination rates increase, and communities continue to reopen for business activity.  However, there is still a significant amount of uncertainty related to the COVID-19 pandemic which may slow the anticipated economic recovery.  The Company determined that an additional provision for credit losses on loans was not necessary as the current level of the allowance for credit losses was considered adequate as of March 31, 2021. In addition, the Company determined that the current level of  the unfunded commitment reserve was adequate, and no additional unfunded commitments expense was necessary as of March 31, 2021. The global and economic impacts of the coronavirus continue to evolve, and the Company is continuing to closely monitor the situation.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.  In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months.  For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan.  Only non-performing restructured loans are included in our non-performing loans.  As of March 31, 2021, we had $10.4 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $8.4 million and our Arkansas market contains $2.0 million of these restructured loans.

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

Section 4013 of the CARES Act enacted in March 2020 provides financial institutions optional temporary relief from the TDR classification requirements for certain COVID-19 related loan modifications. Specifically, financial institutions may elect to suspend TDR classification for certain loan modifications related to COVID-19 made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after termination of the President’s national emergency declaration for COVID-19. On December 28, 2020, an extension of section 4013 of the CARES Act, provided institutions with an extension of the temporary option to not apply ASC Subtopic 310-40 until January 1, 2022. Further, financial institutions do not need to determine impairment associated with certain loan concessions that would otherwise have been required for TDRs (e.g., interest rate concessions, payment deferrals, or loan extensions). On April 7, 2020, the Federal Reserve Board and the other federal bank regulatory agencies issued an interagency statement clarifying the relationship between the Section 4013 of the CARES Act and previous guidance issued by the agencies on March 22, 2020. This interagency statement encourages financial institutions to work prudently with borrowers who are or may be unable to meet their payment obligations because of COVID-19 and states that the agencies view loan modification programs as positive actions that can mitigate adverse effects on borrowers due to COVID-19. The Company relied on Section 4013 of the CARES Act in accounting for loan modifications as of March 31, 2021.  The Company has granted loan modifications to 49 loans for a total of $326.1 million.  All of the customers currently on deferment totaling $326.1 million chose principal deferment only and now have returned to paying interest monthly.

The majority of the Bank’s loan modifications relates to commercial lending and involves reducing the interest rate, changing from a principal and interest payment to interest-only, lengthening the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan.  At March 31, 2021 and December 31, 2020, the amount of TDRs was $11.8 million and $12.3 million, respectively. As of March 31, 2021 and December 31, 2020, 88.1% and 87.1%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $3.0 million as of March 31, 2021, compared to $4.4 million as of December 31, 2020 for a decrease of $1.4 million.  The foreclosed assets held for sale as of March 31, 2021 are comprised of $2.0 million of assets located in Arkansas, $985,000 located in Florida, $34,000 located in Alabama and zero from SPF and Centennial CFG.

During the first three months of 2021, we had no foreclosed properties with a carrying value greater than $1.0 million.

Table 10 shows the summary of foreclosed assets held for sale as of March 31, 2021 and December 31, 2020.

Table 10: Foreclosed Assets Held For Sale

	As of	As of
	March 31, 2021	December 31, 2020
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$953	$438
Construction/land development	910	3,189
Residential real estate loans
Residential 1-4 family	1,141	793
Total foreclosed assets held for sale	$3,004	$4,420

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of March 31, 2021 and December 31, 2020, impaired loans were $363.3 million and $112.7 million, respectively.  The amortized cost balance for loans with a specific allocation increased from $39.5 million to $309.3 million, and the specific allocation for impaired loans increased by approximately $45.5 million for the period ended March 31, 2021 compared to the period ended December 31, 2020.  The increase in collateral-dependent impaired loans was due to the Company changing the valuation method for lodging and assisted living loans to a market price valuation methodology. This involved assigning a 15% discount of par for these impaired loans. The 15% figure was derived based on knowledge of current hotel and assisted living offerings in the loan sale market. In the event of default, liquidation would be achieved through a loan sale. The Company is continuing to monitor these impaired loans and will adjust the discount as necessary. As of March 31, 2021, our Arkansas, Florida, Alabama, SPF and Centennial CFG markets accounted for approximately $196.5 million, $161.5 million, $516,000, $2.0 million and $2.8 million of the impaired loans, respectively.

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination.  PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. As a result of the acquisition of LH-Finance in 2020, the Company held approximately $605,000 and $760,000 in PCD loans, as of March 31, 2021 and  December 31, 2020, respectively.

Past Due and Non-Accrual Loans

Table 11 shows the summary of non-accrual loans as of March 31, 2021 and December 31, 2020:

Table 11: Total Non-Accrual Loans

	As of	As of
	March 31, 2021	December 31, 2020
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$19,945	$20,947
Construction/land development	1,252	1,381
Agricultural	862	879
Residential real estate loans
Residential 1-4 family	19,166	19,334
Multifamily residential	172	173
Total real estate	41,397	42,714
Consumer	1,902	3,506
Commercial and industrial	14,755	17,251
Agricultural	1,088	1,057
Total non-accrual loans	$59,142	$64,528

If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $904,000 and $399,000, respectively, would have been recorded for the three-month periods ended March 31, 2021 and 2020. The interest income recognized on non-accrual loans for the three months ended March 31, 2021 and 2020 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of March 31, 2021 and December 31, 2020:

Table 12: Loans Accruing Past Due 90 Days or More

	As of	As of
	March 31, 2021	December 31, 2020
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,718	$6,088
Construction/land development	1	1,296
Residential real estate loans
Residential 1-4 family	1,180	1,821
Total real estate	3,899	9,205
Consumer	230	174
Commercial and industrial	80	231
Total loans accruing past due 90 days or more	$4,209	$9,610

Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.59% and 0.66% at March 31, 2021 and December 31, 2020, respectively.

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in the national unemployment rate, gross domestic product, rental vacancy rate, housing price index and national retail sales index.

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

The Company had $363.3 million and $112.7 million in collateral-dependent impaired loans for the periods ended March 31, 2021 and December 31, 2020, respectively. The increase in collateral-dependent impaired loans was due to the Company changing the valuation method for lodging and assisted living loans to a market price valuation methodology. This involved assigning a 15% discount of par for these impaired loans. The 15% figure was derived based on knowledge of current hotel and assisted living offerings in the loan sale market. In the event of default, liquidation would be achieved through a loan sale. The Company is continuing to monitor these impaired loans and will adjust the discount as necessary.

Loans Collectively Evaluated for Impairment.  Loans receivable collectively evaluated for impairment decreased by approximately $538.3 million from $10.76 billion at December 31, 2020 to $10.22 billion at March 31, 2021. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment was 1.83% and 2.18% at March 31, 2021 and December 31, 2020, respectively.

Charge-offs and Recoveries.  Total charge-offs increased to $3.0 million for the three months ended March 31, 2021, compared to $4.3 million for the same period in 2020. Total recoveries decreased to $506,000 for the three months ended March 31, 2021, compared to $740,000 for the same period in 2020.  For the three months ended March 31, 2021, net charge-offs were $546,000 for Arkansas, $1.9 million for Florida, $1,000 for Alabama, $46,000 for SPF and zero for Centennial CFG. These equal a net charge-off position of $2.5 million.

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

Table 13 shows the allowance for credit losses, charge-offs and recoveries as of and for the three months ended March 31, 2021 and 2020.

Table 13: Analysis of Allowance for Credit Losses

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Balance, beginning of period	$245,473	$102,122
Impact of adopting ASC 326	—	43,988
Allowance for credit losses on acquired loans	—	357
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	19	519
Construction/land development	—	45
Residential real estate loans:
Residential 1-4 family	226	339
Multifamily residential	—	—
Total real estate	245	903
Consumer	67	16
Commercial and industrial	2,279	2,804
Other	456	542
Total loans charged off	3,047	4,265
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	14	250
Construction/land development	22	10
Residential real estate loans:
Residential 1-4 family	62	160
Total real estate	98	420
Consumer	46	43
Commercial and industrial	76	65
Other	286	212
Total recoveries	506	740
Net loans charged off (recovered)	2,541	3,525
Provision for credit losses	—	85,981
Balance, March 31	$242,932	$228,923
Net charge-offs (recoveries) to average loans receivable	0.09%	0.13%
Allowance for credit losses to total loans	2.25	2.01
Allowance for credit losses to net charge-offs (recoveries)	2,357	1,615

Table 14 presents the allocation of allowance for credit losses as of March 31, 2021 and December 31, 2020.

Table 14: Allocation of Allowance for Credit Losses

	As of March 31, 2021		As of December 31, 2020
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$93,653	39.8%	$87,043	39.5%
Construction/land development	22,937	15.0	32,861	13.9
Agricultural	216	1.1	1,410	1.0
Residential real estate loans:
Residential 1-4 family	50,140	13.3	47,754	13.7
Multifamily residential	4,457	3.5	5,462	4.8
Total real estate	171,403	72.7	174,530	72.9
Consumer	19,268	7.8	21,905	7.7
Commercial and industrial	49,580	16.6	46,061	16.9
Agricultural	244	0.6	469	0.6
Other	2,437	2.3	2,508	1.9
Total allowance for credit losses	$242,932	100.0%	$245,473	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue.  Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity.  Fair values of securities are based on quoted market prices where available.  If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.  The estimated effective duration of our securities portfolio was 4.0 years as of March 31, 2021.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale.  Available-for-sale securities were $2.54 billion and $2.47 billion as March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, $1.20 billion, or 47.2%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $1.18 billion, or 47.6%, of our available-for-sale securities as of December 31, 2020.  To reduce our income tax burden, $963.8 million, or 38.0%, of our available-for-sale securities portfolio as of March 31, 2021, were primarily invested in tax-exempt obligations of state and political subdivisions, compared to $927.9 million, or 37.5%, of our available-for-sale securities as of December 31, 2020. We had $333.0 million, or 13.1%, invested in obligations of U.S. Government-sponsored enterprises as of March 31, 2021, compared to $327.0 million, or 13.2%, of our available-for-sale securities as of December 31, 2020. Also, we had approximately $42.5 million, or 1.7%, invested in other securities as of March 31, 2021, compared to $41.0 million, or 1.7% of our available-for-sale securities as of December 31, 2020.

The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2021, the Company determined that the allowance for credit losses of $842,000, resulting from economic uncertainties related to the COVID-19 pandemic, was adequate for the investment portfolio. No additional provision for credit losses was considered necessary for the portfolio.

See Note 3 “Investment Securities” in the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.

Deposits

Our deposits averaged $13.03 billion and $12.87 billion for the three months ended March 31, 2021 and December 31, 2020, respectively.  Total deposits were $13.51 billion as of March 31, 2021, and $12.73 billion as of December 31, 2020.  Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers.  Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit.  Deposits are gathered from individuals, partnerships and corporations in our market areas.  In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 15 reflects the classification of the brokered deposits as of March 31, 2021 and December 31, 2020.

Table 15: Brokered Deposits

	March 31, 2021	December 31, 2020
	(In thousands)
Time Deposits	$—	$10,000
Insured Cash Sweep and Other Transaction Accounts	625,674	625,681
Total Brokered Deposits	$625,674	$635,681

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal reserve lowered the target rate two times in 2020. First, the target rate was lowered to 1.00% to 1.25% on March 3, 2020; second, the rate was lowered to 0.00% to 0.25% on March 15, 2020. The target rate is currently at 0.00% to 0.25% as of March 31, 2021, which remains unchanged from the target rate as of March 31, 2020.

Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three months ended March 31, 2021 and 2020.

Table 16: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2021		2020
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$3,480,050	—%	$2,410,583	—%
Interest-bearing transaction accounts	7,547,556	0.25	6,392,385	0.97
Savings deposits	791,235	0.07	648,918	0.22
Time deposits:
$100,000 or more	834,628	1.17	1,511,447	1.88
Other time deposits	374,803	0.62	432,274	1.24
Total	$13,028,272	0.24%	$11,395,607	0.85%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced.  Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $6.0 million, or 3.6%, from $168.9 million as of December 31, 2020 to $162.9 million as of March 31, 2021.

FHLB and Other Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $400.0 million at March 31, 2021 and December 31, 2020. The Company had no other borrowed funds as of March 31, 2021 or December 31, 2020. At March 31, 2021, and December 31, 2020 all of the outstanding balances were classified as long-term advances.  Our remaining FHLB borrowing capacity was $3.33 billion and $3.32 billion as of March 31, 2021 and December 31, 2020, respectively. The FHLB advances mature in 2033 with fixed interest rates ranging from 1.76% to 2.26%. Maturities of borrowings as of March 31, 2021 include: 2021 –zero; 2022 – zero; 2023 – zero; 2024 – zero; 2025 – zero; after 2025 – $400.0 million.  Expected maturities could differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

    Subordinated Debentures

Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $370.5 million and $370.3 million as of March 31, 2021 and December 31, 2020, respectively.

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

Stockholders’ Equity

Stockholders’ equity was $2.65 billion at March 31, 2021 compared to $2.61 billion at December 31, 2020. The $39.4 million increase in stockholders’ equity is primarily associated with the $91.6 million in net income for three months ended March 31, 2021, which was partially offset by the $24.7 million in other comprehensive loss for the three months ended March 31, 2021, the $23.2 million of shareholder dividends paid and stock repurchases of $8.8 million in 2021.   The annualized increase in stockholders’ equity for the first three months of 2021 was 6.1%. As of March 31, 2021 and December 31, 2020, our equity to asset ratio was 15.34% and 15.89%, respectively. Book value per share was $16.02 as of March 31, 2021, compared to $15.78 as of December 31, 2020, a 6.2% annualized increase.

Common Stock Cash Dividends.  We declared cash dividends on our common stock of $0.14 per share and $0.13 per share for the three months ended March 31, 2021 and 2020, respectively.  The common stock dividend payout ratio for the three months ended March 31, 2021 and 2020 was 25.3% and 4,261.9%, respectively. On April 15, 2021, the Board of Directors declared a regular $0.14 per share quarterly cash dividend payable June 2, 2021, to shareholders of record May 12, 2021.

Stock Repurchase Program.  On January 22, 2021, the Company’s Board of Directors authorized the repurchase of up to an additional 20,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the amount of authorized shares available to repurchase to 23,843,665 shares. We repurchased a total of 330,000 shares with a weighted-average stock price of $26.55 per share during the first three months of 2021.  The remaining balance available for repurchase was 23,513,665 shares at March 31, 2021.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2021 and December 31, 2020, we met all regulatory capital adequacy requirements to which we were subject.

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

Table 17 presents our risk-based capital ratios on a consolidated basis as of March 31, 2021 and December 31, 2020.

Table 17: Risk-Based Capital

	As of March 31, 2021	As of December 31, 2020
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$2,645,204	$2,605,758
ASC 326 transitional period adjustment	56,698	57,333
Goodwill and core deposit intangibles, net	(1,001,867)	(1,003,288)
Unrealized gain on available-for-sale securities	(19,449)	(44,120)
Total common equity Tier 1 capital	1,680,586	1,615,683
Qualifying trust preferred securities	71,162	71,127
Total Tier 1 capital	1,751,748	1,686,810
Tier 2 capital
Allowance for credit losses	242,932	245,473
ASC 326 transitional period adjustment	(56,698)	(57,333)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(39,000)	(36,911)
Qualifying allowance for credit losses	147,234	151,229
Qualifying subordinated notes	299,353	299,199
Total Tier 2 capital	446,587	450,428
Total risk-based capital	$2,198,335	$2,137,238
Average total assets for leverage ratio	$15,734,834	$15,547,111
Risk weighted assets	$11,717,441	$12,039,156
Ratios at end of period
Common equity Tier 1 capital	14.34%	13.42%
Leverage ratio	11.13	10.85
Tier 1 risk-based capital	14.95	14.01
Total risk-based capital	18.76	17.75
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

Non-GAAP Financial Measurements

Our accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, this report contains financial information determined by methods other than in accordance with GAAP, including earnings, as adjusted; diluted earnings per common share, as adjusted; tangible book value per share; return on average assets excluding intangible amortization; return on average assets, as adjusted; return on average tangible equity, excluding intangible amortization; return on average tangible equity, as adjusted; tangible equity to tangible assets; and efficiency ratio, as adjusted.

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

In Table 18 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 18: Earnings, As Adjusted

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$91,602	$507
Adjustments:
Outsourced special project	—	1,092
Merger and acquisition expense	—	711
Fair value adjustment for marketable securities	(5,782)	5,818
Special dividend from equity investment	(8,073)	(7,004)
Gain on securities	(219)	—
Recoveries on historic losses	(5,107)	—
Total adjustments	(19,181)	617
Tax-effect of adjustments	(5,013)	161
Total adjustments after-tax (B)	(14,168)	456
Earnings, as adjusted (C)	$77,434	$963
Average diluted shares outstanding (D)	165,446	166,014
GAAP diluted earnings per share: A/D	$0.55	$—
Adjustments after-tax B/D	(0.08)	0.01
Diluted earnings per common share, as adjusted: C/D	$0.47	$0.01

 We had $1.00 billion, $1.00 billion, and $1.01 billion total goodwill, core deposit intangibles and other intangible assets as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets, as adjusted; return on average assets, excluding intangible amortization; return on average tangible equity excluding intangible amortization; return on average tangible equity, as adjusted; and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 19 through 22, respectively.

Table 19: Tangible Book Value Per Share

	As of March 31, 2021	As of December 31, 2020
	(In thousands, except per share data)
Book value per share: A/B	$16.02	$15.78
Tangible book value per share: (A-C-D)/B	9.95	9.70
(A) Total equity	$2,645,204	$2,605,758
(B) Shares outstanding	165,141	165,095
(C) Goodwill	973,025	973,025
(D) Core deposit and other intangibles	29,307	30,728

Table 20: Return on Average Assets

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Return on average assets: A/D	2.22%	0.01%
Return on average assets excluding intangible amortization: B/(D-E)	2.39	0.05
Return on average assets excluding fair value adjustment for marketable securities, special dividend from equity investment, gain on securities, recoveries on historic losses, outsourced special project expense and merger expenses: (ROA, as adjusted): (A+C)/D	1.88	0.03
(A) Net income	$91,602	$507
Intangible amortization after-tax	1,049	1,121
(B) Earnings excluding intangible amortization	$92,651	$1,628
(C) Adjustments after-tax	$(14,168)	$456
(D) Average assets	16,718,890	15,133,475
(E) Average goodwill, core deposits and other intangible assets	1,003,011	999,004

Table 21: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Return on average equity: A/D	14.15%	0.08%
Return on average common equity excluding fair value adjustment for marketable securities, special dividend from equity investment, gain on securities, recoveries on historic losses, outsourced special project expense and merger expenses: (ROE, as adjusted) ((A+C)/D)	11.96	0.16
Return on average tangible common equity: (A/(D-E))	22.90	0.14
Return on average tangible equity excluding intangible amortization: B/(D-E)	23.16	0.44
Return on average tangible common equity excluding fair value adjustment for marketable securities, special dividend from equity investment, gain on securities, recoveries on historic losses, outsourced special project expense and merger expenses: (ROTCE, as adjusted) ((A+C)/(D-E))	19.35	0.26
(A) Net income	$91,602	$507
(B) Earnings excluding intangible amortization	92,651	1,628
(C) Adjustments after-tax	(14,168)	456
(D) Average equity	2,625,618	2,481,104
(E) Average goodwill, core deposits and other intangible assets	1,003,011	999,004

Table 22: Tangible Equity to Tangible Assets

	As of March 31, 2021	As of December 31, 2020
	(Dollars in thousands)
Equity to assets: B/A	15.34%	15.89%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	10.12	10.41
(A) Total assets	$17,240,241	$16,398,804
(B) Total equity	2,645,204	2,605,758
(C) Goodwill	973,025	973,025
(D) Core deposit and other intangibles	29,307	30,728

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

Table 23: Efficiency Ratio, As Adjusted

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Net interest income (A)	$148,088	$139,725
Non-interest income (B)	45,276	22,927
Non-interest expense (C)	72,866	70,474
FTE Adjustment (D)	1,857	1,227
Amortization of intangibles (E)	1,421	1,517
Adjustments:
Non-interest income:
Special dividend from equity investments	$8,073	$7,004
Fair value adjustment for marketable securities	5,782	(5,818)
Gain on OREO, net	401	277
(Loss) gain on sale of branches, equipment and other assets, net	(29)	82
Gain on securities	219	—
Recoveries on historic losses	5,107	—
Total non-interest income adjustments (F)	$19,553	$1,545
Non-interest expense:
Merger expense	—	711
Outsourced special project expense	—	1,092
Total non-interest expense adjustments (G)	$—	$1,803
Efficiency ratio (reported): ((C-E)/(A+B+D))	36.60%	42.08%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	40.67	41.37

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

Due to the continuing effects of the COVID-19 pandemic, the Company continued to increase its liquidity position for the period ended March 31, 2021. Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, unpledged available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs.  As of March 31, 2021, our cash and cash equivalents were $2.48 billion, or 14.4% of total assets, compared to $1.26 billion, or 7.7% of total assets, as of December 31, 2020.  Our unpledged available-for-sale investment securities and federal funds sold were $1.46 billion and $1.39 billion as of March 31, 2021 and December 31, 2020, respectively.

         As of March 31, 2021, our investment portfolio was comprised of approximately $1.33 billion, or 52.9%, of securities which mature or are expected to paydown within five years.  As of March 31, 2021 and December 31, 2020, $1.08 billion were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. The Company defines the liquidity ratio as the sum of cash, unpledged securities and federal funds sold divided by total liabilities. The Company’s liquidity ratio was 26.95% as of March 31, 2021 compared to 19.22% as of December 31, 2020.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of March 31, 2021, our total deposits were $13.51 billion, or 78.4% of total assets, compared to $12.73 billion, or 77.6% of total assets, as of December 31, 2020. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

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

As of March 31, 2021 and December 31, 2020, we could have borrowed under these lines of credit up to $446.3 million and $441.8 million, respectively, on a secured basis from the Federal Reserve, up to $30.0 million from First National Bankers’ Bank on an unsecured basis, up to $20.0 million from First National Bankers Bank on a secured basis and up to $45.0 million in the aggregate from other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $400.0 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, all of the outstanding balances were classified as long-term advances. Our FHLB borrowing capacity was $3.33 billion as of March 31, 2021 and December 31, 2020, respectively.

We also have the ability to borrow funds under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (the “PPPLF”) which was established to facilitate lending by financial institutions to small businesses under the PPP by providing term financing to participating financial institutions. Under the PPPLF, the Federal Reserve will lend to eligible and participating financial institutions on a non-recourse basis up to the aggregate principal balance of the PPP loans originated or purchased by the financial institution, with the PPP loans serving as collateral for the PPPLF borrowing.  As of March 31, 2021, we could have borrowed up to $667.3 million from the Federal Reserve under the PPPLF.  Borrowings under the PPPLF mature upon the maturity of each underlying PPP loan and will be accelerated in the event the underlying PPP loan goes into default or the eligible borrower sells the PPP loan to the SBA to realize on the SBA guarantee, and to the extent the eligible borrower receives any loan forgiveness reimbursement from the SBA.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively.  At March 31, 2021, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 24 presents our sensitivity to net interest income as of March 31, 2021.

Table 24: Sensitivity of Net Interest Income

Percentage
Change
Interest Rate Scenario	from Base
Up 200 basis points	14.14%
Up 100 basis points	6.94
Down 100 basis points	(4.36)
Down 200 basis points	(7.58)

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of March 31, 2021, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 20.3%. During the COVID-19 pandemic, the Company has participated in the PPP loan program under the CARES Act. The Company had $667.3 million of gross PPP loans as of March 31, 2021. In addition, total deposits have increased by $786.8 million, $593.0 million of which were demand and non-interest-bearing deposits, for the three months ended March 31, 2021. This has left the Company with $2.23 billion at the Federal Reserve as of March 31, 2021. For the Company’s gap analysis, the PPP loans fell into the 0-12 months and 1-2 year time periods due to maturities and prepayment factors applied to PPP loans. The outflow of PPP funds from the Bank has been slow and, in some cases, has been offset by inflows of other non-interest-bearing deposits. This, along with the rise in demand and non-interest-bearing deposits and the resulting increase in cash on hand, has caused an uneven shift in the sensitivity of the repricing gap between short-term assets and liabilities. Although PPP loans have maturities of two years, a large percentage of these loans are anticipated to receive SBA forgiveness and be repaid in advance of stated maturities. The Company feels that funding these loans was both beneficial and necessary for our customers in light of the current economic environment and believes the one-year repricing gap increase is temporary in nature. The Company believes the repricing gap would have been more in line with historical experiences had it not been for the funding of the PPP loans, and the excess liquidity that we have with the Federal Reserve.

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

Table 25 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of March 31, 2021.

Table 25: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$2,259,734	$—	$—	$—	$—	$—	$—	$2,259,734
Federal funds sold	—	—	—	—	—	—	—	—
Investment securities	372,968	95,224	99,582	182,176	326,916	614,301	847,956	2,539,123
Loans receivable	3,301,702	735,448	951,472	1,708,337	1,769,467	1,965,610	346,457	10,778,493
Total earning assets	5,934,404	830,672	1,051,054	1,890,513	2,096,383	2,579,911	1,194,413	15,577,350
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$1,821,712	$639,374	$959,061	$1,918,123	$977,958	$809,854	$1,351,126	$8,477,208
Time deposits	155,307	183,879	183,076	443,201	161,643	48,558	—	1,175,664
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	162,929	—	—	—	—	—	—	162,929
FHLB and other borrowed funds	—	—	—	—	—	—	400,000	400,000
Subordinated debentures	71,162	—	—	—	299,353	—	—	370,515
Total interest-bearing liabilities	2,211,110	823,253	1,142,137	2,361,324	1,438,954	858,412	1,751,126	10,586,316
Interest rate sensitivity gap	$3,723,294	$7,419	$(91,083)	$(470,811)	$657,429	$1,721,499	$(556,713)	$4,991,034
Cumulative interest rate sensitivity gap	$3,723,294	$3,730,713	$3,639,630	$3,168,819	$3,826,248	$5,547,747	$4,991,034
Cumulative rate sensitive assets to rate sensitive liabilities	268.4%	222.9%	187.1%	148.5%	148.0%	162.8%	147.1%
Cumulative gap as a % of total earning assets	23.9%	23.9%	23.4%	20.3%	24.6%	35.6%	32.0%

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2021, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiaries are a party or of which any of their property is the subject.

Item 1A: Risk Factors

There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2020.  See the discussion of our risk factors in the Form 10-K, as filed with the SEC.  The risks described are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2021, the Company’s Board of Directors authorized the repurchase of up to an additional 20,000,000 shares of its common stock under the previously approved stock repurchase program, which was last amended and approved on January 18, 2019. This authorization brought the total amount of authorized shares available to repurchase to 23,843,665 shares. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 through January 31, 2021	—	—	—	23,843,665
February 1 through February 28, 2021	—	—	—	23,843,665
March 1 through March 31, 2021	330,000	$26.55	330,000	23,513,665
Total	330,000		330,000

(1)	The above described stock repurchase program has no expiration date.

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

3.8	Seventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K filed on April 19, 2013)

3.9	Eighth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K filed on April 22, 2016)

3.10	Ninth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K filed on April 23, 2019)

3.11	Amended and Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K filed on January 28, 2021)

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

10.1

Executive Chairman Agreement by and between John W. Allison and Home BancShares, Inc., dated March 1, 2021 (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on March 5, 2021)

10.2	Home BancShares, Inc. 2021 Performance-Based Executive Incentive Plan (incorporated by reference to Exhibit 10.2 of Home BancShares’s Current Report on Form 8-K filed on March 5, 2021)

15	Awareness of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	InlineXBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC.

(Registrant)

Date:	May 6, 2021	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	May 6, 2021	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	May 6, 2021	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer