Form 10-Q
period 2021-06-30
HOME BANCSHARES INC
filed 2021-08-05
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021

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

Common Stock Issued and Outstanding: 164,087,998 shares as of August 5, 2021.

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$182,226	$242,173
Interest-bearing deposits with other banks	2,759,027	1,021,615
Cash and cash equivalents	2,941,253	1,263,788
Investment securities – available-for-sale, net of allowance for credit losses	3,053,712	2,473,781
Loans receivable	10,199,175	11,220,721
Allowance for credit losses	(240,451)	(245,473)
Loans receivable, net	9,958,724	10,975,248
Bank premises and equipment, net	278,502	278,614
Foreclosed assets held for sale	1,969	4,420
Cash value of life insurance	104,132	103,519
Accrued interest receivable	48,725	60,528
Deferred tax asset, net	72,273	70,249
Goodwill	973,025	973,025
Core deposit and other intangibles	27,886	30,728
Other assets	166,991	164,904
Total assets	$17,627,192	$16,398,804
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$4,076,570	$3,266,753
Savings and interest-bearing transaction accounts	8,744,900	8,212,240
Time deposits	1,069,871	1,246,797
Total deposits	13,891,341	12,725,790
Securities sold under agreements to repurchase	150,540	168,931
FHLB and other borrowed funds	400,000	400,000
Accrued interest payable and other liabilities	118,415	127,999
Subordinated debentures	370,707	370,326
Total liabilities	14,931,003	13,793,046
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2021 and 2020; shares issued and outstanding 164,488,498 in 2021 and 165,095,252 in 2020	1,645	1,651
Capital surplus	1,501,615	1,520,617
Retained earnings	1,163,810	1,039,370
Accumulated other comprehensive income	29,119	44,120
Total stockholders’ equity	2,696,189	2,605,758
Total liabilities and stockholders’ equity	$17,627,192	$16,398,804

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
	(Unaudited)
Interest income:
Loans	$141,684	$158,996	$292,601	$317,144
Investment securities
Taxable	7,185	8,693	13,438	18,469
Tax-exempt	4,905	3,698	9,976	6,812
Deposits – other banks	707	211	1,117	1,327
Federal funds sold	—	—	—	21
Total interest income	154,481	171,598	317,132	343,773
Interest expense:
Interest on deposits	6,434	15,116	14,139	39,314
Federal funds purchased	—	—	—	13
FHLB and other borrowed funds	1,896	2,656	3,771	5,354
Securities sold under agreements to repurchase	107	260	297	722
Subordinated debentures	4,792	4,899	9,585	9,978
Total interest expense	13,229	22,931	27,792	55,381
Net interest income	141,252	148,667	289,340	288,392
Provision for credit losses	—	11,441	—	98,264
Provision for credit losses - unfunded commitments	(4,752)	9,214	(4,752)	16,989
Total credit loss (benefit) expense	(4,752)	20,655	(4,752)	115,253
Net interest income after provision for credit losses	146,004	128,012	294,092	173,139
Non-interest income:
Service charges on deposit accounts	5,116	4,296	10,118	10,927
Other service charges and fees	9,659	7,666	17,267	13,722
Trust fees	444	397	966	835
Mortgage lending income	6,202	6,196	14,369	8,817
Insurance commissions	478	533	970	1,211
Increase in cash value of life insurance	537	558	1,039	1,118
Dividends from FHLB, FRB, FNBB & other	2,646	230	11,255	8,072
Gain on sale of SBA loans	1,149	—	1,149	341
(Loss) gain on sale of branches, equipment and other assets, net	(23)	54	(52)	136
Gain on OREO, net	619	235	1,020	512
Gain on securities, net	—	—	219	—
Fair value adjustment for marketable securities	1,250	919	7,032	(4,899)
Other income	3,043	3,939	11,044	7,158
Total non-interest income	31,120	25,023	76,396	47,950
Non-interest expense:
Salaries and employee benefits	42,462	40,088	84,521	79,417
Occupancy and equipment	9,042	10,172	18,279	19,045
Data processing expense	5,893	4,614	11,763	8,940
Other operating expenses	15,585	16,084	31,285	34,030
Total non-interest expense	72,982	70,958	145,848	141,432
Income before income taxes	104,142	82,077	224,640	79,657
Income tax expense	25,072	19,250	53,968	16,323
Net income	$79,070	$62,827	$170,672	$63,334
Basic earnings per share	$0.48	$0.38	$1.03	$0.38
Diluted earnings per share	$0.48	$0.38	$1.03	$0.38

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
	(Unaudited)
Net income	$79,070	$62,827	$170,672	$63,334
Net unrealized gain (loss) on available-for-sale securities	13,091	24,418	(20,309)	30,848
Other comprehensive income (loss), before tax effect	13,091	24,418	(20,309)	30,848
Tax effect on other comprehensive (loss) income	(3,421)	(6,382)	5,308	(8,062)
Other comprehensive income (loss)	9,670	18,036	(15,001)	22,786
Comprehensive income	$88,740	$80,863	$155,671	$86,120

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2021	$1,651	$1,520,617	$1,039,370	$44,120	$2,605,758
Comprehensive income:
Net income	—	—	91,602	—	91,602
Other comprehensive income	—	—	—	(24,671)	(24,671)
Net issuance of 161,434 shares of common stock from exercise of stock options	1	2,321	—	—	2,322
Repurchase of 330,000 shares of common stock	(3)	(8,767)	—	—	(8,770)
Share-based compensation net issuance of 214,684 shares of restricted common stock	2	2,115	—	—	2,117
Cash dividends – Common Stock, $0.14 per share	—	—	(23,154)	—	(23,154)
Balances at March 31, 2021 (unaudited)	$1,651	$1,516,286	$1,107,818	$19,449	$2,645,204
Comprehensive income:
Net Income	—	—	79,070	—	79,070
Other comprehensive income	—	—	—	9,670	9,670
Net issuance of 3,628 shares of common stock from exercise of stock options	—	—	—	—	—
Repurchase of 635,000 shares of common stock	(6)	(16,947)	—	—	(16,953)
Share-based compensation net forfeiture of 21,500 shares of restricted common stock	—	2,276	—	—	2,276
Cash dividends – Common Stock, $0.14 per share	—	—	(23,078)	—	(23,078)
Balances at June 30, 2021 (unaudited)	$1,645	$1,501,615	$1,163,810	$29,119	$2,696,189

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2020	$1,664	$1,537,091	$956,555	$16,221	$2,511,531
Cumulative change in accounting principle (adoption of ASC 326)	—	—	(43,956)	—	(43,956)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	$1,664	$1,537,091	$912,599	$16,221	$2,467,575
Comprehensive income:
Net income	—	—	507	—	507
Other comprehensive income	—	—	—	4,750	4,750
Net issuance of 22,864 shares of common stock from exercise of stock options	—	422	—	—	422
Repurchase of 1,423,560 shares of common stock	(14)	(23,843)	—	—	(23,857)
Share-based compensation net issuance of 175,249 shares of restricted common stock	1	2,481	—	—	2,482
Cash dividends – Common Stock, $0.13 per share	—	—	(21,608)	—	(21,608)
Balances at March 31, 2020 (unaudited)	$1,651	$1,516,151	$891,498	$20,971	$2,430,271
Comprehensive income:
Net income	—	—	62,827	—	62,827
Other comprehensive income	—	—	—	18,036	18,036
Share-based compensation net issuance of 58,140 shares of restricted common stock	1	2,480	—	—	2,481
Cash dividends – Common Stock, $0.13 per share	—	—	(21,469)	—	(21,469)
Balances at June 30, 2020 (unaudited)	$1,652	$1,518,631	$932,856	$39,007	$2,492,146

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2021	2020
	(Unaudited)
Operating Activities
Net income	$170,672	$63,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	9,535	10,512
(Increase) decrease in value of equity securities	(7,032)	4,899
Amortization of securities, net	13,693	8,516
Accretion of purchased loans	(11,282)	(14,683)
Share-based compensation	4,393	4,963
Gain on assets	(2,336)	(989)
Provision for credit losses	—	98,264
Provision for credit losses - unfunded commitments	(4,752)	16,989
Deferred income tax effect	3,311	(30,032)
Increase in cash value of life insurance	(1,039)	(1,118)
Originations of mortgage loans held for sale	(393,886)	(377,343)
Proceeds from sales of mortgage loans held for sale	419,052	349,494
Changes in assets and liabilities:
Accrued interest receivable	11,803	(34,958)
Other assets	5,116	(8,421)
Accrued interest payable and other liabilities	(4,832)	41,696
Net cash provided by operating activities	212,416	131,123
Investing Activities
Net decrease (increase) in loans, excluding purchased loans	989,477	(647,771)
Purchases of investment securities – available-for-sale	(968,660)	(465,834)
Proceeds from maturities of investment securities – available-for-sale	336,834	333,157
Proceeds from sales of investment securities – available-for-sale	18,112	—
Purchases of equity securities	(10,460)	(15,015)
Proceeds from sales of equity securities	15,354	—
(Purchase) redemption of other investments	(5,084)	3,425
Proceeds from foreclosed assets held for sale	5,422	4,980
Proceeds from sale of SBA loans	12,361	4,057
Purchases of premises and equipment, net	(6,252)	(6,279)
Return of investment on cash value of life insurance	418	47,258
Net cash paid – market acquisitions	—	(421,211)
Net cash provided by (used in) investing activities	387,522	(1,163,233)
Financing Activities
Net increase in deposits	1,165,551	1,899,553
Net decrease in securities sold under agreements to repurchase	(18,391)	19,131
Net decrease in federal funds purchased	—	(5,000)
Net increase in FHLB and other borrowed funds	—	(90,007)
Proceeds from exercise of stock options	2,322	422
Repurchase of common stock	(25,723)	(23,857)
Dividends paid on common stock	(46,232)	(43,077)
Net cash provided by financing activities	1,077,527	1,757,165
Net change in cash and cash equivalents	1,677,465	725,055
Cash and cash equivalents – beginning of year	1,263,788	490,601
Cash and cash equivalents – end of period	$2,941,253	$1,215,656

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

Interim financial information

The accompanying unaudited consolidated financial statements as of June 30, 2021 and 2020 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As of December 31, 2019, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined than an allowance for credit losses on available-for-sale securities was not deemed material. However, the Company evaluated the investment portfolio during the first quarter of 2020 and determined that an $842,000 provision for credit losses was necessary. No additional provision was deemed necessary during the remaining quarters of 2020 or the first or second quarters of 2021. See Note 3 for further discussion.

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year.  Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period.  The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$79,070	$62,827	$170,672	$63,334
Average shares outstanding	164,781	165,163	165,018	165,588
Effect of common stock options	445	—	296	—
Average diluted shares outstanding	165,226	165,163	165,314	165,588
Basic earnings per share	$0.48	$0.38	$1.03	$0.38
Diluted earnings per share	$0.48	$0.38	$1.03	$0.38

As of June 30, 2020, options to purchase 3.3 million shares of common stock with a weighted average exercise price of $19.57 were excluded from the computation of diluted earnings per share as the majority of the options had an exercise price which was greater than the average market price of the common stock.

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

3.  Investment Securities

  The following table summarizes the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	June 30, 2021
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$422,424	$2,657	$(2,088)	$422,993
Residential mortgage-backed securities	1,128,591	7,335	(7,816)	1,128,110
Commercial mortgage-backed securities	431,950	12,566	(798)	443,718
State and political subdivisions	947,877	28,257	(2,111)	974,023
Other securities	84,290	811	(233)	84,868
Total	$3,015,132	$51,626	$(13,046)	$3,053,712

	December 31, 2020
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$325,860	$2,338	$(1,207)	$326,991
Residential mortgage-backed securities	703,138	10,607	(688)	713,057
Commercial mortgage-backed securities	446,964	18,048	(126)	464,886
State and political subdivisions	898,174	31,173	(1,454)	927,893
Other securities	40,755	434	(235)	40,954
Total	$2,414,891	$62,600	$(3,710)	$2,473,781

Assets, principally investment securities, having a carrying value of approximately $1.13 billion and $1.08 billion at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $150.5 million and $168.9 million at June 30, 2021 and December 31, 2020, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale at June 30, 2021, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$9,941	$9,968
Due after one year through five years	63,730	64,563
Due after five years through ten years	331,065	332,398
Due after ten years	1,047,855	1,072,955
Mortgage - backed securities: Residential	1,128,591	1,128,110
Mortgage - backed securities: Commercial	431,950	443,718
Other	2,000	2,000
Total	$3,015,132	$3,053,712

During the three months ended June 30, 2021, no available-for-sale securities were sold. There were no realized gains or losses recorded on sales for the three months ended June 30, 2021. During the six months ended June 30, 2021, $17.9 million in available-for-sale securities were sold. The gross realized gains on the sales totaled $219,000 for the six months ended June 30, 2021.

During the three and six months ended June 30, 2020, no available-for-sale securities were sold. There were no realized gains or losses recorded on the sales for the three and six months ended June 30, 2020.

The following table shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$128,328	$(1,662)	$50,509	$(426)	$178,837	$(2,088)
Residential mortgage-backed securities	602,991	(7,772)	5,603	(44)	608,594	(7,816)
Commercial mortgage-backed securities	72,495	(784)	3,813	(14)	76,308	(798)
State and political subdivisions	152,964	(1,269)	—	(842)	152,964	(2,111)
Other securities	9,326	(179)	4,285	(54)	13,611	(233)
Total	$966,104	$(11,666)	$64,210	$(1,380)	$1,030,314	$(13,046)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$54,611	$(383)	$95,249	$(824)	$149,860	$(1,207)
Residential mortgage-backed securities	143,458	(643)	4,900	(45)	148,358	(688)
Commercial mortgage-backed securities	26,886	(126)	—	—	26,886	(126)
State and political subdivisions	78,349	(1,454)	—	—	78,349	(1,454)
Other securities	5,434	(100)	8,748	(135)	14,182	(235)
Total	$308,738	$(2,706)	$108,897	$(1,004)	$417,635	$(3,710)

The Company evaluates all securities quarterly to determine if any debt securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2021, the Company determined that the allowance for credit losses of $842,000, resulting from economic uncertainties related to the COVID-19 pandemic, was adequate for the investment portfolio. No additional provision for credit losses was considered necessary for the portfolio.

	June 30, 2021	December 31, 2020
	(In thousands)
Allowance for credit losses:
Beginning balance	$842	$—
Provision for credit loss - investment securities	—	842
Balance, June 30	$842	$842
Provision for credit loss - investment securities		—
Balance, December 31, 2020		$842

For the six months ended June 30, 2021, the Company had investment securities with approximately $1.4 million in unrealized losses, which have been in continuous loss positions for more than twelve months.  The Company’s assessments indicated that the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 52.9% of the principal balance from the Company’s investment portfolio will mature and be repaid to the Company within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

As of June 30, 2021, the Company's securities portfolio consisted of 1,337 investment securities, 275 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $13.0 million. The U.S government-sponsored enterprises portfolio contained unrealized losses of $2.1 million on 50 securities. The residential mortgage-backed securities portfolio contained $7.8 million of unrealized losses on 136 securities, and the commercial mortgage-backed securities portfolio contained $798,000 of unrealized losses on 29 securities. The state and political subdivisions portfolio contained $2.1 million of unrealized losses on 53 securities. In addition, the other securities portfolio contained $233,000 of unrealized losses on 7 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. As of June 30, 2021, the Company does not consider an allowance for credit losses on the other portions of the investment portfolio because the decline in market value was attributable to changes in interest rates and not credit quality, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

Income earned on available-for sale securities for the three and six months ended June 30, 2021 and 2020, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Taxable	$7,185	$8,693	$13,438	$18,469
Non-taxable	4,905	3,698	9,976	6,812
Total	$12,090	$12,391	$23,414	$25,281

4.  Loans Receivable

The various categories of loans receivable are summarized as follows:

	June 30,	December 31,
	2021	2020
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,144,375	$4,429,060
Construction/land development	1,541,482	1,562,298
Agricultural	126,293	114,431
Residential real estate loans
Residential 1-4 family	1,316,485	1,536,257
Multifamily residential	332,256	536,538
Total real estate	7,460,891	8,178,584
Consumer	824,938	864,690
Commercial and industrial	1,612,826	1,896,442
Agricultural	69,152	66,869
Other	231,368	214,136
Total loans receivable	10,199,175	11,220,721
Allowance for credit losses	(240,451)	(245,473)
Loans receivable, net	$9,958,724	$10,975,248

During the three and six months ended June 30, 2021, the Company sold $11.1 million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $1.1 million. During the three months ended June 30, 2020, the Company did not sell any guaranteed portions of certain SBA loans. During the six months ended June 30, 2020, the Company sold $3.7  million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $341,000.

Mortgage loans held for sale of approximately $89.7 million and $114.8 million at June 30, 2021 and December 31, 2020, respectively, are included in residential 1-4 family loans.   Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.  Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors.  Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid.  The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.  The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments.  Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund.  These commitments are derivative instruments and their fair values at June 30, 2021 and December 31, 2020 were not material.

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

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination.  PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. As a result of the acquisition of LH-Finance in 2020, the Company held approximately $466,000 and $760,000 in PCD loans, as of June 30, 2021 and  December 31, 2020, respectively.

A description of our accounting policies for loans, impaired loans and non-accrual loans are set forth in our 2020 Form 10-K filed with the SEC on February 26, 2021. The Company adopted ASC 326 effective January 1, 2020. See Notes 1 and 5 for further discussion.

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

Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the input assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. Based on this analysis, management determined that changes to several of the economic factors for the various loss driver segments were necessary. The identified loss drivers by segment are included below as of June 30, 2021 and December 31, 2020, respectively.

June 30, 2021
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

As of June 30, 2021, the Company remains optimistic that the markets in which it operates will experience continued economic recovery as long as unemployment rates continue to decline, more COVID-19 vaccinations are administered, and communities continue to reopen for business activity.  However, starting in the second quarter of 2021, the spread of the Delta variant and slowing vaccination rates have resulted in increased infection rates, fueling fears of a virus resurgence. Uncertainty remains about the duration of the pandemic as well as the timing and extent of the economic recovery. The Company determined that an additional provision for credit losses on loans was not necessary as the current level of the allowance for credit losses was considered adequate as of June 30, 2021. During the six-month period ended June 30, 2021, the Company recorded a negative provision for unfunded commitments of $4.8 million. This was  primarily due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position.

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

The following tables present the activity in the allowance for credit losses for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$22,937	$93,869	$54,597	$49,824	$21,705	$242,932
Loans charged off	—	(618)	(97)	(1,931)	(377)	(3,023)
Recoveries of loans previously charged off	17	54	104	226	141	542
Net loans recovered (charged off)	17	(564)	7	(1,705)	(236)	(2,481)
Provision for credit losses	(809)	(178)	(3,422)	4,163	246	—
Balance, June 30	$22,145	$93,127	$51,182	$52,282	$21,715	$240,451

	Six Months Ended June 30, 2021
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$32,861	$88,453	$53,216	$46,530	$24,413	$245,473
Loans charged off	—	(637)	(323)	(4,210)	(900)	(6,070)
Recoveries of loans previously charged off	39	68	166	302	473	1,048
Net loans recovered (charged off)	39	(569)	(157)	(3,908)	(427)	(5,022)
Provision for credit losses	(10,755)	5,243	(1,877)	9,660	(2,271)	—
Balance, June 30	$22,145	$93,127	$51,182	$52,282	$21,715	$240,451

The following tables present the balances in the allowance for loan losses for the six-month period ended June 30, 2020 and the year ended December 31, 2020.

	Six Months Ended June 30, 2020 and Year Ended December 31, 2020
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$26,433	$33,529	$20,135	$16,615	$5,410	$102,122
Impact of adoption ASC 326	(5,296)	15,912	16,680	11,584	5,108	43,988
Allowance for credit losses on PCD loans	—	—	—	—	357	357
Loans charged off	(443)	(2,009)	(357)	(3,150)	(888)	(6,847)
Recoveries of loans previously charged off	15	485	237	106	455	1,298
Net loans charged off	(428)	(1,524)	(120)	(3,044)	(433)	(5,549)
Provision for credit loss - loans	24,316	35,418	3,223	19,044	6,112	88,113
Provision for credit loss - acquired loans	—	—	—	—	9,309	9,309
Balance, June 30	45,025	83,335	39,918	44,199	25,863	238,340
Loans charged off	(775)	(1,032)	(128)	(4,614)	(1,090)	(7,639)
Recoveries of loans previously charged off	92	162	100	112	306	772
Net loans charged off	(683)	(870)	(28)	(4,502)	(784)	(6,867)
Provision for credit loss - loans	(11,481)	5,988	13,326	6,833	(666)	14,000
Balance, December 31	$32,861	$88,453	$53,216	$46,530	$24,413	$245,473

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$19,030	$9,011	$2,165
Construction/land development	1,363	—	13
Agricultural	757	—	—
Residential real estate loans
Residential 1-4 family	18,399	3,000	1,479
Multifamily residential	163	—	—
Total real estate	39,712	12,011	3,657
Consumer	1,726	—	5
Commercial and industrial	12,699	7,275	5
Agricultural & other	1,132	—	—
Total	$55,269	$19,286	$3,667

	December 31, 2020
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$20,947	$6,794	$6,088
Construction/land development	1,381	2,089	1,296
Agricultural	879	—	—
Residential real estate loans
Residential 1-4 family	19,334	3,000	1,821
Multifamily residential	173	—	—
Total real estate	42,714	11,883	9,205
Consumer	3,506	—	174
Commercial and industrial	17,251	—	231
Agricultural & other	1,057	—	—
Total	$64,528	$11,883	$9,610

The Company had $55.3 million and $64.5 million in nonaccrual loans for the periods ended June 30, 2021 and December 31, 2020, respectively. In addition, the Company had $3.7 million and $9.6 million in loans past due 90 days or more and still accruing for the periods ended June 30, 2021 and December 31, 2020, respectively.

The Company had $19.3 million and $11.9 million in nonaccrual loans with a specific reserve as of June 30, 2021 and December 31, 2020, respectively. The Company did not recognize any interest income on nonaccrual loans during the period ended June 30, 2021 or June 30, 2020.

The following table presents the amortized cost basis of collateral-dependent impaired loans by class of loans as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Commercial	Residential
	Real Estate	Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$291,453	$—	$—
Construction/land development	4,707	—	—
Agricultural	757	—	—
Residential real estate loans
Residential 1-4 family	—	23,088	—
Multifamily residential	—	163	—
Total real estate	296,917	23,251	—
Consumer	—	—	1,745
Commercial and industrial	—	—	16,949
Agricultural & other	—	—	1,132
Total	$296,917	$23,251	$19,826

	December 31, 2020
	Commercial	Residential
	Real Estate	Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$47,429	$—	$—
Construction/land development	6,012	—	—
Agricultural	879	—	—
Residential real estate loans
Residential 1-4 family	—	32,413	—
Multifamily residential	—	173	—
Total real estate	54,320	32,586	—
Consumer	—	—	3,694
Commercial and industrial	—	—	21,027
Agricultural & other	—	—	1,057
Total	$54,320	$32,586	$25,778

The Company had $340.0 million and $112.7 million in collateral-dependent impaired loans for the periods ended June 30, 2021 and December 31, 2020, respectively. The increase in collateral-dependent impaired loans was due to the Company changing the valuation method for lodging and assisted living loans to a market price valuation methodology. This involved assigning a 15% discount of par for these impaired loans. The 15% figure was derived based on knowledge of current hotel and assisted living offerings in the loan sale market. In the event of default, liquidation would be achieved through a loan sale. The Company is continuing to monitor these impaired loans and will adjust the discount as necessary.

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

The following is an aging analysis for loans receivable as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$850	$1,645	$21,195	$23,690	$4,120,685	$4,144,375	$2,165
Construction/land development	32	—	1,376	1,408	1,540,074	1,541,482	13
Agricultural	—	—	757	757	125,536	126,293	—
Residential real estate loans							—
Residential 1-4 family	1,080	3,101	19,878	24,059	1,292,426	1,316,485	1,479
Multifamily residential	—	—	163	163	332,093	332,256	—
Total real estate	1,962	4,746	43,369	50,077	7,410,814	7,460,891	3,657
Consumer	572	594	1,731	2,897	822,041	824,938	5
Commercial and industrial	2,373	1,190	12,704	16,267	1,596,559	1,612,826	5
Agricultural & other	524	1	1,132	1,657	298,863	300,520	—
Total	$5,431	$6,531	$58,936	$70,898	$10,128,277	$10,199,175	$3,667

	December 31, 2020
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,856	$68	$27,035	$30,959	$4,398,101	$4,429,060	$6,088
Construction/land development	178	44	2,677	$2,899	1,559,399	1,562,298	1,296
Agricultural	522	—	879	1,401	113,030	114,431	—
Residential real estate loans
Residential 1-4 family	4,833	7,787	21,155	33,775	1,502,482	1,536,257	1,821
Multifamily residential	111	—	173	284	536,254	536,538	—
Total real estate	9,500	7,899	51,919	69,318	8,109,266	8,178,584	9,205
Consumer	2,899	802	3,680	7,381	857,309	864,690	174
Commercial and industrial	960	515	17,482	18,957	1,877,485	1,896,442	231
Agricultural and other	1,125	3,713	1,057	5,895	275,110	281,005	—
Total	$14,484	$12,929	$74,138	$101,551	$11,119,170	$11,220,721	$9,610

Non-accruing loans at June 30, 2021 and December 31, 2020 were $55.3 million and $64.5 million, respectively.

Interest recognized on impaired loans during the three and six months ended June 30, 2021 was approximately $240,000 and $477,000, respectively. Interest recognized on impaired loans during the three and six months ended June 30, 2020 was approximately $341,000 and $678,000, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	25	25
Risk rating 3	83,714	287,185	335,029	436,237	260,682	1,061,887	239,507	2,704,241
Risk rating 4	4,567	26,909	163,508	256,067	189,314	383,864	56,140	1,080,369
Risk rating 5	—	10,589	3,271	25,568	37,568	209,116	—	286,112
Risk rating 6	—	—	15,633	1,939	13,736	42,232	—	73,540
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	88	—	88
Total non-farm/non-residential	88,281	324,683	517,441	719,811	501,300	1,697,187	295,672	4,144,375
Construction/land development
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	239	—	239
Risk rating 3	94,839	237,183	102,983	41,048	24,128	63,829	139,431	703,441
Risk rating 4	14,106	207,503	452,462	46,350	39,894	37,617	26,805	824,737
Risk rating 5	—	—	434	—	—	1,168	1	1,603
Risk rating 6	—	20	889	62	—	10,489	—	11,460
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	1	1	—	2
Total construction/land development	108,945	444,706	556,768	87,460	64,023	113,343	166,237	1,541,482
Agricultural
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	9,364	28,553	8,083	8,973	5,203	21,669	4,370	86,215
Risk rating 4	6,452	2,133	292	1,178	782	27,248	565	38,650
Risk rating 5	—	—	—	—	—	—	—	—
Risk rating 6	—	46	—	—	—	1,382	—	1,428
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	15,816	30,732	8,375	10,151	5,985	50,299	4,935	126,293
Total commercial real estate loans	$213,042	$800,121	$1,082,584	$817,422	$571,308	$1,860,829	$466,844	$5,812,150
Residential real estate loans
Residential 1-4 family
Risk rating 1	$3	$—	$—	$—	$—	$83	$91	$177
Risk rating 2	—	—	—	—	—	43	2,180	2,223
Risk rating 3	112,359	159,012	160,707	118,714	104,718	363,412	94,134	1,113,056
Risk rating 4	6,374	4,238	10,868	22,787	19,020	59,743	30,361	153,391
Risk rating 5	—	—	1,178	1,405	4,396	4,621	2,499	14,099
Risk rating 6	286	2,542	2,897	1,844	1,097	17,852	6,995	33,513
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	5	21	—	26
Total residential 1-4 family	119,022	165,792	175,650	144,750	129,236	445,775	136,260	1,316,485
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	6,726	23,555	32,344	78,723	10,302	46,818	7,143	205,611
Risk rating 4	—	478	3,980	21,208	3,026	26,404	37,468	92,564
Risk rating 5	—	—	—	7,652	8,238	15,880	—	31,770
Risk rating 6	—	—	—	—	896	1,415	—	2,311
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	6,726	24,033	36,324	107,583	22,462	90,517	44,611	332,256
Total real estate	$338,790	$989,946	$1,294,558	$1,069,755	$723,006	$2,397,121	$647,715	$7,460,891

	June 30, 2021
	Term Loans Amortized Cost Basis by Origination Year, Continued
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Consumer
Risk rating 1	$1,972	$2,371	$1,736	$1,205	$314	$1,952	$1,676	$11,226
Risk rating 2	—	—	46	754	—	10	57	867
Risk rating 3	112,957	202,359	158,116	128,345	77,928	110,039	7,621	797,365
Risk rating 4	939	1,513	3,386	2,332	221	3,243	79	11,713
Risk rating 5	—	118	—	101	195	778	—	1,192
Risk rating 6	—	44	382	475	—	1,548	43	2,492
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	1	82	—	83
Total consumer	115,868	206,405	163,666	133,212	78,659	117,652	9,476	824,938
Commercial and industrial
Risk rating 1	$326,895	$135,854	$497	$196	$172	$21,474	$11,314	$496,402
Risk rating 2	25	22	1	—	90	279	266	683
Risk rating 3	49,474	82,519	99,734	51,093	25,315	65,665	109,786	483,586
Risk rating 4	108,241	38,468	105,445	108,977	34,075	43,737	76,436	515,379
Risk rating 5	—	170	17,977	17,895	5,739	3,430	11,027	56,238
Risk rating 6	951	15,462	4,620	27,815	5,598	4,702	1,360	60,508
Risk rating 7	—	—	2	—	—	—	—	2
Risk rating 8	—	2	1	—	—	22	3	28
Total commercial and industrial	485,586	272,497	228,277	205,976	70,989	139,309	210,192	1,612,826
Agricultural and other
Risk rating 1	$20,380	$8,734	$45	$—	$—	$127	$364	$29,650
Risk rating 2	—	—	4,571	—	—	907	1,027	6,505
Risk rating 3	47,150	66,429	5,315	3,911	1,268	49,769	54,182	228,024
Risk rating 4	6,098	489	237	1,533	1,440	1,694	22,812	34,303
Risk rating 5	—	—	—	—	—	597	—	597
Risk rating 6	—	—	30	16	33	1,305	57	1,441
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	73,628	75,652	10,198	5,460	2,741	54,399	78,442	300,520
Total	$1,013,872	$1,544,500	$1,696,699	$1,414,403	$875,395	$2,708,481	$945,825	$10,199,175

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$88,281	$314,539	$502,660	$694,702	$463,225	$1,493,843	$295,672	$3,852,922
Non-performing	—	10,144	14,781	25,109	38,075	203,344	—	291,453
Total non-farm/ non-residential	88,281	324,683	517,441	719,811	501,300	1,697,187	295,672	4,144,375
Construction/land development
Performing	$108,945	$444,686	$555,879	$87,406	$64,023	$109,599	$166,237	$1,536,775
Non-performing	—	20	889	54	—	3,744	—	4,707
Total construction/ land development	108,945	444,706	556,768	87,460	64,023	113,343	166,237	1,541,482
Agricultural
Performing	$15,816	$30,732	$8,375	$10,151	$5,985	$49,542	$4,935	$125,536
Non-performing	—	—	—	—	—	757	—	757
Total agricultural	15,816	30,732	8,375	10,151	5,985	50,299	4,935	126,293
Total commercial real estate loans	$213,042	$800,121	$1,082,584	$817,422	$571,308	$1,860,829	$466,844	$5,812,150
Residential real estate loans
Residential 1-4 family
Performing	$119,022	$162,716	$173,324	$143,707	$127,949	$436,583	$130,096	$1,293,397
Non-performing	—	3,076	2,326	1,043	1,287	9,192	6,164	23,088
Total residential 1-4 family	119,022	165,792	175,650	144,750	129,236	445,775	136,260	1,316,485
Multifamily residential
Performing	$6,726	$24,033	$36,324	$107,583	$22,462	$90,354	$44,611	$332,093
Non-performing	—	—	—	—	—	163	—	163
Total multifamily residential	6,726	24,033	36,324	107,583	22,462	90,517	44,611	332,256
Total real estate	$338,790	$989,946	$1,294,558	$1,069,755	$723,006	$2,397,121	$647,715	$7,460,891
Consumer
Performing	$115,868	$206,372	$163,321	$133,094	$78,658	$116,411	$9,469	$823,193
Non-performing	—	33	345	118	1	1,241	7	1,745
Total consumer	115,868	206,405	163,666	133,212	78,659	117,652	9,476	824,938
Commercial and industrial
Performing	$485,586	$272,304	$223,811	$200,275	$68,128	$136,116	$209,657	$1,595,877
Non-performing	—	193	4,466	5,701	2,861	3,193	535	16,949
Total commercial and industrial	485,586	272,497	228,277	205,976	70,989	139,309	210,192	1,612,826
Agricultural and other
Performing	$73,628	$75,652	$10,168	$5,443	$2,708	$53,356	$78,433	$299,388
Non-performing	—	—	30	17	33	1,043	9	1,132
Total agricultural and other	73,628	75,652	10,198	5,460	2,741	54,399	78,442	300,520
Total	$1,013,872	$1,544,500	$1,696,699	$1,414,403	$875,395	$2,708,481	$945,825	$10,199,175

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
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

The Company had approximately $21.7 million or 140 total revolving loans convert to term loans for the six months ended June 30, 2021 compared to $73.0 million or 198 total revolving loans convert to term loans for the six months ended June 30, 2020.  These loans were considered immaterial for vintage disclosure inclusion.

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$14	$11,275	$3,709	$624	$4,343	$8,676
Construction/land development	2	106	—	60	—	60
Agricultural	1	282	262	—	—	262
Residential real estate loans
Residential 1-4 family	20	2,870	1,361	159	389	1,909
Total real estate	37	14,533	5,332	843	4,732	10,907
Consumer	3	21	14	—	4	18
Commercial and industrial	9	2,354	215	102	81	398
Total	$49	$16,908	$5,561	$945	$4,817	$11,323

	December 31, 2020
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	14	$11,510	$4,350	$383	$4,723	$9,456
Construction/land development	2	58	—	7	9	16
Agricultural	1	282	267	—	—	267
Residential real estate loans
Residential 1-4 family	21	2,913	1,441	165	431	2,037
Total real estate	38	14,763	6,058	555	5,163	11,776
Consumer	1	17	14	—	—	14
Commercial and industrial	12	2,470	308	127	91	526
Total	51	$17,250	$6,380	$682	$5,254	$12,316

The following is a presentation of TDRs on non-accrual status as of June 30, 2021 and December 31, 2020 because they are not in compliance with the modified terms:

	June 30, 2021		December 31, 2020
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	2	$13	2	$350
Construction/land development	1	57	1	9
Agricultural	1	262	1	267
Residential real estate loans
Residential 1-4 family	7	646	7	547
Total real estate	11	978	11	1,173
Consumer	2	4	—	—
Commercial and industrial	6	277	8	414
Total	19	$1,259	19	$1,587

The following is a presentation of total foreclosed assets as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$558	$438
Construction/land development	934	3,189
Residential real estate loans
Residential 1-4 family	477	793
Total foreclosed assets held for sale	$1,969	$4,420

The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The purchase price of the loans at acquisition was $1.3 million, and a $357,000 allowance for credit losses was recorded on these loans at acquisition along with a $17,000 non-credit premium. The allowance and non-credit premium resulted in a par value of $1.0 million for these loans at acquisition. As of June 30, 2021 and December 31, 2020, the balance of purchase credit deteriorated loans was approximately $466,000 and $760,000, respectively.

6.  Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Goodwill
Balance, beginning of period	$973,025	$958,408
Acquisitions	—	14,617
Balance, end of period	$973,025	$973,025

	June 30, 2021	December 31, 2020
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$30,728	$36,572
Amortization expense	(2,842)	(3,003)
Balance, June 30	27,886	33,569
Amortization expense		(2,841)
Balance, end of year		$30,728

The carrying basis and accumulated amortization of core deposits and other intangibles at June 30, 2021 and December 31, 2020 were:

	June 30, 2021	December 31, 2020
	(In thousands)
Gross carrying basis	$86,625	$86,625
Accumulated amortization	(58,739)	(55,897)
Net carrying amount	$27,886	$30,728

 Core deposit and other intangible amortization expense was approximately $1.4 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively. Core deposit and other intangible amortization expense was approximately $2.8 million and $3.0 million for the six months ended June 30, 2021 and 2020. The Company’s estimated amortization expense of core deposits and other intangibles for each of the years 2021 through 2025 is approximately: 2021 – $5.7 million; 2022 – $5.7 million; 2023 – $5.5 million; 2024 – $4.3 million; 2025 – $3.9 million.

The carrying amount of the Company’s goodwill was $973.0 million at each of June 30, 2021 and December 31, 2020.  Goodwill is tested annually for impairment during the fourth quarter or more often if events and circumstances indicate there may be an impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7.  Other Assets

Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets.  As of June 30, 2021 and December 31, 2020, other assets were $167.0 million and $164.9 million, respectively.

The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”).  These equity securities without a readily determinable fair value were $87.5 million and $86.7 million at June 30, 2021 and December 31, 2020, and are accounted for at cost.

The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321.  These equity securities without a readily determinable fair value were $32.4 million and $28.2 million at June 30, 2021 and December 31, 2020.  There were no observable transactions during the period that would indicate a material change in fair value. Therefore, these investments were accounted for at cost, less impairment.

8.  Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $473.1 and $558.0 million at June 30, 2021 and December 31, 2020.  The aggregate amount of time deposits with a minimum denomination of $100,000 was $710.8 million and $864.3 million at June 30, 2021 and December 31, 2020, respectively.  Interest expense applicable to certificates in excess of $100,000 totaled $2.0 million and $6.2 million for the three months ended June 30, 2021 and 2020, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $4.4 million and $13.2 million for the six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, brokered deposits were $625.7 million and $635.7 million, respectively.

Deposits totaling approximately $1.99 billion and $1.98 billion at June 30, 2021 and December 31, 2020, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9.  Securities Sold Under Agreements to Repurchase

At June 30, 2021 and December 31, 2020, securities sold under agreements to repurchase totaled $150.5 million and $168.9 million, respectively. For the three-month periods ended June 30, 2021 and 2020, securities sold under agreements to repurchase daily weighted-average totaled $157.6 million and $154.6 million, respectively. For the six months ended June 30, 2021 and 2020, securities sold under agreements to repurchase daily weighted-average totaled $158.6 million and $146.4 million, respectively.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2021 and December 31, 2020 is presented in the following tables:

	June 30, 2021
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$10,453	$—	$—	$—	$10,453
Mortgage-backed securities	11,368	—	—	—	11,368
State and political subdivisions	125,505	—	—	—	125,505
Other securities	3,214	—	—	—	3,214
Total borrowings	$150,540	$—	$—	$—	$150,540

	December 31, 2020
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$11,166	$—	$—	$—	$11,166
Mortgage-backed securities	18,830	—	—	—	18,830
State and political subdivisions	135,308	—	—	—	135,308
Other securities	3,627	—	—	—	3,627
Total borrowings	$168,931	$—	$—	$—	$168,931

10.  FHLB and Other Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $400.0 million at both June 30, 2021 and December 31, 2020. The Company had no other borrowed funds as of June 30, 2021 or December 31, 2020. At June 30, 2021 and December 31, 2020, all of the outstanding balances were classified as long-term advances.  The FHLB advances mature in 2033 with fixed interest rates ranging from 1.76% to 2.26%.  Expected maturities could differ from contractual maturities because FHLB may have the right to call or the Company may have the right to prepay certain obligations.

Additionally, the Company had $1.15 billion and $1.11 billion at June 30, 2021 and December 31, 2020, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at June 30, 2021 and December 31, 2020, respectively.

The parent company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at June 30, 2021 and December 31, 2020 was zero.

11.  Subordinated Debentures

Subordinated debentures at June 30, 2021 and December 31, 2020 consisted of subordinated debt securities and guaranteed payments on trust preferred securities with the following components:

	As of June 30,	As of December 31,
	2021	2020
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	4,476	4,452
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	5,896	5,849
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	299,509	299,199
Total	$370,707	$370,326

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

12.  Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Current:
Federal	$15,175	$12,359	$38,058	$34,826
State	5,024	4,092	12,599	11,529
Total current	20,199	16,451	50,657	46,355
Deferred:
Federal	3,661	2,103	2,488	(22,563)
State	1,212	696	823	(7,469)
Total deferred	4,873	2,799	3,311	(30,032)
Income tax (benefit) expense	$25,072	$19,250	$53,968	$16,323

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Statutory federal income tax rate	21.00%	21.00%	21.00%	21.00%
Effect of non-taxable interest income	(1.03)	(1.04)	(0.97)	(1.98)
Stock compensation	0.16	0.17	0.25	(0.03)
State income taxes, net of federal benefit	4.18	3.65	4.22	2.07
Executive officer compensation & other	(0.24)	(0.33)	(0.48)	(0.57)
Effective income tax rate	24.07%	23.45%	24.02%	20.49%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$69,610	$72,445
Deferred compensation	3,816	4,741
Stock compensation	5,089	4,768
Non-accrual interest income	1,013	775
Real estate owned	131	620
Loan discounts	4,823	6,806
Tax basis premium/discount on acquisitions	4,166	5,101
Investments	281	502
Deposits	(49)	(33)
Other	5,252	5,855
Gross deferred tax assets	94,132	101,580
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	313	1,929
Unrealized gain on securities	7,589	15,072
Core deposit intangibles	6,396	7,056
FHLB dividends	2,783	2,711
Other	4,778	4,563
Gross deferred tax liabilities	21,859	31,331
Net deferred tax assets	$72,273	$70,249

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

13. Common Stock, Compensation Plans and Other

Common Stock

As of June 30, 2021, the Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share.

The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation, as amended.

Stock Repurchases

During the first six months of 2021, the Company repurchased a total of 965,000 shares with a weighted-average stock price of $26.63 per share. Shares repurchased under the program as of June 30, 2021 since its inception total 16,873,335 shares. The remaining balance available for repurchase is 22,878,665 shares at June 30, 2021.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of June 30, 2021, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 13,288,000.  At June 30, 2021, the Company had approximately 1,580,000 shares of common stock remaining available for future grants and approximately 4,639,000 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

The intrinsic value of the stock options outstanding and stock options vested at June 30, 2021 was $14.4 million and $10.6 million, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2021 was approximately $1.7 million. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $6.6 million as of June 30, 2021.

The table below summarizes the stock option transactions under the Plan at June 30, 2021 and December 31, 2020 and changes during the six-month period and year then ended:

	For the Six Months Ended June 30, 2021		For the Year Ended December 31, 2020
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	3,254	$19.77	3,411	$19.60
Granted	15	21.68	—	—
Forfeited/Expired	(28)	23.33	(76)	21.95
Exercised	(181)	15.27	(81)	10.61
Outstanding, end of period	3,060	20.02	3,254	19.77
Exercisable, end of period	1,423	$17.26	1,537	$16.82

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value.  For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model.  Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options.  The weighted-average fair value of options granted during the six months ended June 30, 2021 was $11.11 per share. There were no options granted during the year ended December 31, 2020.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

The assumptions used in determining the fair value of the 2021 and 2020 stock option grants were as follows:

	For the Six Months Ended June 30, 2021	For the Year Ended December 31, 2020
Expected dividend yield	2.59%	Not Applicable
Expected stock price volatility	70.13%	Not Applicable
Risk-free interest rate	0.75%	Not Applicable
Expected life of options	6.5 years	Not Applicable

The following is a summary of currently outstanding and exercisable options at June 30, 2021:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$6.56 to $8.62	164	1.41	$8.32	164	$8.32
$9.54 to $14.71	140	3.05	13.23	140	13.23
$16.77 to $16.86	130	3.14	16.80	130	16.80
$17.12 to $17.36	102	3.72	17.14	102	17.14
$17.40 to $18.46	871	4.13	18.45	605	18.45
$18.50 to $20.16	55	7.26	19.22	22	19.45
$20.58 to $21.25	158	4.76	21.08	143	21.12
$21.31 to $22.22	112	7.10	22.18	60	22.22
$22.70 to $23.32	1,247	7.06	23.32	1	22.70
$23.51 to $25.96	81	5.98	25.63	56	25.96
	3,060			1,423

The table below summarized the activity for the Company’s restricted stock issued and outstanding at June 30, 2021 and December 31, 2020 and changes during the period and year then ended:

	As of June 30, 2021	As of December 31, 2020
	(In thousands)
Beginning of year	1,371	1,636
Issued	215	264
Vested	(238)	(453)
Forfeited	(22)	(76)
End of period	1,326	1,371
Amount of expense for six months and twelve months ended, respectively	$3,491	$6,824

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $18.4 million as of June 30, 2021.

14.  Non-Interest Expense

The table below shows the components of non-interest expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Salaries and employee benefits	$42,462	$40,088	$84,521	$79,417
Occupancy and equipment	9,042	10,172	18,279	19,045
Data processing expense	5,893	4,614	11,763	8,940
Other operating expenses:
Advertising	1,194	795	2,240	2,021
Merger and acquisition expenses	—	—	—	711
Amortization of intangibles	1,421	1,486	2,842	3,003
Electronic banking expense	2,616	2,054	4,854	3,769
Directors’ fees	414	412	797	836
Due from bank service charges	273	239	522	462
FDIC and state assessment	1,108	1,846	2,471	3,394
Insurance	787	711	1,568	1,457
Legal and accounting	1,058	1,278	1,904	2,197
Other professional fees	1,796	1,735	3,409	4,961
Operating supplies	465	553	952	1,088
Postage	292	313	630	640
Telephone	365	310	711	634
Other expense	3,796	4,352	8,385	8,857
Total other operating expenses	15,585	16,084	31,285	34,030
Total non-interest expense	$72,982	$70,958	$145,848	$141,432

15. Leases

The Company leases land and office facilities under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2042 and do not include renewal options based on economic factors that would have implied that continuation of the lease was reasonably certain. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally include real estate taxes and common area maintenance (“CAM”) charges in the rental payments. Short-term leases are leases having a term of twelve months or less. As part of the adoption of Topic 842, the Company elected the package of practical expedients whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. In accordance with ASU 2018-11, the Company elected the practical expedient whereby we elected to not separate nonlease components from the associated lease component of our operating leases. As a result, we account for these components as a single component under Topic 842 since (i) the timing and pattern of transfer of the nonlease components and the associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company recognizes short term leases on a straight-line basis and does not record a related ROU asset and liability for such leases. In addition, equipment leases were determined to be immaterial and a related ROU asset and liability for such leases is not recorded.

As of June 30, 2021, the balances of the right-of-use asset and lease liability was $40.6 million and $43.4 million, respectively. As of December 31, 2020, the balances of the right-of-use asset and lease liability was $40.2 million and $43.0 million, respectively The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
2021	$5,003	$8,235
2022	7,102	6,486
2023	6,306	5,714
2024	5,782	5,262
2025	5,324	4,818
Thereafter	29,367	27,453
Total future minimum lease payments	$58,884	$57,968
Discount effect of cash flows	(15,488)	(14,922)
Present value of net future minimum lease payments	$43,396	$43,046

Additional information (dollar amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
Lease expense:	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease expense	$1,981	$2,027	$3,990	$4,041
Short-term lease expense	1	15	5	32
Variable lease expense	251	264	508	519
Total lease expense	$2,233	$2,306	$4,503	$4,592
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$1,974	$2,017	$3,968	$3,991
Weighted-average remaining lease term (in years)	9.75	10.24	9.84	10.28
Weighted-average discount rate	3.53%	3.62%	3.53%	3.61%

The Company currently leases three properties from three related parties. Total rent expense from the leases was $36,000 or 1.59% of total lease expense and $70,000 or 1.57% of total lease expense for the three and six months ended June 30, 2021, respectively.

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

Although the Company has a diversified loan portfolio, at June 30, 2021 and December 31, 2020, commercial real estate loans represented 57.0% and 54.4% of total loans receivable, respectively, and 215.6% and 234.3% of total stockholders’ equity at June 30, 2021 and December 31, 2020, respectively.  Residential real estate loans represented 16.2% and 18.5% of total loans receivable and 61.2% and 79.6% of total stockholders’ equity at June 30, 2021 and December 31, 2020, respectively.

Approximately 72.0% of the Company’s total loans and 76.1% of the Company’s real estate loans as of June 30, 2021, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.

Beginning in the first quarter of 2020, the COVID-19 pandemic negatively impacted the U.S. and global economy; disrupted U.S. and global supply chains; lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; increased unemployment levels and decreased consumer confidence. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in our footprint. The pandemic has caused the Company, and could continue to cause the Company, to recognize credit losses in our loan portfolios and increases in our allowance for credit losses and could cause further volatility in the valuation of real estate and other collateral supporting loans. As of June 30, 2021, the markets in which we operate have begun to experience economic recovery as unemployment rates have declined, COVID-19 vaccination rates have increased, and communities have begun to reopen for business activity.  However, there is still a significant amount of uncertainty related to the COVID-19 pandemic which may slow the anticipated economic recovery.  The Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of June 30, 2021. During the three months ended June 30, 2021, the Company recorded a negative provision for unfunded commitments of $4.8 million. This was  primarily due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position. The financial statements have been prepared using values and information currently available to the Company. The Company is continuing to closely monitor the situation.

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

At June 30, 2021 and December 31, 2020, commitments to extend credit of $2.87 billion and $2.82 billion, respectively, were outstanding.  A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.  The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2021 and December 31, 2020, is $56.3 million and $56.1 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

18.  Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years.  During the first six months of 2021, the Company requested approximately $131.3 million in regular dividends from its banking subsidiary.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of June 30, 2021, the Company meets all capital adequacy requirements to which it is subject.

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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio.  As of June 30, 2021, the Bank met the capital standards for a well-capitalized institution.  The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 14.98%, 10.86%, 15.60%, and 19.46%, respectively, as of June 30, 2021.

19.  Additional Cash Flow Information

In connection with the LH-Finance acquisition, accounted for using the purchase method, the Company acquired approximately $409.1 million in assets, including $407.4 million in loans as of February 29, 2020, and paid $421.2 million in cash.

The following is a summary of the Company’s additional cash flow information during the six-month periods ended:

	June 30,
	2021	2020
	(In thousands)
Interest paid	$28,428	$56,024
Income taxes paid	58,685	7,438
Assets acquired by foreclosure	1,951	1,617

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

Financial Assets and Liabilities Measured on a Recurring Basis

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value.  The Company does not have any Level 1 securities.  Primarily all of the Company's securities are considered to be Level 2 securities.  These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  As of June 30, 2021 and December 31, 2020, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2021 and 2020. See Note 3 for additional detail related to investment securities.

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

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value.  Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent.  A portion of the allowance for credit losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for credit losses to require an increase, such increase is reported as a component of the provision for credit losses.  The fair value of loans with specific allocated losses was $286.7 million and $102.1 million as of June 30, 2021 and December 31, 2020, respectively.  The increase in collateral-dependent impaired loans was due to the Company changing the valuation for lodging and assisted living loans to a market price valuation methodology. This involved assigning a 15% discount of par for these impaired loans. The 15% figure was derived based on knowledge of current hotel and assisted living offerings in the loan sale market. In the event of default, liquidation would be achieved through a loan sale. The Company is continuing to monitor these impaired loans and will adjust the discount as necessary. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $126,000 and $181,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended June 30, 2021 and 2020, respectively. The Company reversed approximately $184,000 and $422,000 of accrued interest receivable when impaired loans were put on non-accrual status during the six months ended June 30, 2021 and 2020, respectively.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral.  As of June 30, 2021 and December 31, 2020, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $2.0 million and $4.4 million, respectively.

No foreclosed assets held for sale were remeasured during the six months ended June 30, 2021. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.

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

	June 30, 2021
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$2,941,253	$2,941,253	1
Loans receivable, net of impaired loans and allowance	9,672,066	10,027,916	3
Accrued interest receivable	48,725	48,725	1
FHLB, Federal Reserve & First National Bankers Bank stock; other equity investments	119,938	119,938	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,076,570	$4,076,570	1
Savings and interest-bearing transaction accounts	8,744,900	8,744,900	1
Time deposits	1,069,871	1,089,374	3
Securities sold under agreements to repurchase	150,540	150,540	1
FHLB and other borrowed funds	400,000	405,584	2
Accrued interest payable	5,289	5,289	1
Subordinated debentures	370,707	380,547	3

	December 31, 2020
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,263,788	$1,263,788	1
Loans receivable, net of impaired loans and allowance	10,873,120	11,292,004	3
Accrued interest receivable	60,528	60,528	1
FHLB, Federal Reserve & First National Bankers Bank stock; other equity investments	114,854	114,854	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$3,266,753	$3,266,753	1
Savings and interest-bearing transaction accounts	8,212,240	8,212,240	1
Time deposits	1,246,797	1,266,430	3
Securities sold under agreements to repurchase	168,931	168,931	1
FHLB and other borrowed funds	400,000	414,207	2
Accrued interest payable	5,925	5,925	1
Subordinated debentures	370,326	378,981	3

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. Section 4013 of the CARES Act provides financial institutions the temporary option to not apply ASC Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, to certain loan modifications related to COVID-19 made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after termination of the President’s national emergency declaration for COVID-19. On December 28, 2020, an extension of section 4013 of the CARES Act, provided institutions with an extension of the temporary option to not apply ASC Subtopic 310-40 until January 1, 2022. Further, financial institutions do not need to determine impairment associated with certain loan concessions that would otherwise have been required for TDRs (e.g., interest rate concessions, payment deferrals, or loan extensions). The Company has relied on Section 4013 of the CARES Act in accounting for loan modifications since the fourth quarter of 2020. The Company has granted loan modification to 47 outstanding loans for a total of $264.5 million as of June 30, 2021.  All of the customers currently on deferment chose principal deferment only and now have returned to paying interest monthly.

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” The amendments in the update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in the update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in this Update do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

Results of Review of Interim Consolidated Financial Statements

We have reviewed the condensed consolidated balance sheet of Home BancShares, Inc. and subsidiaries (the “Company”) as of June 30, 2021, and the related condensed consolidated statements of income, comprehensive income and stockholders’ equity for the three-month and six-month periods ended June 30, 2021 and 2020 and cash flows for the six-month periods ended
June 30, 2021 and 2020, and the related notes (collectively referred to as the “interim financial information” or “statements”).  Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 26, 2021, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

August 5, 2021

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

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of June 30, 2021, we had, on a consolidated basis, total assets of $17.63 billion, loans receivable, net of $9.96 billion, total deposits of $13.89 billion, and stockholders’ equity of $2.70 billion.

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

Table 1:  Key Financial Measures

	As of or for the Three Months Ended		As of or for the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Total assets	$17,627,192	$16,895,406	$17,627,192	$16,895,406
Loans receivable	10,199,175	11,955,743	10,199,175	11,955,743
Allowance for credit losses	240,451	238,340	240,451	238,340
Total deposits	13,891,341	13,177,936	13,891,341	13,177,936
Total stockholders’ equity	2,696,189	2,492,146	2,696,189	2,492,146
Net income	79,070	62,827	170,672	63,334
Basic earnings per share	0.48	0.38	1.03	0.38
Diluted earnings per share	0.48	0.38	1.03	0.38
Book value per share	16.39	15.09	16.39	15.09
Tangible book value per share (non-GAAP)(1)	10.31	8.99	10.31	8.99
Annualized net interest margin – FTE	3.61%	4.11%	3.81%	4.17%
Efficiency ratio	41.08	39.67	38.71	40.83
Efficiency ratio, as adjusted (non-GAAP)(2)	42.06	39.38	41.35	40.34
Annualized return on average assets	1.81	1.55	2.01	0.81
Annualized return on average common equity	11.92	10.27	13.02	5.16

(1)	See Table 19 for the non-GAAP tabular reconciliation.
(2)	See Table 23 for the non-GAAP tabular reconciliation.

Overview

Recent Developments – COVID-19

The rapid spread of the novel coronavirus (“COVID-19”) hit the United States during the first quarter of 2020 and the effects have continued throughout the second quarter of 2021. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. To address the economic impact of the pandemic, multiple stimulus packages have been enacted to provide economic relief to individuals and businesses. The Company has been, and may continue to be, impacted by the pandemic. Throughout the first quarter of 2021, COVID-19 vaccination rates increased leading to reduced infection rates which resulted in the easing of restrictive measures in the majority of our market areas. However, starting in the second quarter of 2021, the spread of the Delta variant and slowing vaccination rates have resulted in increased infection rates, fueling fears of a virus resurgence. Uncertainty remains about the duration of the pandemic as well as the timing and extent of the economic recovery.

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

As of June 30, 2021, the markets in which we operate have begun to experience economic recovery as unemployment rates have declined and communities have begun to reopen for business activity. Our loan deferrals decreased to $264.5 million on 47 loans, as of June 30, 2021, from the December 31, 2020 balance of $330.7 million on 56 loans.  All of the customers currently on deferment totaling $264.5 million chose principal deferment only and now have returned to paying interest monthly.  The hospitality sector has been most negatively impacted by COVID-19 and represents approximately 70% of the deferment balance as of June 30, 2021. The geographic distribution of these deferrals is similar through all of our markets.  Our review of deferment requests required updated interim operating statements, balance sheet and liquidity verifications, and validation of the current risk rating.

In April 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) established a new federal economic relief program administered by the Small Business Administration (“SBA”) called the Paycheck Protection Program (“PPP”), which provides for 100% federally guaranteed loans to be issued by participating private financial institutions to small businesses for payroll and certain other permitted expenses.  PPP loans are forgivable, in whole or in part, so long as employee and compensation levels of the borrower are maintained, and the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/HCEA Act”) was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. The PPP/HCEA Act authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA. The Consolidated Appropriations Act (“CAA”) was signed into law on December 27, 2020. The CAA also authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA.  As of June 30, 2021, as a participating lender, we have generated 12,971 loans to both existing and new customers totaling $1.23 billion. As of June 30, 2021, the outstanding PPP loan balances were $473.9 million. The average loan size was $91,000.

Although the economic and public health outlooks improved in the United States during the first six months of 2021, the future impact of the pandemic on our business, results of operations and financial condition remains uncertain. Should current economic conditions deteriorate or if the pandemic continues to intensify through the spread of more contagious or severe strains of COVID-19, the pandemic could have an adverse effect on our business and results of operations and financial condition.

Results of Operations for the Three Months Ended June 30, 2021 and 2020

Our net income increased $16.2 million, or 25.9%, to $79.1 million for the three-month period ended June 30, 2021, from $62.8 million for the same period in 2020. On a diluted earnings per share basis, our earnings were $0.48 per share for the three-month period ended June 30, 2021 compared to $0.38 per share for the three-month period ended June 30, 2020.  During the three-month period ended June 30, 2021, the Company recorded a negative provision for unfunded commitments of $4.8 million compared to an $11.4 million provision for credit losses and a $9.2 million provision for credit losses on unfunded commitments for a total credit loss expense of $20.7 million for the three-month period ended June 30, 2020.  The $4.8 million negative provision for unfunded commitments for the three-month period ended June 30, 2021 was due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position.  The $20.7 million of total credit loss expense for the three-month period ended June 30, 2020 was primarily due to the COVID-19 pandemic. The Company’s provisioning model is closely tied to unemployment rate projections which have continued to improve since the fourth quarter of 2020. The Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of June 30, 2021.  The Company also recorded a $1.3 million adjustment for the increase in fair market value of marketable securities and $2.2 million of special dividend income from our equity investments.

Total interest expense decreased by $9.7 million, or 42.3%, and non-interest income increased by $6.1 million, or 24.4%. Total interest income decreased by $17.1 million or, 10.0%, and non-interest expense increased by $2.0 million or, 2.9%. The decrease in interest expense was primarily due to a $8.7 million decrease in interest on deposits and an $760,000 decrease in interest on FHLB borrowed funds.  The increase in non-interest income was primarily due to a $2.4 million increase in dividends from FHLB, FRB, FNBB & other, a $2.0 million increase in other service charges and fees, and a $1.1 million increase in gain on sale of SBA loans.  The decrease in interest income was due to a $17.3 million decrease in loan interest income. The increase in non-interest expense was due to a $2.4 million increase in salaries and employee benefits and a $1.3 million increase in data processing expense, partially offset by a $1.1 million decrease in other occupancy and equipment expenses.  Income tax expense increased by $5.8 million during the quarter due to an increase in net income.

Our net interest margin decreased from 4.11% for the three-month period ended June 30, 2020 to 3.61% for the three-month period ended June 30, 2021.  The yield on interest earning assets was 3.94% and 4.74% for the three months ended June 30, 2021 and 2020, respectively, as average interest earning assets increased from $14.68 billion to $15.89 billion. The increase in average earning assets is primarily the result of a $1.82 billion increase in average interest-bearing balances due from banks and a $638.9 million increase in average investment securities, partially offset by the $1.25 billion decrease in average loans receivable. Average PPP loan balances were $581.4 million for the three months ended June 30, 2021. These loans bear interest at 1.00% plus the accretion of the origination fee. We recognized total interest income of $7.8 million on PPP loans for the three months ended June 30, 2021. The PPP loans were accretive to the net interest margin by 7 basis points for the three months ended June 30, 2021. This was primarily due to approximately $243.2 million of the Company’s PPP loans being forgiven during the second quarter of 2021 as well as the acceleration of deferred fees for the loans that were forgiven. The COVID-19 pandemic and the resulting governmental response have created a significant amount of excess liquidity in the market.  As a result, we had an increase of $1.82 billion in average interest-bearing cash balances for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.  This excess liquidity was dilutive to the net interest margin by 45 basis points. For the three months ended June 30, 2021 and 2020, we recognized $5.8 million and $7.0 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 3 basis points. We recognized $942,000 in event interest income for the three months ended June 30, 2021 compared to $1.5 million for the three months ended June 30, 2020. This reduced the net interest margin by 1 basis point.

Our efficiency ratio was 41.08% for the three months ended June 30, 2021, compared to 39.67% for the same period in 2020.  For the second quarter of 2021, our efficiency ratio, as adjusted (non-GAAP), was 42.06%, compared to 39.38% reported for the second quarter of 2020. (See Table 23 for the non-GAAP tabular reconciliation).

Our annualized return on average assets was 1.81% for the three months ended June 30, 2021, compared to 1.55% for the same period in 2020.  Our annualized return on average common equity was 11.92% for the three months ended June 30, 2021, compared to 10.27% for the same period in 2020.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

Our net income increased $107.3 million, or 169.5%, to $170.67 million for the six-month period ended June 30, 2021, from $63.3 million for the same period in 2020.  On a diluted earnings per share basis, our earnings were $1.03 per share for the six-month period ended June 30, 2021 and $0.38 per share for the six-month period ended June 30, 2020.  During the six-month period ended June 30, 2021, the Company recorded a $4.8 million negative provision for unfunded commitments compared to a $98.3 million provision for credit losses and a $17.0 million provision for unfunded commitments for a total credit loss expense of $115.3 million for the six-month period ended June 30, 2020.  The $4.8 million negative provision for the six-month period ended June 30, 2021 was due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position.  The $115.3 million of total credit loss expense for the six-month period ended June 30, 2020 was primarily due to the COVID-19 pandemic, with $9.3 million for the acquisition of LH-Finance on February 29, 2020. The Company’s provisioning model is closely tied to unemployment rate projections which have continued to improve since the fourth quarter of 2020. The Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of June 30, 2021.  The Company also recorded a $7.0 million adjustment for the increase in fair market value of marketable securities, $10.3 million of special dividend income from our equity investments, $5.1 million recovery on historic losses from loans charged-off prior to acquisition and a $219,000 gain on investment securities.

Total interest expense decreased by $27.6 million, or 49.8%, and non-interest income increased by $28.4 million, or 59.3%. This was partially offset by a $26.6 million, or 7.7%, decrease in total interest income and a $4.4 million or, 3.1%, increase in non-interest expense. The decrease in interest expense was primarily due to a $25.2 million decrease in interest on deposits and an $1.6 million decrease in interest on FHLB borrowed funds.  The increase in non-interest income was primarily due to an $11.9 million increase in the fair value adjustment on marketable securities, a $5.6 million increase in mortgage lending income, a $3.9 million increase in other income, a $3.5 million increase in other service charges and fees, and a $3.2 million increase in dividends from FHLB, FRB, FNBB & other, which was partially offset by a $809,000 decrease in service charges on deposit accounts. The decrease in interest income was due to a $24.5 million decrease in loan interest income, a $1.9 million decrease in investment security income and a $210,000 decrease in interest income on deposits with other banks. The increase in non-interest expense was due to a $5.1 million increase in salaries and employee benefits and a $2.8 million increase in data processing expense and was partially offset by a $2.7 million decrease in other operating expenses and a $766,000 decrease in occupancy and equipment expense.  Income tax expense increased by $37.6 million during the quarter due to an increase in net income.

Our net interest margin decreased from 4.17% for the six-month period ended June 30, 2020 to 3.81% for the six-month period ended June 30, 2021.  The yield on interest earning assets was 4.17% and 4.96% for the six months ended June 30, 2021 and 2020, respectively, as average interest earning assets increased from $14.05 billion to $15.51 billion. The increase in average earning assets is primarily the result of a $1.55 billion increase in average interest-bearing balances due from banks and a $522.4 million increase in average investment securities, partially offset by the $618.2 million decrease in average loans receivable. Average PPP loan balances were $607.4 million for the six months ended June 30, 2021. These loans bear interest at 1.00% plus the accretion of the origination fee. We recognized total interest income of $19.7 million on PPP loans for the six months ended June 30, 2021. The PPP loans were accretive to the net interest margin by 11 basis points for the six months ended June 30, 2021. This was primarily due to approximately $549.0 million of the Company’s PPP loans being forgiven during the first six months of 2021 as well as the acceleration of deferred fees for the loans that were forgiven. The COVID-19 pandemic and the resulting governmental response have created a significant amount of excess liquidity in the market.  As a result, we had an increase of $1.55 billion in average interest-bearing cash balances for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.  This excess liquidity was dilutive to the net interest margin by 43 basis points. For the six months ended June 30, 2021 and 2020, we recognized $11.3 million and $14.7 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 4 basis points.

Our efficiency ratio was 38.71% for the six months ended June 30, 2021, compared to 40.83% for the same period in 2020.  For the six months ended June 30, 2021, our efficiency ratio, as adjusted (non-GAAP), was 41.35%, compared to 40.34% reported for the six months ended June 30, 2020. (See Table 23 for the non-GAAP tabular reconciliation).

Our annualized return on average assets was 2.01% for the six months ended June 30, 2021, compared to 0.81% for the same period in 2020.  Our annualized return on average common equity was 13.02% for the six months ended June 30, 2021, compared to 5.16% for the same period in 2020.

Financial Condition as of and for the Period Ended June 30, 2021 and December 31, 2020

Our total assets as of June 30, 2021 increased $1.23 billion to $17.63 billion from the $16.40 billion reported as of December 31, 2020.  Cash and cash equivalents increased $1.68 billion, or 132.7%, for the six months ended June 30, 2021. The increase in cash and cash equivalents is due to loan paydowns as well as the significant amount of excess liquidity in the market as a continued result of the COVID-19 pandemic and the accompanying governmental response. Our loan portfolio balance decreased to $10.20 billion as of June 30, 2021 from $11.22 billion at December 31, 2020 due to organic loan decline of $820.2 million and $549.0 million of the Company’s PPP loans being forgiven during the first six months of 2021, which was partially offset by $347.7 million in new PPP loan originations during 2021. Total deposits increased $1.17 billion to $13.89 billion as of June 30, 2021 from $12.73 billion as of December 31, 2020, which was due to customers holding higher deposit balances in response to the COVID-19 pandemic as well as the accompanying governmental response to the pandemic. Stockholders’ equity increased $90.4 million to $2.70 billion as of June 30, 2021, compared to $2.61 billion as of December 31, 2020.  The $90.4 million increase in stockholders’ equity is primarily associated with the $170.7 million in net income for the six months ended June 30, 2021, which was partially offset by the $15.0 million in other comprehensive loss for the six months ended June 30, 2021, $46.2 million of shareholder dividends paid and stock repurchases of $25.7 million in 2021.

Our non-performing loans were $58.9 million, or 0.58% of total loans as of June 30, 2021, compared to $74.1 million, or 0.66% of total loans as of December 31, 2020.  The allowance for credit losses as a percent of non-performing loans increased to 407.99% as of June 30, 2021, from 331.10% as of December 31, 2020.  Non-performing loans from our Arkansas franchise were $22.4 million at June 30, 2021 compared to $24.1 million as of December 31, 2020.  Non-performing loans from our Florida franchise were $31.8 million at June 30, 2021 compared to $43.1 million as of December 31, 2020.  Non-performing loans from our Alabama franchise were $380,000 at June 30, 2021 compared to $530,000 as of December 31, 2020. Non-performing loans from our SPF franchise were $1.6 million at June 30, 2021 compared to $3.6 million as of December 31, 2020. Non-performing loans from our Centennial Commercial Finance Group (“CFG”) franchise were $2.7 million at June 30, 2021 compared to $2.8 million as of December 31, 2020.

As of June 30, 2021, our non-performing assets decreased to $60.9 million, or 0.35% of total assets, from $78.6 million, or 0.48% of total assets, as of December 31, 2020. Non-performing assets from our Arkansas franchise were $23.2 million at June 30, 2021 compared to $25.6 million as of December 31, 2020. Non-performing assets from our Florida franchise were $32.9 million at June 30, 2021 compared to $46.0 million as of December 31, 2020. Non-performing assets from our Alabama franchise were $424,000 at June 30, 2021 compared to $564,000 as of December 31, 2020. Non-performing assets from our SPF franchise were $1.6 million at June 30, 2021 compared to $3.6 million as of December 31, 2020. Non-performing assets from our CFG franchise were $2.8 million at June 30, 2021 and December 31, 2020, respectively.

The $2.7 million balance of non-accrual loans for our Centennial CFG market consists of one loan that is assessed for credit risk by the Federal Reserve under the Shared National Credit Program. The decision to place this loan on non-accrual status was made by the Federal Reserve and not the Company. The loan that makes up the total balance is still current on both principal and interest. However, all interest payments are currently being applied to the principal balance. Because the Federal Reserve required us to place this loan on non-accrual status, we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve.

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

•

Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310.  Interchange fees were $4.3 million, $8.1 million, $3.6 million and $7.1 million for the three and six months ended June 30, 2021 and 2020, respectively. Centennial CFG loan fees were $3.3 million, $5.3 million, $2.1 million and $2.9 million for the three and six months ended June 30, 2021 and 2020, respectively.

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As of December 31, 2019, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined than an allowance for credit losses on available-for-sale securities was not deemed material. However, the Company evaluated the investment portfolio during the first quarter of 2020 and determined that an $842,000 provision for credit losses was necessary. No additional provision was deemed necessary during the remaining quarters of 2020 or the first and second quarters of 2021. See Note 3  “Investment Securities” in the Condensed Notes to Consolidated Financial Statements for further discussion.

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

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

As of June 30, 2021, we had 160 branch locations.  There were 76 branches in Arkansas, 78 branches in Florida, five branches in Alabama and one branch in New York City.

Results of Operations

For the three and six months ended June 30, 2021 and 2020

Our net income increased $16.2 million, or 25.9%, to $79.1 million for the three-month period ended June 30, 2021, from $62.8 million for the same period in 2020. On a diluted earnings per share basis, our earnings were $0.48 per share for the three-month period ended June 30, 2021 compared to $0.38 per share for the three-month period ended June 30, 2020.  During the three-month period ended June 30, 2021, the Company recorded a negative provision for unfunded commitments of $4.8 million compared to an $11.4 million provision for credit losses and a $9.2 million provision for credit losses on unfunded commitments for a total credit loss expense of  $20.7 million for the three-month period ended June 30, 2020.  The $4.8 million negative provision for unfunded commitments for the three-month period ended June 30, 2021 was due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position.  The $20.7 million of total credit loss expense for the three-month period ended June 30, 2020 was primarily due to the COVID-19 pandemic. The Company’s provisioning model is closely tied to unemployment rate projections which have continued to improve since the fourth quarter of 2020. The Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of June 30, 2021.  The Company also recorded a $1.3 million adjustment for the increase in fair market value of marketable securities and $2.2 million of special dividend income from our equity investments.

Our net income increased $107.3 million, or 169.5%, to $170.67 million for the six-month period ended June 30, 2021, from $63.3 million for the same period in 2020.  On a diluted earnings per share basis, our earnings were $1.03 per share for the six-month period ended June 30, 2021 and $0.38 per share for the six-month period ended June 30, 2020.  During the six-month period ended June 30, 2021, the Company recorded a $4.8 million negative provision for unfunded commitments compared to a $98.3 million provision for credit losses and a $17.0 million provision for unfunded commitments for a total credit loss expense of  $115.3 million for the six-month period ended June 30, 2020.  The $4.8 million negative provision for the six-month period ended June 30, 2021 was due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position.  The $115.3 million of total credit loss expense for the six-month period ended June 30, 2020 was primarily due to the COVID-19 pandemic, with $9.3 million for the acquisition of LH-Finance on February 29, 2020. The Company’s provisioning model is closely tied to unemployment rate projections which have continued to improve since the fourth quarter of 2020. The Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of June 30, 2021.  The Company also recorded a $7.0 million adjustment for the increase in fair market value of marketable securities, $10.3 million of special dividend income from our equity investments, $5.1 million recovery on historic losses from loans charged-off prior to acquisition and a $219,000 gain on investment securities.

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal reserve lowered the target rate two times in 2020. First, the target rate was lowered to 1.00% to 1.25% on March 3, 2020; second, the rate was lowered to 0.00% to 0.25% on March 15, 2020. The target rate remains at 0.00% to 0.25% as of June 30, 2021.

Our net interest margin decreased from 4.11% for the three-month period ended June 30, 2020 to 3.61% for the three-month period ended June 30, 2021.  The yield on interest earning assets was 3.94% and 4.74% for the three months ended June 30, 2021 and 2020, respectively, as average interest earning assets increased from $14.68 billion to $15.89 billion. The increase in average earning assets is primarily the result of a $1.82 billion increase in average interest-bearing balances due from banks and a $638.9 million increase in average investment securities, partially offset by the $1.25 billion decrease in average loans receivable. Average PPP loan balances were $581.4 million for the three months ended June 30, 2021. These loans bear interest at 1.00% plus the accretion of the origination fee. We recognized total interest income of $7.8 million on PPP loans for the three months ended June 30, 2021. The PPP loans were accretive to the net interest margin by 7 basis points for the three months ended June 30, 2021. This was primarily due to approximately $243.2 million of the Company’s PPP loans being forgiven during the second quarter of 2021 as well as the acceleration of deferred fees for the loans that were forgiven. The COVID-19 pandemic and the resulting governmental response have created a significant amount of excess liquidity in the market.  As a result, we had an increase of $1.82 billion in average interest-bearing cash balances for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.  This excess liquidity was dilutive to the net interest margin by 45 basis points. For the three months ended June 30, 2021 and 2020, we recognized $5.8 million and $7.0 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 3 basis points. We recognized $942,000 in event interest income for the three months ended June 30, 2021 compared to $1.5 million for the three months ended June 30, 2020. This reduced the net interest margin by 1 basis point.

Our net interest margin decreased from 4.17% for the six-month period ended June 30, 2020 to 3.81% for the six-month period ended June 30, 2021.  The yield on interest earning assets was 4.17% and 4.96% for the six months ended June 30, 2021 and 2020, respectively, as average interest earning assets increased from $14.05 billion to $15.51 billion. The increase in average earning assets is primarily the result of a $1.55 billion increase in average interest-bearing balances due from banks and a $522.4 million increase in average investment securities, partially offset by a $618.2 million decrease in average loans receivable. Average PPP loan balances were $607.4 million for the six months ended June 30, 2021. These loans bear interest at 1.00% plus the accretion of the origination fee. We recognized total interest income of $19.7 million on PPP loans for the six months ended June 30, 2021. The PPP loans were accretive to the net interest margin by 11 basis points for the six months ended June 30, 2021. This was primarily due to approximately $549.0 million of the Company’s PPP loans being forgiven during the first six months of 2021 as well as the acceleration of deferred fees for the loans that were forgiven. The COVID-19 pandemic and the resulting governmental response have created a significant amount of excess liquidity in the market.  As a result, we had an increase of $1.55 billion in average interest-bearing cash balances for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.  This excess liquidity was dilutive to the net interest margin by 43 basis points. For the six months ended June 30, 2021 and 2020, we recognized $11.3 million and $14.7 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 4 basis points.

Net interest income on a fully taxable equivalent basis decreased $7.0 million, or 4.7%, to $143.1 million for the three-month period ended June 30, 2021, from $150.1 million for the same period in 2020.  This decrease in net interest income for the three-month period ended June 30, 2021 was the result of a $16.7 million decrease in interest income, which was partially offset by a $9.7 million decrease in interest expense, on a fully taxable equivalent basis. The $16.7 million decrease in interest income was primarily the result of  higher levels of earning assets at lower yields. Although our interest earning assets increased, our average loan balances decreased by $1.25 billion while average interest-bearing balances due from banks increased by $1.82 billion. The lower yield on earning assets resulted in a decrease in interest income of approximately $4.9 million, and the higher level of earning assets at much lower yields resulted in a decrease in interest income of approximately $11.9 million. The lower yield was primarily the result of the decrease in income on loans of $17.4 million, which was partially offset by an increase in income on investment securities of $129,000 and a $496,000 increase in income on interest-bearing balances due from banks. The decrease in interest income also reflected a $1.2 million decrease in loan accretion income.  The $9.7 million decrease in interest expense for the three-month period ended June 30, 2021 is primarily the result of interest-bearing liabilities repricing in a decreasing interest rate environment, which lowered interest expense by $7.2 million, as well as a $2.5 million decrease in interest expense resulting from a change in the composition of  average interest bearing liabilities. The decrease in interest expense was primarily driven by a $8.7 million decrease in interest expense on deposits and an $760,000 decrease in interest expense on FHLB borrowed funds.

Net interest income on a fully taxable equivalent basis increased $2.0 million, or 0.7%, to $293.0 million for the six-month period ended June 30, 2021, from $291.1 million for the same period in 2020.  This increase in net interest income for the six-month period ended June 30, 2021 was the result of a $27.6 million decrease in interest expense, which was partially offset by a $25.6 million decrease in interest income, on a fully taxable equivalent basis. The $25.6 million decrease in interest income was primarily the result of  lower yields on our earning assets. Although our interest earning assets increased, our average loan balances decreased by $618.2 million while average interest-bearing balances due from banks increased by $1.55 billion. The lower yield on earning assets resulted in a decrease in interest income of approximately $18.4 million, and the higher level of earning assets at lower yields resulted in a decrease in interest income of approximately $7.3 million.  The lower yield was primarily driven by the decrease in income on loans of $24.7 million, a decrease in income on investment securities of $753,000 and a $210,000 decrease in income on interest-bearing balances due from banks. The decrease in interest income also reflected a $3.4 million decrease in loan accretion income.  The $27.6 million decrease in interest expense for the six-month period ended June 30, 2021 is primarily the result of interest-bearing liabilities repricing in a decreasing interest rate environment, which lowered interest expense by $23.9 million, as well as a $3.7 million decrease in interest expense resulting from a change in the composition of  average interest bearing liabilities. The decrease in interest expense was primarily driven by a $25.2 million decrease in interest expense on deposits and an $1.6 million decrease in interest expense on FHLB borrowed funds.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2021 and 2020, as well as changes in fully taxable equivalent net interest margin for the three and six months ended June 30, 2021 compared to the same period in 2020.

Table 2: Analysis of Net Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Interest income	$154,481	$171,598	$317,132	$343,773
Fully taxable equivalent adjustment	1,810	1,434	3,667	2,661
Interest income – fully taxable equivalent	156,291	173,032	320,799	346,434
Interest expense	13,229	22,931	27,792	55,381
Net interest income – fully taxable equivalent	$143,062	$150,101	293,007	291,053
Yield on earning assets – fully taxable equivalent	3.94%	4.74%	4.17%	4.96%
Cost of interest-bearing liabilities	0.49	0.86	0.53	1.07
Net interest spread – fully taxable equivalent	3.45	3.88	3.64	3.89
Net interest margin – fully taxable equivalent	3.61	4.11	3.81	4.17

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended June 30,	Six Months Ended June 30,
	2021 vs. 2020	2021 vs. 2020
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$(11,854)	$(7,257)
Increase (decrease) in interest income due to change in earning asset yields	(4,887)	(18,378)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	2,471	3,667
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	7,231	23,922
Increase (decrease) in net interest income	$(7,039)	$1,954

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and six months ended June 30, 2021 and 2020, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2021			2020
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$2,577,101	$707	0.11%	$753,093	$211	0.11%
Federal funds sold	51	—	0.00	—	—	0.00
Investment securities – taxable	1,909,485	7,185	1.51	1,673,334	8,693	2.09
Investment securities – non-taxable	864,416	6,527	3.03	461,640	4,890	4.26
Loans receivable	10,541,466	141,872	5.40	11,790,398	159,238	5.43
Total interest-earning assets	15,892,519	156,291	3.94%	14,678,465	173,032	4.74%
Non-earning assets	1,598,840			1,640,741
Total assets	$17,491,359			$16,319,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$8,684,726	$3,960	0.18%	$7,651,259	$7,818	0.41%
Time deposits	1,123,287	2,474	0.88	1,855,626	7,298	1.58
Total interest-bearing deposits	9,808,013	6,434	0.26	9,506,885	15,116	0.64
Securities sold under agreement to repurchase	157,570	107	0.27	154,628	260	0.68
FHLB and other borrowed funds	400,000	1,896	1.90	652,354	2,656	1.64
Subordinated debentures	370,613	4,792	5.19	369,846	4,899	5.33
Total interest-bearing liabilities	10,736,196	13,229	0.49%	10,683,713	22,931	0.86%
Non-interest-bearing liabilities
Non-interest-bearing deposits	3,966,968			3,038,490
Other liabilities	128,048			137,062
Total liabilities	14,831,212			13,859,265
Stockholders’ equity	2,660,147			2,459,941
Total liabilities and stockholders’ equity	$17,491,359			$16,319,206
Net interest spread			3.45%			3.88%
Net interest income and margin		$143,062	3.61%		$150,101	4.11%

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Six Months Ended June 30,
	2021			2020
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$2,096,452	$1,117	0.11%	$542,066	$1,327	0.49%
Federal funds sold	84	—	0.00	2,609	21	1.62
Investment securities – taxable	1,774,026	13,438	1.53	1,690,083	18,469	2.20
Investment securities – non-taxable	856,332	13,259	3.12	417,919	8,981	4.32
Loans receivable	10,780,972	292,985	5.48	11,399,178	317,636	5.60
Total interest-earning assets	15,507,866	320,799	4.17%	14,051,855	346,434	4.96%
Non-earning assets	1,599,393			1,674,486
Total assets	$17,107,259			$15,726,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$8,512,714	$8,677	0.21%	$7,346,281	$23,621	0.65%
Time deposits	1,166,121	5,462	0.94	1,899,673	15,693	1.66
Total interest-bearing deposits	9,678,835	14,139	0.29	9,245,954	39,314	0.86
Federal funds purchased	—	—	0.00	3,132	13	0.83
Securities sold under agreement to repurchase	158,628	297	0.38	146,404	722	0.99
FHLB and other borrowed funds	400,000	3,771	1.90	637,940	5,354	1.69
Subordinated debentures	370,518	9,585	5.22	369,749	9,978	5.43
Total interest-bearing liabilities	10,607,981	27,792	0.53%	10,403,179	55,381	1.07%
Non-interest-bearing liabilities
Non-interest-bearing deposits	3,724,854			2,724,537
Other liabilities	131,446			128,102
Total liabilities	14,464,281			13,255,818
Stockholders’ equity	2,642,978			2,470,523
Total liabilities and stockholders’ equity	$17,107,259			$15,726,341
Net interest spread			3.64%			3.89%
Net interest income and margin		$293,007	3.81%		$291,053	4.17%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and six months ended June 30, 2021 compared to the same period in 2020, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 5: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2021 over 2020			2021 over 2020
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$500	$(4)	$496	$1,466	$(1,676)	$(210)
Federal funds sold	—	—	—	(10)	(11)	(21)
Investment securities – taxable	1,113	(2,621)	(1,508)	878	(5,909)	(5,031)
Investment securities – non-taxable	3,344	(1,707)	1,637	7,342	(3,064)	4,278
Loans receivable	(16,811)	(555)	(17,366)	(16,933)	(7,718)	(24,651)
Total interest income	(11,854)	(4,887)	(16,741)	(7,257)	(18,378)	(25,635)
Interest expense:
Interest-bearing transaction and savings deposits	941	(4,799)	(3,858)	3,268	(18,212)	(14,944)
Time deposits	(2,281)	(2,543)	(4,824)	(4,823)	(5,408)	(10,231)
Federal funds purchased	—	—	—	(7)	(6)	(13)
Securities sold under agreement to repurchase	5	(158)	(153)	56	(481)	(425)
FHLB borrowed funds	(1,146)	386	(760)	(2,182)	599	(1,583)
Subordinated debentures	10	(117)	(107)	21	(414)	(393)
Total interest expense	(2,471)	(7,231)	(9,702)	(3,667)	(23,922)	(27,589)
Increase (decrease) in net interest income	$(9,383)	$2,344	$(7,039)	$(3,590)	$5,544	$1,954

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

During the three-month period ended June 30, 2021, the Company recorded a negative provision for unfunded commitments of $4.8 million compared to an $11.4 million provision for credit losses and a $9.2 million provision for credit losses on unfunded commitments for a total credit loss expense of $20.7 million for the three-month period ended June 30, 2020.  During the six-month period ended June 30, 2021, the Company recorded a $4.8 million negative provision for unfunded commitments compared to a $98.3 million provision for credit losses and a $17.0 million provision for unfunded commitments for a total credit loss expense of $115.3 million for the six-month period ended June 30, 2020.  The $4.8 million negative provision for the six-month period ended June 30, 2021 was due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position.  The $115.3 million of total credit loss expense for the six-month period ended June 30, 2020 was primarily due to the COVID-19 pandemic, with $9.3 million for the acquisition of LH-Finance on February 29, 2020. The Company’s provisioning model is closely tied to unemployment rate projections which have continued to improve since the fourth quarter of 2020. The Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of June 30, 2021. Net charge-offs to average total loans was 0.09% for the three months ended June 30, 2021 compared to 0.07% for the three months ended June 30, 2020. Net charge-offs to average total loans was 0.09% for the six months ended June 30, 2021 compared to 0.10% for the six months ended June 30, 2020.

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

The allowance for credit losses is measured based on call report segment as these types of loan exhibit similar risk characteristics. The identified loan segments are as follows:

•	1-4 family construction
•	All other construction
•	1-4 family revolving HELOC & junior liens
•	1-4 family senior liens
•	Multifamily
•	Owner occupied commercial real estate
•	Non-owner occupied commercial real estate
•	Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•	Consumer auto
•	Other consumer
•	Other consumer - SPF

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

Non-Interest Income

Total non-interest income was $31.1 million and $76.4 million for the three and six months ended June 30, 2021, compared to $25.0 million and $48.0 million for the same periods in 2020.  Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending income, insurance commissions, increase in cash value of life insurance and dividends.

Table 6 measures the various components of our non-interest income for the three and six months ended June 30, 2021 and 2020, respectively, as well as changes for the three and six months ended June 30, 2021 compared to the same period in 2020.

Table 6: Non-Interest Income

	Three Months Ended				Six Months Ended
	June 30,		2021 Change		June 30,		2021 Change
	2021	2020	from 2020		2021	2020	from 2020
	(Dollars in thousands)
Service charges on deposit accounts	$5,116	$4,296	$820	19.1%	$10,118	$10,927	$(809)	(7.4)%
Other service charges and fees	9,659	7,666	1,993	26.0	17,267	13,722	3,545	25.8
Trust fees	444	397	47	11.8	966	835	131	15.7
Mortgage lending income	6,202	6,196	6	0.1	14,369	8,817	5,552	63.0
Insurance commissions	478	533	(55)	(10.3)	970	1,211	(241)	(19.9)
Increase in cash value of life insurance	537	558	(21)	(3.8)	1,039	1,118	(79)	(7.1)
Dividends from FHLB, FRB, FNBB & other	2,646	230	2,416	1,050.4	11,255	8,072	3,183	39.4
Gain on sale of SBA loans	1,149	—	1,149	100.0	1,149	341	808	237.0
(Loss) gain on sale of branches, equipment and other assets, net	(23)	54	(77)	(142.6)	(52)	136	(188)	(138.2)
Gain on OREO, net	619	235	384	163.4	1,020	512	508	99.2
Gain on securities, net	—	—	—	0.0	219	—	219	100.0
Fair value adjustment for marketable securities	1,250	919	331	36.0	7,032	(4,899)	11,931	243.5
Other income	3,043	3,939	(896)	(22.7)	11,044	7,158	3,886	54.3
Total non-interest income	$31,120	$25,023	$6,097	24.4%	$76,396	$47,950	$28,446	59.3%

Non-interest income increased $6.1 million, or 24.4%, to $31.1 million for three months ended June 30, 2021 from $25.0 million for the same period in 2020.  The primary factors that resulted in this increase were dividends from FHLB, FRB, FNBB & other which increased non-interest income by $2.4 million and the $2.0 million increase in other service charges and fees. Other factors were changes related to service charges on deposit accounts and the gain on the sale of SBA loans.

Additional details for the three months ended June 30, 2021 on some of the more significant changes are as follows:

•	The $820,000 increase in service charges on deposit accounts is primarily related to an increase in overdraft fees resulting from increased volume.
•	The $2.0 million increase in other service charges and fees is primarily due to an increase in Centennial CFG property finance loan fees.
•	The $2.4 million increase for dividends from FHLB, FRB, FNBB & other is primarily due to an increase in special dividends from equity investments.
•	The $1.1 million gain on sale of SBA loans is due to the increase in volume during the second quarter of 2021.
•

The $896,000 decrease in other income is primarily due to a $729,000 decrease in loan recoveries and a $839,000 decrease in gain on life insurance, which was partially offset by a $572,000 increase in investment brokerage fee income.

Non-interest income increased $28.4 million, or 59.3%, to $76.4 million for six months ended June 30, 2021 from $48.0 million for the same period in 2020.  The primary factors that resulted in this increase were the impact of fair value adjustment for marketable securities which increased non-interest income by $11.9 million and the $5.6 million increase in mortgage lending income. Other factors were changes related to service charges on deposit accounts, other service charges and fees, gain on sale of SBA loans and other income.

Additional details for the six months ended June 30, 2021 on some of the more significant changes are as follows:

•

The $809,000 decrease in service charges on deposit accounts is primarily related to a decrease in overdraft fees resulting consumers holding higher deposit balances in response to the COVID-19 pandemic through the end of the first quarter of 2021. The Company began to see an increase in overdraft fees during the second quarter of 2021 but not to the extent of pre-pandemic levels.

•	The $3.5 million increase in other service charges and fees is primarily due to an increase in Centennial CFG property finance loan fees.
•	The $5.6 million increase in mortgage lending income is primarily due to the increase in volume of secondary market loan sales driven by the current low interest rate environment.
•	The $3.2 million increase for dividends from FHLB, FRB, FNBB & other is primarily due to an increase in special dividends from equity investments.
•	The $808,000 gain in SBA loans is primarily due to the increase of loan sales during 2021.
•	The $11.9 million gain on the fair value adjustment for marketable securities is related to the increase in the fair market value of marketable securities held by the Company.
•

The $3.9 million increase in other income is primarily due to a $3.1 million increase in loan recoveries and an $889,000 increase in investment brokerage fee income, partially offset by a $317,000 decrease in gains on life insurance.

     Non-Interest Expense

Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 7 below sets forth a summary of non-interest expense for the three and six months ended June 30, 2021 and 2020, as well as changes for the three and six months ended June 30, 2021 compared to the same period in 2020.

Table 7: Non-Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		2021 Change		June 30,		2020 Change
	2021	2020	from 2020		2021	2020	from 2019
	(Dollars in thousands)
Salaries and employee benefits	$42,462	$40,088	$2,374	5.9%	$84,521	$79,417	$5,104	6.4%
Occupancy and equipment	9,042	10,172	(1,130)	(11.1)	18,279	19,045	(766)	(4.0)
Data processing expense	5,893	4,614	1,279	27.7	11,763	8,940	2,823	31.6
Other operating expenses:
Advertising	1,194	795	399	50.2	2,240	2,021	219	10.8
Merger and acquisition expense	—	—	—	0.0	—	711	(711)	(100.0)
Amortization of intangibles	1,421	1,486	(65)	(4.4)	2,842	3,003	(161)	(5.4)
Electronic banking expense	2,616	2,054	562	27.4	4,854	3,769	1,085	28.8
Directors’ fees	414	412	2	0.5	797	836	(39)	(4.7)
Due from bank service charges	273	239	34	14.2	522	462	60	13.0
FDIC and state assessment	1,108	1,846	(738)	(40.0)	2,471	3,394	(923)	(27.2)
Insurance	787	711	76	10.7	1,568	1,457	111	7.6
Legal and accounting	1,058	1,278	(220)	(17.2)	1,904	2,197	(293)	(13.3)
Other professional fees	1,796	1,735	61	3.5	3,409	4,961	(1,552)	(31.3)
Operating supplies	465	553	(88)	(15.9)	952	1,088	(136)	(12.5)
Postage	292	313	(21)	(6.7)	630	640	(10)	(1.6)
Telephone	365	310	55	17.7	711	634	77	12.1
Other expense	3,796	4,352	(556)	(12.8)	8,385	8,857	(472)	(5.3)
Total non-interest expense	$72,982	$70,958	$2,024	2.9%	$145,848	$141,432	$4,416	3.1%

Non-interest expense increased $2.0 million, or 2.9%, to $73.0 million for the three months ended June 30, 2021 from $71.0 million for the same period in 2020.  The primary factor that resulted in this increase was the changes related to salaries and employee benefits. Other factors were changes related to occupancy and equipment expenses, data processing expenses, electronic banking expenses, and FDIC and state assessment fees.

Additional details for the three months ended June 30, 2021 on some of the more significant changes are as follows:

•

The $2.4 million increase in salaries and employee benefits expense is primarily due to increased salary expenses related to the normal increased cost of doing business and an increase in salary expense incentives.

•

The $1.1 million decrease in occupancy and equipment expense is primarily related to a decrease in janitorial services and supplies and a decrease in depreciation in building and improvements. During the second quarter of 2020, the Company made the strategic decision to demolish and rebuild the Marathon, Florida branch office at its existing location. This increased depreciation expense during the second quarter of 2020 as the building was written off.

•	The $1.3 million increase in data processing expense is primarily related to an increase in software and licensing expenses.
•	The $562,000 increase in electronic banking expense is due primarily to an increase in fees charged for network expenses and debit card processing fees.
•

The $738,000 decrease in FDIC and state assessment expense is primarily due to the FDIC assessment rate decreasing from due to the Bank’s CAMELS rating improvement after the most recent safety and soundness exam. In addition, the State of Arkansas announced a 25% reduction in assessments for the period January 1, 2021 through June 30, 2021.

Non-interest expense increased $4.4 million, or 3.1%, to $145.8 million for the six months ended June 30, 2021 from $141.4 million for the same period in 2020.  The primary factor that resulted in this increase was the changes related to salaries and employee benefits. Other factors were changes related to occupancy and equipment expenses, data processing expenses, merger and acquisition expenses, electronic banking expenses, FDIC and state assessment fees and other professional fees.

Additional details for the six months ended June 30, 2021 on some of the more significant changes are as follows:

•

The $5.1 million increase in salaries and employee benefits expense is primarily due to increased salary expenses related to the normal increased cost of doing business and an increase in salary expense incentives and bonuses.

•

The $766,000 decrease in occupancy and equipment expense is primarily related to a decrease in depreciation in building and improvements. During the second quarter of 2020, the Company made the strategic decision to demolish and rebuild the Marathon, Florida branch office at its existing location. This increased depreciation expense during the second quarter of 2020 as the building was written off.

•

The $2.8 million increase in data processing expense is primarily related to an increase in software, licensing, software maintenance, core processing expenses, telecommunication services and and bill pay expenses.

•	The $711,000 decrease in merger and acquisition expense is due to the acquisition of LH-Finance during the first quarter of 2020.
•	The $1.1 million increase in electronic banking expenses is primarily to an increase in fees charged for network expenses and debit card processing fees.
•

The $923,000 decrease in FDIC and state assessment expense is primarily due to the FDIC assessment rate decreasing from due to the Bank’s CAMELS rating improvement after the most recent safety and soundness exam. In addition, the State of Arkansas announced a 25% reduction in assessments for the period January 1, 2021 through June 30, 2021.

•	The $1.6 million decrease in other professional fees is primarily due to a reduction in outsourced special projects and professional fees for the Bank.

Income Taxes

Income tax expense increased $5.8 million, or 30.2%, to $25.1 million for the three-month period ended June 30, 2021, from $19.3 million for the same period in 2020. Income tax expense increased $37.6 million, or 230.6%, to $54.0 million for the six-month period ended June 30, 2021, from $16.3 million for the same period in 2020. The effective income tax rate was 24.07% and 24.02% for the three and six-month period ended June 30, 2021, compared to 23.45% and 20.49% for the same periods in 2020.

Financial Condition as of and for the Period Ended June 30, 2021 and December 31, 2020

Our total assets as of June 30, 2021 increased $1.23 billion to $17.63 billion from the $16.40 billion reported as of December 31, 2020.  Cash and cash equivalents increased $1.68 billion, or 132.7%, for the six months ended June 30, 2021. The increase in cash and cash equivalents is due to loan paydowns as well as the significant amount of excess liquidity in the market as a continued result of the COVID-19 pandemic and the accompanying governmental response. Our loan portfolio balance decreased to $10.20 billion as of June 30, 2021 from $11.22 billion at December 31, 2020 due to organic loan decline of $820.2 million and $549.0 million of the Company’s PPP loans being forgiven during the first six months of 2021, which was partially offset by $347.7 million in new PPP loan originations during 2021. Total deposits increased $1.17 billion to $13.89 billion as of June 30, 2021 from $12.73 billion as of December 31, 2020, which was due to customers holding higher deposit balances in response to the COVID-19 pandemic as well as the accompanying governmental response to the pandemic.  Stockholders’ equity increased $90.4 million to $2.70 billion as of June 30, 2021, compared to $2.61 billion as of December 31, 2020.  The $90.4 million increase in stockholders’ equity is primarily associated with the $170.7 million in net income for the six months ended June 30, 2021, which was partially offset by the $15.0 million in other comprehensive loss for the six months ended June 30, 2021, $46.2 million of shareholder dividends paid and stock repurchases of $25.7 million in 2021.

Loan Portfolio

Loans Receivable

Our loan portfolio averaged $10.54 billion and $11.79 billion during the three months ended June 30, 2021 and 2020, respectively. Our loan portfolio averaged $10.78 billion and $11.40 billion during the six months ended June 30, 2021 and 2020, respectively. Loans receivable were $10.20 billion and $11.22 billion as of June 30, 2021 and December 31, 2020, respectively.

The CARES Act was passed by Congress and signed into law on March 27, 2020. The CARES Act includes an allocation for loans to be issued by financial institutions through the Small Business Administration (“SBA”). This program is known as the Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, so long as employee and compensation levels of the borrower are maintained, and the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1.00% to 5.00%, based on the size of the loan. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/HCEA Act”) was enacted on April 24, 2020. The PPP/HCEA Act authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA. The Consolidated Appropriations Act (“CAA”) was signed into law on December 27, 2020. The CAA also authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA.  As of June 30, 2021, the Company had $473.9 million of PPP loans. This balance consists of $445.7 million in commercial and industrial loans and $28.2 million in other loans. From December 31, 2020 to June 30, 2021, the Company experienced a decline of approximately $1.02 billion in loans.  The decrease in the loan portfolio is primarily due to $820.2 million in organic loan decline as well as $201.3 million in PPP loan decline. The $820.2 million in organic loan decline included $23.5 million in loan growth for Centennial CFG, while the remaining footprint experienced $843.7 million in loan decline during the first six months of 2021. The $201.3 million in PPP loan decline was the result of $549.0 million of PPP loans being forgiven during the first six months of 2021, partially offset by $347.7 million in new PPP loans during the first six months of 2021.

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property.  Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York.  Loans receivable were approximately $3.36 billion, $4.22 billion, $228.3 million, $840.2 million and $1.56 billion as of June 30, 2021 in Arkansas, Florida, Alabama, SPF and Centennial CFG, respectively.

As of June 30, 2021, we had approximately $432.6 million of construction land development loans which were collateralized by land.  This consisted of approximately $44.5 million for raw land and approximately $388.1 million for land with commercial and or residential lots.

Table 8 presents our loans receivable balances by category as of June 30, 2021 and December 31, 2020.

Table 8: Loans Receivable

	As of	As of
	June 30, 2021	December 31, 2020
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$4,144,375	$4,429,060
Construction/land development	1,541,482	1,562,298
Agricultural	126,293	114,431
Residential real estate loans:
Residential 1-4 family	1,316,485	1,536,257
Multifamily residential	332,256	536,538
Total real estate	7,460,891	8,178,584
Consumer	824,938	864,690
Commercial and industrial	1,612,826	1,896,442
Agricultural	69,152	66,869
Other	231,368	214,136
Total loans receivable	$10,199,175	$11,220,721

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

As of June 30, 2021, commercial real estate loans totaled $5.81 billion, or 57.0% of loans receivable, as compared to $6.11 billion, or 54.4% of loans receivable, as of December 31, 2020.  Commercial real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $2.05 billion, $2.51 billion, $112.0 million, zero and $1.14 billion at June 30, 2021, respectively.

Residential Real Estate Loans.  We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas.  Approximately 35.4% and 52.8% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of June 30, 2021, with the remaining 11.8% relating to condos and mobile homes.  Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of June 30, 2021, residential real estate loans totaled $1.65 billion, or 16.2% of loans receivable, compared to $2.07 billion, or 18.5% of loans receivable, as of December 31, 2020.  Residential real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $595.0 million, $949.7 million, $62.1 million, zero and $41.9 million at June 30, 2021, respectively.

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

As of June 30, 2021, consumer loans totaled $824.9 million, or 8.1% of loans receivable, compared to $864.7 million, or 7.7% of loans receivable, as of December 31, 2020.  Consumer loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $26.9 million, $8.3 million, $892,000, $788.8 million and zero at June 30, 2021, respectively.

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

As of June 30, 2021, commercial and industrial loans totaled $1.61 billion, or 15.8% of loans receivable, compared to $1.90 billion, or 16.9% of loans receivable, as of December 31, 2020.  Commercial and industrial loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $529.8 million, $671.6 million, $39.4 million, $51.4 million and $320.7 million at June 30, 2021, respectively.

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

Table 9 sets forth information with respect to our non-performing assets as of June 30, 2021 and December 31, 2020.  As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 9: Non-performing Assets

	As of	As of
	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Non-accrual loans	$55,269	$64,528
Loans past due 90 days or more (principal or interest payments)	3,667	9,610
Total non-performing loans	58,936	74,138
Other non-performing assets
Foreclosed assets held for sale, net	1,969	4,420
Total non-performing assets	$60,905	$78,558
Allowance for credit losses to non-performing loans	407.99%	331.10%
Non-performing loans to total loans	0.58	0.66
Non-performing assets to total assets	0.35	0.48

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

Total non-performing loans were $58.9 million and $74.1 million as of June 30, 2021 and December 31, 2020, respectively.  Non-performing loans at June 30, 2021 were $22.4 million, $31.8 million, $380,000, $1.6 million and $2.7 million in the Arkansas, Florida, Alabama, SPF and Centennial CFG markets, respectively.

The $2.7 million balance of non-accrual loans for our Centennial CFG market consists of one loan that is assessed for credit risk by the Federal Reserve under the Shared National Credit Program.  The decision to place this loan on non-accrual status was made by the Federal Reserve and not the Company. The loan that makes up the total balance is still current on both principal and interest.  However, all interest payments are currently being applied to the principal balance.  Because the Federal Reserve required us to place this loan on non-accrual status, we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve.

As of June 30, 2021, the Company remains optimistic that the markets in which it operates will experience continued economic recovery as long as unemployment rates continue to decline, more COVID-19 vaccinations are administered, and communities continue to reopen for business activity.  However, starting in the second quarter of 2021, the spread of the Delta variant and slowing vaccination rates have resulted in increased infection rates, fueling fears of a virus resurgence. Uncertainty remains about the duration of the pandemic as well as the timing and extent of the economic recovery. The Company determined that an additional provision for credit losses on loans was not necessary as the current level of the allowance for credit losses was considered adequate as of June 30, 2021. During the six-month period ended June 30, 2021, the Company recorded a negative provision for unfunded commitments of $4.8 million. This was  primarily due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position. The $115.3 million of total credit loss expense for the six-month period ended June 30, 2020 was primarily due to the COVID-19 pandemic, with $9.3 million for the acquisition of LH-Finance on February 29, 2020. The Company’s provisioning model is closely tied to unemployment rate projections which have continued to improve since the fourth quarter of 2020. The Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of June 30, 2021.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.  In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months.  For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan.  Only non-performing restructured loans are included in our non-performing loans.  As of June 30, 2021, we had $10.1 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $8.2 million and our Arkansas market contains $1.9 million of these restructured loans.

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

Section 4013 of the CARES Act enacted in March 2020 provides financial institutions optional temporary relief from the TDR classification requirements for certain COVID-19 related loan modifications. Specifically, financial institutions may elect to suspend TDR classification for certain loan modifications related to COVID-19 made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after termination of the President’s national emergency declaration for COVID-19. On December 28, 2020, an extension of section 4013 of the CARES Act, provided institutions with an extension of the temporary option to not apply ASC Subtopic 310-40 until January 1, 2022. Further, financial institutions do not need to determine impairment associated with certain loan concessions that would otherwise have been required for TDRs (e.g., interest rate concessions, payment deferrals, or loan extensions). On April 7, 2020, the Federal Reserve Board and the other federal bank regulatory agencies issued an interagency statement clarifying the relationship between the Section 4013 of the CARES Act and previous guidance issued by the agencies on March 22, 2020. This interagency statement encourages financial institutions to work prudently with borrowers who are or may be unable to meet their payment obligations because of COVID-19 and states that the agencies view loan modification programs as positive actions that can mitigate adverse effects on borrowers due to COVID-19. The Company relied on Section 4013 of the CARES Act in accounting for loan modifications as of June 30, 2021.  The Company has granted loan modifications to 47 loans for a total of $264.5 million.  All of the customers currently on deferment totaling $264.5 million chose principal deferment only and now have returned to paying interest monthly.

The majority of the Bank’s loan modifications relates to commercial lending and involves reducing the interest rate, changing from a principal and interest payment to interest-only, lengthening the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At June 30, 2021 and December 31, 2020, the amount of TDRs was $11.3 million and $12.3 million, respectively. As of June 30, 2021 and December 31, 2020, 88.9% and 87.1%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $2.0 million as of June 30, 2021, compared to $4.4 million as of December 31, 2020 for a decrease of $2.5 million. The foreclosed assets held for sale as of June 30, 2021 are comprised of $890,000 of assets located in Arkansas, $1.0 million located in Florida, $34,000 located in Alabama and zero from SPF and Centennial CFG.

As of June 30, 2021, we had no foreclosed properties with a carrying value greater than $1.0 million.

Table 10 shows the summary of foreclosed assets held for sale as of June 30, 2021 and December 31, 2020.

Table 10: Foreclosed Assets Held For Sale

	As of	As of
	June 30, 2021	December 31, 2020
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$558	$438
Construction/land development	934	3,189
Residential real estate loans
Residential 1-4 family	477	793
Total foreclosed assets held for sale	$1,969	$4,420

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of June 30, 2021 and December 31, 2020, impaired loans were $340.0 million and $112.7 million, respectively.  The amortized cost balance for loans with a specific allocation increased from $39.5 million to $290.3 million, and the specific allocation for impaired loans increased by approximately $42.8 million for the period ended June 30, 2021 compared to the period ended December 31, 2020. The increase in collateral-dependent impaired loans was primarily due to the Company changing the valuation method for lodging and assisted living loans to a market price valuation methodology. This involved assigning a 15% discount of par for these impaired loans. The 15% figure was derived based on knowledge of current hotel and assisted living offerings in the loan sale market. In the event of default, liquidation would be achieved through a loan sale. The Company is continuing to monitor these impaired loans and will adjust the discount as necessary. As of June 30, 2021, our Arkansas, Florida, Alabama, SPF and Centennial CFG markets accounted for approximately $181.0 million, $154.3 million, $390,000, $1.6 million and $2.7 million of the impaired loans, respectively.

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination.  PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. As a result of the acquisition of LH-Finance in 2020, the Company held approximately $466,000 and $760,000 in PCD loans, as of June 30, 2021 and  December 31, 2020, respectively.

Past Due and Non-Accrual Loans

Table 11 shows the summary of non-accrual loans as of June 30, 2021 and December 31, 2020:

Table 11: Total Non-Accrual Loans

	As of	As of
	June 30, 2021	December 31, 2020
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$19,030	$20,947
Construction/land development	1,363	1,381
Agricultural	757	879
Residential real estate loans
Residential 1-4 family	18,399	19,334
Multifamily residential	163	173
Total real estate	39,712	42,714
Consumer	1,726	3,506
Commercial and industrial	12,699	17,251
Agricultural	1,132	1,057
Total non-accrual loans	$55,269	$64,528

If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $795,000 and $858,000, respectively, would have been recorded for the three-month periods ended June 30, 2021 and 2020. If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.6 million and $1.7 million, respectively, would have been recorded for the six-month periods ended June 30, 2021 and 2020. The interest income recognized on non-accrual loans for the three and six months ended June 30, 2021 and 2020 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of June 30, 2021 and December 31, 2020:

Table 12: Loans Accruing Past Due 90 Days or More

	As of	As of
	June 30, 2021	December 31, 2020
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,165	$6,088
Construction/land development	13	1,296
Residential real estate loans
Residential 1-4 family	1,479	1,821
Total real estate	3,657	9,205
Consumer	5	174
Commercial and industrial	5	231
Total loans accruing past due 90 days or more	$3,667	$9,610

Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.58% and 0.66% at June 30, 2021 and December 31, 2020, respectively.

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

The allowance for credit losses is measured based on call report segment as these types of loan exhibit similar risk characteristics. The identified loan segments are as follows:

•	1-4 family construction
•	All other construction
•	1-4 family revolving HELOC & junior liens
•	1-4 family senior liens
•	Multifamily
•	Owner occupied commercial real estate
•	Non-owner occupied commercial real estate
•	Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•	Consumer auto
•	Other consumer
•	Other consumer - SPF

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

The Company had $340.0 million and $112.7 million in collateral-dependent impaired loans for the periods ended June 30, 2021 and December 31, 2020, respectively. The increase in collateral-dependent impaired loans was due to the Company changing the valuation method for lodging and assisted living loans to a market price valuation methodology. This involved assigning a 15% discount of par for these impaired loans. The 15% figure was derived based on knowledge of current hotel and assisted living offerings in the loan sale market. In the event of default, liquidation would be achieved through a loan sale. The Company is continuing to monitor these impaired loans and will adjust the discount as necessary.

Loans Collectively Evaluated for Impairment.  Loans receivable collectively evaluated for impairment decreased by approximately $843.1 million from $10.76 billion at December 31, 2020 to $9.92 billion at June 30, 2021. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment was 1.89% and 2.18% at June 30, 2021 and December 31, 2020, respectively.

Charge-offs and Recoveries.  Total charge-offs increased to $3.0 million for the three months ended June 30, 2021, compared to $2.6 million for the same period in 2020. Total charge-offs decreased to $6.1 million for the six months ended June 30, 2021, compared to $6.8 million for the same period in 2020. Total recoveries decreased to $542,000 for the three months ended June 30, 2021, compared to $558,000 for the same period in 2020. Total recoveries decreased to $1.0 million for the six months ended June 30, 2021, compared to $1.3 million for the same period in 2020. For the three months ended June 30, 2021, net charge-offs were $806,000 for Arkansas, $1.6 million for Florida, $2,000 for Alabama, $48,000 for SPF and zero for Centennial CFG. These equal a net charge-off position of $2.5 million. For the six months ended June 30, 2021, net charge-offs were $1.4 million for Arkansas, $3.6 million for Florida, $3,000 for Alabama, $94,000 for SPF and zero for Centennial CFG. These equal a net charge-off position of $5.0 million.

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

Table 13 shows the allowance for credit losses, charge-offs and recoveries as of and for the three and six months ended June 30, 2021 and 2020.

Table 13: Analysis of Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Balance, beginning of period	$242,932	$228,923	$245,473	$102,122
Impact of adopting ASC 326	—	—	—	43,988
Allowance for credit losses on acquired loans	—	—	—	357
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	576	1,490	595	2,009
Construction/land development	—	398	—	443
Agricultural	42	—	42	—
Residential real estate loans:
Residential 1-4 family	97	18	323	357
Total real estate	715	1,906	960	2,809
Consumer	55	12	122	28
Commercial and industrial	1,931	346	4,210	3,150
Other	322	318	778	860
Total loans charged off	3,023	2,582	6,070	6,847
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	54	235	68	485
Construction/land development	17	5	39	15
Residential real estate loans:
Residential 1-4 family	104	77	166	237
Total real estate	175	317	273	737
Consumer	(14)	10	32	53
Commercial and industrial	226	41	302	106
Other	155	190	441	402
Total recoveries	542	558	1,048	1,298
Net loans charged off (recovered)	2,481	2,024	5,022	5,549
Provision for credit losses	—	11,441	—	97,422
Balance, June 30	$240,451	$238,340	$240,451	$238,340
Net charge-offs (recoveries) to average loans receivable	0.09%	0.07%	0.09%	0.10%
Allowance for credit losses to total loans	2.36	1.99	2.36	1.99
Allowance for credit losses to net charge-offs (recoveries)	2,416	2,928	2,374	2,136

Table 14 presents the allocation of allowance for credit losses as of June 30, 2021 and December 31, 2020.

Table 14: Allocation of Allowance for Credit Losses

	As of June 30, 2021		As of December 31, 2020
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$92,894	40.6%	$87,043	39.5%
Construction/land development	22,145	15.1	32,861	13.9
Agricultural	233	1.2	1,410	1.0
Residential real estate loans:
Residential 1-4 family	47,401	12.9	47,754	13.7
Multifamily residential	3,781	3.3	5,462	4.8
Total real estate	166,454	73.1	174,530	72.9
Consumer	18,339	8.1	21,905	7.7
Commercial and industrial	52,072	15.8	46,061	16.9
Agricultural	210	0.7	469	0.6
Other	3,376	2.3	2,508	1.9
Total allowance for credit losses	$240,451	100.0%	$245,473	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue.  Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity.  Fair values of securities are based on quoted market prices where available.  If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.  The estimated effective duration of our securities portfolio was 3.7 years as of June 30, 2021.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale.  Available-for-sale securities were $3.05 billion and $2.47 billion as June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, $1.57 billion, or 51.4%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $1.18 billion, or 47.6%, of our available-for-sale securities as of December 31, 2020.  To reduce our income tax burden, $974.0 million, or 31.9%, of our available-for-sale securities portfolio as of June 30, 2021, were primarily invested in tax-exempt obligations of state and political subdivisions, compared to $927.9 million, or 37.5%, of our available-for-sale securities as of December 31, 2020. We had $423.0 million, or 13.9%, invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2021, compared to $327.0 million, or 13.2%, of our available-for-sale securities as of December 31, 2020. Also, we had approximately $84.9 million, or 2.8%, invested in other securities as of June 30, 2021, compared to $41.0 million, or 1.7% of our available-for-sale securities as of December 31, 2020.

The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2021, the Company determined that the allowance for credit losses of $842,000, resulting from economic uncertainties related to the COVID-19 pandemic, was adequate for the investment portfolio. No additional provision for credit losses was considered necessary for the portfolio.

See Note 3 “Investment Securities” in the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.

Deposits

Our deposits averaged $13.77 billion and $13.40 billion for the three and six months ended June 30, 2021, respectively.  Total deposits were $13.89 billion as of June 30, 2021, and $12.73 billion as of December 31, 2020.  Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers.  Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit.  Deposits are gathered from individuals, partnerships and corporations in our market areas.  In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 15 reflects the classification of the brokered deposits as of June 30, 2021 and December 31, 2020.

Table 15: Brokered Deposits

	June 30, 2021	December 31, 2020
	(In thousands)
Time Deposits	$—	$10,000
Insured Cash Sweep and Other Transaction Accounts	625,680	625,681
Total Brokered Deposits	$625,680	$635,681

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal reserve lowered the target rate two times in 2020. First, the target rate was lowered to 1.00% to 1.25% on March 3, 2020; second, the rate was lowered to 0.00% to 0.25% on March 15, 2020. The target rate is currently at 0.00% to 0.25% as of June 30, 2021, which remains unchanged from the target rate as of June 30, 2020.

Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and six months ended June 30, 2021 and 2020.

Table 16: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2021		2020
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$3,966,968	—%	$3,038,490	—%
Interest-bearing transaction accounts	7,816,822	0.20	6,963,456	0.44
Savings deposits	867,904	0.06	687,803	0.13
Time deposits:
$100,000 or more	761,017	1.06	1,440,660	1.72
Other time deposits	362,270	0.51	414,966	1.10
Total	$13,774,981	0.19%	$12,545,375	0.48%

	Six Months Ended June 30,
	2021		2020
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$3,724,854	—%	$2,724,537	—%
Interest-bearing transaction accounts	7,682,933	0.22	6,677,921	0.69
Savings deposits	829,781	0.06	668,360	0.17
Time deposits:
$100,000 or more	797,619	1.12	1,476,053	1.80
Other time deposits	368,502	0.56	423,620	1.17
Total	$13,403,689	0.21%	$11,970,491	0.66%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced.  Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $18.4 million, or 10.9%, from $168.9 million as of December 31, 2020 to $150.5 million as of June 30, 2021.

FHLB and Other Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $400.0 million at June 30, 2021 and December 31, 2020. The Company had no other borrowed funds as of June 30, 2021 or December 31, 2020. At June 30, 2021, and December 31, 2020 all of the outstanding balances were classified as long-term advances.  Our remaining FHLB borrowing capacity was $3.33 billion and $3.32 billion as of June 30, 2021 and December 31, 2020, respectively. The FHLB advances mature in 2033 with fixed interest rates ranging from 1.76% to 2.26%.  Expected maturities could differ from contractual maturities because FHLB may have the right to call or the Company may have the right to prepay certain obligations.

    Subordinated Debentures

Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $370.7 million and $370.3 million as of June 30, 2021 and December 31, 2020, respectively.

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

Stockholders’ Equity

Stockholders’ equity was $2.70 billion at June 30, 2021 compared to $2.61 billion at December 31, 2020. The $90.4 million increase in stockholders’ equity is primarily associated with the $170.7 million in net income for the six months ended June 30, 2021, which was partially offset by the $15.0 million in other comprehensive loss for the six months ended June 30, 2021, the $46.2 million of shareholder dividends paid and stock repurchases of $25.7 million in 2021.   The annualized increase in stockholders’ equity for the first six months of 2021 was 7.0%. As of June 30, 2021 and December 31, 2020, our equity to asset ratio was 15.30% and 15.89%, respectively. Book value per share was $16.39 as of June 30, 2021, compared to $15.78 as of December 31, 2020, a 7.8% annualized increase.

Common Stock Cash Dividends.  We declared cash dividends on our common stock of $0.14 per share and $0.13 per share for the three months ended June 30, 2021 and 2020, respectively.  The common stock dividend payout ratio for the three months ended June 30, 2021 and 2020 was 29.2% and 34.2%, respectively. The common stock dividend payout ratio for the six months ended June 30, 2021 and 2020 was 27.1% and 68.0%, respectively. On July 15, 2021, the Board of Directors declared a regular $0.14 per share quarterly cash dividend payable September 1, 2021, to shareholders of record August 11, 2021.

Stock Repurchase Program.  On January 22, 2021, the Company’s Board of Directors authorized the repurchase of up to an additional 20,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the amount of authorized shares available to repurchase to 23,843,665 shares. We repurchased a total of 965,000 shares with a weighted-average stock price of $26.63 per share during the first six months of 2021.  The remaining balance available for repurchase was 22,878,665 shares at June 30, 2021.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2021 and December 31, 2020, we met all regulatory capital adequacy requirements to which we were subject.

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

Table 17 presents our risk-based capital ratios on a consolidated basis as of June 30, 2021 and December 31, 2020.

Table 17: Risk-Based Capital

	As of June 30, 2021	As of December 31, 2020
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$2,696,189	$2,605,758
ASC 326 transitional period adjustment	56,077	57,333
Goodwill and core deposit intangibles, net	(1,000,446)	(1,003,288)
Unrealized gain on available-for-sale securities	(29,119)	(44,120)
Total common equity Tier 1 capital	1,722,701	1,615,683
Qualifying trust preferred securities	71,198	71,127
Total Tier 1 capital	1,793,899	1,686,810
Tier 2 capital
Allowance for credit losses	240,451	245,473
ASC 326 transitional period adjustment	(56,077)	(57,333)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(39,914)	(36,911)
Qualifying allowance for credit losses	144,460	151,229
Qualifying subordinated notes	299,509	299,199
Total Tier 2 capital	443,969	450,428
Total risk-based capital	$2,237,868	$2,137,238
Average total assets for leverage ratio	$16,520,708	$15,547,111
Risk weighted assets	$11,499,339	$12,039,156
Ratios at end of period
Common equity Tier 1 capital	14.98%	13.42%
Leverage ratio	10.86	10.85
Tier 1 risk-based capital	15.60	14.01
Total risk-based capital	19.46	17.75
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

The tables below present non-GAAP reconciliations of earnings, as adjusted, and diluted earnings per share, as adjusted as well as the non-GAAP computations of tangible book value per share, return on average assets (including return on average assets, as adjusted, and return on average assets excluding intangible amortization), return on average equity (including return on average equity, as adjusted, return on average tangible equity, return on average tangible equity excluding intangible amortization and return on average tangible equity, as adjusted), tangible equity to tangible assets and the efficiency ratio, as adjusted. The items used in these calculations are included in financial results presented in accordance with GAAP.

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

In Table 18 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 18: Earnings, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$79,070	$62,827	$170,672	$63,334
Adjustments:
Outsourced special project	—	—	—	1,092
Merger and acquisition expense	—	—	—	711
Fair value adjustment for marketable securities	(1,250)	(919)	(7,032)	4,899
Special dividend from equity investment	(2,200)	—	(10,273)	(7,004)
Branch write-off expense	—	981	—	981
Gain on securities	—	—	(219)	—
Recoveries on historic losses	—	—	(5,107)	—
Total adjustments	(3,450)	62	(22,631)	679
Tax-effect of adjustments	(902)	16	(5,915)	177
Total adjustments after-tax (B)	(2,548)	46	(16,716)	502
Earnings, as adjusted (C)	$76,522	$62,873	$153,956	$63,836
Average diluted shares outstanding (D)	165,226	165,163	165,314	165,588
GAAP diluted earnings per share: A/D	$0.48	$0.38	$1.03	$0.38
Adjustments after-tax B/D	(0.02)	—	(0.10)	0.01
Diluted earnings per common share, as adjusted: C/D	$0.46	$0.38	$0.93	$0.39

We had $1.00 billion, $1.00 billion, and $1.01 billion total goodwill, core deposit intangibles and other intangible assets as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity, return on average tangible equity excluding intangible amortization, and tangible equity to tangible assets are useful in evaluating our company. Management also believes return on average assets, as adjusted, return on average equity, as adjusted, and return on average tangible equity, as adjusted, are meaningful non-GAAP financial measures, as they exclude items such as certain non-interest income and expenses that management believes are not indicative of our primary business operating results. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 19 through 22, respectively.

Table 19: Tangible Book Value Per Share

	As of June 30, 2021	As of December 31, 2020
	(In thousands, except per share data)
Book value per share: A/B	$16.39	$15.78
Tangible book value per share: (A-C-D)/B	10.31	9.70
(A) Total equity	$2,696,189	$2,605,758
(B) Shares outstanding	164,488	165,095
(C) Goodwill	973,025	973,025
(D) Core deposit and other intangibles	27,886	30,728

Table 20: Return on Average Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Return on average assets: A/D	1.81%	1.55%	2.01%	0.81%
Return on average assets excluding intangible amortization: B/(D-E)	1.95	1.68	2.16	0.90
Return on average assets excluding fair value adjustment for marketable securities, special dividend from equity investments, gain on securities, recoveries on historic losses, outsourced special project expense, merger expenses and branch write-off expense: (ROA, as adjusted): (A+C)/D	1.75	1.55	1.81	0.82
(A) Net income	$79,070	$62,827	$170,672	$63,334
Intangible amortization after-tax	1,049	1,098	2,098	2,218
(B) Earnings excluding intangible amortization	$80,119	$63,925	$172,770	$65,552
(C) Adjustments after-tax	$(2,548)	$46	$(16,716)	$502
(D) Average assets	17,491,359	16,319,206	17,107,259	15,726,341
(E) Average goodwill, core deposits and other intangible assets	1,001,598	1,007,307	1,002,301	1,003,156

Table 21: Return on Average Equity

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Return on average equity: A/D	11.92%	10.27%	13.02%	5.16%
Return on average common equity excluding fair value adjustment for marketable securities, special dividend from equity investments, gain on securities, recoveries on historic losses, outsourced special project expense, merger expenses and branch write-off expense: (ROE, as adjusted) ((A+C)/D)	11.54	10.28	11.75	5.20
Return on average tangible common equity: (A/(D-E))	19.12	17.40	20.98	8.68
Return on average tangible equity excluding intangible amortization: B/(D-E)	19.38	17.70	21.24	8.98
Return on average tangible common equity excluding fair value adjustment for marketable securities, special dividend from equity investments, gain on securities, recoveries on historic losses, outsourced special project expense, merger expenses and branch write-off expense: (ROTCE, as adjusted) ((A+C)/(D-E))	18.51	17.41	18.92	8.75
(A) Net income	$79,070	$62,827	$170,672	$63,334
(B) Earnings excluding intangible amortization	80,119	63,925	172,770	65,552
(C) Adjustments after-tax	(2,548)	46	(16,716)	502
(D) Average equity	2,660,147	2,459,941	2,642,978	2,470,523
(E) Average goodwill, core deposits and other intangible assets	1,001,598	1,007,307	1,002,301	1,003,156

Table 22: Tangible Equity to Tangible Assets

	As of June 30, 2021	As of December 31, 2020
	(Dollars in thousands)
Equity to assets: B/A	15.30%	15.89%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	10.20	10.41
(A) Total assets	$17,627,192	$16,398,804
(B) Total equity	2,696,189	2,605,758
(C) Goodwill	973,025	973,025
(D) Core deposit and other intangibles	27,886	30,728

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

Table 23: Efficiency Ratio, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net interest income (A)	$141,252	$148,667	$289,340	$288,392
Non-interest income (B)	31,120	25,023	76,396	47,950
Non-interest expense (C)	72,982	70,958	145,848	141,432
FTE Adjustment (D)	1,810	1,434	3,667	2,661
Amortization of intangibles (E)	1,421	1,486	2,842	3,003
Adjustments:
Non-interest income:
Special dividend from equity investments	$2,200	$—	$10,273	$7,004
Fair value adjustment for marketable securities	1,250	919	7,032	(4,899)
Gain on OREO, net	619	235	1,020	512
(Loss) gain on sale of branches, equipment and other assets, net	(23)	54	(52)	136
Gain on securities	—	—	219	—
Recoveries on historic losses	—	—	5,107	—
Total non-interest income adjustments (F)	$4,046	$1,208	$23,599	$2,753
Non-interest expense:
Branch write-off expense	—	981	—	981
Merger expense	—	—	—	711
Outsourced special project expense	—	—	—	1,092
Total non-interest expense adjustments (G)	$—	$981	$—	$2,784
Efficiency ratio (reported): ((C-E)/(A+B+D))	41.08%	39.67%	38.71%	40.83%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	42.06	39.38	41.35	40.34

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

Due to the continuing effects of the COVID-19 pandemic, the Company continued to increase its liquidity position for the period ended June 30, 2021. Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, unpledged available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs.  As of June 30, 2021, our cash and cash equivalents were $2.94 billion, or 16.7% of total assets, compared to $1.26 billion, or 7.7% of total assets, as of December 31, 2020.  Our unpledged available-for-sale investment securities and federal funds sold were $1.92 billion and $1.39 billion as of June 30, 2021 and December 31, 2020, respectively.

         As of June 30, 2021, our investment portfolio was comprised of approximately $1.59 billion, or 52.9%, of securities which mature or are expected to paydown within five years.  As of June 30, 2021 and December 31, 2020, $1.13 billion and $1.08 billion, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. The Company defines the liquidity ratio as the sum of cash, unpledged securities and federal funds sold divided by total liabilities. The Company’s liquidity ratio was 32.55% as of June 30, 2021 compared to 19.22% as of December 31, 2020.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of June 30, 2021, our total deposits were $13.89 billion, or 78.8% of total assets, compared to $12.73 billion, or 77.6% of total assets, as of December 31, 2020. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

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

As of June 30, 2021 and December 31, 2020, we could have borrowed under these lines of credit up to $429.2 million and $441.8 million, respectively, on a secured basis from the Federal Reserve, up to $30.0 million from First National Bankers’ Bank on an unsecured basis, up to $20.0 million from First National Bankers Bank on a secured basis and up to $45.0 million in the aggregate from other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $400.0 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, all of the outstanding balances were classified as long-term advances. Our FHLB borrowing capacity was $3.33 billion and $3.32 billion as of June 30, 2021 and December 31, 2020, respectively.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively.  At June 30, 2021, our net interest margin exposure related to these hypothetical changes in market interest rates was within our current guidelines.

Table 24 presents our sensitivity to net interest income as of June 30, 2021.

Table 24: Sensitivity of Net Interest Income

Percentage
Change
Interest Rate Scenario	from Base
Up 200 basis points	13.76%
Up 100 basis points	7.23
Down 100 basis points	(3.73)
Down 200 basis points	(7.35)

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of June 30, 2021, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 18.7%.  During the COVID-19 pandemic, the Company has participated in the PPP loan program under the CARES Act. The Company had $473.9 million of PPP loans as of June 30, 2021. In addition, total deposits have increased by $1.17 billion, $809.8 million of which were demand and non-interest-bearing deposits, for the six months ended June 30, 2021. This, along with the rise in demand and non-interest-bearing deposits and the resulting increase in cash on hand, has caused an uneven shift in the sensitivity of the repricing gap between short-term assets and liabilities. Although PPP loans have maturities of two years, a large percentage of these loans are anticipated to receive SBA forgiveness and be repaid in advance of stated maturities. The Company feels that funding these loans was both beneficial and necessary for our customers in light of the current economic environment and believes the one-year repricing gap increase is temporary in nature. The Company believes the repricing gap would have been more in line with historical experiences had it not been for the funding of the PPP loans, and the excess liquidity that we have with the Federal Reserve.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 25 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of June 30, 2021.

Table 25: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$2,759,027	$—	$—	$—	$—	$—	$—	$2,759,027
Federal funds sold	—	—	—	—	—	—	—	—
Investment securities	423,821	82,195	101,833	188,558	342,431	734,925	1,179,949	3,053,712
Loans receivable	3,123,311	682,309	931,454	1,563,549	1,658,338	1,917,756	322,458	10,199,175
Total earning assets	6,306,159	764,504	1,033,287	1,752,107	2,000,769	2,652,681	1,502,407	16,011,914
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$1,823,269	$662,232	$993,348	$1,986,696	$1,020,088	$846,263	$1,413,004	$8,744,900
Time deposits	132,516	143,817	309,928	293,958	152,842	36,525	285	1,069,871
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	150,540	—	—	—	—	—	—	150,540
FHLB and other borrowed funds	—	—	—	—	—	—	400,000	400,000
Subordinated debentures	71,198	—	—	299,509	—	—	—	370,707
Total interest-bearing liabilities	2,177,523	806,049	1,303,276	2,580,163	1,172,930	882,788	1,813,289	10,736,018
Interest rate sensitivity gap	$4,128,636	$(41,545)	$(269,989)	$(828,056)	$827,839	$1,769,893	$(310,882)	$5,275,896
Cumulative interest rate sensitivity gap	$4,128,636	$4,087,091	$3,817,102	$2,989,046	$3,816,885	$5,586,778	$5,275,896
Cumulative rate sensitive assets to rate sensitive liabilities	289.6%	237.0%	189.0%	143.5%	147.5%	162.6%	149.1%
Cumulative gap as a % of total earning assets	25.8%	25.5%	23.8%	18.7%	23.8%	34.9%	32.9%

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2021, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2021	290,000	26.92	290,000	23,223,665
May 1 through May 31, 2021	160,000	27.21	160,000	23,063,665
June 1 through June 30, 2021	185,000	25.80	185,000	22,878,665
Total	635,000		635,000

(1)	The above described stock repurchase program has no expiration date.

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

HOME BANCSHARES, INC.

(Registrant)

Date:	August 5, 2021	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	August 5, 2021	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	August 5, 2021	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer