Form 10-Q
period 2021-09-30
HOME BANCSHARES INC
filed 2021-11-04
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021

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

Common Stock Issued and Outstanding: 163,845,498 shares as of November 4, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this document, including matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, including through prospective or potential acquisitions, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

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
•

disruptions, uncertainties and related effects on credit quality, liquidity, other aspects of our business and our operations as a result of the ongoing COVID-19 pandemic and measures that have been or may be implemented or imposed in response to the pandemic, including the recently proposed federal vaccine and testing mandate for employers of 100 or more employees;

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$146,378	$242,173
Interest-bearing deposits with other banks	3,133,878	1,021,615
Cash and cash equivalents	3,280,256	1,263,788
Investment securities – available-for-sale, net of allowance for credit losses	3,150,608	2,473,781
Loans receivable	9,901,100	11,220,721
Allowance for credit losses	(238,673)	(245,473)
Loans receivable, net	9,662,427	10,975,248
Bank premises and equipment, net	276,972	278,614
Foreclosed assets held for sale	1,171	4,420
Cash value of life insurance	104,638	103,519
Accrued interest receivable	48,577	60,528
Deferred tax asset, net	69,724	70,249
Goodwill	973,025	973,025
Core deposit and other intangibles	26,466	30,728
Other assets	171,192	164,904
Total assets	$17,765,056	$16,398,804
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$4,139,149	$3,266,753
Savings and interest-bearing transaction accounts	8,813,326	8,212,240
Time deposits	1,050,896	1,246,797
Total deposits	14,003,371	12,725,790
Securities sold under agreements to repurchase	141,002	168,931
FHLB and other borrowed funds	400,000	400,000
Accrued interest payable and other liabilities	113,721	127,999
Subordinated debentures	370,900	370,326
Total liabilities	15,028,994	13,793,046
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2021 and 2020; shares issued and outstanding 164,007,998 in 2021 and 165,095,252 in 2020	1,640	1,651
Capital surplus	1,492,588	1,520,617
Retained earnings	1,215,831	1,039,370
Accumulated other comprehensive income	26,003	44,120
Total stockholders’ equity	2,736,062	2,605,758
Total liabilities and stockholders’ equity	$17,765,056	$16,398,804

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
	(Unaudited)
Interest income:
Loans	$142,609	$154,787	$435,210	$471,931
Investment securities
Taxable	8,495	7,227	21,933	25,696
Tax-exempt	4,839	4,367	14,815	11,179
Deposits – other banks	1,117	252	2,234	1,579
Federal funds sold	—	—	—	21
Total interest income	157,060	166,633	474,192	510,406
Interest expense:
Interest on deposits	5,642	13,200	19,781	52,514
Federal funds purchased	—	—	—	13
FHLB and other borrowed funds	1,917	2,235	5,688	7,589
Securities sold under agreements to repurchase	102	237	399	959
Subordinated debentures	4,788	4,823	14,373	14,801
Total interest expense	12,449	20,495	40,241	75,876
Net interest income	144,611	146,138	433,951	434,530
Provision for credit losses	—	14,000	—	112,264
Provision for credit losses - unfunded commitments	—	—	(4,752)	16,989
Total credit loss (benefit) expense	—	14,000	(4,752)	129,253
Net interest income after provision for credit losses	144,611	132,138	438,703	305,277
Non-interest income:
Service charges on deposit accounts	5,941	4,910	16,059	15,837
Other service charges and fees	8,051	8,539	25,318	22,261
Trust fees	479	378	1,445	1,213
Mortgage lending income	5,948	10,177	20,317	18,994
Insurance commissions	586	271	1,556	1,482
Increase in cash value of life insurance	509	548	1,548	1,666
Dividends from FHLB, FRB, FNBB & other	2,661	3,433	13,916	11,505
Gain on sale of SBA loans	439	—	1,588	341
(Loss) gain on sale of branches, equipment and other assets, net	(34)	(27)	(86)	109
Gain on OREO, net	246	470	1,266	982
Gain on securities, net	—	—	219	—
Fair value adjustment for marketable securities	61	(1,350)	7,093	(6,249)
Other income	4,322	2,602	15,366	9,760
Total non-interest income	29,209	29,951	105,605	77,901
Non-interest expense:
Salaries and employee benefits	42,469	41,511	126,990	120,928
Occupancy and equipment	9,305	9,566	27,584	28,611
Data processing expense	6,024	4,921	17,787	13,861
Merger and acquisition expenses	1,006	—	1,006	711
Other operating expenses	16,815	15,714	48,100	49,033
Total non-interest expense	75,619	71,712	221,467	213,144
Income before income taxes	98,201	90,377	322,841	170,034
Income tax expense	23,209	21,057	77,177	37,380
Net income	$74,992	$69,320	$245,664	$132,654
Basic earnings per share	$0.46	$0.42	$1.49	$0.80
Diluted earnings per share	$0.46	$0.42	$1.49	$0.80

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
	(Unaudited)
Net income	$74,992	$69,320	$245,664	$132,654
Net unrealized (loss) gain on available-for-sale securities	(4,218)	(896)	(24,527)	29,952
Other comprehensive (loss) income. before tax effect	(4,218)	(896)	(24,527)	29,952
Tax effect on other comprehensive (loss) income	1,102	234	6,410	(7,828)
Other comprehensive (loss) income	(3,116)	(662)	(18,117)	22,124
Comprehensive income	$71,876	$68,658	$227,547	$154,778

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2021	$1,651	$1,520,617	$1,039,370	$44,120	$2,605,758
Comprehensive income:
Net income	—	—	91,602	—	91,602
Other comprehensive income	—	—	—	(24,671)	(24,671)
Net issuance of 161,434 shares of common stock from exercise of stock options	1	2,321	—	—	2,322
Repurchase of 330,000 shares of common stock	(3)	(8,767)	—	—	(8,770)
Share-based compensation net issuance of 214,684 shares of restricted common stock	2	2,115	—	—	2,117
Cash dividends – Common Stock, $0.14 per share	—	—	(23,154)	—	(23,154)
Balances at March 31, 2021 (unaudited)	$1,651	$1,516,286	$1,107,818	$19,449	$2,645,204
Comprehensive income:
Net Income	—	—	79,070	—	79,070
Other comprehensive income	—	—	—	9,670	9,670
Net issuance of 3,628 shares of common stock from exercise of stock options	—	—	—	—	—
Repurchase of 635,000 shares of common stock	(6)	(16,947)	—	—	(16,953)
Share-based compensation net forfeiture of 21,500 shares of restricted common stock	—	2,276	—	—	2,276
Cash dividends – Common Stock, $0.14 per share	—	—	(23,078)	—	(23,078)
Balances at June 30, 2021 (unaudited)	$1,645	$1,501,615	$1,163,810	$29,119	$2,696,189
Comprehensive income:
Net Income	—	—	74,992	—	74,992
Other comprehensive loss	—	—	—	(3,116)	(3,116)
Repurchase of 476,500 shares of common stock	(5)	(11,274)			(11,279)
Share-based compensation net forfeiture of 4,000 shares of restricted stock	—	2,247	—	—	2,247
Cash dividends – Common Stock, $0.14 per share	—	—	(22,971)	—	(22,971)
Balances at September 30, 2021 (unaudited)	$1,640	$1,492,588	$1,215,831	$26,003	$2,736,062

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

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2021	2020
	(Unaudited)
Operating Activities
Net income	$245,664	$132,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	14,457	15,236
(Increase) decrease in value of equity securities	(7,093)	6,249
Amortization of securities, net	21,018	14,292
Accretion of purchased loans	(16,150)	(21,640)
Share-based compensation	6,640	6,435
Gain on assets	(2,987)	(1,432)
Provision for credit losses	—	112,264
Provision for credit losses - unfunded commitments	(4,752)	16,989
Deferred income tax effect	6,936	(38,695)
Increase in cash value of life insurance	(1,548)	(1,666)
Originations of mortgage loans held for sale	(599,787)	(607,494)
Proceeds from sales of mortgage loans held for sale	632,721	571,623
Changes in assets and liabilities:
Accrued interest receivable	11,951	(27,283)
Other assets	3,891	2,552
Accrued interest payable and other liabilities	(9,526)	20,086
Net cash provided by operating activities	301,435	200,170
Investing Activities
Net decrease (increase) in loans, excluding purchased loans	1,278,846	(372,691)
Purchases of investment securities – available-for-sale	(1,227,507)	(819,629)
Proceeds from maturities of investment securities – available-for-sale	487,242	556,386
Proceeds from sales of investment securities – available-for-sale	18,112	—
Purchases of equity securities	(10,460)	(15,015)
Proceeds from sales of equity securities	15,354	—
(Purchase) redemption of other investments	(7,970)	13,414
Proceeds from foreclosed assets held for sale	6,572	7,476
Proceeds from sale of SBA loans	16,722	4,057
Purchases of premises and equipment, net	(8,065)	(10,282)
Return of investment on cash value of life insurance	418	47,258
Net cash paid – market acquisitions	—	(421,211)
Net cash provided by (used in) investing activities	569,264	(1,010,237)
Financing Activities
Net increase in deposits	1,277,581	1,659,083
Net (decrease) increase in securities sold under agreements to repurchase	(27,929)	14,720
Net decrease in federal funds purchased	—	(5,000)
Net decrease in FHLB and other borrowed funds	—	(218,011)
Proceeds from exercise of stock options	2,322	422
Repurchase of common stock	(37,002)	(23,857)
Dividends paid on common stock	(69,203)	(64,554)
Net cash provided by financing activities	1,145,769	1,362,803
Net change in cash and cash equivalents	2,016,468	552,736
Cash and cash equivalents – beginning of year	1,263,788	490,601
Cash and cash equivalents – end of period	$3,280,256	$1,043,337

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

Interim financial information

The accompanying unaudited consolidated financial statements as of September 30, 2021 and 2020 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As of December 31, 2019, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined than an allowance for credit losses on available-for-sale securities was not deemed material. However, the Company evaluated the investment portfolio during the first quarter of 2020 and determined that an $842,000 provision for credit losses was necessary. No additional provision was deemed necessary during the remaining quarters of 2020 or the first three quarters of 2021. See Note 3 for further discussion.

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year.  Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period.  The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$74,992	$69,320	$245,664	$132,654
Average shares outstanding	164,126	165,200	164,717	165,458
Effect of common stock options	477	—	333	—
Average diluted shares outstanding	164,603	165,200	165,050	165,458
Basic earnings per share	$0.46	$0.42	$1.49	$0.80
Diluted earnings per share	$0.46	$0.42	$1.49	$0.80

As of September 30, 2020, options to purchase 3.3 million shares of common stock with a weighted average exercise price of $19.56 were excluded from the computation of diluted earnings per share as the majority of the options had an exercise price which was greater than the average market price of the common stock.

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

Future Acquisition of Happy Bancshares, Inc.

On September 15, 2021, the Company and Centennial entered into an Agreement and Plan of Merger (the “Agreement”) with Happy Bancshares, Inc., a Texas corporation (“Happy”), and its wholly-owned bank subsidiary, Happy State Bank, a Texas banking association (“HSB”), under which the Company and Centennial will acquire Happy and HSB. The Agreement, as amended on October 18, 2021, provides that, in a series of transactions, an acquisition subsidiary of the Company will merge into Happy and Happy will merge into the Company, with the Company as the surviving entity (collectively, the “Merger”). As soon as reasonably practicable following the Merger, HSB will merge into Centennial, with Centennial as the surviving entity.

Under the terms of the Agreement, as amended, the Company will issue approximately 42.3 million shares of its common stock to the shareholders of Happy upon the completion of the Merger, for a purchase price of approximately $1.02 billion, valued based on the volume-weighted average closing price per share of the Company’s common stock as reported on the Nasdaq Global Select Market (“Nasdaq”) for the 20 consecutive trading day period ending on November 1, 2021. No cash consideration will be paid in connection with the Merger, except that holders of outstanding shares of Happy common stock at the time of the Merger will receive cash payments in lieu of any fractional shares of Company common stock to which they are otherwise entitled in connection with the Merger. In addition, the Company expects to pay an aggregate of up to approximately $11.0 million in cash in cancellation of certain stock appreciation rights issued by Happy that remain outstanding at the time of the Merger.

Subject to the terms and conditions set forth in the Agreement, as amended, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of Happy will be converted into the right to receive, without interest, 2.17 shares of the Company’s common stock (the “Merger Consideration”). Each unvested restricted share of Happy common stock outstanding at the Effective Time will fully vest and be converted into the right to receive the Merger Consideration. In addition, at the Effective Time, each outstanding option to purchase Happy common stock will be cancelled and converted into the right to receive the number of whole shares of the Company’s common stock, together with any cash in lieu of fractional shares, equal to the product of (i) the number of shares of Happy common stock subject to the option, multiplied by (ii) the excess, if any, of the Merger Consideration value over the exercise price of the option, less applicable tax withholdings, divided by (iii) the Company’s Average Closing Price (defined below). Similarly, each stock appreciation right of Happy outstanding at the Effective Time will be cancelled and converted into the right to receive a cash payment, without interest, equal to the product of (i) the number of shares of Happy common stock subject to the stock appreciation right, multiplied by (ii) the excess, if any, of the Merger Consideration value over the grant price of the stock appreciation right, less applicable tax withholdings. For purposes of these calculations, the Merger Consideration value will be determined using a volume-weighted average closing price of the Company’s common stock as reported on Nasdaq over the 20 consecutive trading day period ending on the third business day prior to the closing of the Merger (“the Company’s Average Closing Price”), multiplied by 2.17.

The Merger is expected to close during the first quarter of 2022, and is subject to the approval of the shareholders of the Company and Happy, regulatory approvals, and other conditions set forth in the Agreement.

3.  Investment Securities

  The following table summarizes the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	September 30, 2021
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$439,181	$2,702	$(1,720)	$440,163
Residential mortgage-backed securities	1,198,016	6,812	(9,064)	1,195,764
Commercial mortgage-backed securities	403,840	10,656	(922)	413,574
State and political subdivisions	965,993	27,356	(2,205)	991,144
Other securities	109,216	1,137	(390)	109,963
Total	$3,116,246	$48,663	$(14,301)	$3,150,608

	December 31, 2020
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$325,860	$2,338	$(1,207)	$326,991
Residential mortgage-backed securities	703,138	10,607	(688)	713,057
Commercial mortgage-backed securities	446,964	18,048	(126)	464,886
State and political subdivisions	898,174	31,173	(1,454)	927,893
Other securities	40,755	434	(235)	40,954
Total	$2,414,891	$62,600	$(3,710)	$2,473,781

Assets, principally investment securities, having a carrying value of approximately $1.17 billion and $1.08 billion at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $141.0 million and $168.9 million at September 30, 2021 and December 31, 2020, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale at September 30, 2021, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$9,391	$9,399
Due after one year through five years	78,839	79,824
Due after five years through ten years	348,801	350,567
Due after ten years	1,075,359	1,099,480
Mortgage - backed securities: Residential	1,198,016	1,195,764
Mortgage - backed securities: Commercial	403,840	413,574
Other	2,000	2,000
Total	$3,116,246	$3,150,608

During the three months ended September 30, 2021, no available-for-sale securities were sold. There were no realized gains or losses recorded on sales for the three months ended September 30, 2021. During the nine months ended September 30, 2021, $17.9 million in available-for-sale securities were sold. The gross realized gains on the sales totaled $219,000 for the nine months ended September 30, 2021.

During the three and nine months ended September 30, 2020, no available-for-sale securities were sold. There were no realized gains or losses recorded on the sales for the three and nine months ended September 30, 2020.

The following table shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$80,986	$(1,015)	$56,150	$(705)	$137,136	$(1,720)
Residential mortgage-backed securities	762,805	(8,216)	31,319	(848)	794,124	(9,064)
Commercial mortgage-backed securities	81,615	(906)	6,245	(16)	87,860	(922)
State and political subdivisions	149,056	(980)	16,887	(1,225)	165,943	(2,205)
Other securities	41,421	(340)	4,263	(50)	45,684	(390)
Total	$1,115,883	$(11,457)	$114,864	$(2,844)	$1,230,747	$(14,301)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$54,611	$(383)	$95,249	$(824)	$149,860	$(1,207)
Residential mortgage-backed securities	143,458	(643)	4,900	(45)	148,358	(688)
Commercial mortgage-backed securities	26,886	(126)	—	—	26,886	(126)
State and political subdivisions	78,349	(1,454)	—	—	78,349	(1,454)
Other securities	5,434	(100)	8,748	(135)	14,182	(235)
Total	$308,738	$(2,706)	$108,897	$(1,004)	$417,635	$(3,710)

The Company evaluates all securities quarterly to determine if any debt securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2021, the Company determined that the allowance for credit losses of $842,000, resulting from economic uncertainties related to the COVID-19 pandemic, was adequate for the investment portfolio. No additional provision for credit losses was considered necessary for the portfolio.

	September 30, 2021	December 31, 2020
	(In thousands)
Allowance for credit losses:
Beginning balance	$842	$—
Provision for credit loss - investment securities	—	842
Balance, September 30	$842	$842
Provision for credit loss - investment securities		—
Balance, December 31, 2020		$842

For the nine months ended September 30, 2021, the Company had investment securities with approximately $2.8 million in unrealized losses, which have been in continuous loss positions for more than twelve months.  The Company’s assessments indicated that the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 58.6% of the principal balance from the Company’s investment portfolio will mature and be repaid to the Company within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

As of September 30, 2021, the Company's securities portfolio consisted of 1,335 investment securities, 304 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $14.3 million. The U.S government-sponsored enterprises portfolio contained unrealized losses of $1.7 million on 44 securities. The residential mortgage-backed securities portfolio contained $9.1 million of unrealized losses on 161 securities, and the commercial mortgage-backed securities portfolio contained $922,000 of unrealized losses on 35 securities. The state and political subdivisions portfolio contained $2.2 million of unrealized losses on 51 securities. In addition, the other securities portfolio contained $390,000 of unrealized losses on 13 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. As of September 30, 2021, the Company does not consider an allowance for credit losses on the other portions of the investment portfolio because the decline in market value was attributable to changes in interest rates and not credit quality, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

Income earned on available-for sale securities for the three and nine months ended September 30, 2021 and 2020, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Taxable	$8,495	$7,227	$21,933	$25,696
Non-taxable	4,839	4,367	14,815	11,179
Total	$13,334	$11,594	$36,748	$36,875

4.  Loans Receivable

The various categories of loans receivable are summarized as follows:

	September 30,	December 31,
	2021	2020
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,005,841	$4,429,060
Construction/land development	1,742,687	1,562,298
Agricultural	138,881	114,431
Residential real estate loans
Residential 1-4 family	1,273,988	1,536,257
Multifamily residential	274,131	536,538
Total real estate	7,435,528	8,178,584
Consumer	814,732	864,690
Commercial and industrial	1,414,079	1,896,442
Agricultural	68,272	66,869
Other	168,489	214,136
Total loans receivable	9,901,100	11,220,721
Allowance for credit losses	(238,673)	(245,473)
Loans receivable, net	$9,662,427	$10,975,248

During the three and nine months ended September 30, 2021, the Company sold $3.9 million and $15.0 million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $440,000 and $1.6 million. During the three months ended September 30, 2020, the Company did not sell any guaranteed portions of certain SBA loans. During the nine months ended September 30, 2020, the Company sold $3.7  million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $341,000.

Mortgage loans held for sale of approximately $81.9 million and $114.8 million at September 30, 2021 and December 31, 2020, respectively, are included in residential 1-4 family loans.   Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.  Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors.  Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid.  The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale.  The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments.  Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund.  These commitments are derivative instruments and their fair values at September 30, 2021 and December 31, 2020 were not material.

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

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination.  PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. As a result of the acquisition of LH-Finance in 2020, the Company held approximately $454,000 and $760,000 in PCD loans, as of September 30, 2021 and  December 31, 2020, respectively.

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

Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the input assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. Based on this analysis during the first quarter of 2021, management determined that changes to several of the economic factors for the various loss driver segments were necessary. The identified loss drivers by segment are included below as of September 30, 2021 and December 31, 2020, respectively.

September 30, 2021
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

As of September 30, 2021, the Company remains optimistic that the markets in which it operates will experience continued economic recovery as long as unemployment rates continue to decline, more COVID-19 vaccinations are administered, and communities continue to reopen for business activity.  Uncertainty remains about the duration of the pandemic as well as the timing and extent of the economic recovery. The Company determined that an additional provision for credit losses on loans was not necessary as the current level of the allowance for credit losses was considered adequate as of September 30, 2021. During the nine-month period ended September 30, 2021, the Company recorded a negative provision for unfunded commitments of $4.8 million. This was  primarily due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position.

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

The following tables present the activity in the allowance for credit losses for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$22,145	$93,127	$51,182	$52,282	$21,715	$240,451
Loans charged off	—	(9)	(220)	(1,682)	(558)	(2,469)
Recoveries of loans previously charged off	8	44	388	80	171	691
Net loans recovered (charged off)	8	35	168	(1,602)	(387)	(1,778)
Provision for credit losses	3,830	(4,664)	(447)	1,922	(641)	—
Balance, September 30	$25,983	$88,498	$50,903	$52,602	$20,687	$238,673

	Nine Months Ended September 30, 2021
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$32,861	$88,453	$53,216	$46,530	$24,413	$245,473
Loans charged off	—	(646)	(543)	(5,892)	(1,458)	(8,539)
Recoveries of loans previously charged off	47	112	554	382	644	1,739
Net loans recovered (charged off)	47	(534)	11	(5,510)	(814)	(6,800)
Provision for credit losses	(6,925)	579	(2,324)	11,582	(2,912)	—
Balance, September 30	$25,983	$88,498	$50,903	$52,602	$20,687	$238,673

The following tables present the balances in the allowance for credit losses for the nine-month period ended September 30, 2020 and the year ended December 31, 2020.

	Nine Months Ended September 30, 2020 and Year Ended December 31, 2020
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$26,433	$33,529	$20,135	$16,615	$5,410	$102,122
Impact of adoption ASC 326	(5,296)	15,912	16,680	11,584	5,108	43,988
Allowance for credit losses on PCD loans	—	—	—	—	357	357
Loans charged off	(443)	(3,003)	(450)	(6,207)	(1,343)	(11,446)
Recoveries of loans previously charged off	94	614	305	142	626	1,781
Net loans charged off	(349)	(2,389)	(145)	(6,065)	(717)	(9,665)
Provision for credit loss - loans	18,027	50,912	8,550	18,023	6,601	102,113
Provision for credit loss - acquired loans	—	—	—	—	9,309	9,309
Balance, September 30	38,815	97,964	45,220	40,157	26,068	248,224
Loans charged off	(775)	(38)	(35)	(1,557)	(635)	(3,040)
Recoveries of loans previously charged off	13	33	32	76	135	289
Net loans charged off	(762)	(5)	(3)	(1,481)	(500)	(2,751)
Provision for credit loss - loans	(5,192)	(9,506)	7,999	7,854	(1,155)	—
Balance, December 31	$32,861	$88,453	$53,216	$46,530	$24,413	$245,473

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,819	$2,244	$2,413
Construction/land development	1,870	—	—
Agricultural	743	—	—
Residential real estate loans
Residential 1-4 family	17,495	2,984	855
Multifamily residential	161	—	—
Total real estate	29,088	5,228	3,268
Consumer	1,921	—	2
Commercial and industrial	15,989	4,272	41
Agricultural & other	606	—	—
Total	$47,604	$9,500	$3,311

	December 31, 2020
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$20,947	$6,794	$6,088
Construction/land development	1,381	2,089	1,296
Agricultural	879	—	—
Residential real estate loans
Residential 1-4 family	19,334	3,000	1,821
Multifamily residential	173	—	—
Total real estate	42,714	11,883	9,205
Consumer	3,506	—	174
Commercial and industrial	17,251	—	231
Agricultural & other	1,057	—	—
Total	$64,528	$11,883	$9,610

The Company had $47.6 million and $64.5 million in nonaccrual loans for the periods ended September 30, 2021 and December 31, 2020, respectively. In addition, the Company had $3.3 million and $9.6 million in loans past due 90 days or more and still accruing for the periods ended September 30, 2021 and December 31, 2020, respectively.

The Company had $9.5 million and $11.9 million in nonaccrual loans with a specific reserve as of September 30, 2021 and December 31, 2020, respectively. The Company did not recognize any interest income on nonaccrual loans during the period ended September 30, 2021 or September 30, 2020.

The following table presents the amortized cost basis of collateral-dependent impaired loans by class of loans as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Commercial	Residential
	Real Estate	Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$249,783	$—	$—
Construction/land development	5,201	—	—
Agricultural	743	—	—
Residential real estate loans
Residential 1-4 family	—	21,393	—
Multifamily residential	—	161	—
Total real estate	255,727	21,554	—
Consumer	—	—	1,936
Commercial and industrial	—	—	20,264
Agricultural & other	—	—	607
Total	$255,727	$21,554	$22,807

	December 31, 2020
	Commercial	Residential
	Real Estate	Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$47,429	$—	$—
Construction/land development	6,012	—	—
Agricultural	879	—	—
Residential real estate loans
Residential 1-4 family	—	32,413	—
Multifamily residential	—	173	—
Total real estate	54,320	32,586	—
Consumer	—	—	3,694
Commercial and industrial	—	—	21,027
Agricultural & other	—	—	1,057
Total	$54,320	$32,586	$25,778

The Company had $300.1 million and $112.7 million in collateral-dependent impaired loans for the periods ended September 30, 2021 and December 31, 2020, respectively. The increase in collateral-dependent impaired loans was due to the Company changing the valuation method for lodging and assisted living loans to a market price valuation methodology. This involved assigning a 15% discount of par for these impaired loans. The 15% figure was derived based on knowledge of current hotel and assisted living offerings in the loan sale market. In the event of default, liquidation would be achieved through a loan sale. The Company is continuing to monitor these impaired loans and will adjust the discount as necessary.

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

The following is an aging analysis for loans receivable as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,213	$—	$11,232	$13,445	$3,992,396	$4,005,841	$2,413
Construction/land development	66	171	1,870	2,107	1,740,580	1,742,687	—
Agricultural	434	295	743	1,472	137,409	138,881	—
Residential real estate loans							—
Residential 1-4 family	2,452	3,072	18,350	23,874	1,250,114	1,273,988	855
Multifamily residential	—	—	161	161	273,970	274,131	—
Total real estate	5,165	3,538	32,356	41,059	7,394,469	7,435,528	3,268
Consumer	401	12	1,923	2,336	812,396	814,732	2
Commercial and industrial	752	592	16,030	17,374	1,396,705	1,414,079	41
Agricultural & other	619	1	606	1,226	235,535	236,761	—
Total	$6,937	$4,143	$50,915	$61,995	$9,839,105	$9,901,100	$3,311

	December 31, 2020
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,856	$68	$27,035	$30,959	$4,398,101	$4,429,060	$6,088
Construction/land development	178	44	2,677	$2,899	1,559,399	1,562,298	1,296
Agricultural	522	—	879	1,401	113,030	114,431	—
Residential real estate loans
Residential 1-4 family	4,833	7,787	21,155	33,775	1,502,482	1,536,257	1,821
Multifamily residential	111	—	173	284	536,254	536,538	—
Total real estate	9,500	7,899	51,919	69,318	8,109,266	8,178,584	9,205
Consumer	2,899	802	3,680	7,381	857,309	864,690	174
Commercial and industrial	960	515	17,482	18,957	1,877,485	1,896,442	231
Agricultural and other	1,125	3,713	1,057	5,895	275,110	281,005	—
Total	$14,484	$12,929	$74,138	$101,551	$11,119,170	$11,220,721	$9,610

Non-accruing loans at September 30, 2021 and December 31, 2020 were $47.6 million and $64.5 million, respectively.

Interest recognized on impaired loans, including those loans with a specific reserve, during the three and nine months ended September 30, 2021 was approximately $3.3 million and $9.8 million, respectively. Interest recognized on impaired loans, including those loans with a specific reserve, during the three and nine months ended September 30, 2020 was approximately $694,000 and $2.1 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	209,027	209,027
Risk rating 3	182,402	280,163	314,000	396,848	247,852	981,970	68,510	2,471,745
Risk rating 4	106,983	35,274	120,584	257,933	112,120	358,937	87	991,918
Risk rating 5	—	10,825	2,308	20,791	37,848	197,539	—	269,311
Risk rating 6	—	—	15,219	1,803	11,939	34,797	—	63,758
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	82	—	82
Total non-farm/non-residential	289,385	326,262	452,111	677,375	409,759	1,573,325	277,624	4,005,841
Construction/land development
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	235	—	235
Risk rating 3	150,620	228,246	100,935	33,933	23,005	42,863	166,151	745,753
Risk rating 4	117,314	215,084	501,761	45,824	40,377	39,461	23,650	983,471
Risk rating 5	—	—	416	—	—	1,177	1	1,594
Risk rating 6	—	115	874	8	—	10,636	—	11,633
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	1	—	—	1
Total construction/land development	267,934	443,445	603,986	79,765	63,383	94,372	189,802	1,742,687
Agricultural
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	18,093	30,708	8,005	6,673	5,412	21,538	6,616	97,045
Risk rating 4	4,389	2,120	367	1,164	771	30,233	1,388	40,432
Risk rating 5	—	—	—	—	—	—	—	—
Risk rating 6	—	45	—	—	—	1,359	—	1,404
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	22,482	32,873	8,372	7,837	6,183	53,130	8,004	138,881
Total commercial real estate loans	$579,801	$802,580	$1,064,469	$764,977	$479,325	$1,720,827	$475,430	$5,887,409
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$80	$90	$170
Risk rating 2	—	—	—	—	—	29	—	29
Risk rating 3	173,712	153,260	140,787	111,458	89,445	324,888	86,267	1,079,817
Risk rating 4	8,346	4,250	6,071	17,677	23,144	60,710	30,830	151,028
Risk rating 5	—	—	3,064	1,506	529	5,114	197	10,410
Risk rating 6	788	2,003	2,406	1,931	1,525	16,914	6,933	32,500
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	6	28	—	34
Total residential 1-4 family	182,846	159,513	152,328	132,572	114,649	407,763	124,317	1,273,988
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	8,496	10,243	35,143	34,974	9,825	46,473	7,782	152,936
Risk rating 4	—	11,271	27,202	3,435	3,009	21,128	37,047	103,092
Risk rating 5	—	—	—	7,621	8,170	—	—	15,791
Risk rating 6	—	—	—	—	897	1,415	—	2,312
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	8,496	21,514	62,345	46,030	21,901	69,016	44,829	274,131
Total real estate	$771,143	$983,607	$1,279,142	$943,579	$615,875	$2,197,606	$644,576	$7,435,528

	September 30, 2021
	Term Loans Amortized Cost Basis by Origination Year, Continued
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Consumer
Risk rating 1	$2,930	$2,109	$1,556	$1,064	$259	$1,777	$1,753	$11,448
Risk rating 2	—	—	45	647	—	9	—	701
Risk rating 3	153,432	189,046	147,510	116,833	72,351	102,108	6,801	788,081
Risk rating 4	2,993	1,107	3,110	1,908	185	2,407	74	11,784
Risk rating 5	—	116	—	99	172	134	—	521
Risk rating 6	—	46	347	120	—	1,641	41	2,195
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	1	1	—	2
Total consumer	159,355	192,424	152,568	120,671	72,968	108,077	8,669	814,732
Commercial and industrial
Risk rating 1	$210,222	$28,846	$371	$157	$169	$21,457	$11,885	$273,107
Risk rating 2	19	19	—	—	87	280	175	580
Risk rating 3	75,240	77,113	95,166	52,322	25,516	55,060	148,891	529,308
Risk rating 4	132,855	35,907	107,294	98,787	35,085	37,893	75,883	523,704
Risk rating 5	6,197	158	2,019	8,387	5,725	3,077	672	26,235
Risk rating 6	1,222	15,430	6,736	25,441	5,570	4,633	330	59,362
Risk rating 7	—	—	—	1,777	—	—	—	1,777
Risk rating 8	—	2	1	—	—	1	2	6
Total commercial and industrial	425,755	157,475	211,587	186,871	72,152	122,401	237,838	1,414,079
Agricultural and other
Risk rating 1	$11,231	$203	$43	$—	$—	$112	$375	$11,964
Risk rating 2	—	—	3,467	—	—	908	809	5,184
Risk rating 3	58,313	60,137	5,395	7,572	2,187	50,145	14,162	197,911
Risk rating 4	6,034	376	157	1,542	1,408	1,487	9,441	20,445
Risk rating 5	—	—	—	—	—	597	—	597
Risk rating 6	—	—	27	14	33	586	—	660
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	75,578	60,716	9,089	9,128	3,628	53,835	24,787	236,761
Total	$1,431,831	$1,394,222	$1,652,386	$1,260,249	$764,623	$2,481,919	$915,870	$9,901,100

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$289,385	$316,115	$437,231	$657,174	$371,874	$1,406,655	$277,624	$3,756,058
Non-performing	—	10,147	14,880	20,201	37,885	166,670	—	249,783
Total non-farm/ non-residential	289,385	326,262	452,111	677,375	409,759	1,573,325	277,624	4,005,841
Construction/land development
Performing	$267,934	$443,330	$602,793	$79,757	$63,382	$90,488	$189,802	$1,737,486
Non-performing	—	115	1,193	8	1	3,884	—	5,201
Total construction/ land development	267,934	443,445	603,986	79,765	63,383	94,372	189,802	1,742,687
Agricultural
Performing	$22,482	$32,873	$8,372	$7,837	$6,183	$52,387	$8,004	$138,138
Non-performing	—	—	—	—	—	743	—	743
Total agricultural	22,482	32,873	8,372	7,837	6,183	53,130	8,004	138,881
Total commercial real estate loans	$579,801	$802,580	$1,064,469	$764,977	$479,325	$1,720,827	$475,430	$5,887,409
Residential real estate loans
Residential 1-4 family
Performing	$182,588	$156,843	$150,130	$131,375	$113,265	$400,128	$118,266	$1,252,595
Non-performing	258	2,670	2,198	1,197	1,384	7,635	6,051	21,393
Total residential 1-4 family	182,846	159,513	152,328	132,572	114,649	407,763	124,317	1,273,988
Multifamily residential
Performing	$8,496	$21,514	$62,345	$46,030	$21,901	$68,855	$44,829	$273,970
Non-performing	—	—	—	—	—	161	—	161
Total multifamily residential	8,496	21,514	62,345	46,030	21,901	69,016	44,829	274,131
Total real estate	$771,143	$983,607	$1,279,142	$943,579	$615,875	$2,197,606	$644,576	$7,435,528
Consumer
Performing	$159,355	$192,386	$152,253	$120,554	$72,967	$106,619	$8,662	$812,796
Non-performing	—	38	315	117	1	1,458	7	1,936
Total consumer	159,355	192,424	152,568	120,671	72,968	108,077	8,669	814,732
Commercial and industrial
Performing	$425,755	$157,273	$207,163	$177,113	$69,338	$119,460	$237,713	$1,393,815
Non-performing	—	202	4,424	9,758	2,814	2,941	125	20,264
Total commercial and industrial	425,755	157,475	211,587	186,871	72,152	122,401	237,838	1,414,079
Agricultural and other
Performing	$75,578	$60,716	$9,062	$8,859	$3,595	$53,566	$24,778	$236,154
Non-performing	—	—	27	269	33	269	9	607
Total agricultural and other	75,578	60,716	9,089	9,128	3,628	53,835	24,787	236,761
Total	$1,431,831	$1,394,222	$1,652,386	$1,260,249	$764,623	$2,481,919	$915,870	$9,901,100

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
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

The Company had approximately $27.8 million or 201 total revolving loans convert to term loans for the nine months ended September 30, 2021 compared to $92.4 million or 289 total revolving loans convert to term loans for the nine months ended September 30, 2020.  These loans were considered immaterial for vintage disclosure inclusion.

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	12	$6,119	$3,666	$628	$87	$4,381
Construction/land development	3	322	216	2	—	218
Agricultural	1	282	262	—	—	262
Residential real estate loans
Residential 1-4 family	18	2,495	953	157	374	1,484
Total real estate	34	9,218	5,097	787	461	6,345
Consumer	4	22	14	—	3	17
Commercial and industrial	9	2,354	201	87	78	366
Total	47	$11,594	$5,312	$874	$542	$6,728

	December 31, 2020
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	14	$11,510	$4,350	$383	$4,723	$9,456
Construction/land development	2	58	—	7	9	16
Agricultural	1	282	267	—	—	267
Residential real estate loans
Residential 1-4 family	21	2,913	1,441	165	431	2,037
Total real estate	38	14,763	6,058	555	5,163	11,776
Consumer	1	17	14	—	—	14
Commercial and industrial	12	2,470	308	127	91	526
Total	51	$17,250	$6,380	$682	$5,254	$12,316

The following is a presentation of TDRs on non-accrual status as of September 30, 2021 and December 31, 2020 because they are not in compliance with the modified terms:

	September 30, 2021		December 31, 2020
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	2	$9	2	$350
Construction/land development	2	216	1	9
Agricultural	1	262	1	267
Residential real estate loans
Residential 1-4 family	6	405	7	547
Total real estate	11	892	11	1,173
Consumer	3	3	—	—
Commercial and industrial	6	254	8	414
Total	20	$1,149	19	$1,587

The following is a presentation of total foreclosed assets as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$261	$438
Construction/land development	835	3,189
Residential real estate loans
Residential 1-4 family	75	793
Total foreclosed assets held for sale	$1,171	$4,420

The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The purchase price of the loans at acquisition was $1.3 million, and a $357,000 allowance for credit losses was recorded on these loans at acquisition along with a $17,000 non-credit premium. The allowance and non-credit premium resulted in a par value of $1.0 million for these loans at acquisition. As of September 30, 2021 and December 31, 2020, the balance of purchase credit deteriorated loans was approximately $454,000 and $760,000, respectively.

6.  Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Goodwill
Balance, beginning of period	$973,025	$958,408
Acquisitions	—	14,617
Balance, end of period	$973,025	$973,025

	September 30, 2021	December 31, 2020
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$30,728	$36,572
Amortization expense	(4,262)	(4,423)
Balance, September 30	26,466	32,149
Amortization expense		(1,421)
Balance, end of year		$30,728

The carrying basis and accumulated amortization of core deposits and other intangibles at September 30, 2021 and December 31, 2020 were:

	September 30, 2021	December 31, 2020
	(In thousands)
Gross carrying basis	$86,625	$86,625
Accumulated amortization	(60,159)	(55,897)
Net carrying amount	$26,466	$30,728

 Core deposit and other intangible amortization expense was approximately $1.4 million for the three months ended September 30, 2021 and 2020. Core deposit and other intangible amortization expense was approximately $4.3 million and $4.4 million for the nine months ended September 30, 2021 and 2020. The Company’s estimated amortization expense of core deposits and other intangibles for each of the years 2021 through 2025 is approximately: 2021 – $5.7 million; 2022 – $5.7 million; 2023 – $5.5 million; 2024 – $4.3 million; 2025 – $3.9 million.

The carrying amount of the Company’s goodwill was $973.0 million at each of September 30, 2021 and December 31, 2020.  Goodwill is tested annually for impairment during the fourth quarter or more often if events and circumstances indicate there may be an impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7.  Other Assets

Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets.  As of September 30, 2021 and December 31, 2020, other assets were $171.2 million and $164.9 million, respectively.

The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”).  These equity securities without a readily determinable fair value were $88.1 million and $86.7 million at September 30, 2021 and December 31, 2020, and are accounted for at cost.

The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321.  These equity securities without a readily determinable fair value were $34.8 million and $28.2 million at September 30, 2021 and December 31, 2020.  There were no observable transactions during the period that would indicate a material change in fair value. Therefore, these investments were accounted for at cost, less impairment.

8.  Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $476.6 and $558.0 million at September 30, 2021 and December 31, 2020.  The aggregate amount of time deposits with a minimum denomination of $100,000 was $701.3 million and $864.3 million at September 30, 2021 and December 31, 2020, respectively.  Interest expense applicable to certificates in excess of $100,000 totaled $1.7 million and $5.6 million for the three months ended September 30, 2021 and 2020, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $6.1 million and $18.8 million for the nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, brokered deposits were $625.7 million and $635.7 million, respectively.

Deposits totaling approximately $1.86 billion and $1.98 billion at September 30, 2021 and December 31, 2020, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9.  Securities Sold Under Agreements to Repurchase

At September 30, 2021 and December 31, 2020, securities sold under agreements to repurchase totaled $141.0 million and $168.9 million, respectively. For the three-month periods ended September 30, 2021 and 2020, securities sold under agreements to repurchase daily weighted-average totaled $143.9 million and $157.2 million, respectively. For the nine months ended September 30, 2021 and 2020, securities sold under agreements to repurchase daily weighted-average totaled $153.7 million and $150.0 million, respectively.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2021 and December 31, 2020 is presented in the following tables:

	September 30, 2021
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$8,753	$—	$—	$—	$8,753
Mortgage-backed securities	7,979	—	—	—	7,979
State and political subdivisions	121,412	—	—	—	121,412
Other securities	2,858	—	—	—	2,858
Total borrowings	$141,002	$—	$—	$—	$141,002

	December 31, 2020
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$11,166	$—	$—	$—	$11,166
Mortgage-backed securities	18,830	—	—	—	18,830
State and political subdivisions	135,308	—	—	—	135,308
Other securities	3,627	—	—	—	3,627
Total borrowings	$168,931	$—	$—	$—	$168,931

10.  FHLB and Other Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $400.0 million at both September 30, 2021 and December 31, 2020. The Company had no other borrowed funds as of September 30, 2021 or December 31, 2020. At September 30, 2021 and December 31, 2020, all of the outstanding balances were classified as long-term advances.  The FHLB advances mature in 2033 with fixed interest rates ranging from 1.76% to 2.26%.  Expected maturities could differ from contractual maturities because FHLB may have the right to call or the Company may have the right to prepay certain obligations.

Additionally, the Company had $1.12 billion and $1.11 billion at September 30, 2021 and December 31, 2020, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at September 30, 2021 and December 31, 2020, respectively.

The parent company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at September 30, 2021 and December 31, 2020 was zero.

11.  Subordinated Debentures

Subordinated debentures at September 30, 2021 and December 31, 2020 consisted of subordinated debt securities and guaranteed payments on trust preferred securities with the following components:

	As of September 30,	As of December 31,
	2021	2020
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	4,489	4,452
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	5,919	5,849
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	299,666	299,199
Total	$370,900	$370,326

Trust Preferred Securities. The Company holds trust preferred securities with a face amount of $73.3 million which are currently callable without penalty based on the terms of the specific agreements.  The trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment subject to certain limitations. However, now that the Company has exceeded $15 billion in assets, the Tier 1 treatment of the Company’s outstanding trust preferred securities will be phased out upon completion of the acquisition of Happy Bancshares, but these securities will still be treated as Tier 2 capital. Distributions on these securities are included in interest expense. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s subordinated debentures, the sole asset of each trust. The trust preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the subordinated debentures held by the trust. The Company wholly owns the common securities of each trust. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related subordinated debentures. The Company’s obligations under the subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

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

12.  Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Current:
Federal	$14,693	$16,271	$52,771	$57,154
State	4,864	5,386	17,470	18,921
Total current	19,557	21,657	70,241	76,075
Deferred:
Federal	2,744	(451)	5,211	(29,071)
State	908	(149)	1,725	(9,624)
Total deferred	3,652	(600)	6,936	(38,695)
Income tax expense	$23,209	$21,057	$77,177	$37,380

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Statutory federal income tax rate	21.00%	21.00%	21.00%	21.00%
Effect of non-taxable interest income	(1.08)	(1.03)	(1.00)	(1.48)
Stock compensation	0.16	1.17	0.23	0.53
State income taxes, net of federal benefit	3.50	3.82	4.00	3.00
Executive officer compensation & other	0.05	(1.66)	(0.32)	(1.07)
Effective income tax rate	23.63%	23.30%	23.91%	21.98%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$69,135	$72,445
Deferred compensation	4,751	4,741
Stock compensation	5,475	4,768
Non-accrual interest income	853	775
Real estate owned	109	620
Loan discounts	4,151	6,806
Tax basis premium/discount on acquisitions	3,693	5,101
Investments	273	502
Deposits	(57)	(33)
Other	5,259	5,855
Gross deferred tax assets	93,642	101,580
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	264	1,929
Unrealized gain on securities	9,735	15,072
Core deposit intangibles	6,066	7,056
FHLB dividends	2,807	2,711
Other	5,046	4,563
Gross deferred tax liabilities	23,918	31,331
Net deferred tax assets	$69,724	$70,249

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

13. Common Stock, Compensation Plans and Other

Common Stock

As of September 30, 2021, the Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share.

The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation, as amended.

Stock Repurchases

During the first nine months of 2021, the Company repurchased a total of 1.4 million shares with a weighted-average stock price of $25.64 per share. Shares repurchased under the program as of September 30, 2021 since its inception total 17,349,835 shares. The remaining balance available for repurchase is 22,402,165 shares at September 30, 2021.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of September 30, 2021, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 13,288,000.  At September 30, 2021, the Company had approximately 1,602,000 shares of common stock remaining available for future grants and approximately 3,041,000 stock options outstanding for a total of approximately 4,643,000 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

The intrinsic value of the stock options outstanding and stock options vested at September 30, 2021 was $10.9 million and $9.7 million, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2021 was approximately $1.7 million. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $6.5 million as of September 30, 2021.

The table below summarizes the stock option transactions under the Plan at September 30, 2021 and December 31, 2020 and changes during the nine-month period and year then ended:

	For the Nine Months Ended September 30, 2021		For the Year Ended December 31, 2020
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	3,254	$19.77	3,411	$19.60
Granted	15	21.68	—	—
Forfeited/Expired	(47)	22.25	(76)	21.95
Exercised	(181)	15.27	(81)	10.61
Outstanding, end of period	3,041	20.01	3,254	19.77
Exercisable, end of period	1,552	$17.37	1,537	$16.82

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value.  For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model.  This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate.  Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model.  Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options.  The weighted-average fair value of options granted during the nine months ended September 30, 2021 was $11.11 per share. There were no options granted during the year ended December 31, 2020.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

The assumptions used in determining the fair value of the 2021 and 2020 stock option grants were as follows:

	For the Nine Months Ended September 30, 2021	For the Year Ended December 31, 2020
Expected dividend yield	2.59%	Not Applicable
Expected stock price volatility	70.13%	Not Applicable
Risk-free interest rate	0.75%	Not Applicable
Expected life of options	6.5 years	Not Applicable

The following is a summary of currently outstanding and exercisable options at September 30, 2021:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$6.56 to $8.62	164	1.15	$8.32	164	$8.32
$9.54 to $14.71	140	2.80	13.23	140	13.23
$16.77 to $16.86	130	2.89	16.80	130	16.80
$17.12 to $17.36	102	3.47	17.14	102	17.14
$17.40 to $18.46	871	3.88	18.45	738	18.45
$18.50 to $20.16	41	7.53	19.05	14	19.04
$20.58 to $21.25	158	4.51	21.08	143	21.12
$21.31 to $22.22	112	6.85	22.18	60	22.22
$22.70 to $23.32	1,242	6.81	23.32	1	22.70
$23.51 to $25.96	81	5.72	25.63	60	25.81
	3,041			1,552

The table below summarized the activity for the Company’s restricted stock issued and outstanding at September 30, 2021 and December 31, 2020 and changes during the period and year then ended:

	As of September 30, 2021	As of December 31, 2020
	(In thousands)
Beginning of year	1,371	1,636
Issued	215	264
Vested	(238)	(453)
Forfeited	(26)	(76)
End of period	1,322	1,371
Amount of expense for nine months and twelve months ended, respectively	$5,307	$6,824

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $16.6 million as of September 30, 2021.

14.  Non-Interest Expense

The table below shows the components of non-interest expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Salaries and employee benefits	$42,469	$41,511	$126,990	$120,928
Occupancy and equipment	9,305	9,566	27,584	28,611
Data processing expense	6,024	4,921	17,787	13,861
Merger and acquisition expenses	1,006	—	1,006	711
Other operating expenses:
Advertising	1,204	902	3,444	2,923
Amortization of intangibles	1,421	1,420	4,262	4,423
Electronic banking expense	2,521	2,426	7,375	6,195
Directors’ fees	395	429	1,192	1,265
Due from bank service charges	265	259	787	721
FDIC and state assessment	1,648	1,607	4,119	5,001
Insurance	749	766	2,317	2,223
Legal and accounting	1,050	1,235	2,954	3,432
Other professional fees	1,787	1,661	5,196	6,622
Operating supplies	474	460	1,426	1,548
Postage	301	328	931	968
Telephone	371	321	1,082	955
Other expense	4,629	3,900	13,015	12,757
Total other operating expenses	16,815	15,714	48,100	49,033
Total non-interest expense	$75,619	$71,712	$221,467	$213,144

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

As of September 30, 2021, the balances of the right-of-use asset and lease liability was $40.8 million and $43.7 million, respectively. As of December 31, 2020, the balances of the right-of-use asset and lease liability was $40.2 million and $43.0 million, respectively The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
2021	$2,910	$8,235
2022	7,366	6,486
2023	6,535	5,714
2024	5,972	5,262
2025	5,510	4,818
Thereafter	30,388	27,453
Total future minimum lease payments	$58,681	$57,968
Discount effect of cash flows	(15,017)	(14,922)
Present value of net future minimum lease payments	$43,664	$43,046

Additional information (dollar amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
Lease expense:	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease expense	$1,971	$2,044	$5,961	$6,085
Short-term lease expense	1	9	5	41
Variable lease expense	250	253	759	772
Total lease expense	$2,222	$2,306	$6,725	$6,898
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$1,988	$2,021	$5,956	$6,013
Weighted-average remaining lease term (in years)	9.67	10.08	9.78	10.21
Weighted-average discount rate	3.42%	3.60%	3.49%	3.61%

The Company currently leases three properties from three related parties. Total rent expense from the leases was $36,000 or 1.64% of total lease expense and $107,000 or 1.59% of total lease expense for the three and nine months ended September 30, 2021, respectively.

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

Although the Company has a diversified loan portfolio, at September 30, 2021 and December 31, 2020, commercial real estate loans represented 59.5% and 54.4% of total loans receivable, respectively, and 215.2% and 234.3% of total stockholders’ equity at September 30, 2021 and December 31, 2020, respectively.  Residential real estate loans represented 15.6% and 18.5% of total loans receivable and 56.6% and 79.6% of total stockholders’ equity at September 30, 2021 and December 31, 2020, respectively.

Approximately 74.2% of the Company’s total loans and 76.4% of the Company’s real estate loans as of September 30, 2021, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.

As of September 30, 2021, the markets in which we operate have begun to experience economic recovery.  However, there is still a significant amount of uncertainty related to the COVID-19 pandemic which may slow the anticipated economic recovery.  The Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of September 30, 2021. During the nine months ended September 30, 2021, the Company recorded a negative provision for unfunded commitments of $4.8 million. This was  primarily due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position. The financial statements have been prepared using values and information currently available to the Company. The Company is continuing to closely monitor the situation.

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

At September 30, 2021 and December 31, 2020, commitments to extend credit of $3.11 billion and $2.82 billion, respectively, were outstanding.  A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.  The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2021 and December 31, 2020, is $90.6 million and $56.1 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

18.  Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years.  During the first nine months of 2021, the Company requested approximately $195.6 million in regular dividends from its banking subsidiary.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes that, as of September 30, 2021, the Company meets all capital adequacy requirements to which it is subject.

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

Basel III permanently grandfathers trust preferred securities and other non-qualifying capital instruments that were issued and outstanding as of May 19, 2010 in the Tier 1 capital of bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. The rule phases out of Tier 1 capital these non-qualifying capital instruments issued before May 19, 2010 by all other bank holding companies. Because our total consolidated assets were less than $15 billion as of December 31, 2009, our outstanding trust preferred securities continue to be treated as Tier 1 capital.  However, now that the Company has exceeded $15 billion in assets, the Tier 1 treatment of the Company’s outstanding trust preferred securities will be phased out upon completion of the acquisition of Happy Bancshares, but these securities will still be treated as Tier 2 capital.

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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution.  Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio.  As of September 30, 2021, the Bank met the capital standards for a well-capitalized institution.  The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 15.12%, 11.00%, 15.73%, and 19.55%, respectively, as of September 30, 2021.

19.  Additional Cash Flow Information

In connection with the LH-Finance acquisition, accounted for using the purchase method, the Company acquired approximately $409.1 million in assets, including $407.4 million in loans as of February 29, 2020, and paid $421.2 million in cash.

The following is a summary of the Company’s additional cash flow information during the nine-month periods ended:

	September 30,
	2021	2020
	(In thousands)
Interest paid	$36,757	$72,909
Income taxes paid	82,245	54,698
Assets acquired by foreclosure	2,058	1,673

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

Financial Assets and Liabilities Measured on a Recurring Basis

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value.  The Company does not have any Level 1 securities.  Primarily all of the Company's securities are considered to be Level 2 securities.  These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  As of September 30, 2021 and December 31, 2020, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2021 and 2020. See Note 3 for additional detail related to investment securities.

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

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value.  Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent.  A portion of the allowance for credit losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for credit losses to require an increase, such increase is reported as a component of the provision for credit losses.  The fair value of loans with specific allocated losses was $252.8 million and $102.1 million as of September 30, 2021 and December 31, 2020, respectively.  The increase in collateral-dependent impaired loans was due to the Company changing the valuation for lodging and assisted living loans to a market price valuation methodology. This involved assigning a 15% discount of par for these impaired loans. The 15% figure was derived based on knowledge of current hotel and assisted living offerings in the loan sale market. In the event of default, liquidation would be achieved through a loan sale. The Company is continuing to monitor these impaired loans and will adjust the discount as necessary. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $92,000 and $388,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended September 30, 2021 and 2020, respectively. The Company reversed approximately $276,000 and $811,000 of accrued interest receivable when impaired loans were put on non-accrual status during the nine months ended September 30, 2021 and 2020, respectively.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell.  At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral.  As of September 30, 2021 and December 31, 2020, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $1.2 million and $4.4 million, respectively.

No foreclosed assets held for sale were remeasured during the nine months ended September 30, 2021. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans and foreclosed assets primarily relate to customized discounting criteria applied to the customer’s reported amount of collateral.  The amount of the collateral discount depends upon the condition and marketability of the underlying collateral.  As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from 25% to 55% for commercial and residential real estate collateral.

Fair Values of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

	September 30, 2021
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$3,280,256	$3,280,256	1
Loans receivable, net of impaired loans and allowance	9,409,596	9,687,138	3
Accrued interest receivable	48,577	48,577	1
FHLB, Federal Reserve & First National Bankers Bank stock; other equity investments	122,824	122,824	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,139,149	$4,139,149	1
Savings and interest-bearing transaction accounts	8,813,326	8,813,326	1
Time deposits	1,050,896	1,089,205	3
Securities sold under agreements to repurchase	141,002	141,002	1
FHLB and other borrowed funds	400,000	403,489	2
Accrued interest payable	9,409	9,409	1
Subordinated debentures	370,900	377,839	3

	December 31, 2020
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,263,788	$1,263,788	1
Loans receivable, net of impaired loans and allowance	10,873,120	11,292,004	3
Accrued interest receivable	60,528	60,528	1
FHLB, Federal Reserve & First National Bankers Bank stock; other equity investments	114,854	114,854	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$3,266,753	$3,266,753	1
Savings and interest-bearing transaction accounts	8,212,240	8,212,240	1
Time deposits	1,246,797	1,266,430	3
Securities sold under agreements to repurchase	168,931	168,931	1
FHLB and other borrowed funds	400,000	414,207	2
Accrued interest payable	5,925	5,925	1
Subordinated debentures	370,326	378,981	3

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. Section 4013 of the CARES Act provides financial institutions the temporary option to not apply ASC Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, to certain loan modifications related to COVID-19 made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after termination of the President’s national emergency declaration for COVID-19. On December 28, 2020, an extension of section 4013 of the CARES Act, provided institutions with an extension of the temporary option to not apply ASC Subtopic 310-40 until January 1, 2022. Further, financial institutions do not need to determine impairment associated with certain loan concessions that would otherwise have been required for TDRs (e.g., interest rate concessions, payment deferrals, or loan extensions). The Company has relied on Section 4013 of the CARES Act in accounting for loan modifications since the fourth quarter of 2020. The Company has granted loan modification to 38 outstanding loans for a total of $228.2 million as of September 30, 2021.  All of the customers currently on deferment chose principal deferment only and now have returned to paying interest monthly.

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

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

Results of Review of Interim Consolidated Financial Statements

We have reviewed the condensed consolidated balance sheet of Home BancShares, Inc. and subsidiaries (the “Company”) as of September 30, 2021, and the related condensed consolidated statements of income, comprehensive income and stockholders’ equity for the three-month and nine-month periods ended September 30, 2021 and 2020 and cash flows for the nine-month periods ended
September 30, 2021 and 2020, and the related notes (collectively referred to as the “interim financial information” or “statements”).  Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

November 4, 2021

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

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of September 30, 2021, we had, on a consolidated basis, total assets of $17.77 billion, loans receivable, net of $9.66 billion, total deposits of $14.00 billion, and stockholders’ equity of $2.74 billion.

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

Table 1:  Key Financial Measures

	As of or for the Three Months Ended		As of or for the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Total assets	$17,765,056	$16,549,758	$17,765,056	$16,549,758
Loans receivable	9,901,100	11,691,470	9,901,100	11,691,470
Allowance for credit losses	238,673	248,224	238,673	248,224
Total deposits	14,003,371	12,937,466	14,003,371	12,937,466
Total stockholders’ equity	2,736,062	2,540,799	2,736,062	2,540,799
Net income	74,992	69,320	245,664	132,654
Basic earnings per share	0.46	0.42	1.49	0.80
Diluted earnings per share	0.46	0.42	1.49	0.80
Book value per share	16.68	15.38	16.68	15.38
Tangible book value per share (non-GAAP)(1)	10.59	9.30	10.59	9.30
Annualized net interest margin – FTE	3.60%	3.92%	3.74%	4.08%
Efficiency ratio	42.26	39.56	39.86	40.40
Efficiency ratio, as adjusted (non-GAAP)(2)	42.29	40.08	41.67	40.25
Annualized return on average assets	1.68	1.66	1.90	1.11
Annualized return on average common equity	10.97	10.97	12.32	7.13

(1)	See Table 19 for the non-GAAP tabular reconciliation.
(2)	See Table 23 for the non-GAAP tabular reconciliation.

Overview

Recent Developments – COVID-19

The Company has been, and may continue to be, impacted by the novel coronavirus (“COVID-19”) pandemic. Uncertainty remains about the duration of the pandemic as well as the timing and extent of the economic recovery. We continue to evaluate protocols and processes in place to execute our business continuity plans and help promote the health and safety of our employees and customers. To support our customers or to comply with law, we have deferred loan payments for certain consumer and commercial customers, and we have suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and have offered fee waivers, payment deferrals, and other expanded assistance for automobile, mortgage, small business and personal lending customers.

As of September 30, 2021, our loan deferrals decreased to $228.2 million on 38 loans from the December 31, 2020 balance of $330.7 million on 56 loans.  All of the customers currently on deferment totaling $228.2 million chose principal deferment only and now have returned to paying interest monthly.  The hospitality sector has been most negatively impacted by COVID-19 and represents approximately 67% of the deferment balance as of September 30, 2021. The geographic distribution of these deferrals is similar through all of our markets.  Our review of deferment requests required updated interim operating statements, balance sheet and liquidity verifications, and validation of the current risk rating.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) established a new federal economic relief program administered by the Small Business Administration (“SBA”) called the Paycheck Protection Program (“PPP”), which provides for 100% federally guaranteed loans to be issued by participating private financial institutions to small businesses for payroll and certain other permitted expenses.  PPP loans are forgivable, in whole or in part, so long as employee and compensation levels of the borrower are maintained, and the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments were deferred for the first six months of the loan. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/HCEA Act”) was signed into law in April 2020. The PPP/HCEA Act authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA. The Consolidated Appropriations Act (“CAA”) was signed into law in December 2020. The CAA also authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA with a term of five years.  As of September 30, 2021, as a participating lender, we have generated 12,971 loans to both existing and new customers totaling $1.23 billion. As of September 30, 2021, the outstanding PPP loan balances were $241.5 million. The average loan size was $108,000.

Although the economic and public health outlooks improved in the United States during the first nine months of 2021, the future impact of the pandemic on our business, results of operations and financial condition remains uncertain. Should current economic conditions deteriorate or if the pandemic continues to intensify through the spread of more contagious or severe strains of COVID-19, the pandemic could have an adverse effect on our business and results of operations and financial condition.

On September 9, 2021, President Biden announced that he has directed the Occupational Safety and Health Administration (OSHA) to develop an Emergency Temporary Standard (ETS) mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. On November 4, 2021, OSHA issued its ETS which sets out the specific terms of the mandate and its implementation. We are currently reviewing these requirements to assess any potential impacts of their implementation on our operations.

Results of Operations for the Three Months Ended September 30, 2021 and 2020

Our net income increased $5.7 million, or 8.2%, to $75.0 million for the three-month period ended September 30, 2021, from $69.3 million for the same period in 2020.  On a diluted earnings per share basis, our earnings were $0.46 per share for the three-month period ended September 30, 2021 compared to $0.42 per share for the three-month period ended September 30, 2020.  During the three-month period ended September 30, 2021, the Company did not record any provision for credit losses compared to a $14.0 million provision for credit losses three-month period ended September 30, 2020.  The $14.0 million of total credit loss expense for the three-month period ended September 30, 2020 was primarily due to the COVID-19 pandemic. The Company’s provisioning model is closely tied to unemployment rate projections which have continued to improve since the fourth quarter of 2020. The Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of September 30, 2021.  The Company also recorded a $61,000 adjustment for the increase in fair market value of marketable securities and $2.2 million of special dividend income from our equity investments as well as $1.0 million of merger and acquisition expense.

Total interest income decreased by $9.6 million, or 5.7%, non-interest expense increased by $3.9 million, or 5.4%, and non-interest income decreased by $741,000, or 2.5%. This was partially offset by an by $8.0 million, or 39.3%, decrease in total interest expense. The decrease in interest income was due to a $12.2 million decrease in loan interest income, which was partially offset by a $1.7 million increase in investment income. The increase in non-interest expense was due to a $1.1 million increase in data processing expense, a $1.1 million increase in other operating expenses, a $1.0 million increase in merger and acquisition expense, and a $958,000 increase in salaries and employee benefits. The decrease in non-interest income was primarily due to a $4.2 million decrease in mortgage lending income, which was partially offset by a $1.7 million increase in other income, a $1.4 million increase in fair value adjustment for marketable securities, and a $1.0 million increase in service charges on deposit accounts. The decrease in interest expense was primarily due to a $7.6 million decrease in interest on deposits and an $318,000 decrease in interest on FHLB borrowed funds.  Income tax expense increased by $2.2 million during the quarter due to an increase in net income.

         Our net interest margin decreased from 3.92% for the three-month period ended September 30, 2020 to 3.60% for the three-month period ended September 30, 2021. The yield on interest earning assets was 3.91% and 4.47% for the three months ended September 30, 2021 and 2020, respectively, as average interest earning assets increased from $14.98 billion to $16.11 billion. The increase in average earning assets is primarily the result of a $1.99 billion increase in average interest-bearing balances due from banks and a $862.1 million increase in average investment securities, partially offset by the $1.71 billion decrease in average loans receivable. Average PPP loan balances were $371.5 million for the three months ended September 30, 2021. These loans bear interest at 1.00% plus the accretion of the deferred origination fee. Including deferred fees, we recognized total interest income of $10.2 million on PPP loans for the three months ended September 30, 2021. The PPP loans were accretive to the net interest margin by 17 basis points for the three months ended September 30, 2021. This was primarily due to approximately $232.4 million of the Company’s PPP loans being forgiven during the third quarter of 2021 which included the acceleration of $8.2 million in deferred fees for the loans that were forgiven. As of September 30, 2021, the Company had $9.0 million in remaining unamortized PPP fees. The COVID-19 pandemic and the resulting governmental response have created a significant amount of excess liquidity in the market.  As a result, we had an increase of $1.99 billion in average interest-bearing cash balances for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.  This excess liquidity was dilutive to the net interest margin by 49 basis points. For the three months ended September 30, 2021 and 2020, we recognized $4.9 million and $7.0 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 5 basis points. We recognized $3.5 million in event interest income for the three months ended September 30, 2021 compared to no event income for the three months ended September 30, 2020. This increased the net interest margin by 8 basis points.

Our efficiency ratio was 42.26% for the three months ended September 30, 2021, compared to 39.56% for the same period in 2020.  For the third quarter of 2021, our efficiency ratio, as adjusted (non-GAAP), was 42.29%, compared to 40.08% reported for the third quarter of 2020. (See Table 23 for the non-GAAP tabular reconciliation).

Our annualized return on average assets was 1.68% for the three months ended September 30, 2021, compared to 1.66% for the same period in 2020.  Our annualized return on average common equity was 10.97% for both the three months ended September 30, 2021, and 2020.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Our net income increased $113.0 million, or 85.2%, to $245.7 million for the nine-month period ended September 30, 2021, from $132.7 million for the same period in 2020.  On a diluted earnings per share basis, our earnings were $1.49 per share for the nine-month period ended September 30, 2021 and $0.80 per share for the nine-month period ended September 30, 2020.  During the nine-month period ended September 30, 2021, the Company recorded a $4.8 million negative provision for unfunded commitments compared to a $112.3 million provision for credit losses and a $17.0 million provision for unfunded commitments for a total credit loss expense of $129.3 million for the nine-month period ended September 30, 2020.  The $4.8 million negative provision for the nine-month period ended September 30, 2021 was due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position. The $129.3 million of total credit loss expense for the nine-month period ended September 30, 2020 was primarily due to the COVID-19 pandemic, with $9.3 million for the acquisition of LH-Finance on February 29, 2020. The Company’s provisioning model is closely tied to unemployment rate projections which have continued to improve since the fourth quarter of 2020. The Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of September 30, 2021. The Company also recorded a $7.1 million adjustment for the increase in fair market value of marketable securities, $12.5 million of special dividend income from our equity investments, $5.1 million recovery on historic losses from loans charged-off prior to acquisition, $1.0 million of merger and acquisition expense and a $219,000 gain on investment securities.

Total interest expense decreased by $35.6 million, or 47.0%, and non-interest income increased by $27.7 million, or 35.6%. This was partially offset by a $36.2 million, or 7.1%, decrease in total interest income and an $8.3 million, or 3.9%, increase in non-interest expense. The decrease in interest expense was primarily due to a $32.7 million decrease in interest on deposits and a $1.9 million decrease in interest on FHLB borrowed funds.  The increase in non-interest income was primarily due to a $13.3 million increase in the fair value adjustment on marketable securities, a $5.6 million increase in other income, a $3.1 million increase in other service charges and fees, a $2.4 million increase in dividends from FHLB, FRB, FNBB & other, a $1.3 million increase in mortgage lending income, and a $1.2 million increase in gain on sale of SBA loans.  The decrease in interest income was due to a $36.7 million decrease in loan interest income.  The increase in non-interest expense was due to a $6.1 million increase in salaries and employee benefits and a $3.9 million increase in data processing expense and was partially offset by a $1.0 million decrease in occupancy and equipment and a $933,000 decrease in other operating expenses.  Income tax expense increased by $39.8 million during the quarter due to an increase in net income.

Our net interest margin decreased from 4.08% for the nine-month period ended September 30, 2020 to 3.74% for the nine-month period ended September 30, 2021.  The yield on interest earning assets was 4.08% and 4.79% for the nine months ended September 30, 2021 and 2020, respectively, as average interest earning assets increased from $14.36 billion to $15.71 billion. The increase in average earning assets is primarily the result of a $1.70 billion increase in average interest-bearing balances due from banks and a $637.1 million increase in average investment securities, partially offset by the $987.3 million decrease in average loans receivable. Average PPP loan balances were $525.9 million for the nine months ended September 30, 2021. These loans bear interest at 1.00% plus the accretion of the deferred origination fee. Including deferred fees, we recognized total interest income of $29.8 million on PPP loans for the nine months ended September 30, 2021. The PPP loans were accretive to the net interest margin by 13 basis points for the nine months ended September 30, 2021. This was primarily due to approximately $781.4 million of the Company’s PPP loans being forgiven during the first nine months of 2021 which included the acceleration of $19.9 million in deferred fees for the loans that were forgiven. As of September 30, 2021, the Company had $9.0 million in remaining unamortized PPP fees. The COVID-19 pandemic and the resulting governmental response have created a significant amount of excess liquidity in the market.  As a result, we had an increase of $1.70 billion in average interest-bearing cash balances for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This excess liquidity was dilutive to the net interest margin by 45 basis points. For the nine months ended September 30, 2021 and 2020, we recognized $16.2 million and $21.6 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 5 basis points. We recognized $5.5 million in event interest income for the nine months ended September 30, 2021 compared to $2.1 million in event income for the three months ended September 30, 2020. This increased the net interest margin by 3 basis points.

Our efficiency ratio was 39.86% for the nine months ended September 30, 2021, compared to 40.40% for the same period in 2020.  For the nine months ended September 30, 2021, our efficiency ratio, as adjusted (non-GAAP), was 41.67%, compared to 40.25% reported for the nine months ended September 30, 2020. (See Table 23 for the non-GAAP tabular reconciliation).

Our annualized return on average assets was 1.90% for the nine months ended September 30, 2021, compared to 1.11% for the same period in 2020.  Our annualized return on average common equity was 12.32% for the nine months ended September 30, 2021, compared to 7.13% for the same period in 2020.

Financial Condition as of and for the Period Ended September 30, 2021 and December 31, 2020

Our total assets as of September 30, 2021 increased $1.37 billion to $17.77 billion from the $16.40 billion reported as of December 31, 2020.  Cash and cash equivalents increased $2.02 billion, or 159.6%, for the nine months ended September 30, 2021. The increase in cash and cash equivalents is due to loan paydowns as well as the significant amount of excess liquidity in the market as a continued result of the COVID-19 pandemic and the accompanying governmental response. Our loan portfolio balance decreased to $9.90 billion as of September 30, 2021 from $11.22 billion at December 31, 2020 due to organic loan decline of $885.9 million and $781.4 million of the Company’s PPP loans being forgiven during the first nine months of 2021, which was partially offset by $347.7 million in new PPP loan originations during 2021. Total deposits increased $1.28 billion to $14.00 billion as of September 30, 2021 from $12.73 billion as of December 31, 2020, which was due to customers holding higher deposit balances in response to the COVID-19 pandemic as well as the accompanying governmental response to the pandemic. Stockholders’ equity increased $130.3 million to $2.74 billion as of September 30, 2021, compared to $2.61 billion as of December 31, 2020.  The $130.3 million increase in stockholders’ equity is primarily associated with the $245.7 million in net income for the nine months ended September 30, 2021, which was partially offset by the $18.1 million in other comprehensive loss for the nine months ended September 30, 2021, $69.2 million of shareholder dividends paid and stock repurchases of $37.0 million in 2021.

Our non-performing loans were $50.9 million, or 0.51% of total loans as of September 30, 2021, compared to $74.1 million, or 0.66% of total loans as of December 31, 2020.  The allowance for credit losses as a percentage of non-performing loans increased to 468.77% as of September 30, 2021, from 331.10% as of December 31, 2020.  Non-performing loans from our Arkansas franchise were $15.5 million at September 30, 2021 compared to $24.1 million as of December 31, 2020.  Non-performing loans from our Florida franchise were $25.2 million at September 30, 2021 compared to $43.1 million as of December 31, 2020.  Non-performing loans from our Alabama franchise were $523,000 at September 30, 2021 compared to $530,000 as of December 31, 2020.  Non-performing loans from our SPF franchise were $1.9 million at September 30, 2021 compared to $3.6 million as of December 31, 2020. Non-performing loans from our Centennial Commercial Finance Group (“CFG”) franchise were $7.8 million at September 30, 2021 compared to $2.8 million as of December 31, 2020.

As of September 30, 2021, our non-performing assets decreased to $52.1 million, or 0.29% of total assets, from $78.6 million, or 0.48% of total assets, as of December 31, 2020. Non-performing assets from our Arkansas franchise were $16.1 million at September 30, 2021 compared to $25.6 million as of December 31, 2020. Non-performing assets from our Florida franchise were $25.8 million at September 30, 2021 compared to $46.0 million as of December 31, 2020. Non-performing assets from our Alabama franchise were $523,000 at September 30, 2021 compared to $564,000 as of December 31, 2020. Non-performing assets from our SPF franchise were $1.9 million at September 30, 2021 compared to $3.6 million as of December 31, 2020. Non-performing assets from our CFG franchise were $7.8 million at September 30, 2021 compared to $2.8 million as of December 31, 2020.

The $7.8 million balance of non-accrual loans for our Centennial CFG market consists of two loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. The decision to place these loans on non-accrual status was made by the Federal Reserve and not the Company. The loans that make up the total balance are still current on both principal and interest. However, all interest payments are currently being applied to the principal balance. Because the Federal Reserve required us to place these loans on non-accrual status, we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve.

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

•

Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310.  Interchange fees were $4.2 million, $12.2 million, $3.8 million and $11.0 million for the three and nine months ended September 30, 2021 and 2020, respectively. Centennial CFG loan fees were $1.8 million, $7.1 million, $2.7 million and $5.6 million for the three and nine months ended September 30, 2021 and 2020, respectively.

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

The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As of December 31, 2019, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined than an allowance for credit losses on available-for-sale securities was not deemed material. However, the Company evaluated the investment portfolio during the first quarter of 2020 and determined that an $842,000 provision for credit losses was necessary. No additional provision was deemed necessary during the remaining quarters of 2020 or the first three quarters of 2021. See Note 3  “Investment Securities” in the Condensed Notes to Consolidated Financial Statements for further discussion.

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

Future Acquisition of Happy Bancshares, Inc.

On September 15, 2021, the Company and Centennial entered into an Agreement and Plan of Merger (the “Agreement”) with Happy Bancshares, Inc., a Texas corporation (“Happy”), and its wholly-owned bank subsidiary, Happy State Bank, a Texas banking association (“HSB”), under which the Company and Centennial will acquire Happy and HSB. The Agreement, as amended on October 18, 2021, provides that, in a series of transactions, an acquisition subsidiary of the Company will merge into Happy and Happy will merge into the Company, with the Company as the surviving entity (collectively, the “Merger”). As soon as reasonably practicable following the Merger, HSB will merge into Centennial, with Centennial as the surviving entity.

Under the terms of the Agreement, as amended, the Company will issue approximately 42.3 million shares of its common stock to the shareholders of Happy upon the completion of the Merger, for a purchase price of approximately $1.02 billion, valued based on the volume-weighted average closing price per share of the Company’s common stock as reported on the Nasdaq Global Select Market (“Nasdaq”) for the 20 consecutive trading day period ending on November 1, 2021. No cash consideration will be paid in connection with the Merger, except that holders of outstanding shares of Happy common stock at the time of the Merger will receive cash payments in lieu of any fractional shares of Company common stock to which they are otherwise entitled in connection with the Merger. In addition, the Company expects to pay an aggregate of up to approximately $11.0 million in cash in cancellation of certain stock appreciation rights issued by Happy that remain outstanding at the time of the Merger.

Subject to the terms and conditions set forth in the Agreement, as amended, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of Happy will be converted into the right to receive, without interest, 2.17 shares of the Company’s common stock (the “Merger Consideration”). Each unvested restricted share of Happy common stock outstanding at the Effective Time will fully vest and be converted into the right to receive the Merger Consideration. In addition, at the Effective Time, each outstanding option to purchase Happy common stock will be cancelled and converted into the right to receive the number of whole shares of the Company’s common stock, together with any cash in lieu of fractional shares, equal to the product of (i) the number of shares of Happy common stock subject to the option, multiplied by (ii) the excess, if any, of the Merger Consideration value over the exercise price of the option, less applicable tax withholdings, divided by (iii) the Company’s Average Closing Price (defined below). Similarly, each stock appreciation right of Happy outstanding at the Effective Time will be cancelled and converted into the right to receive a cash payment, without interest, equal to the product of (i) the number of shares of Happy common stock subject to the stock appreciation right, multiplied by (ii) the excess, if any, of the Merger Consideration value over the grant price of the stock appreciation right, less applicable tax withholdings. For purposes of these calculations, the Merger Consideration value will be determined using a volume-weighted average closing price of the Company’s common stock as reported on Nasdaq over the 20 consecutive trading day period ending on the third business day prior to the closing of the Merger (“the Company’s Average Closing Price”), multiplied by 2.17.

The Merger is expected to close during the first quarter of 2022, and is subject to the approval of the shareholders of the Company and Happy, regulatory approvals, and other conditions set forth in the Agreement.

As of September 30, 2021, Happy had approximately $6.44 billion in total assets, $3.55 billion in loans and $5.47 billion in customer deposits. Happy is conducting banking business from 63 locations across the Texas Panhandle, South Plains, Austin, Central Texas and the Dallas/Fort Worth Metroplex.

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

As of September 30, 2021, we had 160 branch locations.  There were 76 branches in Arkansas, 78 branches in Florida, five branches in Alabama and one branch in New York City.

Results of Operations

For the three and nine months ended September 30, 2021 and 2020

Our net income increased $5.7 million, or 8.2%, to $75.0 million for the three-month period ended September 30, 2021, from $69.3 million for the same period in 2020.  On a diluted earnings per share basis, our earnings were $0.46 per share for the three-month period ended September 30, 2021 compared to $0.42 per share for the three-month period ended September 30, 2020.  During the three-month period ended September 30, 2021, the Company did not record any provision for credit losses compared to a $14.0 million provision for credit losses three-month period ended September 30, 2020.  The $14.0 million of total credit loss expense for the three-month period ended September 30, 2020 was primarily due to the COVID-19 pandemic. The Company’s provisioning model is closely tied to unemployment rate projections which have continued to improve since the fourth quarter of 2020. The Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of September 30, 2021.  The Company also recorded a $61,000 adjustment for the increase in fair market value of marketable securities and $2.2 million of special dividend income from our equity investments as well as $1.0 million of merger and acquisition expense.

Our net income increased $113.0 million, or 85.2%, to $245.7 million for the nine-month period ended September 30, 2021, from $132.7 million for the same period in 2020.  On a diluted earnings per share basis, our earnings were $1.49 per share for the nine-month period ended September 30, 2021 and $0.80 per share for the nine-month period ended September 30, 2020.  During the nine-month period ended September 30, 2021, the Company recorded a $4.8 million negative provision for unfunded commitments compared to a $112.3 million provision for credit losses and a $17.0 million provision for unfunded commitments for a total credit loss expense of  $129.3 million for the nine-month period ended September 30, 2020.  The $4.8 million negative provision for the nine-month period ended September 30, 2021 was due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position. The $129.3 million of total credit loss expense for the nine-month period ended September 30, 2020 was primarily due to the COVID-19 pandemic, with $9.3 million for the acquisition of LH-Finance on February 29, 2020. The Company’s provisioning model is closely tied to unemployment rate projections which have continued to improve since the fourth quarter of 2020. The Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of September 30, 2021. The Company also recorded a $7.1 million adjustment for the increase in fair market value of marketable securities, $12.5 million of special dividend income from our equity investments, $5.1 million recovery on historic losses from loans charged-off prior to acquisition, $1.0 million of merger and acquisition expense and a $219,000 gain on investment securities.

     Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate of 25.74% .

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal reserve lowered the target rate two times in 2020. First, the target rate was lowered to 1.00% to 1.25% on March 3, 2020; second, the rate was lowered to 0.00% to 0.25% on March 15, 2020. The target rate remains at 0.00% to 0.25% as of September 30, 2021.

Our net interest margin decreased from 3.92% for the three-month period ended September 30, 2020 to 3.60% for the three-month period ended September 30, 2021. The yield on interest earning assets was 3.91% and 4.47% for the three months ended September 30, 2021 and 2020, respectively, as average interest earning assets increased from $14.98 billion to $16.11 billion. The increase in average earning assets is primarily the result of a $1.99 billion increase in average interest-bearing balances due from banks and a $862.1 million increase in average investment securities, partially offset by the $1.71 billion decrease in average loans receivable. Average PPP loan balances were $371.5 million for the three months ended September 30, 2021. These loans bear interest at 1.00% plus the accretion of the deferred origination fee. Including deferred fees, we recognized total interest income of $10.2 million on PPP loans for the three months ended September 30, 2021. The PPP loans were accretive to the net interest margin by 17 basis points for the three months ended September 30, 2021. This was primarily due to approximately $232.4 million of the Company’s PPP loans being forgiven during the third quarter of 2021 which included the acceleration of $8.2 million in deferred fees for the loans that were forgiven. The COVID-19 pandemic and the resulting governmental response have created a significant amount of excess liquidity in the market.  As a result, we had an increase of $1.99 billion in average interest-bearing cash balances for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.  This excess liquidity was dilutive to the net interest margin by 49 basis points. For the three months ended September 30, 2021 and 2020, we recognized $4.9 million and $7.0 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 5 basis points. We recognized $3.5 million in event interest income for the three months ended September 30, 2021 compared to no event income for the three months ended September 30, 2020. This increased the net interest margin by 8 basis points.

Our net interest margin decreased from 4.08% for the nine-month period ended September 30, 2020 to 3.74% for the nine-month period ended September 30, 2021.  The yield on interest earning assets was 4.08% and 4.79% for the nine months ended September 30, 2021 and 2020, respectively, as average interest earning assets increased from $14.36 billion to $15.71 billion. The increase in average earning assets is primarily the result of a $1.70 billion increase in average interest-bearing balances due from banks and a $637.1 million increase in average investment securities, partially offset by the $987.3 million decrease in average loans receivable. Average PPP loan balances were $525.9 million for the nine months ended September 30, 2021. These loans bear interest at 1.00% plus the accretion of the deferred origination fee. Including deferred fees, we recognized total interest income of $29.8 million on PPP loans for the nine months ended September 30, 2021. The PPP loans were accretive to the net interest margin by 13 basis points for the nine months ended September 30, 2021. This was primarily due to approximately $781.4 million of the Company’s PPP loans being forgiven during the first nine months of 2021 which included the acceleration of $19.9 million in deferred fees for the loans that were forgiven. The COVID-19 pandemic and the resulting governmental response have created a significant amount of excess liquidity in the market.  As a result, we had an increase of $1.70 billion in average interest-bearing cash balances for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.  This excess liquidity was dilutive to the net interest margin by 45 basis points. For the nine months ended September 30, 2021 and 2020, we recognized $16.2 million and $21.6 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 5 basis points. We recognized $5.5 million in event interest income for the nine months ended September 30, 2021 compared to $2.1 million in event income for the three months ended September 30, 2020. This increased the net interest margin by 3 basis points.

Net interest income on a fully taxable equivalent basis decreased $1.4 million, or 0.9%, to $146.4 million for the three-month period ended September 30, 2021, from $147.7 million for the same period in 2020.  This decrease in net interest income for the three-month period ended September 30, 2021 was the result of a $9.4 million decrease in interest income, which was partially offset by an $8.0 million decrease in interest expense, on a fully taxable equivalent basis. The $9.4 million decrease in interest income was primarily the result of a $23.8 million decrease in loan interest income due to a reduction in average loan balances of $1.71 billion which was partially offset by an $11.5 million increase in loan interest income due to higher yields for a net decrease in interest income of  $12.2 million. This reduction in income was partially offset by an increase in income on investment securities of $2.0 million and a $865,000 increase in income on interest-bearing balances due from banks. Overall, the change in composition of earning assets reduced interest income by $18.9 million while the change in asset yield (primarily from loan interest income) increase interest income by $9.5 million. The decrease in interest income also reflected a $2.1 million decrease in loan accretion income. The $8.0 million decrease in interest expense for the three-month period ended September 30, 2021 is primarily the result of interest-bearing liabilities repricing in a decreasing interest rate environment, which lowered interest expense by $6.4 million, as well as a $1.7 million decrease in interest expense resulting from a change in the composition of  average interest bearing liabilities. The decrease in interest expense was primarily driven by a $7.6 million decrease in interest expense on deposits and an $318,000 decrease in interest expense on FHLB borrowed funds.

Net interest income on a fully taxable equivalent basis increased $527,000, or 0.1%, to $439.3 million for the nine-month period ended September 30, 2021, from $438.8 million for the same period in 2020.  This increase in net interest income for the nine-month period ended September 30, 2021 was the result of a $35.6 million decrease in interest expense, which was partially offset by a $35.1 million decrease in interest income, on a fully taxable equivalent basis. The $35.1 million decrease in interest income was primarily the result of  higher levels of earning assets at lower yields. Although our interest earning assets increased, our average loan balances decreased by $987.3 million while average interest-bearing balances due from banks increased by $1.70 billion. The lower yield on earning assets resulted in a decrease in interest income of approximately $8.9 million, and the change in composition of earning assets at lower yields resulted in a decrease in interest income of approximately $26.2 million.  The lower yield was primarily driven by the decrease in income on loans of $36.9 million, which was partially offset by an increase in income on investment securities of $1.1 million and a $655,000 increase in income on interest-bearing balances due from banks. The decrease in interest income also reflected a $5.5 million decrease in loan accretion income.  The $35.6 million decrease in interest expense for the nine-month period ended September 30, 2021 is primarily the result of interest-bearing liabilities repricing in a decreasing interest rate environment, which lowered interest expense by $30.1 million, as well as a $5.5 million decrease in interest expense resulting from a change in the composition of  average interest bearing liabilities. The decrease in interest expense was primarily driven by a $32.7 million decrease in interest expense on deposits and an $1.9 million decrease in interest expense on FHLB borrowed funds.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2021 and 2020, as well as changes in fully taxable equivalent net interest margin for the three and nine months ended September 30, 2021 compared to the same period in 2020.

Table 2: Analysis of Net Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Interest income	$157,060	$166,633	$474,192	$510,406
Fully taxable equivalent adjustment	1,748	1,576	5,343	4,237
Interest income – fully taxable equivalent	158,808	168,209	479,535	514,643
Interest expense	12,449	20,495	40,241	75,876
Net interest income – fully taxable equivalent	$146,359	$147,714	439,294	438,767
Yield on earning assets – fully taxable equivalent	3.91%	4.47%	4.08%	4.79%
Cost of interest-bearing liabilities	0.46	0.76	0.50	0.97
Net interest spread – fully taxable equivalent	3.45	3.71	3.58	3.82
Net interest margin – fully taxable equivalent	3.60	3.92	3.74	4.08

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021 vs. 2020	2021 vs. 2020
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$(18,909)	$(26,219)
Increase (decrease) in interest income due to change in earning asset yields	9,508	(8,889)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	1,666	5,522
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	6,380	30,113
Increase (decrease) in net interest income	$(1,355)	$527

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and nine months ended September 30, 2021 and 2020, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2021			2020
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$2,914,785	$1,117	0.15%	$926,754	$252	0.11%
Federal funds sold	82	—	0.00	124	—	0.00
Investment securities – taxable	2,289,680	8,495	1.47	1,618,058	7,227	1.78
Investment securities – non-taxable	862,586	6,416	2.95	672,067	5,731	3.39
Loans receivable	10,043,393	142,780	5.64	11,758,143	154,999	5.24
Total interest-earning assets	16,110,526	158,808	3.91%	14,975,146	168,209	4.47%
Non-earning assets	1,584,700			1,619,349
Total assets	$17,695,226			$16,594,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$8,794,657	$3,613	0.16%	$7,937,412	$6,651	0.33%
Time deposits	1,063,500	2,029	0.76	1,745,279	6,549	1.49
Total interest-bearing deposits	9,858,157	5,642	0.23	9,682,691	13,200	0.54
Securities sold under agreement to repurchase	143,937	102	0.28	157,172	237	0.60
FHLB and other borrowed funds	400,000	1,917	1.90	464,799	2,235	1.91
Subordinated debentures	370,805	4,788	5.12	370,038	4,823	5.19
Total interest-bearing liabilities	10,772,899	12,449	0.46%	10,674,700	20,495	0.76%
Non-interest-bearing liabilities
Non-interest-bearing deposits	4,091,174			3,259,501
Other liabilities	120,200			146,502
Total liabilities	14,984,273			14,080,703
Stockholders’ equity	2,710,953			2,513,792
Total liabilities and stockholders’ equity	$17,695,226			$16,594,495
Net interest spread			3.45%			3.71%
Net interest income and margin		$146,359	3.60%		$147,714	3.92%

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$2,372,227	$2,234	0.13%	$671,231	$1,579	0.31%
Federal funds sold	83	—	0.00	1,775	21	1.58
Investment securities – taxable	1,947,799	21,933	1.51	1,665,900	25,696	2.06
Investment securities – non-taxable	858,440	19,610	3.05	503,253	14,712	3.90
Loans receivable	10,532,411	435,758	5.53	11,519,706	472,635	5.48
Total interest-earning assets	15,710,960	479,535	4.08%	14,361,865	514,643	4.79%
Non-earning assets	1,594,442			1,655,973
Total assets	$17,305,402			$16,017,838
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$8,607,728	$12,289	0.19%	$7,544,763	$30,272	0.54%
Time deposits	1,131,538	7,492	0.89	1,847,833	22,242	1.61
Total interest-bearing deposits	9,739,266	19,781	0.27	9,392,596	52,514	0.75
Federal funds purchased	—	—	0.00	2,080	13	0.83
Securities sold under agreement to repurchase	153,677	399	0.35	150,020	959	0.85
FHLB and other borrowed funds	400,000	5,688	1.90	579,805	7,589	1.75
Subordinated debentures	370,615	14,373	5.19	369,846	14,801	5.35
Total interest-bearing liabilities	10,663,558	40,241	0.50%	10,494,347	75,876	0.97%
Non-interest-bearing liabilities
Non-interest-bearing deposits	3,848,302			2,904,159
Other liabilities	127,656			134,281
Total liabilities	14,639,516			13,532,787
Stockholders’ equity	2,665,886			2,485,051
Total liabilities and stockholders’ equity	$17,305,402			$16,017,838
Net interest spread			3.58%			3.82%
Net interest income and margin		$439,294	3.74%		$438,767	4.08%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and nine months ended September 30, 2021 compared to the same period in 2020, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 5: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021 over 2020			2021 over 2020
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$727	$138	$865	$2,061	$(1,406)	$655
Federal funds sold	—	—	—	(10)	(11)	(21)
Investment securities – taxable	2,639	(1,371)	1,268	3,896	(7,659)	(3,763)
Investment securities – non-taxable	1,482	(797)	685	8,651	(3,753)	4,898
Loans receivable	(23,757)	11,538	(12,219)	(40,817)	3,940	(36,877)
Total interest income	(18,909)	9,508	(9,401)	(26,219)	(8,889)	(35,108)
Interest expense:
Interest-bearing transaction and savings deposits	654	(3,692)	(3,038)	3,772	(21,755)	(17,983)
Time deposits	(2,001)	(2,519)	(4,520)	(6,827)	(7,923)	(14,750)
Federal funds purchased	—	—	—	(7)	(6)	(13)
Securities sold under agreement to repurchase	(18)	(117)	(135)	22	(582)	(560)
FHLB borrowed funds	(311)	(7)	(318)	(2,513)	612	(1,901)
Subordinated debentures	10	(45)	(35)	31	(459)	(428)
Total interest expense	(1,666)	(6,380)	(8,046)	(5,522)	(30,113)	(35,635)
Increase (decrease) in net interest income	$(17,243)	$15,888	$(1,355)	$(20,697)	$21,224	$527

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

During the three-month period ended September 30, 2021, the Company did not record any credit loss expense compared to a $14.0 million provision for credit losses and no provision for credit losses on unfunded commitments for a total credit loss expense of $14.0 million for the three-month period ended September 30, 2020.  During the nine-month period ended September 30, 2021, the Company did not record a provision for credit losses but did record a $4.8 million negative provision for unfunded commitments for a total credit loss benefit of $4.8 million compared to a $112.3 million provision for credit losses and a $17.0 million provision for unfunded commitments for a total credit loss expense of $129.3 million for the nine-month period ended September 30, 2020.  The $4.8 negative provision for the nine-month period ended September 30, 2021 was due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position.  The $129.3 million of total credit loss expense for the nine-month period ended September 30, 2020 was primarily due to the COVID-19 pandemic, with $9.3 million for the acquisition of LH-Finance on February 29, 2020. The Company’s provisioning model is closely tied to unemployment rate projections which have continued to improve since the fourth quarter of 2020. The Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of September 30, 2021. Net charge-offs to average total loans was 0.07% for the three months ended September 30, 2021 compared to 0.14% for the three months ended September 30, 2020. Net charge-offs to average total loans was 0.09% for the nine months ended September 30, 2021 compared to 0.11% for the nine months ended September 30, 2020.

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

Non-Interest Income

Total non-interest income was $29.2 million and $105.6 million for the three and nine months ended September 30, 2021, compared to $30.0 million and $77.9 million for the same periods in 2020.  Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending income, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.

Table 6 measures the various components of our non-interest income for the three and nine months ended September 30, 2021 and 2020, respectively, as well as changes for the three and nine months ended September 30, 2021 compared to the same period in 2020.

Table 6: Non-Interest Income

	Three Months Ended				Nine Months Ended
	September 30,		2021 Change		September 30,		2021 Change
	2021	2020	from 2020		2021	2020	from 2020
	(Dollars in thousands)
Service charges on deposit accounts	$5,941	$4,910	$1,031	21.0%	$16,059	$15,837	$222	1.4%
Other service charges and fees	8,051	8,539	(488)	(5.7)	25,318	22,261	3,057	13.7
Trust fees	479	378	101	26.7	1,445	1,213	232	19.1
Mortgage lending income	5,948	10,177	(4,229)	(41.6)	20,317	18,994	1,323	7.0
Insurance commissions	586	271	315	116.2	1,556	1,482	74	5.0
Increase in cash value of life insurance	509	548	(39)	(7.1)	1,548	1,666	(118)	(7.1)
Dividends from FHLB, FRB, FNBB & other	2,661	3,433	(772)	(22.5)	13,916	11,505	2,411	21.0
Gain on sale of SBA loans	439	—	439	100.0	1,588	341	1,247	365.7
(Loss) gain on sale of branches, equipment and other assets, net	(34)	(27)	(7)	25.9	(86)	109	(195)	(178.9)
Gain on OREO, net	246	470	(224)	(47.7)	1,266	982	284	28.9
Gain on securities, net	—	—	—	0.0	219	—	219	100.0
Fair value adjustment for marketable securities	61	(1,350)	1,411	(104.5)	7,093	(6,249)	13,342	213.5
Other income	4,322	2,602	1,720	66.1	15,366	9,760	5,606	57.4
Total non-interest income	$29,209	$29,951	$(742)	(2.5)%	$105,605	$77,901	$27,704	35.6%

Non-interest income decreased $742,000, or 2.5%, to $29.2 million for three months ended September 30, 2021 from $30.0 million for the same period in 2020.  The primary factors that resulted in this decrease were mortgage lending income which decreased non-interest income by $4.2 million. Other factors were changes related to service charges on deposit accounts, dividends from FHLB, FRB, FNBB & other, fair value adjustment for marketable securities and other income.

Additional details for the three months ended September 30, 2021 on some of the more significant changes are as follows:

•	The $1.0 million increase in service charges on deposit accounts is primarily related to an increase in overdraft fees resulting from increased economic activity.
•	The $4.2 million decrease in mortgage lending income is primarily due to the decrease in volume of secondary market loans from the peak in 2020.
•	The $772,000 million decrease for dividends from FHLB, FRB, FNBB & other is primarily due to a decrease in special dividends from equity investments.
•	The $1.4 million increase in the fair value adjustment for marketable securities is due to an increase in the fair market values of marketable securities held by the Company.
•

The $1.7 million increase in other income is primarily due to a $1.3 million increase in loan recoveries and a $629,000 increase in investment brokerage fee income, partially offset by a $173,000 decrease in miscellaneous income and a $128,000 decrease in rent income from other real estate owned.

Non-interest income increased $27.7 million, or 35.6%, to $105.6 million for nine months ended September 30, 2021 from $77.9 million for the same period in 2020.  The primary factors that resulted in this increase were the impact of fair value adjustment for marketable securities which increased non-interest income by $13.3 million, the $5.6 million increase in other income and the $3.1 million increase in other service charges and fees. Other factors were changes related mortgage lending income, dividends from FHLB, FRB, FNBB & other and gain on sale of SBA loans.

Additional details for the nine months ended September 30, 2021 on some of the more significant changes are as follows:

•	The $3.1 million increase in other service charges and fees is primarily due to an increase in Centennial CFG property finance loan fees and Mastercard income.
•	The $1.3 million increase in mortgage lending income is primarily due to the increase in volume of secondary market loan sales driven by the current low interest rate environment.
•	The $2.4 million increase for dividends from FHLB, FRB, FNBB & other is primarily due to an increase in special dividends from equity investments.
•	The $1.2 million gain in SBA loans is primarily due to the increase of loan sales during 2021.
•	The $13.3 million increase in the fair value adjustment for marketable securities is due to an increase in the fair market values of marketable securities held by the Company.
•

The $5.6 million increase in other income is primarily due to a $4.4 million increase in loan recoveries and a $1.5 million increase in investment brokerage fee income, partially offset by a $317,000 decrease in gains on life insurance.

     Non-Interest Expense

Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 7 below sets forth a summary of non-interest expense for the three and nine months ended September 30, 2021 and 2020, as well as changes for the three and nine months ended September 30, 2021 compared to the same period in 2020.

Table 7: Non-Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		2021 Change		September 30,		2020 Change
	2021	2020	from 2020		2021	2020	from 2019
	(Dollars in thousands)
Salaries and employee benefits	$42,469	$41,511	$958	2.3%	$126,990	$120,928	$6,062	5.0%
Occupancy and equipment	9,305	9,566	(261)	(2.7)	27,584	28,611	(1,027)	(3.6)
Data processing expense	6,024	4,921	1,103	22.4	17,787	13,861	3,926	28.3
Merger and acquisition expense	1,006	—	1,006	100.0	1,006	711	295	41.5
Other operating expenses:
Advertising	1,204	902	302	33.5	3,444	2,923	521	17.8
Amortization of intangibles	1,421	1,420	1	0.1	4,262	4,423	(161)	(3.6)
Electronic banking expense	2,521	2,426	95	3.9	7,375	6,195	1,180	19.0
Directors’ fees	395	429	(34)	(7.9)	1,192	1,265	(73)	(5.8)
Due from bank service charges	265	259	6	2.3	787	721	66	9.2
FDIC and state assessment	1,648	1,607	41	2.6	4,119	5,001	(882)	(17.6)
Insurance	749	766	(17)	(2.2)	2,317	2,223	94	4.2
Legal and accounting	1,050	1,235	(185)	(15.0)	2,954	3,432	(478)	(13.9)
Other professional fees	1,787	1,661	126	7.6	5,196	6,622	(1,426)	(21.5)
Operating supplies	474	460	14	3.0	1,426	1,548	(122)	(7.9)
Postage	301	328	(27)	(8.2)	931	968	(37)	(3.8)
Telephone	371	321	50	15.6	1,082	955	127	13.3
Other expense	4,629	3,900	729	18.7	13,015	12,757	258	2.0
Total non-interest expense	$75,619	$71,712	$3,907	5.4%	$221,467	$213,144	$8,323	3.9%

Non-interest expense increased $3.9 million, or 5.4%, to $75.6 million for the three months ended September 30, 2021 from $71.7 million for the same period in 2020.  The primary factors that resulted in this increase were the changes related to data processing expense and merger and acquisition expense. Other factors were changes related to salary and employee benefits.

Additional details for the three months ended September 30, 2021 on some of the more significant changes are as follows:

•	The $958,000 increase in salaries and employee benefits expense is primarily due to increased salary expenses related to the normal increased cost of doing business.
•

The $1.1 million increase in data processing expense is primarily related to an increase in software, licensing, core processing expenses, telecommunication services, internet banking and cash management expenses and bill pay expenses.

•	The $1.0 million increase in merger and acquisition expense is related to costs associated with the anticipated acquisition of Happy Bancshares, Inc.

Non-interest expense increased $8.3 million, or 3.9%, to $221.5 million for the nine months ended September 30, 2021 from $213.1 million for the same period in 2020.  The primary factors that resulted in this increase were the changes related to salaries and employee benefits and data processing expense. Other factors were changes related to occupancy and equipment expenses, advertising expenses, electronic banking expense, FDIC and state assessment fees and other professional fees

Additional details for the nine months ended September 30, 2021 on some of the more significant changes are as follows:

•

The $6.1 million increase in salaries and employee benefits expense is primarily due to increased salary expenses related to the normal increased cost of doing business and an increase in salary expense incentives and bonuses.

•

The $1.0 million decrease in occupancy and equipment expense is primarily related to a decrease in depreciation - building and improvements. During the second quarter of 2020, the  Company made the strategic decision to demolish and rebuild the Marathon, Florida branch office at its existing location. This increased depreciation expense during the second quarter of 2020 as the building was written off. This decrease was offset by an increase in equipment maintenance contracts.

•

The $3.9 million increase in data processing expense is primarily related to an increase in software, licensing, core processing expenses, telecommunication services, internet banking and cash management expenses and bill pay expenses.

•	The $521,000 increase in advertising expense is due primarily to an increase in advertising campaigns during the current year.
•	The $1.2 million increase in electronic banking expenses is primarily to an increase in fees charged for network expenses and debit card processing fees.
•

The $882,000 decrease in FDIC and state assessment expense is primarily due to an improvement in the FDIC assessment rate resulting from the most recent safety and soundness exam. In addition, the State of Arkansas announced a 25% reduction in assessments for January 1, 2021 through June 30, 2021.

•	The $1.4 million decrease in other professional fees is primarily due to a reduction in outsourced special projects and professional fees for the Bank.

Income Taxes

Income tax expense increased $2.2 million, or 10.2%, to $23.2 million for the three-month period ended September 30, 2021, from $21.1 million for the same period in 2020. Income tax expense increased $39.8 million, or 106.5%, to $77.2 million for the nine-month period ended September 30, 2021, from $37.4 million for the same period in 2020. The effective income tax rate was 23.63% and 23.91% for the three and nine-month period ended September 30, 2021, compared to 23.30% and 21.98% for the same periods in 2020.

Financial Condition as of and for the Period Ended September 30, 2021 and December 31, 2020

Our total assets as of September 30, 2021 increased $1.37 billion to $17.77 billion from the $16.40 billion reported as of December 31, 2020.  Cash and cash equivalents increased $2.02 billion, or 159.6%, for the nine months ended September 30, 2021. The increase in cash and cash equivalents is due to loan paydowns as well as the significant amount of excess liquidity in the market as a continued result of the COVID-19 pandemic and the accompanying governmental response. Our loan portfolio balance decreased to $9.90 billion as of September 30, 2021 from $11.22 billion at December 31, 2020 due to organic loan decline of $885.9 million and $781.4 million of the Company’s PPP loans being forgiven during the first nine months of 2021, which was partially offset by $347.7 million in new PPP loan originations during 2021. Total deposits increased $1.28 billion to $14.00 billion as of September 30, 2021 from $12.73 billion as of December 31, 2020, which was due to customers holding higher deposit balances in response to the COVID-19 pandemic as well as the accompanying governmental response to the pandemic.  Stockholders’ equity increased $130.3 million to $2.74 billion as of September 30, 2021, compared to $2.61 billion as of December 31, 2020.  The $130.3 million increase in stockholders’ equity is primarily associated with the $245.7 million in net income for the nine months ended September 30, 2021, which was partially offset by the $18.1 million in other comprehensive loss for the nine months ended September 30, 2021, $69.2 million of shareholder dividends paid and stock repurchases of $37.0 million in 2021.

Loan Portfolio

Loans Receivable

Our loan portfolio averaged $10.04 billion and $11.76 billion during the three months ended September 30, 2021 and 2020, respectively. Our loan portfolio averaged $10.53 billion and $11.52 billion during the nine months ended September 30, 2021 and 2020, respectively. Loans receivable were $9.90 billion and $11.22 billion as of September 30, 2021 and December 31, 2020, respectively.

The CARES Act was passed by Congress and signed into law on March 27, 2020. The CARES Act includes an allocation for loans to be issued by financial institutions through the SBA. This program is known as the PPP. PPP loans are forgivable, in whole or in part, so long as employee and compensation levels of the borrower are maintained, and the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1.00% to 5.00%, based on the size of the loan. The PPP/HCEA Act was enacted on April 24, 2020. The PPP/HCEA Act authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA. The CAA was signed into law on December 27, 2020. The CAA also authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA with a term of 5 years.  As of September 30, 2021, the Company had $241.5 million of PPP loans. This balance consists of $230.5 million in commercial and industrial loans and $11.0 million in other loans. From December 31, 2020 to September 30, 2021, the Company experienced a decline of approximately $1.32 billion in loans.  The decrease in the loan portfolio is primarily due to $885.9 million in organic loan decline as well as $433.7 million in PPP loan decline. The $885.9 million in organic loan decline included $99.6 million in loan growth for Centennial CFG, while the remaining footprint experienced $985.5 million in loan decline during the first nine months of 2021. The $433.7 million in PPP loan decline was the result of $781.4 million of PPP loans being forgiven during the first nine months of 2021, partially offset by $347.7 million in new PPP loans during the first nine months of 2021.

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property.  Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York.  Loans receivable were approximately $3.21 billion, $3.99 billion, $228.3 million, $837.0 million and $1.64 billion as of September 30, 2021 in Arkansas, Florida, Alabama, SPF and Centennial CFG, respectively.

As of September 30, 2021, we had approximately $402.7 million of construction land development loans which were collateralized by land.  This consisted of approximately $34.7 million for raw land and approximately $368.0 million for land with commercial and or residential lots.

Table 8 presents our loans receivable balances by category as of September 30, 2021 and December 31, 2020.

Table 8: Loans Receivable

	As of	As of
	September 30, 2021	December 31, 2020
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$4,005,841	$4,429,060
Construction/land development	1,742,687	1,562,298
Agricultural	138,881	114,431
Residential real estate loans:
Residential 1-4 family	1,273,988	1,536,257
Multifamily residential	274,131	536,538
Total real estate	7,435,528	8,178,584
Consumer	814,732	864,690
Commercial and industrial	1,414,079	1,896,442
Agricultural	68,272	66,869
Other	168,489	214,136
Total loans receivable	$9,901,100	$11,220,721

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

As of September 30, 2021, commercial real estate loans totaled $5.89 billion, or 59.5% of loans receivable, as compared to $6.11 billion, or 54.4% of loans receivable, as of December 31, 2020.  Commercial real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $2.01 billion, $2.50 billion, $111.6 million, zero and $1.26 billion at September 30, 2021, respectively.

Residential Real Estate Loans.  We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas.  Approximately 36.2% and 51.7% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of September 30, 2021, with the remaining 12.1% relating to condos and mobile homes.  Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of September 30, 2021, residential real estate loans totaled $1.55 billion, or 15.6% of loans receivable, compared to $2.07 billion, or 18.5% of loans receivable, as of December 31, 2020.  Residential real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $516.3 million, $910.8 million, $62.4 million, zero and $58.6 million at September 30, 2021, respectively.

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

As of September 30, 2021, consumer loans totaled $814.7 million, or 8.2% of loans receivable, compared to $864.7 million, or 7.7% of loans receivable, as of December 31, 2020.  Consumer loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $25.2 million, $8.3 million, $835,000, $780.4 million and zero at September 30, 2021, respectively.

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

As of September 30, 2021, commercial and industrial loans totaled $1.41 billion, or 14.2% of loans receivable, compared to $1.90 billion, or 16.9% of loans receivable, as of December 31, 2020.  Commercial and industrial loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $506.7 million, $497.2 million, $39.7 million, $56.6 million and $313.9 million at September 30, 2021, respectively.

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

Table 9 sets forth information with respect to our non-performing assets as of September 30, 2021 and December 31, 2020.  As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 9: Non-performing Assets

	As of	As of
	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Non-accrual loans	$47,604	$64,528
Loans past due 90 days or more (principal or interest payments)	3,311	9,610
Total non-performing loans	50,915	74,138
Other non-performing assets
Foreclosed assets held for sale, net	1,171	4,420
Total non-performing assets	$52,086	$78,558
Allowance for credit losses to non-performing loans	468.77%	331.10%
Non-performing loans to total loans	0.51	0.66
Non-performing assets to total assets	0.29	0.48

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

Total non-performing loans were $50.9 million and $74.1 million as of September 30, 2021 and December 31, 2020, respectively.  Non-performing loans at September 30, 2021 were $15.5 million, $25.2 million, $523,000, $1.9 million and $7.8 million in the Arkansas, Florida, Alabama, SPF and Centennial CFG markets, respectively.

The $7.8 million balance of non-accrual loans for our Centennial CFG market consists of two loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program.  The decision to place these loans on non-accrual status was made by the Federal Reserve and not the Company. The loans that make up the total balance is still current on both principal and interest.  However, all interest payments are currently being applied to the principal balance.  Because the Federal Reserve required us to place these loans on non-accrual status, we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve.

As of September 30, 2021, the Company remains optimistic that the markets in which it operates will experience continued economic recovery as long as unemployment rates continue to decline, more COVID-19 vaccinations are administered, and communities continue to reopen for business activity.  Uncertainty remains about the duration of the pandemic as well as the timing and extent of the economic recovery. The Company determined that an additional provision for credit losses on loans was not necessary as the current level of the allowance for credit losses was considered adequate as of September 30, 2021. During the nine-month period ended September 30, 2021, the Company recorded a negative provision for unfunded commitments of $4.8 million. This was  primarily due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position. The $129.3 million of total credit loss expense for the nine-month period ended September 30, 2020 was primarily due to the COVID-19 pandemic, with $9.3 million for the acquisition of LH-Finance on February 29, 2020. The Company’s provisioning model is closely tied to unemployment rate projections which have continued to improve since the fourth quarter of 2020.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.  In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months.  For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan.  Only non-performing restructured loans are included in our non-performing loans.  As of September 30, 2021, we had $5.6 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $3.9 million and our Arkansas market contains $1.7 million of these restructured loans.

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

Section 4013 of the CARES Act enacted in March 2020 provides financial institutions optional temporary relief from the TDR classification requirements for certain COVID-19 related loan modifications. Specifically, financial institutions may elect to suspend TDR classification for certain loan modifications related to COVID-19 made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after termination of the President’s national emergency declaration for COVID-19. On December 28, 2020, an extension of section 4013 of the CARES Act, provided institutions with an extension of the temporary option to not apply ASC Subtopic 310-40 until January 1, 2022. Further, financial institutions do not need to determine impairment associated with certain loan concessions that would otherwise have been required for TDRs (e.g., interest rate concessions, payment deferrals, or loan extensions). On April 7, 2020, the Federal Reserve Board and the other federal bank regulatory agencies issued an interagency statement clarifying the relationship between the Section 4013 of the CARES Act and previous guidance issued by the agencies on March 22, 2020. This interagency statement encourages financial institutions to work prudently with borrowers who are or may be unable to meet their payment obligations because of COVID-19 and states that the agencies view loan modification programs as positive actions that can mitigate adverse effects on borrowers due to COVID-19. The Company relied on Section 4013 of the CARES Act in accounting for loan modifications as of September 30, 2021.  As of September 30, 2021, our loan deferrals decreased to $228.2 million on 38 loans, as of September 30, 2021, from the December 31, 2020 balance of $330.7 million on 56 loans.  All of the customers currently on deferment totaling $228.2 million chose principal deferment only and now have returned to paying interest monthly.

The majority of the Bank’s loan modifications relates to commercial lending and involves reducing the interest rate, changing from a principal and interest payment to interest-only, lengthening the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At September 30, 2021 and December 31, 2020, the amount of TDRs was $6.7 million and $12.3 million, respectively. As of September 30, 2021 and December 31, 2020, 82.9% and 87.1%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $1.2 million as of September 30, 2021, compared to $4.4 million as of December 31, 2020 for a decrease of $3.2 million. The foreclosed assets held for sale as of September 30, 2021 are comprised of $563,000 of assets located in Arkansas, $608,000 located in Florida, and zero from Alabama, SPF and Centennial CFG.

Table 10 shows the summary of foreclosed assets held for sale as of September 30, 2021 and December 31, 2020.

Table 10: Foreclosed Assets Held For Sale

	As of	As of
	September 30, 2021	December 31, 2020
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$261	$438
Construction/land development	835	3,189
Residential real estate loans
Residential 1-4 family	75	793
Total foreclosed assets held for sale	$1,171	$4,420

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of September 30, 2021 and December 31, 2020, impaired loans were $300.1 million and $112.7 million, respectively.  The amortized cost balance for loans with a specific allocation increased from $39.5 million to $290.3 million, and the specific allocation for impaired loans increased by approximately $42.8 million for the period ended September 30, 2021 compared to the period ended December 31, 2020. The increase in collateral-dependent impaired loans was primarily due to the Company changing the valuation method for lodging and assisted living loans to a market price valuation methodology. This involved assigning a 15% discount of par for these impaired loans. The 15% figure was derived based on knowledge of current hotel and assisted living offerings in the loan sale market. In the event of default, liquidation would be achieved through a loan sale. The Company is continuing to monitor these impaired loans and will adjust the discount as necessary. As of September 30, 2021, our Arkansas, Florida, Alabama, SPF and Centennial CFG markets accounted for approximately $180.3 million, $109.7 million, $523,000, $1.9 million and $7.8 million of the impaired loans, respectively.

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination.  PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. As a result of the acquisition of LH-Finance in 2020, the Company held approximately $454,000 and $760,000 in PCD loans, as of September 30, 2021 and  December 31, 2020, respectively.

Past Due and Non-Accrual Loans

Table 11 shows the summary of non-accrual loans as of September 30, 2021 and December 31, 2020:

Table 11: Total Non-Accrual Loans

	As of	As of
	September 30, 2021	December 31, 2020
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,819	$20,947
Construction/land development	1,870	1,381
Agricultural	743	879
Residential real estate loans
Residential 1-4 family	17,495	19,334
Multifamily residential	161	173
Total real estate	29,088	42,714
Consumer	1,921	3,506
Commercial and industrial	15,989	17,251
Agricultural	352	1,057
Other	254	—
Total non-accrual loans	$47,604	$64,528

If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $662,000 and $944,000, respectively, would have been recorded for the three-month periods ended September 30, 2021 and 2020. If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $2.0 million and $2.8 million, respectively, would have been recorded for the nine-month periods ended September 30, 2021 and 2020. The interest income recognized on non-accrual loans for the three and nine months ended September 30, 2021 and 2020 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of September 30, 2021 and December 31, 2020:

Table 12: Loans Accruing Past Due 90 Days or More

	As of	As of
	September 30, 2021	December 31, 2020
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,413	$6,088
Construction/land development	—	1,296
Residential real estate loans
Residential 1-4 family	855	1,821
Total real estate	3,268	9,205
Consumer	2	174
Commercial and industrial	41	231
Total loans accruing past due 90 days or more	$3,311	$9,610

Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.51% and 0.66% at September 30, 2021 and December 31, 2020, respectively.

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

The Company had $300.1 million and $112.7 million in collateral-dependent impaired loans for the periods ended September 30, 2021 and December 31, 2020, respectively. The increase in collateral-dependent impaired loans was due to the Company changing the valuation method for lodging and assisted living loans to a market price valuation methodology. This involved assigning a 15% discount of par for these impaired loans. The 15% figure was derived based on knowledge of current hotel and assisted living offerings in the loan sale market. In the event of default, liquidation would be achieved through a loan sale. The Company is continuing to monitor these impaired loans and will adjust the discount as necessary.

Loans Collectively Evaluated for Impairment.  Loans receivable collectively evaluated for impairment decreased by approximately $1.12 billion from $10.76 billion at December 31, 2020 to $9.64 billion at September 30, 2021. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment was 1.99% and 2.18% at September 30, 2021 and December 31, 2020, respectively.

Charge-offs and Recoveries.  Total charge-offs increased to $2.5 million for the three months ended September 30, 2021, compared to $4.6 million for the same period in 2020. Total charge-offs decreased to $8.5 million for the nine months ended September 30, 2021, compared to $11.4 million for the same period in 2020. Total recoveries increased to $691,000 for the three months ended September 30, 2021, compared to $483,000 for the same period in 2020. Total recoveries were $1.7 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, net charge-offs were $334,000 for Arkansas, $1.5 million for Florida, $5,000 for Alabama, $5,000 for SPF and zero for Centennial CFG. These equal a net charge-off position of $1.8 million. For the nine months ended September 30, 2021, net charge-offs were $1.7 million for Arkansas, $5.0 million for Florida, $8,000 for Alabama, $99,000 for SPF and zero for Centennial CFG. These equal a net charge-off position of $6.8 million.

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

Table 13 shows the allowance for credit losses, charge-offs and recoveries as of and for the three and nine months ended September 30, 2021 and 2020.

Table 13: Analysis of Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Balance, beginning of period	$240,451	$238,340	$245,473	$102,122
Impact of adopting ASC 326	—	—	—	43,988
Allowance for credit losses on acquired loans	—	—	—	357
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	9	994	604	3,003
Construction/land development	—	—	—	443
Agricultural	—	—	42	—
Residential real estate loans:
Residential 1-4 family	220	93	543	450
Total real estate	229	1,087	1,189	3,896
Consumer	21	133	143	161
Commercial and industrial	1,682	3,057	5,892	6,207
Other	537	322	1,315	1,182
Total loans charged off	2,469	4,599	8,539	11,446
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	44	129	112	614
Construction/land development	8	79	47	94
Residential real estate loans:
Residential 1-4 family	388	59	554	296
Multifamily residential	—	9	—	9
Total real estate	440	276	713	1,013
Consumer	19	24	51	77
Commercial and industrial	80	36	382	142
Other	152	147	593	549
Total recoveries	691	483	1,739	1,781
Net loans charged off (recovered)	1,778	4,116	6,800	9,665
Provision for credit losses	—	14,000	—	111,422
Balance, September 30	$238,673	$248,224	$238,673	$248,224
Net charge-offs (recoveries) to average loans receivable	0.07%	0.14%	0.09%	0.11%
Allowance for credit losses to total loans	2.41	2.12	2.41	2.12
Allowance for credit losses to net charge-offs (recoveries)	3,384	1,516	2,625	1,923

Table 14 presents the allocation of allowance for credit losses as of September 30, 2021 and December 31, 2020.

Table 14: Allocation of Allowance for Credit Losses

	As of September 30, 2021		As of December 31, 2020
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$88,199	40.5%	$87,043	39.5%
Construction/land development	25,983	17.6	32,861	13.9
Agricultural	299	1.4	1,410	1.0
Residential real estate loans:
Residential 1-4 family	47,635	12.9	47,754	13.7
Multifamily residential	3,268	2.8	5,462	4.8
Total real estate	165,384	75.2	174,530	72.9
Consumer	17,389	8.2	21,905	7.7
Commercial and industrial	52,401	14.2	46,061	16.9
Agricultural	201	0.7	469	0.6
Other	3,298	1.7	2,508	1.9
Total allowance for credit losses	$238,673	100.0%	$245,473	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue.  Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity.  Fair values of securities are based on quoted market prices where available.  If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.  The estimated effective duration of our securities portfolio was 3.5 years as of September 30, 2021.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale.  Available-for-sale securities were $3.15 billion and $2.47 billion as September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, $1.61 billion, or 51.0%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $1.18 billion, or 47.6%, of our available-for-sale securities as of December 31, 2020.  To reduce our income tax burden, $991.1 million, or 31.5%, of our available-for-sale securities portfolio as of September 30, 2021, were primarily invested in tax-exempt obligations of state and political subdivisions, compared to $927.9 million, or 37.5%, of our available-for-sale securities as of December 31, 2020. We had $440.2 million, or 14.0%, invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2021, compared to $327.0 million, or 13.2%, of our available-for-sale securities as of December 31, 2020. Also, we had approximately $110.0 million, or 3.5%, invested in other securities as of September 30, 2021, compared to $41.0 million, or 1.7% of our available-for-sale securities as of December 31, 2020.

The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2021, the Company determined that the allowance for credit losses of $842,000, resulting from economic uncertainties related to the COVID-19 pandemic, was adequate for the investment portfolio. No additional provision for credit losses was considered necessary for the portfolio.

See Note 3 “Investment Securities” in the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.

Deposits

Our deposits averaged $13.95 billion and $13.59 billion for the three and nine months ended September 30, 2021, respectively.  Total deposits were $14.00 billion as of September 30, 2021, and $12.73 billion as of December 31, 2020.  Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers.  Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit.  Deposits are gathered from individuals, partnerships and corporations in our market areas.  In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 15 reflects the classification of the brokered deposits as of September 30, 2021 and December 31, 2020.

Table 15: Brokered Deposits

	September 30, 2021	December 31, 2020
	(In thousands)
Time Deposits	$—	$10,000
Insured Cash Sweep and Other Transaction Accounts	625,690	625,681
Total Brokered Deposits	$625,690	$635,681

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal reserve lowered the target rate two times in 2020. First, the target rate was lowered to 1.00% to 1.25% on March 3, 2020; second, the rate was lowered to 0.00% to 0.25% on March 15, 2020. The target rate is currently at 0.00% to 0.25% as of September 30, 2021, which remains unchanged from the target rate as of September 30, 2020.

Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and nine months ended September 30, 2021 and 2020.

Table 16: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2021		2020
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$4,091,174	—%	$3,259,501	—%
Interest-bearing transaction accounts	7,895,663	0.18	7,197,123	0.36
Savings deposits	898,994	0.06	740,289	0.09
Time deposits:
$100,000 or more	708,524	0.94	1,340,508	1.66
Other time deposits	354,976	0.40	404,771	0.94
Total	$13,949,331	0.16%	$12,942,192	0.41%

	Nine Months Ended September 30,
	2021		2020
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$3,848,302	—%	$2,904,159	—%
Interest-bearing transaction accounts	7,754,622	0.21	6,852,251	0.58
Savings deposits	853,106	0.06	692,512	0.14
Time deposits:
$100,000 or more	767,594	1.06	1,430,542	1.76
Other time deposits	363,944	0.51	417,291	1.10
Total	$13,587,568	0.19%	$12,296,755	0.57%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced.  Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $27.9 million, or 16.5%, from $168.9 million as of December 31, 2020 to $141.0 million as of September 30, 2021.

FHLB and Other Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $400.0 million at September 30, 2021 and December 31, 2020. The Company had no other borrowed funds as of September 30, 2021 or December 31, 2020. At September 30, 2021, and December 31, 2020 all of the outstanding balances were classified as long-term advances.  Our remaining FHLB borrowing capacity was $2.69 billion and $3.32 billion as of September 30, 2021 and December 31, 2020, respectively. The FHLB advances mature in 2033 with fixed interest rates ranging from 1.76% to 2.26%.  Expected maturities could differ from contractual maturities because FHLB may have the right to call or the Company may have the right to prepay certain obligations.

    Subordinated Debentures

Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $370.9 million and $370.3 million as of September 30, 2021 and December 31, 2020, respectively.

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

Stockholders’ Equity

Stockholders’ equity was $2.74 billion at September 30, 2021 compared to $2.61 billion at December 31, 2020. The $130.3 million increase in stockholders’ equity is primarily associated with the $245.7 million in net income for the nine months ended September 30, 2021, which was partially offset by the $18.1 million in other comprehensive loss for the nine months ended September 30, 2021, the $69.2 million of shareholder dividends paid and stock repurchases of $37.0 million in 2021.   The annualized increase in stockholders’ equity for the first nine months of 2021 was 6.7%. As of September 30, 2021 and December 31, 2020, our equity to asset ratio was 15.40% and 15.89%, respectively. Book value per share was $16.68 as of September 30, 2021, compared to $15.78 as of December 31, 2020, a 7.6% annualized increase.

Common Stock Cash Dividends.  We declared cash dividends on our common stock of $0.14 per share and $0.13 per share for the three months ended September 30, 2021 and 2020, respectively.  The common stock dividend payout ratio for the three months ended September 30, 2021 and 2020 was 30.6% and 31.0%, respectively. The common stock dividend payout ratio for the nine months ended September 30, 2021 and 2020 was 28.2% and 48.7%, respectively. On October 22, 2021, the Board of Directors declared a regular $0.14 per share quarterly cash dividend payable December 8, 2021, to shareholders of record November 17, 2021.

Stock Repurchase Program.  On January 22, 2021, the Company’s Board of Directors authorized the repurchase of up to an additional 20,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the amount of authorized shares available to repurchase to 23,843,665 shares. We repurchased a total of 1,441,500 shares with a weighted-average stock price of $25.64 per share during the first nine months of 2021.  The remaining balance available for repurchase was 22,402,165 shares at September 30, 2021.

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

Basel III permanently grandfathers trust preferred securities and other non-qualifying capital instruments that were issued and outstanding as of May 19, 2010 in the Tier 1 capital of bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. The rule phases out of Tier 1 capital these non-qualifying capital instruments issued before May 19, 2010 by all other bank holding companies. Because our total consolidated assets were less than $15 billion as of December 31, 2009, our outstanding trust preferred securities continue to be treated as Tier 1 capital.  However, now that the Company has exceeded $15 billion in assets, the Tier 1 treatment of the Company’s outstanding trust preferred securities will be phased out upon completion of the acquisition of Happy Bancshares, but these securities will still be treated as Tier 2 capital.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2021 and December 31, 2020, we met all regulatory capital adequacy requirements to which we were subject.

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

Table 17 presents our risk-based capital ratios on a consolidated basis as of September 30, 2021 and December 31, 2020.

Table 17: Risk-Based Capital

	As of September 30, 2021	As of December 31, 2020
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$2,736,062	$2,605,758
ASC 326 transitional period adjustment	55,633	57,333
Goodwill and core deposit intangibles, net	(999,026)	(1,003,288)
Unrealized gain on available-for-sale securities	(26,003)	(44,120)
Total common equity Tier 1 capital	1,766,666	1,615,683
Qualifying trust preferred securities	71,234	71,127
Total Tier 1 capital	1,837,900	1,686,810
Tier 2 capital
Allowance for credit losses	238,673	245,473
ASC 326 transitional period adjustment	(55,633)	(57,333)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(36,687)	(36,911)
Qualifying allowance for credit losses	146,353	151,229
Qualifying subordinated notes	299,666	299,199
Total Tier 2 capital	446,019	450,428
Total risk-based capital	$2,283,919	$2,137,238
Average total assets for leverage ratio	$16,715,705	$15,547,111
Risk weighted assets	$11,682,394	$12,039,156
Ratios at end of period
Common equity Tier 1 capital	15.12%	13.42%
Leverage ratio	11.00	10.85
Tier 1 risk-based capital	15.73	14.01
Total risk-based capital	19.55	17.75
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

In Table 18 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 18: Earnings, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$74,992	$69,320	$245,664	$132,654
Adjustments:
Outsourced special project	—	—	—	1,092
Merger and acquisition expense	1,006	—	1,006	711
Fair value adjustment for marketable securities	(61)	1,350	(7,093)	6,249
Special dividend from equity investments	(2,227)	(3,181)	(12,500)	(10,185)
Branch write-off expense	—	—	—	981
Gain on securities	—	—	(219)	—
Recoveries on historic losses	—	—	(5,107)	—
Total adjustments	(1,282)	(1,831)	(23,913)	(1,152)
Tax-effect of adjustments	(587)	(479)	(6,412)	(301)
Total adjustments after-tax (B)	(695)	(1,352)	(17,501)	(851)
Earnings, as adjusted (C)	$74,297	$67,968	$228,163	$131,803
Average diluted shares outstanding (D)	164,603	165,200	165,050	165,458
GAAP diluted earnings per share: A/D	$0.46	$0.42	$1.49	$0.80
Adjustments after-tax B/D	(0.01)	(0.01)	(0.11)	—
Diluted earnings per common share, as adjusted: C/D	$0.45	$0.41	$1.38	$0.80

We had $999.5 million, $1.00 billion, and $1.01 billion total goodwill, core deposit intangibles and other intangible assets as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity, return on average tangible equity excluding intangible amortization, and tangible equity to tangible assets are useful in evaluating our company. Management also believes return on average assets, as adjusted, return on average equity, as adjusted, and return on average tangible equity, as adjusted, are meaningful non-GAAP financial measures, as they exclude items such as certain non-interest income and expenses that management believes are not indicative of our primary business operating results. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 19 through 22, respectively.

Table 19: Tangible Book Value Per Share

	As of September 30, 2021	As of December 31, 2020
	(In thousands, except per share data)
Book value per share: A/B	$16.68	$15.78
Tangible book value per share: (A-C-D)/B	10.59	9.70
(A) Total equity	$2,736,062	$2,605,758
(B) Shares outstanding	164,008	165,095
(C) Goodwill	973,025	973,025
(D) Core deposit and other intangibles	26,466	30,728

Table 20: Return on Average Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Return on average assets: A/D	1.68%	1.66%	1.90%	1.11%
Return on average assets excluding intangible amortization: B/(D-E)	1.81	1.80	2.04	1.21
Return on average assets excluding fair value adjustment for marketable securities, special dividend from equity investments, gain on securities, recoveries on historic losses, outsourced special project expense, merger expenses and branch write-off expense: (ROA, as adjusted): (A+C)/D	1.67	1.63	1.76	1.10
(A) Net income	$74,992	$69,320	$245,664	$132,654
Intangible amortization after-tax	1,055	1,049	3,164	3,268
(B) Earnings excluding intangible amortization	$76,047	$70,369	$248,828	$135,922
(C) Adjustments after-tax	$(695)	$(1,352)	$(17,501)	$(851)
(D) Average assets	17,695,226	16,594,495	17,305,402	16,017,838
(E) Average goodwill, core deposits and other intangible assets	1,000,175	1,005,864	1,001,585	1,004,065

Table 21: Return on Average Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Return on average equity: A/D	10.97%	10.97%	12.32%	7.13%
Return on average common equity excluding fair value adjustment for marketable securities, special dividend from equity investments, gain on securities, recoveries on historic losses, outsourced special project expense, merger expenses and branch write-off expense: (ROE, as adjusted) ((A+C)/D)	10.87	10.76	11.44	7.08
Return on average tangible common equity: (A/(D-E))	17.39	18.29	19.74	11.96
Return on average tangible equity excluding intangible amortization: B/(D-E)	17.64	18.56	19.99	12.26
Return on average tangible common equity excluding fair value adjustment for marketable securities, special dividend from equity investments, gain on securities, recoveries on historic losses, outsourced special project expense, merger expenses and branch write-off expense: (ROTCE, as adjusted) ((A+C)/(D-E))	17.23	17.93	18.33	11.89
(A) Net income	$74,992	$69,320	$245,664	$132,654
(B) Earnings excluding intangible amortization	76,047	70,369	248,828	135,922
(C) Adjustments after-tax	(695)	(1,352)	(17,501)	(851)
(D) Average equity	2,710,953	2,513,792	2,665,886	2,485,051
(E) Average goodwill, core deposits and other intangible assets	1,000,175	1,005,864	1,001,585	1,004,065

Table 22: Tangible Equity to Tangible Assets

	As of June 30, 2021	As of December 31, 2020
	(Dollars in thousands)
Equity to assets: B/A	15.40%	15.89%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	10.36	10.41
(A) Total assets	$17,765,056	$16,398,804
(B) Total equity	2,736,062	2,605,758
(C) Goodwill	973,025	973,025
(D) Core deposit and other intangibles	26,466	30,728

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

Table 23: Efficiency Ratio, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net interest income (A)	$144,611	$146,138	$433,951	$434,530
Non-interest income (B)	29,209	29,951	105,605	77,901
Non-interest expense (C)	75,619	71,712	221,467	213,144
FTE Adjustment (D)	1,748	1,576	5,343	4,237
Amortization of intangibles (E)	1,421	1,420	4,262	4,423
Adjustments:
Non-interest income:
Special dividend from equity investments	$2,227	$3,181	$12,500	$10,185
Fair value adjustment for marketable securities	61	(1,350)	7,093	(6,249)
Gain on OREO, net	246	470	1,266	982
(Loss) gain on sale of branches, equipment and other assets, net	(34)	(27)	(86)	109
Gain on securities	—	—	219	—
Recoveries on historic losses	—	—	5,107	—
Total non-interest income adjustments (F)	$2,500	$2,274	$26,099	$5,027
Non-interest expense:
Branch write-off expense	—	—	—	981
Merger expense	1,006	—	1,006	711
Outsourced special project expense	—	—	—	1,092
Total non-interest expense adjustments (G)	$1,006	$—	$1,006	$2,784
Efficiency ratio (reported): ((C-E)/(A+B+D))	42.26%	39.56%	39.86%	40.40%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	42.29	40.08	41.67	40.25

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

Due to the continuing effects of the COVID-19 pandemic, the Company continued to increase its liquidity position for the period ended September 30, 2021. Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, unpledged available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs.  As of September 30, 2021, our cash and cash equivalents were $3.28 billion, or 18.5% of total assets, compared to $1.26 billion, or 7.7% of total assets, as of December 31, 2020.  Our unpledged available-for-sale investment securities and federal funds sold were $1.98 billion and $1.39 billion as of September 30, 2021 and December 31, 2020, respectively.

         As of September 30, 2021, our investment portfolio was comprised of approximately $1.82 billion, or 58.6%, of securities which mature or are expected to paydown within five years.  As of September 30, 2021 and December 31, 2020, $1.17 billion and $1.08 billion, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. The Company defines the liquidity ratio as the sum of cash, unpledged securities and federal funds sold divided by total liabilities. The Company’s liquidity ratio was 35.00% as of September 30, 2021 compared to 19.22% as of December 31, 2020.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of September 30, 2021, our total deposits were $14.00 billion, or 78.8% of total assets, compared to $12.73 billion, or 77.6% of total assets, as of December 31, 2020. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

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

As of September 30, 2021 and December 31, 2020, we could have borrowed under these lines of credit up to $421.3 million and $441.8 million, respectively, on a secured basis from the Federal Reserve, up to $35.0 million and $30.0 million, respectively, from First National Bankers’ Bank on an unsecured basis, up to $20.0 million from First National Bankers Bank on a secured basis and up to $45.0 million in the aggregate from other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $400.0 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, all of the outstanding balances were classified as long-term advances. Our FHLB borrowing capacity was $2.69 billion and $3.32 billion as of September 30, 2021 and December 31, 2020, respectively.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively.  At September 30, 2021, our net interest margin exposure related to these hypothetical changes in market interest rates was within our current guidelines.

Table 24 presents our sensitivity to net interest income as of September 30, 2021.

Table 24: Sensitivity of Net Interest Income

Percentage
Change
Interest Rate Scenario	from Base
Up 200 basis points	18.90%
Up 100 basis points	9.42
Down 100 basis points	(5.09)
Down 200 basis points	(8.21)

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of September 30, 2021, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 20.5%.  During the COVID-19 pandemic, the Company has participated in the PPP loan program under the CARES Act. The Company had $241.5 million of PPP loans as of September 30, 2021. In addition, total deposits have increased by $1.28 billion, $872.4 million of which were demand and non-interest-bearing deposits, for the nine months ended September 30, 2021. This, along with the rise in demand and non-interest-bearing deposits and the resulting increase in cash on hand, has caused an uneven shift in the sensitivity of the repricing gap between short-term assets and liabilities. Although PPP loans have maturities of two years, a large percentage of these loans are anticipated to receive SBA forgiveness and be repaid in advance of stated maturities. The Company feels that funding these loans was both beneficial and necessary for our customers in light of the current economic environment and believes the one-year repricing gap increase is temporary in nature. The Company believes the repricing gap would have been more in line with historical experiences had it not been for the decrease in loans, and the excess liquidity that we have with the Federal Reserve.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 25 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of September 30, 2021.

Table 25: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$3,133,878	$—	$—	$—	$—	$—	$—	$3,133,878
Investment securities	483,800	94,710	100,621	223,513	365,084	822,230	1,060,650	3,150,608
Loans receivable	3,157,959	659,158	865,387	1,478,175	1,563,309	1,878,649	298,463	9,901,100
Total earning assets	6,775,637	753,868	966,008	1,701,688	1,928,393	2,700,879	1,359,113	16,185,586
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$1,837,536	$667,414	$1,001,121	$2,002,240	$1,028,070	$852,885	$1,424,060	$8,813,326
Time deposits	130,166	141,265	304,437	288,750	150,120	35,878	280	1,050,896
Securities sold under repurchase agreements	141,002	—	—	—	—	—	—	141,002
FHLB and other borrowed funds	—	—	—	—	—	—	400,000	400,000
Subordinated debentures	71,234	—	—	299,666	—	—	—	370,900
Total interest-bearing liabilities	2,179,938	808,679	1,305,558	2,590,656	1,178,190	888,763	1,824,340	10,776,124
Interest rate sensitivity gap	$4,595,699	$(54,811)	$(339,550)	$(888,968)	$750,203	$1,812,116	$(465,227)	$5,409,462
Cumulative interest rate sensitivity gap	$4,595,699	$4,540,888	$4,201,338	$3,312,370	$4,062,573	$5,874,689	$5,409,462
Cumulative rate sensitive assets to rate sensitive liabilities	310.8%	251.9%	197.8%	148.1%	150.4%	165.6%	150.2%
Cumulative gap as a % of total earning assets	28.4%	28.1%	26.0%	20.5%	25.1%	36.3%	33.4%

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2021, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31, 2021	400,000	23.86	400,000	22,478,665
August 1 through August 31, 2021	—	—	—	22,478,665
September 1 through September 30, 2021	76,500	22.49	76,500	22,402,165
Total	476,500		476,500

(1)	The above described stock repurchase program has no expiration date.

Item 3:  Defaults Upon Senior Securities

Not applicable.

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

Not applicable.

Item 6:   Exhibits

Exhibit No.	Description of Exhibit
2.1 2.2

Agreement and Plan of Merger, dated as of September 15, 2021, by and among Home  BancShares, Inc., Centennial Bank, Happy Bancshares, Inc., and Happy State Bank (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on September 15, 2021).**

Amendment and Joinder Agreement, dated as of October 18, 2021, by and among Home Bancshares, Inc., Centennial Bank, Happy Bancshares, Inc., Happy State Bank and HOMB Acquisition Sub III, Inc. (incorporated by reference to Appendix A of Home BancShares’s registration statement on Form S-4 (File No. 333-260446)).

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
**

The disclosure schedules referenced in the Agreement and Plan of Merger have been omitted pursuant to Item 601(a)(5) of SEC Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted disclosure schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC.

(Registrant)

Date:	November 4, 2021	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	November 4, 2021	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	November 4, 2021	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer