Form 10-Q/A
period 2021-09-30
HOME BANCSHARES INC
filed 2021-11-05
CIK 1331520

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

Common Stock Issued and Outstanding: 163,845,498 shares as of November 4, 2021.

EXPLANATORY NOTE

Home BancShares, Inc. (the “Company”) is filing this amendment (the “Form 10-Q/A”) to its Form 10-Q for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission (“SEC”) on November 4, 2021 (the “Original 10-Q”). This Amendment is being filed solely for the purpose of correcting an incorrect date in the Awareness of Independent Registered Public Accounting Firm pursuant to Rule 436(c) under the Securities Act of 1933 filed as Exhibit 15 to the Original 10-Q. In accordance with Compliance and Disclosure Interpretations published by the SEC Staff, the entire periodic report for the quarter ended September 30, 2021 is included in this Form 10-Q/A. Other than the correction described above, no other statement or amount has been changed from those presented in the Original 10-Q.

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