Form 10-K
period 2021-12-31
HOME BANCSHARES INC
filed 2022-02-24
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2021 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from _____ to _____
Commission File Number: 001-41093
HOME BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Arkansas	71-0682831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

719 Harkrider, Suite 100, Conway, Arkansas	72032
(Address of principal executive offices)	(Zip Code)
(501) 339-2929

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HOMB	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2021, was $3.72 billion based upon the last trade price as reported on the NASDAQ Global Select Market of $24.68.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.
Common Stock Issued and Outstanding: 163,891,908 shares as of February 23, 2022.
Documents incorporated by reference: Part III is incorporated by reference from the registrant’s Proxy Statement relating to its 2022 Annual Meeting to be held on April 21, 2022.

HOME BANCSHARES, INC.
FORM 10-K
December 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of our statements contained in this document, including matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to expectations, beliefs, projections, future financial performance, future plans and strategies, and anticipated events or trends, and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, including through our anticipated acquisition of Happy Bancshares, Inc. (“Happy”) or other potential acquisitions, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:
•the effects of future local, regional, national and international economic conditions, including inflation or a decrease in commercial real estate and residential housing values;
•changes in the level of nonperforming assets and charge-offs, and credit risk generally;
•the risks of changes in interest rates or the level and composition of deposits, loan demand and the values of loan collateral, securities and interest-sensitive assets and liabilities;
•disruptions, uncertainties and related effects on credit quality, liquidity, other aspects of our business and our operations as a result of the ongoing COVID-19 pandemic and measures that have been or may be implemented or imposed in response to the pandemic;
•the effect of any mergers, acquisitions or other transactions to which we or our bank subsidiary may from time to time be a party, including our ability to successfully integrate any businesses that we acquire;
•the risk that expected cost savings and other benefits from acquisitions may not be fully realized or may take longer to realize than expected;
•the possibility that an acquisition does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;
•the reaction to a proposed acquisition transaction of the respective companies’ customers, employees and counterparties;
•diversion of management time on acquisition-related issues;
•the ability to enter into and/or close additional acquisitions;
•the availability of and access to capital on terms acceptable to us;
•increased regulatory requirements and supervision that applies as a result of our exceeding $10 billion in total assets;
•legislation and regulation affecting the financial services industry as a whole, and the Company and its subsidiaries in particular, including the effects resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), recent reforms to the Dodd-Frank Act, legislation and regulations in response to the COVID-19 pandemic and other future legislative and regulatory changes;
•changes in governmental monetary and fiscal policies;
•the effects of terrorism and efforts to combat it;
•political instability;

•risks associated with our customer relationship with the Cuban Embassy and our correspondent banking relationship with Banco Internacional de Comercio, S.A. (BICSA), a Cuban commercial bank;
•adverse weather events, including hurricanes, and other natural disasters;
•the ability to keep pace with technological changes, including changes regarding cybersecurity;
•an increase in the incidence or severity of fraud, illegal payments, cybersecurity breaches or other illegal acts impacting our bank subsidiary, our vendors or our customers;
•the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet;
•potential claims, expenses and other adverse effects related to current or future litigation, regulatory examinations or other government actions;
•the effect of changes in accounting policies and practices and auditing requirements, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
•higher defaults on our loan portfolio than we expect; and
•the failure of assumptions underlying the establishment of our allowance for credit losses or changes in our estimate of the adequacy of the allowance for credit losses.
All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. The factors identified in this section are not intended to represent a complete list of all the factors that could adversely affect our business, operating results, financial condition or cash flows. Other factors not presently known to us or that we currently deem immaterial to us may also have an adverse effect on our business, operating results, financial condition or cash flows, and the factors we have identified could affect us to a greater extent than we currently anticipate. Many of the important factors that will determine our future financial performance and financial condition are beyond our ability to control or predict. You are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date they are made. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see “Risk Factors” below. Except as required by applicable law or the rules and regulations of the SEC, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
Item 1. BUSINESS
Company Overview
Home BancShares, Inc. (“Home BancShares”, which may also be referred to in this document as “we,” “us,” “HBI” or the “Company”) is a Conway, Arkansas headquartered bank holding company registered under the federal Bank Holding Company Act of 1956. The Company’s common stock is traded through the New York Stock Exchange under the symbol “HOMB.” We are primarily engaged in providing a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals and municipalities through our wholly owned community bank subsidiary – Centennial Bank. Centennial Bank has branch locations in Arkansas, Florida, South Alabama and New York City. Although the Company has a diversified loan portfolio, at December 31, 2021 and 2020, commercial real estate loans represented 59.7% and 54.4% of gross loans and 212.2% and 234.3% of total stockholders’ equity, respectively. The Company’s total assets, total deposits, total revenue and net income for each of the past three years are as follows:

	December 31,
	2021	2020	2019
	(In thousands)
Total assets	$18,052,138	$16,398,804	$15,032,047
Total deposits	14,260,570	12,725,790	11,278,383
Total revenue (net interest income plus non-interest income)	710,540	694,341	662,733
Net income	319,021	214,448	289,539
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
Happy Bancshares, Inc. – On September 15, 2021, the Company and Centennial entered into an Agreement and Plan of Merger (the “Agreement”) with Happy Bancshares, Inc., a Texas corporation (“Happy”), and its wholly-owned bank subsidiary, Happy State Bank, a Texas banking association (“HSB”), under which the Company and Centennial will acquire Happy and HSB. The Agreement, as amended on October 18, 2021 and further amended on November 8, 2021, provides that, in a series of transactions, an acquisition subsidiary of the Company will merge into Happy and Happy will merge into the Company, with the Company as the surviving entity (collectively, the “Merger”). As soon as reasonably practicable following the Merger, HSB will merge into Centennial, with Centennial as the surviving entity.
Under the terms of the Agreement, as amended, the Company will issue approximately 42.3 million shares of its common stock to the shareholders of Happy upon the completion of the Merger. No cash consideration will be paid in connection with the Merger, except that holders of outstanding shares of Happy common stock at the time of the Merger will receive cash payments in lieu of any fractional shares of Company common stock to which they are otherwise entitled in connection with the Merger. In addition, the Company expects to pay an aggregate of up to approximately $11.0 million in cash in cancellation of certain stock appreciation rights issued by Happy that remain outstanding at the time of the Merger.
Subject to the terms and conditions set forth in the Agreement, as amended, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of Happy will be converted into the right to receive, without interest, 2.17 shares of the Company’s common stock (the “Merger Consideration”). Each unvested restricted share of Happy common stock outstanding at the Effective Time will fully vest and be converted into the right to receive the Merger Consideration. In addition, at the Effective Time, each outstanding option to purchase Happy common stock will be cancelled and converted into the right to receive the number of whole shares of the Company’s common stock, together with any cash in lieu of fractional shares, equal to the product of (i) the number of shares of Happy common stock subject to the option, multiplied by (ii) the excess, if any, of the Merger Consideration value over the exercise price of the option, less applicable tax withholdings, divided by (iii) the Company’s Average Closing Price (defined below). Similarly, each stock appreciation right of Happy outstanding at the Effective Time will be cancelled and converted into the right to receive a cash payment, without interest, equal to the product of (i) the number of shares of Happy common stock subject to the stock appreciation right, multiplied by (ii) the excess, if any, of the Merger Consideration value over the grant price of the stock appreciation right, less applicable tax withholdings. For purposes of these calculations, the Merger Consideration value will be determined using a volume-weighted average closing price of the Company’s common stock as reported on the New York Stock Exchange over the 20 consecutive trading day period ending on the third business day prior to the closing of the Merger (“the Company’s Average Closing Price”), multiplied by 2.17.
The Merger is expected to close during the first quarter of 2022, and is subject to regulatory approvals and other conditions set forth in the Agreement. The Company received approval for the merger from the Arkansas State Banking Board and the Arkansas State Bank Commissioner as well as the approval of the shareholders of each company in December of 2021.
For an additional discussion regarding the acquisition of LH-Finance see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2021. For an additional discussion regarding the acquisition and SPF, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2020. For an additional discussion regarding the acquisitions of BOC, GHI and Stonegate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our Management Team
The following table sets forth, as of December 31, 2021, information concerning the individuals who are our executive officers.

Name	Age	Positions Held with Home BancShares, Inc.	Positions Held with Centennial Bank

John W. Allison	75	Chairman of the Board, Chief Executive Officer and President	Director

Brian S. Davis	56	Chief Financial Officer, Treasurer and Director	Chief Financial Officer, Treasurer and Director

Jennifer C. Floyd	47	Chief Accounting Officer	Chief Accounting Officer

Kevin D. Hester	58	Chief Lending Officer	Chief Lending Officer and Director

J. Stephen Tipton	40	Chief Operating Officer	Chief Operating Officer

Tracy M. French	60	Director and Executive Officer	Chairman of the Board, Chief Executive Officer and President

Donna J. Townsell	51	Senior Executive Vice President, Director of Investor Relations and Director	Senior Executive Vice President and Director

Russell D. Carter, III	46	Executive Officer	Regional President
Our Growth Strategy
Our goals are to achieve growth in earnings per share and to create and build stockholder value. Our growth strategy entails the following:
•Strategic acquisitions – Strategic acquisitions (both FDIC-assisted and non-FDIC-assisted) have been a significant component of our historical growth strategy, and we believe properly priced bank acquisitions can continue to be a large part of our growth strategy. We currently anticipate completing our proposed acquisition of Happy Bancshares, Inc. headquartered in Amarillo, Texas, during the first quarter of 2022. Upon the completion and successful integration of Happy, our principal acquisition focus in the near term will be to expand our presence in Texas, Arkansas, Florida and Alabama and into other contiguous markets, although we may seek to expand into other areas if attractive financial opportunities in other market areas arise. We will continue to evaluate potential bank acquisition opportunities to determine whether they are in the best interests of our Company. Our goals in making these decisions are to maximize the return to our shareholders and to enhance our franchise.
•Organic growth – We believe our current branch network provides us with the capacity to grow within our existing market areas. We also believe we are well positioned to attract new business and additional experienced personnel as a result of ongoing changes in our competitive markets. We believe the markets we entered into as a result of historical acquisitions provide us opportunities for organic growth as we now have a presence in several large markets where our market share has not previously been significant. Through our Centennial CFG franchise, we are continuing to build out a national lending platform that focuses on commercial real estate plus commercial and industrial loans. Additionally, through our SPF division, we are continuing to build a lending platform focusing on commercial and consumer marine loans. As opportunities arise, we will evaluate new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. We did not open any de novo branch locations during 2021. We will continue to evaluate de novo opportunities during 2022 and make decisions on a case-by-case basis in the best interest of the shareholders.

Community Banking Philosophy
Our community banking philosophy consists of four basic principles:
•manage our community banking franchise with experienced bankers and community bank boards who are empowered to make customer-related decisions quickly;
•provide exceptional service and develop strong customer relationships;
•pursue the business relationships of our local boards of directors, executive officers, stockholders, and customers to actively promote our community bank; and
•maintain our commitment to the communities we serve by supporting civic and nonprofit organizations.
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
Operating Goals
Our operating goals focus on maintaining strong credit quality, increasing profitability, finding experienced bankers, and maintaining a “fortress” balance sheet:
•Maintain strong credit quality – Credit quality is our first priority. We employ a set of credit standards designed to ensure the proper management of credit risk. Our management team plays an active role in monitoring compliance with these credit standards in the different communities served by Centennial Bank. We have a centralized loan review process, which we believe enables us to take prompt action on potential problem loans. We have historically taken an aggressive approach to resolving problem loans, including those problem loans acquired in our FDIC-assisted and non-FDIC-assisted acquisitions. We are committed to maintaining high credit quality standards.
•Continue to improve profitability – We will continue to strive to improve our profitability and achieve high performance ratios as we continue to utilize the available capacity of branches and employees. We believe our profitability is significantly tied to our focus on our efficiency ratio, and we pride ourselves on operating in a highly efficient manner. To achieve further improvements in operating efficiency, we will continue to focus on increasing revenue from organic loan growth, achieving cost savings from any acquisitions, developing and implementing new efficiency initiatives, further streamlining the processes in our lending and retail operations and improving our purchasing power.
•Attract and motivate experienced bankers – We believe a major factor in our success has been our ability to attract and motivate bankers who have experience in and knowledge of their local communities. Historically, our hiring and retaining experienced relationship bankers has been integral to our ability to grow quickly when entering new markets.
•Maintain a “fortress” balance sheet – We intend to maintain a strong balance sheet through a focus on four key governing principles: (1) maintain solid asset quality; (2) remain well-capitalized; (3) pursue high performance metrics including return on tangible equity (ROTE), return on assets (ROA), efficiency ratio and net interest margin; and (4) retain liquidity at the bank holding company level that can be utilized should attractive acquisition opportunities be identified or for internal capital needs. We strive to maintain capital levels above the regulatory capital requirements through our focus on these governing principles, which historically has allowed us to take advantage of acquisition opportunities as they become available without the need for additional capital.

Our Market Areas
As of December 31, 2021, we conducted business principally through 76 branches in Arkansas, 78 branches in Florida, five branches in Alabama and one branch in New York City. Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have opportunities for deposit market share growth. As of December 31, 2021, we also operate loan production offices in Los Angeles, California; Miami, Florida and Dallas, Texas through our Centennial CFG division and in Chesapeake, Virginia and Baltimore, Maryland through our SPF division.
Lending Activities
We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses as well as to consumers for a variety of purposes.
Our loan portfolio as of December 31, 2021, was comprised as follows:

	Total Loans Receivable	Percentage of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,889,284	39.5%
Construction/land development	1,850,050	18.8
Agricultural	130,674	1.3
Residential real estate loans
Residential 1-4 family	1,274,953	13.0
Multifamily residential	280,837	2.9
Total real estate	7,425,798	75.5
Consumer	825,519	8.4
Commercial and industrial	1,386,747	14.1
Agricultural	43,920	0.4
Other	154,105	1.6
Total	$9,836,089	100.0%
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

Real Estate – Residential. Our residential mortgage loan program primarily originates loans to individuals for the purchase of residential property. We generally do not retain long-term, fixed-rate residential real estate loans in our portfolio due to interest rate and collateral risks. Residential mortgage loans to individuals retained in our loan portfolio primarily consisted of approximately 35.6% owner occupied 1-4 family properties and approximately 52.1% non-owner occupied 1-4 family properties (rental) as of December 31, 2021 with the remaining 12.3% relating to condos and mobile homes. The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. Often, a secondary source of repayment will include the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.
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
Commercial and Industrial. Our commercial and industrial loan portfolio primarily consisted of 22.6% unsecured loans, 39.1% inventory/accounts receivable financing, 9.0% equipment/vehicle financing and 29.3% other, including letters of credit at less than 1%, as of December 31, 2021. This category includes loans to smaller business ventures, credit lines for working capital and short-term inventory financing, for example. These loans are typically secured by the assets of the business and are supplemented by personal guaranties of the principals and often mortgages on the principals’ primary residences. The primary source of repayment may be conversion of the assets into cash flow, as in inventory and accounts receivable, or may be cash flow generated by operations, as in equipment/vehicle financing. Assessing the value of inventory can involve many factors including, but not limited to, type, age, condition, level of conversion and marketability, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of accounts receivable can involve many factors including, but not limited to, concentration, aging, and industry, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of equipment/vehicles may involve a third-party valuation source, where applicable.
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
Paycheck Protection Program. On March 27, 2020, the CARES Act was passed by Congress and signed into law in response to the initial economic impacts of the COVID-19 pandemic. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) established a new federal economic relief program administered by the Small Business Administration (“SBA”) called the Paycheck Protection Program (“PPP”), which provides for 100% federally guaranteed loans to be issued by participating private financial institutions to small businesses for payroll and certain other permitted expenses. PPP loans are forgivable, in whole or in part, so long as employee and compensation levels of the borrower are maintained, and the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments were deferred for the first six months of the loan. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/HCEA Act”) was signed into law in April 2020. The PPP/HCEA Act authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA. The Consolidated Appropriations Act (“CAA”) was signed into law in December 2020. The CAA also authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA with a term of five years. As of December 31, 2021, as a participating lender, we have generated 12,971 loans to both existing and new customers totaling $1.23 billion. As of December 31, 2021, the outstanding PPP loan balances were $112.8 million. The average loan size was $131,000.

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
Lending Policies. We have established common loan documentation procedures and policies, based on the type of loan, for our bank subsidiary. The board of directors periodically reviews these policies for validity. In addition, it has been and will continue to be our practice to attempt to independently verify information provided by our borrowers, including assets and income. We have not made loans similar to those commonly referred to as “no doc” or “stated income” loans. We focus on the primary and secondary methods of repayment and prepare global cash flows where appropriate. There are legal restrictions on the dollar amount of loans available for each lending relationship. The Arkansas Banking Code provides that no loan relationship may exceed 20% of a bank’s risk-based capital, and we are in compliance with this restriction. In addition, we are not dependent upon any single lending relationship for an amount exceeding 10% of our revenues. As of December 31, 2021, the maximum amount outstanding to a single borrower was $230.9 million. As primarily a community lender, we believe from time to time it is in our best interest to agree to modifications or restructurings. These modifications/restructurings can take the form of a reduction in interest rate, a move to interest-only from principal and interest payments, or a lengthening in the amortization period or any combination thereof. Occasionally, we will modify/restructure a single loan by splitting it into two loans following the interagency guidance involving the workout of commercial real estate loans. The loan representing the portion that is supported by the current cash flow of the borrower or project will remain on our books, while the new loan representing the portion that cannot be serviced by the current cash flow is charged-off. Furthermore, we may make an additional loan or loans to a borrower or related interest of a borrower who is past due more than 90 days. These circumstances will be very limited in nature, and when approved by the appropriate lending authority, will likely involve obtaining additional collateral that will improve the collectability of the overall relationship. It is our belief that judicious usage of these tools can improve the quality of our loan portfolio by providing our borrowers an improved probability of survival during difficult economic times.
Loan Approval Procedures. Our bank subsidiary has supplemented our common loan policies to establish its loan approval procedures as follows:
•Individual Authorities. The board of directors of Centennial Bank establishes the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The approval authority for individual loan officers ranges from $15,000 to $1.0 million for secured loans and from $1,000 to $100,000 for unsecured loans.
•Officers’ Loan Committees. Our bank subsidiary also gives its Officers’ Loan Committees loan approval authority. Credits in excess of individual loan limits are submitted to the region’s Officers’ Loan Committee. The Officers’ Loan Committee consists of members of the senior management team of that region and is chaired by that region’s chief lending officer. The regional Officers’ Loan Committees have approval authority of up to $2.0 million secured on all loans and $100,000 unsecured on loan renewals.
•Directors’ Loan Committee. Our bank subsidiary has Directors’ Loan Committees (“DLCs”) throughout our market areas consisting of outside directors and senior lenders of the respective market areas. Generally, each DLC requires a majority of outside directors be present to establish a quorum. Generally, this committee is chaired either by the Division Chief Lending Officer or the Regional President. The regional DLCs have approval authority up to $6.0 million secured and $500,000 unsecured.
•Executive Loan Committee – The board of directors of Centennial Bank established the Executive Loan Committee consisting of outside board members and members of executive management. This committee requires five voting members to establish a quorum, including at least two of the outside board members, and is chaired by the Chief Lending Officer of the bank. The Executive Loan Committee has approval authority up to the Bank’s legal lending limit, subject to exception approval by the full Board for single loans over $100 million or relationships over $200 million. In addition, any relationship above $20 million must have the specific approval of both the Chairman and our director Richard H. Ashley.

Currently, our board of directors has established an in-house consolidated lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman and our director Richard H. Ashley. We have 109 separate relationships that exceed this in-house limit.
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
Competition
As of December 31, 2021, we conducted business through 160 branch locations in our primary market areas of Pulaski, Faulkner, Craighead, Lonoke, Pope, Washington, White, Benton, Greene, Sebastian, Cleburne, Independence, Stone, Baxter, Clay, Conway, Crawford, Johnson, Saline, Sharp and Yell counties in Arkansas; Broward, Monroe, Hillsborough, Leon, Sarasota, Bay, Franklin, Palm Beach, Gulf, Charlotte, Collier, Escambia, Orange, Osceola, Pasco, Pinellas, Polk, Walton, Miami-Dade, Lee, Calhoun, Gadsden, Hernando, Liberty, Okaloosa, Santa Rosa, Seminole, Wakulla and Manatee counties in Florida; Baldwin County in Alabama; and New York County in New York. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in these respective states, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.

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
On December 31, 2021, we had 1,992 full-time equivalent employees. Except for any additional employees acquired in future acquisitions, we expect that our 2022 staffing levels will be slightly higher than those at year end 2021 to meet increased regulatory requirements. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.
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
Diversity and Inclusion. We seek to recognize the unique contribution each individual brings to the Company, and we understand the associated value that comes with a diverse workforce. We strive to offer an inclusive environment where employees from all backgrounds can succeed. As of December 31, 2021, 70% of our employees were women and 19% of our employees identify as a person of color. Further, as of December 31, 2021, 61% of the Company’s leadership positions were held by women.
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
Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve Board’s prior approval before:
•acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;
•acquiring all or substantially all of the assets of any bank; or
•merging or consolidating with any other bank holding company.
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
Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:
•banking or managing or controlling banks; and
•any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking.
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
Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies having $500 million or more in assets on a consolidated basis. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines in effect as of December 31, 2021 require a minimum Tier 1 risk-based capital ratio of 8.0% (of which at least 6.0% is required to consist of Tier 1 capital elements) and a total risk-based capital ratio of at least 10% (of which at least 8.0% is required to consist of Tier 1 capital elements) to be “well-capitalized.” Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2021, our Tier 1 risk-based capital ratio was 15.98% and our total risk-based capital ratio was 19.77%. Thus, as of December 31, 2021, we are considered well-capitalized for regulatory purposes.
In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. Well-capitalized is a leverage ratio in excess of 5%. As of December 31, 2021, our leverage ratio was 11.11%.
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
In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more and savings and loan holding companies (collectively, “banking organizations”). Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets) and assigns higher risk weightings (150%) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. As of December 31, 2021, the Company’s common equity Tier 1 capital ratio was 15.37%.
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
The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% of common equity Tier 1 capital to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Company and our bank subsidiary on January 1, 2015. The capital conservation buffer requirement began being phased in on January 1, 2016, and the full capital conservation buffer requirement became effective January 1, 2019. As of December 31, 2021, our capital conservation buffer was 9.98%.
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

Subsidiary Bank
General. Our bank subsidiary, Centennial Bank, is chartered as an Arkansas state bank and is a member of the Federal Reserve System, making it primarily subject to regulation and supervision by both the Federal Reserve Board and the Arkansas State Bank Department. In addition, our bank subsidiary is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that they may charge, and limitations on the types of investments they may make and on the types of services they may offer. Various consumer laws and regulations also affect the operations of our bank subsidiary. Further, because our bank subsidiary had total assets of over $10 billion as of December 31, 2021, it is subject to supervision and regulation by the CFPB, which is responsible for implementing, examining and enforcing compliance with federal consumer protection laws.
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
Loans to One Borrower. Our bank subsidiary generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2021, our bank subsidiary was in compliance with the loans-to-one-borrower limitations.
Prohibitions Against Tying Arrangements. Under Regulation Y, our bank holding company and bank subsidiary are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.
Change in Control. Federal and state laws, including the Change in Bank Control Act, impose prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. “Control” of a depository institution is generally defined where an investor is deemed to control a depository institution or other company if the investor owns or controls 25% or more of any class of voting securities.
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
In May 2016, the Federal Reserve, other federal banking agencies and the SEC jointly published a revised version of proposed rulemaking initially issued in April 2011 designed to implement the provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as the Company and our bank subsidiary. The proposed joint compensation regulations would require compensation practices consistent with the three principles discussed above. As of February 1, 2022, these regulations have not been finalized. Unless and until a final rule is adopted, we cannot fully determine whether compliance with such a rule will adversely affect the Company’s or our bank subsidiary’s ability to hire, retain and motivate our key employees.
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

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. Section 4013 of the CARES Act provides financial institutions the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles (“GAAP”) related to troubled debt restructurings (“TDR”) for a limited period of time to account for the effects of COVID-19. Such suspension may be made if: (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the national COVID-19 emergency termination date, (ii) the applicable loan was not more than 30 days past due as of December 31, 2019, and (iii) the suspension applies to adverse impact on the credit of a borrower that is related to COVID-19. Section 541 of the Consolidated Appropriations Act extends this relief to the earlier of January 1, 2022 or 60 days after the national COVID-19 emergency termination date. Additionally, on March 22, 2020, certain banking regulators and other agencies issued a statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”), which encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. Consistent with the Interagency Statement and to support our customers, we have deferred loan payments for certain consumer and commercial customers, and have offered fee waivers, payment deferrals, and other expanded assistance for automobile, mortgage, small business and personal lending customers. The Company has relied on Section 4013 of the CARES Act in accounting for loan modifications since the fourth quarter of 2020. As of December 31, 2021, the Company had 26 remaining loan modifications for a total of $190.7 million. All of the customers currently on deferment chose principal deferment only and now have returned to paying interest monthly.
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
Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, passed by Congress in 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector during the economic recession leading up to its enactment. The act required the issuance of a substantial number of new regulations by federal regulatory agencies affecting financial institutions, some of which still have yet to be issued or implemented.
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
Because our total assets exceed $10 billion, we and our bank subsidiary are subject to increased regulatory requirements. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Previously, our bank subsidiary had been subject to regulations adopted by the CFPB, but the Federal Reserve was primarily responsible for examining our bank subsidiary’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, the CFPB’s examination and regulatory authority has been and continues to be the subject of policy debates and uncertainty among lawmakers and differing presidential administrations, and thus we cannot ascertain the impact, if any, that future changes to the CFPB may have on our business.

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
Prior to becoming subject to the heightened regulatory requirements, we hired additional compliance personnel and implemented structural initiatives to address these requirements. While some of these requirements, such as annual stress testing, were eliminated by the reforms enacted in May 2018, our continued compliance with the remaining requirements and compliance with any additional requirements that may be imposed in the future may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Our regulators may also consider our compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.
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
Since the first quarter of 2020, the COVID-19 pandemic has disrupted U.S. and global supply chains and altered business and economic conditions throughout the U.S. and globally. Following the initial outbreak of the pandemic, its economic impacts lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; and increased unemployment levels and decreased consumer confidence. In addition, the pandemic has resulted in temporary or permanent closures of many businesses, the institution of social distancing, face covering requirements and other health directives, and in some cases, self-isolation requirements. The pandemic has caused us, and could cause us in the future, to recognize credit losses in our loan portfolios and increases in our allowance for credit losses and could cause further volatility in the valuation of real estate and other collateral supporting loans. Furthermore, the pandemic could cause us to recognize impairment of our goodwill and our financial assets. Sustained adverse effects could also increase our cost of capital, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, or result in downgrades in our credit ratings. The extent to which the continuation of the COVID-19 pandemic may impact our business, financial condition, liquidity, and results of operations will depend on future developments, which remain uncertain and cannot be predicted, including the long-term scope and duration of the pandemic, the success of ongoing vaccination, treatment and other mitigation efforts, any further actions taken by governmental authorities in response to the economic and health effects of the pandemic, and the long-term financial impact of the pandemic on our customers, employees, counterparties and service providers.
Governmental authorities in the past two years have taken significant measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth, and it is possible that further such measures will be enacted or implemented. The long-term success of these measures remains uncertain, and they may not be sufficient to fully mitigate the negative impact of the pandemic or could cause unintended adverse economic consequences. Additionally, governmental programs and policies could impact our ability to resolve credit delinquencies as well as create heightened litigation risk and risk of holding loans at unfavorable interest rates. We also face an increased risk of governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.
The potential global and economic impacts of the coronavirus continue to evolve, and the length of the pandemic and the effectiveness of the measures being put in place to address it remain uncertain. Until the effects of the pandemic subside, we could experience reduced revenues in our businesses and increased customer defaults. Furthermore, any future volatility in the economy or prolonged recession could further materially and adversely affect our business, financial condition, liquidity, or results of operations.
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

Our profitability is vulnerable to interest rate fluctuations and monetary policy and could be adversely affected by any future actions taken by the Federal Reserve Board to address rising inflation.
Our results of operations are affected by the monetary policies of the Federal Reserve Board. Most of our assets and liabilities are monetary in nature, and thus subject us to significant risks from changes in interest rates. Consequently, our results of operations can be significantly affected by changes in interest rates and our ability to manage interest rate risk. Changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationship between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income or a decrease in interest rate spread. In addition to affecting our profitability, changes in interest rates can impact the valuation of our assets and liabilities. Changes in interest rates can also affect our business and profitability in numerous other ways. For example, increases in interest rates can have a negative impact on our results of operations by reducing loan demand and the ability of borrowers to repay their current obligations, while decreases in interest rates may affect loan prepayments.
In response to rising inflation and its affects on U.S. business and consumers in recent months, it is widely anticipated that the Federal Reserve will implement multiple interest rate increases during 2022. Any such actions by the Federal Reserve Board involving monetary policies could cause any of the adverse effects described above on our deposit levels, loan demand or business and earnings.
We may be adversely impacted by the transition from the use of the LIBOR interest rate index in the future.
We have certain loans, investment securities and subordinated debt securities indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after the United Kingdom administrators of LIBOR have announced that the publication of the most commonly used U.S. dollar LIBOR settings will cease to be published after June 2023. We cannot predict, in the interim, whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. With respect to our loan assets, at this time, there is some industry guidance regarding acceptable alternatives to LIBOR. After review and analysis from the Federal Reserve Board’s Alternative Reference Rates Committee, the Consumer Financial Protection Bureau published its final rule recommending the Secured Overnight Financing Rate, or SOFR, as a compliant replacement index to LIBOR that would not trigger a refinance under existing regulations for certain consumer loans. Loan contracts may also contain alternate rate language permitting transfer to SOFR, Wall Street Journal Prime or another index when LIBOR is no longer available. The timing and manner in which each customer’s contract transitions to a new index will vary on a case-by-case basis. There continues to be some uncertainty related to the LIBOR transition. New index rates and payments will differ from LIBOR, which may lead to increased volatility. The transition has impacted our market risk profiles and required changes to our risk and pricing models, valuation tools, and product design. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. With respect to investment securities and subordinated debt securities, we expect similar transition issues. Failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

We have participated as a lender in the Paycheck Protection Program and accordingly are subject to certain risks applicable to lenders under such program.
The PPP loans we have made under the federal CARES Act are guaranteed by the SBA. If the loan funds are used by the borrower for specific purposes as provided under the PPP, these loans may be fully or partially forgiven by the SBA, at which time our bank subsidiary will receive funds related to the PPP loan forgiveness directly from the SBA. If the borrower fails to qualify for loan forgiveness, we are at heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit. Because of the brief time between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to the PPP evolved or were issued after lenders, including our bank subsidiary, began processing PPP loan applications. There has been uncertainty regarding some of the laws, rules and guidance relating to the PPP. If the SBA or other regulators determine that we have not complied with all PPP laws, rules and guidance, we could be required to refund some or all of the fees related to PPP loans that we have earned or be subject to other regulatory enforcement action. Furthermore, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by our bank subsidiary, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already made payment under the guaranty, seek recovery from us of any loss related to the deficiency. In addition, since the commencement of the PPP, we and certain other banks have been subject to litigation, which was subsequently dismissed, regarding the processing of PPP loan applications and payment of processing fees to third party agents. We could be exposed to the risk of other litigation from both customers and non-customers who sought PPP loans from us or in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans. Any financial liability, litigation costs, or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition, and results of operations.
Risks Related to Our Business
Our decisions regarding credit risk could be inaccurate and our allowance for credit losses may be inadequate, which would materially and adversely affect us.
Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We endeavor to maintain an allowance for credit losses that we consider adequate to absorb future losses that may occur in our loan portfolio. As of December 31, 2021, our allowance for credit losses was approximately $236.7 million, or 2.41% of our total loans. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.
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
On January 1, 2020, we adopted new accounting rules affecting the calculation of the allowance for credit losses (formerly the allowance for loan losses) known as ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance replaces the incurred loss methodology for determining the former allowance for loan losses with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. This standard requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. In connection with the adoption of this guidance, we recorded a one-time cumulative-effect adjustment to the allowance for credit losses of $44.0 million which was recognized through a $32.5 million adjustment to retained earnings, net of tax. This adjustment brought the beginning balance of the allowance for credit losses to $146.1 million as of January 1, 2020. In addition, the Company recorded a $15.5 million reserve on unfunded commitments which was recognized through an $11.5 million adjustment to retained earnings, net of tax. The adoption of the standard has required significant changes to the processes and procedures required to calculate the allowance for credit losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. For additional information on the allowance for credit losses, see Notes 1 and 5 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2021.

Our high concentration of real estate loans and especially commercial real estate loans exposes us to increased lending risk.
As of December 31, 2021, 70.8% of our total loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes commercial real estate loans (excluding construction/land development) of $4.02 billion, or 40.9% of total loans, construction/land development loans of $1.85 billion, or 18.8% of total loans, and residential real estate loans of $1.56 billion, or 15.8% of total loans. This high concentration of real estate loans could subject us to increased credit risk in the event of a decrease in real estate values in our markets, a real estate recession or a natural disaster. Also, in any such event, our ability to recover on defaulted loans by foreclosing and selling real estate collateral would be diminished, and we would be more likely to suffer losses on defaulted loans.
In addition to the risks associated with the high concentration of real estate-secured loans, the commercial real estate and construction/land development loans, which comprised 59.7% of our total loan portfolio as of December 31, 2021, expose us to a greater risk of loss than our residential real estate loans, which comprised 15.8% of our total loan portfolio as of December 31, 2021. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.
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
Our bank subsidiary operates through branch locations in Arkansas, Florida, Alabama and New York City and loan production offices in Los Angeles, California, Dallas, Texas, Miami, Florida, Chesapeake, Virginia and Baltimore, Maryland. However, approximately 70.8% of our total loans and 74.6% of our real estate loans as of December 31, 2021, are to borrowers whose collateral is located in Arkansas, Florida, Alabama and New York, the states in which the Company has its branch locations. An adverse development with respect to the market conditions of any of these specific market areas or a decrease in real estate values in those market areas could expose us to a greater risk of loss than a portfolio that is spread among a larger geographic base.
If the value of real estate were to deteriorate, a significant portion of our loans could become under-collateralized, which could have a material adverse effect on us.
As of December 31, 2021, approximately 75.5% of our total loans were secured by real estate. In prior years, difficult local economic conditions have adversely affected the values of our real estate collateral, and they could do so again if the economic conditions markets were to deteriorate in the future. The real estate collateral in each case provides an alternate source of repayment on our loans in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
Because we have a concentration of exposure to a number of individual borrowers, a significant loss on any of those loans could materially and adversely affect us.
We have a concentration of exposure to a number of individual borrowers. Under applicable law, our bank subsidiary is generally permitted to make loans to one borrowing relationship up to 20% of its Tier 1 capital plus the allowance for credit losses. As of December 31, 2021, the legal lending limit of our bank subsidiary for secured loans was approximately $419.2 million. Our board of directors has established an in-house lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman, John W. Allison, and our director Richard H. Ashley. As of December 31, 2021, we had a total of $5.65 billion, or 57.5% of our total loans, committed to the aggregate group of borrowers whose total debt exceeds the established in-house lending limit of $20.0 million.

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
As of December 31, 2021, we owned $3.12 billion of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We evaluate all securities quarterly to determine if any securities in a loss position requires a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Because of changing economic and market conditions affecting issuers, we may be required to record provisions for credit losses in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
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
Growth through the acquisition of banks or specific bank assets or liabilities, including FDIC-assisted transactions, and de novo branching represent important components of our business strategy. Bank acquisitions are subject to regulatory approval, and we cannot assure that we will be able to obtain approval for a proposed acquisition in a timely manner or at all. Any future acquisitions we might make will also be accompanied by other risks commonly encountered in acquisitions. These risks include, among other things:
•credit risk associated with the acquired bank’s loans and investments;
•the use of inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
•the potential exposure to unknown or contingent liabilities related to the acquisition;
•the time and expense required to integrate an acquisition;
•the effectiveness of integrating operations, personnel and customers;
•risks of impairment to goodwill or other than temporary impairment; and
•potential disruption of our ongoing business.
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
In addition to the acquisition of existing financial institutions or their assets or liabilities, as opportunities arise, we may grow through de novo branching. De novo branching, and any acquisition carry with them numerous risks, including the following:
•the inability to obtain all required regulatory approvals;
•the significant upfront costs and anticipated operating losses associated with establishing a de novo branch or a new bank;
•the inability to secure the services of qualified senior management;

•the local market receptivity for branches established or banks acquired outside of those markets in which we currently maintain a material presence;
•the local economic conditions within the market to be served by the de novo branch or new bank;
•the inability to obtain attractive locations within a new market at a reasonable cost; and
•the additional strain on management resources and internal systems and controls.
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
Our growth strategy includes strategic acquisitions of banks or bank assets. We have acquired 22 banks since we started our first subsidiary bank in 1999, including a total of 17 banks since 2010. We currently anticipate completing our proposed acquisition of Happy Bancshares, headquartered in Amarillo, Texas, during the first quarter of 2022. We will continue to consider future strategic acquisitions, with a primary focus on Texas, Arkansas, Florida, Alabama and other nearby markets. In most cases, our acquisition of a bank includes the acquisition of all or a substantial portion of the target bank’s assets and liabilities, including all or a substantial portion of its loan portfolio, although we have in the past acquired and may in the future acquire specific lending divisions or loan portfolios. There may be instances when we, under our normal operating procedures, may find after the acquisition that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of the target bank, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below our standards, or our determination of the fair value of any such loan may be inadequate. One or more of these factors might cause us to have additional losses or liabilities, additional loan charge-offs, or increases in allowances for loan losses, which would have a negative impact upon our financial condition and results of operations.
If the goodwill that we record in connection with a business acquisition becomes impaired, it could require charges to earnings.
When we acquire a business, a portion of the purchase price of the acquisition is generally allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2021, our goodwill and other identifiable intangible assets were $998.1 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired. Our annual goodwill impairment evaluation performed during the fourth quarter of 2021 indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.
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
Our banking relationships with the Cuban Embassy and Banco Internacional de Comercia, S.A. (“BICSA”) may increase our compliance risk and compliance costs.
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
Risks Related to the Proposed Acquisition of Happy Bancshares, Inc.
We may fail to realize all of the anticipated benefits of the merger.
The success of the merger of Happy with and into us will depend, in part, on our ability to successfully combine our and Happy organizations. If we are not able to achieve this objective, the anticipated benefits of the merger may not be realized fully or at all or may take longer than expected to be realized.
We and Happy have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process or other factors could result in the loss or departure of key employees, the disruption of the ongoing business of Happy or inconsistencies in standards, controls, procedures and policies. It is also possible that clients, customers, depositors and counterparties of Happy could choose to discontinue their relationships with the combined company post-merger because they prefer doing business with Happy or for any other reason, which would adversely affect the future performance of the combined company. These transition matters could have an adverse effect on each of us and Happy during the pre-merger period and for an undetermined time after the completion of the merger.
The completion of the merger is subject to the consent and approval of the Federal Reserve Board, which may impose conditions that could have an adverse effect on the combined company following the merger.
On December 16, 2021, we received approval from the Arkansas State Banking Board and the Arkansas State Bank Commissioner of its applications for the merger. Before the merger may be completed, however, we and Happy must also obtain approval of the merger from the Federal Reserve Board. The Federal Reserve Board may impose conditions on its granting of such approval. Although we and Happy do not currently expect that any such material conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger. In addition, if there is an adverse development in either company’s regulatory standing, we may be required to withdraw our application for approval of the proposed merger and, if possible, resubmit it after the applicable supervisory concerns have been resolved. Finally, we and Happy have each agreed to use its commercially reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable under applicable law to consummate the merger. Such actions may entail costs and may adversely affect us, Happy, or the combined company following the merger.
The combined company expects to incur substantial expenses related to the merger.
The combined company expects to incur substantial expenses in connection with completing the merger and combining the business, operations, networks, systems, technologies, policies and procedures of the two companies. Although we and Happy have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of their combination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the completion of the merger. In addition, many of these expenses will be incurred regardless of whether the merger is completed. As a result of these expenses, both we and Happy expect to take charges against our respective earnings before and after the completion of the merger. The charges taken in connection with the merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

Risks Related to Owning Our Stock
The rights of our common shareholders are subordinate to the holders of any debt securities that we may issue from time to time and may be subordinate to the holders of any series of preferred stock that may issue in the future.
On April 3, 2017, we issued $300.0 million of 5.625% fixed-to-floating rate subordinated notes, which mature in 2027, and on January 18, 2022, we issued $300.0 million of 3.125% fixed-to-floating rate subordinated notes, which mature in 2032. Because these subordinated notes are senior to our shares of common stock, in the event of our bankruptcy, dissolution or liquidation, the holders of any such subordinated notes then outstanding must be satisfied before any distributions can be made to the holders of our common stock.
As of December 31, 2021, we also have $73.3 million of outstanding subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our capital stock. If we elect to defer or if we default with respect to our obligations to make payments on these subordinated debentures, this would likely have a material adverse effect on the market value of our common stock.
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
Although we have paid a quarterly dividend on our common stock since 2003 and expect to continue this practice, we cannot assure you of our ability to continue. Our ability to pay dividends depends on the following factors, among others:
•We may not have sufficient earnings since our primary source of income, the payment of dividends to us by our bank subsidiary, is subject to federal and state laws that limit the ability of that bank to pay dividends.
•Federal Reserve Board policy requires bank holding companies to pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.
•Before dividends may be paid on our common stock in any year, payments must be made on our subordinated debentures.
•Our board of directors may determine that, even though funds are available for dividend payments, retaining the funds for internal uses, such as expansion of our operations, is a better strategy.
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
Item 2. PROPERTIES
The Company’s main office is located in a Company-owned 33,000 square foot building located at 719 Harkrider Street in downtown Conway, Arkansas. As of December 31, 2021, our bank subsidiary owned or leased a total of 76 branches in Arkansas, 78 branches in Florida, five branches in Alabama and one branch in New York City. The Company also owns or leases other buildings that provide space for operations, mortgage lending and other general purposes. We believe that our banking and other offices are in good condition and are suitable to our needs.
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol “HOMB.” As of February 23, 2022, there were approximately 1,233 stockholders of record of the Company’s common stock.
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
During the three months ended December 31, 2021, the Company utilized a portion of its stock repurchase program most recently amended and approved by the Board of Directors on January 22, 2021. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:
Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1 through October 31, 2021	161,500	$23.98	161,500	22,240,665
November 1 through November 30, 2021	—	—	—	22,240,665
December 1 through December 31, 2021	150,000	23.97	150,000	22,090,665
Total	311,500		311,500
(1)The above described stock repurchase program has no expiration date.

Performance Graph
Below is a graph which summarizes the cumulative return earned by the Company’s stockholders since December 31, 2016, compared with the cumulative total return on the Russell 2000 Index and SNL Bank and Thrift Index. This presentation assumes that the fair value of the investment in the Company's common stock and each index was $100.00 on December 31, 2016 and that the subsequent dividends were reinvested.

Total Return Performance
Home BancShares, Inc.
Russell 2000 Index
SNL Bank and Thrift Index
Index Value
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Home BancShares, Inc.	100.00	85.14	61.09	75.57	77.31	98.87
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
SNL Bank and Thrift Index	100.00	118.21	98.75	135.64	118.33	160.89

Item 6. SELECTED FINANCIAL DATA.
Summary Consolidated Financial Data

	As of or for the Years Ended December 31,
	2021	2020	2019
	(Dollars and shares in thousands, except per share data)
Income statement data:
Total interest income	$625,171	$675,962	$717,988
Total interest expense	52,200	93,407	154,771
Net interest income	572,971	582,555	563,217
Provision for credit losses	(4,752)	129,253	1,325
Net interest income after provision for credit losses	577,723	453,302	561,892
Non-interest income	137,569	111,786	99,516
Non-interest expense	298,517	287,385	275,787
Income before income taxes	416,775	277,703	385,621
Income tax expense	97,754	63,255	96,082
Net income	$319,021	$214,448	$289,539
Per share data:
Basic earnings per common share	$1.94	$1.30	$1.73
Diluted earnings per common share	1.94	1.30	1.73
Book value per common share	16.90	15.78	15.10
Tangible book value per common share (non-GAAP)(1)(2)	10.80	9.70	9.12
Dividends – common	0.56	0.53	0.51
Average common shares outstanding	164,501	165,373	167,804
Average diluted shares outstanding	164,858	165,373	167,804
Performance ratios:
Return on average assets	1.83%	1.33%	1.93%
Return on average assets excluding intangible Amortization (non-GAAP)(3)	1.96	1.45	2.10
Return on average common equity	11.89	8.57	12.01
Return on average tangible common equity excluding intangible amortization (non-GAAP)(1)(4)	19.20	14.59	20.83
Net interest margin(5)	3.66	4.06	4.29
Efficiency ratio	40.81	40.20	40.34
Efficiency ratio, as adjusted (non-GAAP)(6)	42.12	40.36	40.55
Asset quality:
Non-performing assets to total assets	0.29	0.48	0.43
Non-performing loans to total loans	0.51	0.66	0.50
Allowance for credit losses to non-performing loans	471.61	331.10	186.20
Allowance for credit losses to total loans	2.41	2.19	0.94
Net charge-offs to average total loans	0.08	0.11	0.08

Summary Consolidated Financial Data – Continued

	As of the Years Ended December 31,
	2021	2020
	(Dollars and shares in thousands, except per share data)
Balance sheet data (period end):
Total assets	$18,052,138	$16,398,804
Investment securities – available-for-sale	3,119,807	2,473,781
Loans receivable	9,836,089	11,220,721
Allowance for credit losses	236,714	245,473
Intangible assets	998,070	1,003,753
Non-interest-bearing deposits	4,127,878	3,266,753
Total deposits	14,260,570	12,725,790
Subordinated debentures (trust preferred securities)	371,093	370,326
Stockholders' equity	2,765,721	2,605,758
Capital ratios:
Common equity to assets	15.32%	15.89%
Tangible common equity to tangible assets (non-GAAP)(1)(7)	10.36	10.41
Common equity Tier 1 capital	15.37	13.42
Tier 1 leverage ratio(8)	11.11	10.85
Tier 1 risk-based capital ratio	15.98	14.01
Total risk-based capital ratio	19.77	17.75
Dividend payout - common	28.88	40.88
__________________________
(1)Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis.
(2)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 25,” for the non-GAAP tabular reconciliation.
(3)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 26,” for the non-GAAP tabular reconciliation.
(4)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 27,” for the non-GAAP tabular reconciliation.
(5)Fully taxable equivalent (assuming an income tax rate of 25.819% for 2019, 26.135% for 2020 and 25.740% for 2021).
(6)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 29,” for the non-GAAP tabular reconciliation.
(7)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 28,” for the non-GAAP tabular reconciliation.
(8)Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investment securities.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2021, 2020 and 2019. This discussion should be read together with the “Summary Consolidated Financial Data,” our consolidated financial statements and the notes thereto, and other financial data included in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “Company,” “HBI,” “us,” “we” and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank (“Centennial”). As of December 31, 2021, we had, on a consolidated basis, total assets of $18.05 billion, loans receivable, net of $9.60 billion, total deposits of $14.26 billion, and stockholders’ equity of $2.77 billion.
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
Table 1: Key Financial Measures

	As of or for the Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share data)
Total assets	$18,052,138	$16,398,804	$15,032,047
Loans receivable	9,836,089	11,220,721	10,869,710
Allowance for credit losses	(236,714)	(245,473)	(102,122)
Total deposits	14,260,570	12,725,790	11,278,383
Total stockholders’ equity	2,765,721	2,605,758	2,511,531
Net income	319,021	214,448	289,539
Basic earnings per share	$1.94	$1.30	$1.73
Diluted earnings per share	1.94	1.30	1.73
Book value per share	16.90	15.78	15.10
Tangible book value per share (non-GAAP)(1)	10.80	9.70	9.12
Net interest margin	3.66%	4.06%	4.29%
Efficiency ratio	40.81	40.20	40.34
Efficiency ratio, as adjusted (non-GAAP)(2)	42.12	40.36	40.55
Return on average assets	1.83	1.33	1.93
Return on average common equity	11.89	8.57	12.01
(1)See Table 25 for the non-GAAP tabular reconciliation.
(2)See Table 29 for the non-GAAP tabular reconciliation.

2021 Overview
Recent Developments – COVID-19
The Company has been, and may continue to be, impacted by the novel coronavirus (“COVID-19”) pandemic. Throughout 2021, the spread of the Delta and Omicron variants resulted in increased infection rates, fueling fears of a virus resurgence. As a result, significant uncertainty remains about the duration of the pandemic as well as the timing and extent of the economic recovery. We continue to evaluate protocols and processes in place to execute our business continuity plans and help promote the health and safety of our employees and customers. To support our customers or to comply with law, we have deferred loan payments for certain consumer and commercial customers, and we have suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions, and have offered fee waivers, payment deferrals, and other expanded assistance for automobile, mortgage, small business and personal lending customers.
As of December 31, 2021, our loan deferrals decreased to $190.7 million on 26 loans from the December 31, 2020 balance of $330.7 million on 56 loans. All of the customers currently on deferment chose principal deferment only and now have returned to paying interest monthly. The hospitality sector has been most negatively impacted by COVID-19 and represents approximately 76% of the deferment balance as of December 31, 2021. The geographic distribution of these deferrals is similar through all of our markets. Our review of deferment requests required updated interim operating statements, balance sheet and liquidity verifications, and validation of the current risk rating.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) established a new federal economic relief program administered by the Small Business Administration (“SBA”) called the Paycheck Protection Program (“PPP”), which provides for 100% federally guaranteed loans to be issued by participating private financial institutions to small businesses for payroll and certain other permitted expenses. PPP loans are forgivable, in whole or in part, so long as employee and compensation levels of the borrower are maintained, and the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments were deferred for the first six months of the loan. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/HCEA Act”) was signed into law in April 2020. The PPP/HCEA Act authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA. The Consolidated Appropriations Act (“CAA”) was signed into law in December 2020. The CAA also authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA with a term of five years. As of December 31, 2021, as a participating lender, we have generated 12,971 loans to both existing and new customers totaling $1.23 billion. As of December 31, 2021, the outstanding PPP loan balances were $112.8 million. The average loan size was $131,000.
Despite the improvements in the economic and public health outlooks in the United States during 2021, the emergence of the Delta variant during the second quarter and the Omicron variant during the fourth quarter have resulted in significant uncertainty about the future impact of the pandemic on our business, results of operations and financial condition. Should current economic conditions deteriorate or if the pandemic continues to intensify through the spread of more contagious or severe strains of COVID-19, the pandemic could have an adverse effect on our business and results of operations and financial condition.

Results of Operations for the Years Ended December 31, 2021 and 2020
Our net income increased $104.6 million, or 48.8%, to $319.0 million for the year ended December 31, 2021, from $214.4 million for the same period in 2020. On a diluted earnings per share basis, our earnings were $1.94 per share for the year ended December 31, 2021 and $1.30 per share for the year ended December 31, 2020. During the year ended December 31, 2021, the Company did not record a provision for credit losses but did record a $4.8 million negative provision for unfunded commitments compared to a $112.3 million provision for credit losses and a $17.0 million provision for unfunded commitments for a total credit loss expense of $129.3 million for the year ended December 31, 2020. The $4.8 million negative provision for the year ended December 31, 2021 was due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position. The $129.3 million of total credit loss expense for the year ended December 31, 2020 was primarily due to the uncertainty created by the COVID-19 pandemic, with $9.3 million as a result of the acquisition of LH-Finance on February 29, 2020. The Company’s provisioning model is closely tied to unemployment rate projections which have continued to improve since the fourth quarter of 2020. The Company determined that an additional provision for credit losses was not necessary. Despite the improvements in the economic and public health outlooks in the United States during 2021, the emergence of the Delta variant during the second quarter and the Omicron variant during the fourth quarter have resulted in significant uncertainty about the future impact of the pandemic on our business, results of operations and financial condition. As a result, the Company determined that a negative provision for credit losses was not appropriate at this time, and the current level of the allowance for credit losses was considered adequate as of December 31, 2021. The Company also recorded a $7.2 million adjustment for the increase in fair market value of marketable securities, $12.5 million of special dividend income from our equity investments, $5.1 million recovery on historic losses from loans charged-off prior to acquisition, $1.9 million of merger and acquisition expense and a $219,000 gain on sale of investment securities.
Total interest expense decreased by $41.2 million, or 44.1%, and non-interest income increased by $25.8 million, or 23.1%. This was partially offset by a $50.8 million, or 7.5%, decrease in total interest income and a $11.1 million, or 3.9%, increase in non-interest expense. The decrease in interest expense was primarily due to a $38.2 million decrease in interest on deposits and a $1.9 million decrease in interest on FHLB borrowed funds. The increase in non-interest income was primarily due to a $9.2 million increase in the fair value adjustment on marketable securities, an $8.3 million increase in other income, a $5.8 million increase in other service charges and fees, a $2.4 million increase in dividends from FHLB, FRB, FNBB & other and a $1.7 million increase in gain on sale of SBA loans and was partially offset by a $3.4 million decrease in mortgage lending income. The decrease in interest income was primarily due to a $53.4 million decrease in loan interest income. The increase in non-interest expense was due to a $6.8 million increase in salaries and employee benefits, a $5.2 million increase in data processing expense and a $1.2 million increase in merger and acquisition expense and was partially offset by a $1.8 million decrease in occupancy and equipment expense. Income tax expense increased by $34.5 million during 2021 due to an increase in net income.
Our net interest margin decreased from 4.06% for the year ended December 31, 2020 to 3.66% for the year ended December 31, 2021. The yield on interest earning assets was 3.99% and 4.70% for the year ended December 31, 2021 and 2020, respectively, as average interest earning assets increased from $14.50 billion to $15.86 billion. The increase in average earning assets is primarily the result of a $1.84 billion increase in average interest-bearing balances due from banks and a $659.0 million increase in average investment securities, partially offset by the $1.13 billion decrease in average loans receivable. Average PPP loan balances were $434.7 million for the year ended December 31, 2021. These loans bear interest at 1.00% plus the accretion of the deferred origination fee. Including deferred fees, we recognized total interest income of $35.6 million on PPP loans for the year ended December 31, 2021. The PPP loans were accretive to the net interest margin by 13 basis points for the year ended December 31, 2021. This was primarily due to approximately $910.1 million of the Company’s PPP loans being forgiven during 2021 which included the acceleration of $24.8 million in deferred fees for the loans that were forgiven. As of December 31, 2021, the Company had $3.6 million in remaining unamortized PPP fees. The COVID-19 pandemic and the resulting governmental response have created a significant amount of excess liquidity in the market. As a result, we had an increase of $1.84 billion in average interest-bearing cash balances for the year ended December 31, 2021 compared to the year ended December 31, 2020. This excess liquidity was dilutive to the net interest margin by 46 basis points. For the years ended December 31, 2021 and 2020, we recognized $20.2 million and $27.4 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 4 basis points. We recognized $6.7 million in event interest income for the year ended December 31, 2021 compared to $2.1 million in event income for the year ended December 31, 2020. This increased the net interest margin by 3 basis points.
Our efficiency ratio was 40.81% for the year ended December 31, 2021, compared to 40.20% for the same period in 2020. For the year ended December 31, 2021, our efficiency ratio, as adjusted (non-GAAP), was 42.12%, compared to 40.36% reported for the year ended December 31, 2020. (See Table 29 for the non-GAAP tabular reconciliation).

Our return on average assets was 1.83% for the year ended December 31, 2021, compared to 1.33% for the same period in 2020. Our return on average common equity was 11.89% for the year ended December 31, 2021, compared to 8.57% for the same period in 2020.
Financial Condition as of and for the Years Ended December 31, 2021 and 2020
Our total assets as of December 31, 2021 increased $1.65 billion to $18.05 billion from the $16.40 billion reported as of December 31, 2020. Cash and cash equivalents increased $2.39 billion, or 188.84%. The increase in cash and cash equivalents is due to loan paydowns as well as the significant amount of excess liquidity in the market as a continued result of the COVID-19 pandemic and the accompanying governmental response. Our loan portfolio balance decreased $1.38 billion to $9.84 billion as of December 31, 2021, from $11.22 billion as of December 31, 2020. The decrease in the loan portfolio is due to organic loan decline of $822.2 million and $910.1 million of the Company’s PPP loans being forgiven during 2021, which was partially offset by $347.7 million in new PPP loan originations during 2021. Total deposits increased $1.53 billion to $14.26 billion as of December 31, 2021 compared to $12.73 billion as of December 31, 2020, which was due to customers holding higher deposit balances in response to the COVID-19 pandemic as well as the resulting governmental response to the pandemic. Stockholders’ equity increased $160.0 million to $2.77 billion as of December 31, 2021, compared to $2.61 billion as of December 31, 2020. The increase in stockholders’ equity is primarily associated with the $319.0 million in net income, which was partially offset by the $33.7 million decrease in accumulated other comprehensive income, $92.1 million of shareholder dividends paid and the repurchase of $44.5 million of our common stock during 2021. The improvement in stockholders’ equity was 6.1% for the year ended December 31, 2021 compared to December 31, 2020.
As of December 31, 2021, our non-performing loans decreased to $50.2 million, or 0.51%, of total loans from $74.1 million, or 0.66%, of total loans as of December 31, 2020. The allowance for credit losses as a percentage of non-performing loans increased to 471.61% as of December 31, 2021, compared to 331.10% as of December 31, 2020. Non-performing loans from our Arkansas franchise were $13.9 million at December 31, 2021 compared to $24.1 million as of December 31, 2020. Non-performing loans from our Florida franchise were $26.8 million at December 31, 2021 compared to $43.1 million as of December 31, 2020. Non-performing loans from our Alabama franchise were $470,000 at December 31, 2021 compared to $530,000 as of December 31, 2020. Non-performing loans from our SPF franchise were $1.5 million at December 31, 2021 compared to $3.6 million as of December 31, 2020. Non-performing loans from our Centennial CFG franchise were $7.5 million at December 31, 2021 compared to $2.8 million as of December 31, 2020.
As of December 31, 2021, our non-performing assets decreased to $51.8 million, or 0.29%, of total assets from $78.6 million, or 0.48%, of total assets as of December 31, 2020. Non-performing assets from our Arkansas franchise were $14.4 million at December 31, 2021 compared to $25.6 million as of December 31, 2020. Non-performing assets from our Florida franchise were $27.9 million at December 31, 2021 compared to $46.0 million as of December 31, 2020. Non-performing assets from our Alabama franchise were $470,000 at December 31, 2021 compared to $564,000 as of December 31, 2020. Non-performing assets from our SPF franchise were $1.5 million at December 31, 2021 compared to $3.6 million as of December 31, 2020. Non-performing assets from our CFG franchise were $7.5 million at December 31, 2021 compared to $2.8 million as of December 31, 2020.
The $7.5 million balance of non-accrual loans for our Centennial CFG market consists of two loans that are assessed for Credit risk by the Federal Reserve under the Shared National Credit Program. The decision to place these loans on non-accrual status was made by the Federal Reserve and not the Company. The loans that make up the total balance are still current on both principal and interest. However, all interest payments are currently being applied to the principal balance. Because the Federal Reserve required us to place these loans on non-accrual status, we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve.

2020 Overview
Results of Operations for the Years Ended December 31, 2020 and 2019
Our net income decreased $75.1 million, or 25.9%, to $214.4 million for the year ended December 31, 2020, from $289.5 million for the same period in 2019. On a diluted earnings per share basis, our earnings were $1.30 per share for the year ended December 31, 2020 and $1.73 per share for the year ended December 31, 2019. As a result of COVID-19, the unemployment rate projections significantly increased from January 1, 2020 through December 31, 2020. Additionally, the ongoing uncertainties related to the COVID-19 pandemic resulted in the Company increasing reserves on deferred loans and loans 30 days or more past maturity. These impacts of COVID-19 resulted in the Company recording a $102.1 million provision for credit losses on loans, an $842,000 provision for credit losses on investment securities, and a $2.0 million write-down for the fair value adjustment on marketable securities. The Company also recorded a $17.0 million provision for unfunded commitments which was due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from January 1, 2020 to December 31, 2020, due to COVID-19. We incurred $10.0 million of expense as a result of our LH-Finance acquisition, which we completed on February 29, 2020, including $9.3 million for the provision for credit losses and $711,000 of acquisition expenses. The acquired loan portfolio is now housed in our SPF division. The Company also had $1.1 million of expense for outsourced special projects, $10.2 million of special dividend income from one of our equity investments and $981,000 of increased depreciation expense related to the second quarter write-off of the Company’s Marathon, Florida branch office, which the Company made the strategic decision to demolish and rebuild at its existing location. The summation of all these items resulted in net expense of $123.8 million, or $91.5 million after tax.
Total interest income decreased $42.0 million, or 5.9%, and non-interest expense increased $11.6 million, or 4.2%. This was offset by a $61.4 million, or 39.6%, decrease in total interest expense and a $12.3 million, or 12.3%, increase in non-interest income. The primary drivers of the decrease in interest income were a $33.0 million decrease in loan interest income, a $5.7 million increase in investment security income and a $3.3 million decrease in interest income on deposits with other banks. The increase in non-interest expense was primarily due to a $9.8 million increase in salaries and employee benefits, a $3.0 million increase in occupancy and equipment expense, a $2.9 million increase in data processing expense, partially offset by a $4.7 million decrease in other operating expenses. The decrease in interest expense was due to a $51.0 million decrease in interest on deposits and a $7.7 million decrease in interest on FHLB borrowed funds. The increase in non-interest income was primarily due to a $14.8 million increase in mortgage lending income, a $4.8 million increase in dividend income from FHLB, FRB, FNBB and other equity investments, and a $3.8 million increase in other income, partially offset by a $4.5 million decrease in service charges on deposit accounts, a $3.4 million decrease in other service charges and fees and a $2.0 million write-down for the fair value adjustment on marketable securities. Income tax expense decreased by $32.8 million during the year due a reduction in net income as well as $3.7 million in tax expense incurred in the third quarter of 2019 due to the Company surrendering $47.5 million of underperforming separate account bank owned life insurance.
Our net interest margin decreased from 4.29% for the year ended December 31, 2019 to 4.06% for the year ended December 31, 2020. The yield on interest earning assets was 4.70% and 5.45% for the year ended December 31, 2020 and 2019, respectively, as average interest earning assets increased from $13.26 billion to $14.50 billion. The increase in average earning assets is primarily the result of a $542.5 million increase in average loans receivable, a $506.6 million increase in average interest-bearing balances due from banks and a $187.9 million increase in average investment securities. Average PPP loan balances were $547.3 million for the year ended December 31, 2020. These loans bear interest at 1.00% plus the accretion of the origination fee. We recognized total interest income of $19.2 million on PPP loans for the year ended December 31, 2020. The PPP loans were dilutive to the net interest margin by 2 basis points for the year ended December 31, 2020. As a result of the significant excess liquidity in the market created by the COVID-19 pandemic and the resulting government responses, we had an increase of $506.6 million in average interest-bearing cash balances for the year ended December 31, 2020 compared to the year ended December 31, 2019. This excess liquidity was dilutive to the net interest margin by 17 basis points. For the year ended December 31, 2020 and 2019, we recognized $27.4 million and $35.9 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 5 basis points. We recognized $2.1 million event interest income for the year ended December 31, 2020 compared to $3.3 million for the year ended December 31, 2019. This was dilutive to the net interest margin by 1 basis point. The rate on interest bearing liabilities was 0.89% and 1.55% for the year ended December 31, 2020 and 2019, respectively, as average interest-bearing liabilities increased from $10.02 billion to $10.50 billion. The reduction in yield on loans due to the low interest rate on PPP loans, the impact of the excess liquidity, the reduction in accretion income, and the reduction in loan payoff events, reduced the net interest margin by 25 basis points for the year ended December 31, 2020.

Our efficiency ratio was 40.20% for the year ended December 31, 2020, compared to 40.34% for the same period in 2019. For the year ended December 31, 2020, our efficiency ratio, as adjusted (non-GAAP), was 40.36%, compared to 40.55% reported for the year ended December 31, 2019. (See Table 29 for the non-GAAP tabular reconciliation).
Our return on average assets was 1.33% for the year ended December 31, 2020, compared to 1.93% for the same period in 2019. Our return on average common equity was 8.57% for the year ended December 31, 2020, compared to 12.01% for the same period in 2019.
Financial Condition as of and for the Years Ended December 31, 2020 and 2019
Our total assets as of December 31, 2020 increased $1.37 billion to $16.40 billion from the $15.03 billion reported as of December 31, 2019. Cash and cash equivalents increased $773.2 million, or 157.6%, due to the significant excess liquidity in the market created by the COVID-19 pandemic and the accompanying governmental response. Our loan portfolio balance increased $351.0 million to $11.22 billion as of December 31, 2020, from $10.87 billion as of December 31, 2019. The increase in the loan portfolio is due to the $675.2 million of PPP loans as well as the acquisition of $406.2 million of loans from LH-Finance during the first quarter of 2020, which was offset by $730.4 million in organic loan decline for the year ended December 31, 2020. Total deposits increased $1.45 billion to $12.73 billion as of December 31, 2020 compared to $11.28 billion as of December 31, 2019, which was due to customers holding higher deposit balances in response to the COVID-19 pandemic as well as the resulting governmental response to the pandemic. Stockholders’ equity increased $94.2 million to $2.61 billion as of December 31, 2020, compared to $2.51 billion as of December 31, 2019. The increase in stockholders’ equity is primarily associated with the $214.4 million in net income and the $27.9 million increase in accumulated other comprehensive income, which were partially offset by the $44.0 million impact of the adoption of ASC 326, $87.7 million of shareholder dividends paid and the repurchase of $25.7 million of our common stock during 2020. The improvement in stockholders’ equity was 3.8% for the year ended December 31, 2020 compared to December 31, 2019.
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
Critical Accounting Policies and Estimates
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
Revenue Recognition. Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The majority of our revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as our loans, letters of credit, investment securities and mortgage lending income, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC Topic 606, which are presented in our income statements as components of non-interest income are as follows:
•Service charges on deposit accounts – These represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.
•Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310. Interchange fees were $16.4 million and $14.8 million for the years ended December 31, 2021 and December 31, 2020, respectively. Centennial CFG loan fees were $11.9 million and $8.3 million for the years ended December 31, 2021 and December 31, 2020, respectively.
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
The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As of December 31, 2019, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available-for-sale securities was not material. However, the Company evaluated the investment portfolio during 2020 and determined that an $842,000 provision for credit losses was necessary. No additional provision was deemed necessary during the remainder of 2020 or for the 2021. See Note 3 for further discussion.
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
The allowance for credit losses on loans receivable is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed and expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
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

The allowance for credit losses is measured based on call report segment as these types of loans exhibit similar risk characteristics. The identified loan segments are as follows:
•1-4 family construction
•All other construction
•1-4 family revolving home equity lines of credit (“HELOC”) & junior liens
•1-4 family senior liens
•Multifamily
•Owner occupies commercial real estate
•Non-owner occupied commercial real estate
•Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•Consumer auto
•Other consumer
•Other consumer - SPF
The allowance for credit losses for each segment is measured through the use of the discounted cash flow method. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually that are considered to be collateral dependent are not included in the collective evaluation. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. For loans that are not considered to be collateral dependent, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation if a specific reserve is not recorded.
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies:
•Management has a reasonable expectation at the reporting date that troubled debt restructuring will be executed with an individual borrower.
•The extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factors ("Q-Factor") and other qualitative adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor and other qualitative adjustments include, among other things, the impact of (i) changes in lending policies, procedures and strategies; (ii) changes in nature and volume of the portfolio; (iii) staff experience; (iv) changes in volume and trends in classified loans, delinquencies and nonaccruals; (v) concentration risk; (vi) trends in underlying collateral values; (vii) external factors such as competition, legal and regulatory environment; (viii) changes in the quality of the loan review system and (ix) economic conditions.
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
Acquisition of Marine Portfolio
On February 4, 2022, the Company completed the purchase of the performing marine loan portfolio of Utah-based LendingClub Bank (“LendingClub”). Under the terms of the purchase agreement with LendingClub, the Company acquired yacht loans totaling approximately $238 million. This portfolio of loans will be housed within the Company's Shore Premier Finance division, which will be responsible for servicing the acquired loan portfolio and originating new loan production. Upon completion of the acquisition, SPF has total loans receivable of approximately $1.13 billion.
Future Acquisition of Happy Bancshares, Inc.
On September 15, 2021, the Company and Centennial entered into an Agreement and Plan of Merger (the “Agreement”) with Happy Bancshares, Inc., a Texas corporation (“Happy”), and its wholly-owned bank subsidiary, Happy State Bank, a Texas banking association (“HSB”), under which the Company and Centennial will acquire Happy and HSB. The Agreement, as amended on October 18, 2021 and further amended on November 8, 2021, provides that, in a series of transactions, an acquisition subsidiary of the Company will merge into Happy and Happy will merge into the Company, with the Company as the surviving entity (collectively, the “Merger”). As soon as reasonably practicable following the Merger, HSB will merge into Centennial, with Centennial as the surviving entity.

Under the terms of the Agreement, as amended, the Company will issue approximately 42.3 million shares of its common stock to the shareholders of Happy upon the completion of the Merger. No cash consideration will be paid in connection with the Merger, except that holders of outstanding shares of Happy common stock at the time of the Merger will receive cash payments in lieu of any fractional shares of Company common stock to which they are otherwise entitled in connection with the Merger. In addition, the Company expects to pay an aggregate of up to approximately $11.0 million in cash in cancellation of certain stock appreciation rights issued by Happy that remain outstanding at the time of the Merger.
Subject to the terms and conditions set forth in the Agreement, as amended, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of Happy will be converted into the right to receive, without interest, 2.17 shares of the Company’s common stock (the “Merger Consideration”). Each unvested restricted share of Happy common stock outstanding at the Effective Time will fully vest and be converted into the right to receive the Merger Consideration. In addition, at the Effective Time, each outstanding option to purchase Happy common stock will be cancelled and converted into the right to receive the number of whole shares of the Company’s common stock, together with any cash in lieu of fractional shares, equal to the product of (i) the number of shares of Happy common stock subject to the option, multiplied by (ii) the excess, if any, of the Merger Consideration value over the exercise price of the option, less applicable tax withholdings, divided by (iii) the Company’s Average Closing Price (defined below). Similarly, each stock appreciation right of Happy outstanding at the Effective Time will be cancelled and converted into the right to receive a cash payment, without interest, equal to the product of (i) the number of shares of Happy common stock subject to the stock appreciation right, multiplied by (ii) the excess, if any, of the Merger Consideration value over the grant price of the stock appreciation right, less applicable tax withholdings. For purposes of these calculations, the Merger Consideration value will be determined using a volume-weighted average closing price of the Company’s common stock as reported on the New York Stock Exchange over the 20 consecutive trading day period ending on the third business day prior to the closing of the Merger (“the Company’s Average Closing Price”), multiplied by 2.17.
The Merger is expected to close during the first quarter of 2022, and is subject to regulatory approvals and other conditions set forth in the Agreement. The Company received approval for the merger from the Arkansas State Banking Board and the Arkansas State Bank Commissioner as well as the approval of the shareholders of each company in December of 2021.
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
As of December 31, 2021, we had 160 branch locations. There were 76 branches in Arkansas, 78 branches in Florida, five branches in Alabama and one branch in New York City.

Results of Operations for the Years Ended December 31, 2021, 2020 and 2019
Our net income increased $104.6 million, or 48.8%, to $319.0 million for the year ended December 31, 2021, from $214.4 million for the same period in 2020. On a diluted earnings per share basis, our earnings were $1.94 per share for the year ended December 31, 2021 and $1.30 per share for the year ended December 31, 2020. During the year ended December 31, 2021, the Company did not record a provision for credit losses but did record a $4.8 million negative provision for unfunded commitments compared to a $112.3 million provision for credit losses and a $17.0 million provision for unfunded commitments for a total credit loss expense of $129.3 million for the year ended December 31, 2020. The $4.8 million negative provision for the year ended December 31, 2021 was due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position. The $129.3 million of total credit loss expense for the year ended December 31, 2020 was primarily due to the uncertainty created by the COVID-19 pandemic, with $9.3 million as a result of the acquisition of LH-Finance on February 29, 2020. The Company’s provisioning model is closely tied to unemployment rate projections which have continued to improve since the fourth quarter of 2020. The Company determined that an additional provision for credit losses was not necessary. Despite the improvements in the economic and public health outlooks in the United States during 2021, the emergence of the Delta variant during the second quarter and the Omicron variant during the fourth quarter have resulted in significant uncertainty about the future impact of the pandemic on our business, results of operations and financial condition. As a result, the Company determined that a negative provision for credit losses was not appropriate at this time, and the current level of the allowance for credit losses was considered adequate as of December 31, 2021. The Company also recorded a $7.2 million adjustment for the increase in fair market value of marketable securities, $12.5 million of special dividend income from our equity investments, $5.1 million recovery on historic losses from loans charged-off prior to acquisition, $1.9 million of merger and acquisition expense and a $219,000 gain on sale of investment securities.
Our net income decreased $75.1 million, or 25.9%, to $214.4 million for the year ended December 31, 2020, from $289.5 million for the same period in 2019. On a diluted earnings per share basis, our earnings were $1.30 per share for the year ended December 31, 2020 and $1.73 per share for the year ended December 31, 2019. As a result of COVID-19, the unemployment rate projections significantly increased from January 1, 2020 through December 31, 2020. Additionally, the ongoing uncertainties related to the COVID-19 pandemic resulted in the Company increasing reserves on deferred loans and loans 30 days or more past maturity. These impacts of COVID-19 resulted in the Company recording a $102.1 million provision for credit losses on loans, an $842,000 provision for credit losses on investment securities, and a $2.0 million write-down for the fair value adjustment on marketable securities. The Company also recorded a $17.0 million provision for unfunded commitments which was due to an increase in the expected funding percentages for the Company’s unfunded commitments as well as an increase in the unemployment rate projections from January 1, 2020 to December 31, 2020, due to COVID-19. We incurred $10.0 million of expense as a result of our LH-Finance acquisition, which we completed on February 29, 2020, including $9.3 million for the provision for credit losses and $711,000 of acquisition expenses. The acquired loan portfolio is now housed in our SPF division. The Company also had $1.1 million of expense for outsourced special projects, $10.2 million of special dividend income from one of our equity investments and $981,000 of increased depreciation expense related to the second quarter write-off of the Company’s Marathon, Florida branch office, which the Company made the strategic decision to demolish and rebuild at its existing location. The summation of all these items resulted in net expense of $123.8 million, or $91.5 million after tax.
Net Interest Income
Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (25.740% for the year ended December 31, 2021, 26.135% for the year ended December 31, 2020 and 25.819% for year ended December 31, 2019).
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve lowered the target rate three times during 2019. First, the target rate was lowered to 2.00% to 2.25% on July 31, 2019; second, the rate was lowered on September 18, 2019 to 1.75% to 2.00%; and third, the rate was lowered on October 30, 2019 to 1.50% to 1.75%. The Federal Reserve lowered the target rate two times in 2020. First, the target rate was lowered to 1.00% to 1.25% on March 3, 2020; second, the rate was lowered to 0.00% to 0.25% on March 15, 2020. The target rate is currently at 0.00% to 0.25% as of December 31, 2021.

Our net interest margin decreased from 4.06% for the year ended December 31, 2020 to 3.66% for the year ended December 31, 2021. The yield on interest earning assets was 3.99% and 4.70% for the year ended December 31, 2021 and 2020, respectively, as average interest earning assets increased from $14.50 billion to $15.86 billion. The increase in average earning assets is primarily the result of a $1.84 billion increase in average interest-bearing balances due from banks and a $659.0 million increase in average investment securities, partially offset by the $1.13 billion decrease in average loans receivable. Average PPP loan balances were $434.7 million for the year ended December 31, 2021. These loans bear interest at 1.00% plus the accretion of the deferred origination fee. Including deferred fees, we recognized total interest income of $35.6 million on PPP loans for the year ended December 31, 2021. The PPP loans were accretive to the net interest margin by 13 basis points for the year ended December 31, 2021. This was primarily due to approximately $910.1 million of the Company’s PPP loans being forgiven during 2021 which included the acceleration of $24.8 million in deferred fees for the loans that were forgiven. As of December 31, 2021, the Company had $3.6 million in remaining unamortized PPP fees. The COVID-19 pandemic and the resulting governmental response have created a significant amount of excess liquidity in the market. As a result, we had an increase of $1.84 billion in average interest-bearing cash balances for the year ended December 31, 2021 compared to the year ended December 31, 2020. This excess liquidity was dilutive to the net interest margin by 46 basis points. For the years ended December 31, 2021 and 2020, we recognized $20.2 million and $27.4 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 4 basis points. We recognized $6.7 million in event interest income for the year ended December 31, 2021 compared to $2.1 million in event income for the year ended December 31, 2020. This increased the net interest margin by 3 basis points.
Net interest income on a fully taxable equivalent basis decreased $8.5 million, or 1.45%, to $580.1 million for the year ended December 31, 2021, from $588.6 million for the same period in 2020. This decrease in net interest income was the result of a $49.7 million decrease in interest income, partially offset by a $41.2 million decrease in interest expense on a fully taxable equivalent basis. The $49.7 million decrease in interest income was primarily the result of higher levels of earning assets at lower yields. Although our interest earning assets increased, our average loan balances decreased by $1.13 billion while average interest-bearing balances due from banks increased by $1.84 billion. The lower yield on earning assets resulted in a decrease in interest income of approximately $5.9 million, and the change in composition of earning assets at lower yields resulted in a decrease in interest income of approximately $43.8 million. The lower yield was primarily driven by the decrease in income on loans of $53.6 million, which was partially offset by an increase in income on investment securities of $2.2 million and a $1.7 million increase in income on interest-bearing balances due from banks. The decrease in interest income also reflected a $7.2 million decrease in loan accretion income. The $41.2 million decrease in interest expense was primarily the result of interest-bearing liabilities repricing in a decreasing interest rate environment, which lowered interest expense by $34.9 million, as well as a $6.3 million decrease in interest expense resulting from a change in the composition of average interest bearing liabilities. The decrease in interest expense was primarily driven by a $38.2 million decrease in interest expense on deposits and a $1.9 million decrease in interest expense on FHLB borrowed funds.
Our net interest margin decreased from 4.29% for the year ended December 31, 2019 to 4.06% for the year ended December 31, 2020. The yield on interest earning assets was 4.70% and 5.45% for the year ended December 31, 2020 and 2019, respectively, as average interest earning assets increased from $13.26 billion to $14.50 billion. The increase in average earning assets is primarily the result of a $542.5 million increase in average loans receivable, a $506.6 million increase in average interest-bearing balances due from banks and a $187.9 million increase in average investment securities. Average PPP loan balances were $547.3 million for the year ended December 31, 2020. These loans bear interest at 1.00% plus the accretion of the origination fee. We recognized total interest income of $19.2 million on PPP loans for the year ended December 31, 2020. The PPP loans were dilutive to the net interest margin by 2 basis points for the year ended December 31, 2020. As a result of the significant excess liquidity in the market created by the COVID-19 pandemic and the resulting government responses, we had an increase of $506.6 million in average interest-bearing cash balances for the year ended December 31, 2020 compared to the year ended December 31, 2019. This excess liquidity was dilutive to the net interest margin by 17 basis points. For the year ended December 31, 2020 and 2019, we recognized $27.4 million and $35.9 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 5 basis points. We recognized $2.1 million event interest income for the year ended December 31, 2020 compared to $3.3 million for the year ended December 31, 2019. This was dilutive to the net interest margin by 1 basis point. The rate on interest bearing liabilities was 0.89% and 1.55% for the year ended December 31, 2020 and 2019, respectively, as average interest-bearing liabilities increased from $10.02 billion to $10.50 billion. The reduction in yield on loans due to the low interest rate on PPP loans, the impact of the excess liquidity, the reduction in accretion income, and the reduction in loan payoff events, reduced the net interest margin by 25 basis points for the year ended December 31, 2020.

Net interest income on a fully taxable equivalent basis increased $20.1 million, or 3.5%, to $588.6 million for the year ended December 31, 2020, from $568.5 million for the same period in 2019. This increase in net interest income was the result of a $61.4 million decrease in interest expense partially offset by a $41.3 million decrease in interest income. The $41.3 million decrease in interest income was primarily the result lower yields on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $43.1 million. The $61.4 million decrease in interest expense was primarily the result of our interest-bearing liabilities repricing in a lower interest rate environment. The lower yield on our interest earning assets resulted in an approximately $84.3 million decrease in interest income. The repricing of our interest-bearing liabilities in a lower interest rate environment resulted in an approximately $62.2 million decrease in interest expense. The higher level of our interest-bearing liabilities resulted in an increase in interest expense of approximately $797,000.
Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2021, 2020 and 2019, as well as changes in fully taxable equivalent net interest margin for the years 2021 compared to 2020 and 2020 compared to 2019.
Table 2: Analysis of Net Interest Income

	Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Interest income	$625,171	$675,962	$717,988
Fully taxable equivalent adjustment	7,079	6,015	5,255
Interest income – fully taxable equivalent	632,250	681,977	723,243
Interest expense	52,200	93,407	154,771
Net interest income – fully taxable equivalent	$580,050	$588,570	$568,472
Yield on earning assets – fully taxable equivalent	3.99%	4.70%	5.45%
Cost of interest-bearing liabilities	0.49	0.89	1.55
Net interest spread – fully taxable equivalent	3.50	3.81	3.90
Net interest margin – fully taxable equivalent	3.66	4.06	4.29
Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2021 vs. 2020	2020 vs. 2019
	(In thousands)
(Decrease) increase in interest income due to change in earning assets	$(43,840)	$43,052
(Decrease) increase in interest income due to change in earning asset yields	(5,887)	(84,318)
Decrease (increase) in interest expense due to change in interest-bearing liabilities	6,325	(797)
Decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	34,882	62,161
(Decrease) increase in net interest income	$(8,520)	$20,098
Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2021, 2020 and 2019. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31,
	2021			2020			2019
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$2,596,460	$3,515	0.14%	$761,174	$1,849	0.24%	$254,548	$5,188	2.04%
Federal funds sold	71	—	—	1,330	21	1.58	1,421	34	2.39
Investment securities – taxable	2,031,139	30,054	1.48	1,653,159	32,596	1.97	1,663,512	41,406	2.49
Investment securities – non-taxable	858,503	26,017	3.03	577,444	21,262	3.68	379,232	17,026	4.49
Loans receivable	10,375,457	572,664	5.52	11,504,123	626,249	5.44	10,961,599	659,589	6.02
Total interest-earning assets	15,861,630	632,250	3.99	14,497,230	681,977	4.70	13,260,312	723,243	5.45
Non-earning assets	1,597,355			1,640,064			1,768,188
Total assets	$17,458,985			$16,137,294			$15,028,500
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest- bearing transaction accounts	$8,716,004	$15,956	0.18%	$7,686,621	$36,084	0.47%	$6,674,493	$77,194	1.16%
Time deposits	1,087,875	8,980	0.83	1,756,138	27,026	1.54	1,972,040	36,910	1.87
Total interest-bearing deposits	9,803,879	24,936	0.25	9,442,759	63,110	0.67	8,646,533	114,104	1.32
Federal funds purchased	—	—	—	1,557	13	0.83	2,895	54	1.87
Securities sold under agreement to repurchase	151,190	497	0.33	151,573	1,167	0.77	149,665	2,544	1.70
FHLB borrowed funds	400,000	7,604	1.90	534,608	9,506	1.78	848,969	17,209	2.03
Subordinated debentures	370,712	19,163	5.17	369,943	19,611	5.30	369,175	20,860	5.65
Total interest-bearing liabilities	10,725,781	52,200	0.49	10,500,440	93,407	0.89	10,017,237	154,771	1.55
Non-interest-bearing liabilities
Non-interest-bearing deposits	3,924,341			2,998,560			2,489,254
Other liabilities	124,724			135,094			111,156
Total liabilities	14,774,846			13,634,094			12,617,647
Stockholders’ equity	2,684,139			2,503,200			2,410,853
Total liabilities and stockholders’ equity	$17,458,985			$16,137,294			$15,028,500
Net interest spread			3.50%			3.81%			3.90%
Net interest income and margin		$580,050	3.66		$588,570	4.06		$568,472	4.29

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2021 compared to 2020 and 2020 compared to 2019 on a fully taxable equivalent basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Years Ended December 31,
	2021 over 2020			2020 over 2019
	Volume	Yield / Rate	Total	Volume	Yield / Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$2,791	$(1,125)	$1,666	$4,021	$(7,360)	$(3,339)
Federal funds sold	(10)	(11)	(21)	(2)	(11)	(13)
Investment securities – taxable	6,563	(9,105)	(2,542)	(256)	(8,554)	(8,810)
Investment securities – non-taxable	9,006	(4,251)	4,755	7,708	(3,472)	4,236
Loans receivable	(62,190)	8,605	(53,585)	31,581	(64,921)	(33,340)
Total interest income	(43,840)	(5,887)	(49,727)	43,052	(84,318)	(41,266)
Interest expense:
Interest-bearing transaction and savings deposits	4,302	(24,430)	(20,128)	10,292	(51,402)	(41,110)
Time deposits	(8,135)	(9,911)	(18,046)	(3,767)	(6,117)	(9,884)
Federal funds purchased	(7)	(7)	(13)	(19)	(22)	(41)
Securities sold under agreement to repurchase	(3)	(667)	(670)	32	(1,409)	(1,377)
FHLB borrowed funds	(2,523)	621	(1,902)	(5,784)	(1,919)	(7,703)
Subordinated debentures	41	(489)	(448)	43	(1,292)	(1,249)
Total interest expense	(6,325)	(34,882)	(41,207)	797	(62,161)	(61,364)
Increase (decrease) in net interest income	$(37,515)	$28,995	$(8,520)	$42,255	$(22,157)	$20,098
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

Credit Loss Expense: During the year ended December 31, 2021, the Company did not record a provision for credit losses but did record a $4.8 million negative provision for unfunded commitments for a total credit loss benefit of $4.8 million compared to a $112.3 million provision for credit losses and a $17.0 million provision for unfunded commitments for a total credit loss expense of $129.3 million for the year ended December 31, 2020. The $4.8 million negative provision for the year ended December 31, 2021 was due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position. The $129.3 million of total credit loss expense for the year ended December 31, 2020 was primarily due to the COVID-19 pandemic, with $9.3 million for the acquisition of LH-Finance on February 29, 2020. The Company’s provisioning model is closely tied to unemployment rate projections which have continued to improve since the fourth quarter of 2020. The Company determined that an additional provision for credit losses was not necessary. Despite the improvements in the economic and public health outlooks in the United States during 2021, the emergence of the Delta variant during the second quarter and the Omicron variant during the fourth quarter have resulted in significant uncertainty about the future impact of the pandemic on our business, results of operations and financial condition. As a result, the Company determined that a negative provision for credit losses was not appropriate at this time, and the current level of the allowance for credit losses was considered adequate as of December 31, 2021. Net charge-offs to average total loans decreased to 0.08% for the year ended December 31, 2021 from 0.11% for the year ended December 31, 2020. In addition, non-performing loans to total loans decreased from 0.66% as of December 31, 2020 to 0.51% as of December 31, 2021.
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
The allowance for credit losses is measured based on call report segment as these types of loan exhibit similar risk characteristics. The identified loan segments are as follows:
•1-4 family construction
•All other construction
•1-4 family revolving home equity lines of credit (“HELOC”) & junior liens
•1-4 family senior liens
•Multifamily
•Owner occupies commercial real estate
•Non-owner occupied commercial real estate
•Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•Consumer auto
•Other consumer
•Other consumer - SPF
The allowance for credit losses for each segment is measured through the use of the discounted cash flow method. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually that are considered to be collateral dependent are not included in the collective evaluation. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. For loans that are not considered to be collateral dependent, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation if a specific reserve is not recorded.
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
Non-Interest Income
Total non-interest income was $137.6 million in 2021, compared to $111.8 million in 2020 and $99.5 million in 2019. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.
Table 6 measures the various components of our non-interest income for the years ended December 31, 2021, 2020, and 2019, respectively, as well as changes for the years 2021 compared to 2020 and 2020 compared to 2019.
Table 6: Non-Interest Income

	Years Ended December 31,			2021 Change from 2020		2020 Change from 2019
	2021	2020	2019
	(Dollars in thousands)
Service charges on deposit accounts	$22,276	$21,381	$25,930	$895	4.2%	$(4,549)	(17.5)%
Other service charges and fees	36,451	30,686	34,086	5,765	18.8	(3,400)	(10.0)
Trust fees	1,960	1,633	1,566	327	20.0	67	4.3
Mortgage lending income	25,676	29,065	14,303	(3,389)	(11.7)	14,762	103.2
Insurance commissions	1,943	1,848	2,278	95	5.1	(430)	(18.9)
Increase in cash value of life insurance	2,049	2,200	2,752	(151)	(6.9)	(552)	(20.1)
Dividends from FHLB, FRB, FNBB & other	14,835	12,472	7,707	2,363	18.9	4,765	61.8
Gain on sale of SBA loans	2,380	645	1,573	1,735	269.0	(928)	(59.0)
(Loss) gain on sale of branches, equipment and other assets, net	(105)	326	(3)	(431)	(132.2)	329	10,966.7
Gain on OREO, net	2,003	1,132	757	871	76.9	375	49.5
Gain (loss) on securities, net	219	—	(2)	219	100.0	2	100.0
Fair value adjustment for marketable securities	7,178	(1,978)	—	9,156	462.9	(1,978)	(100.0)
Other income	20,704	12,376	8,569	8,328	67.3	3,807	44.4
Total non-interest income	$137,569	$111,786	$99,516	$25,783	23.1%	$12,270	12.3
Non-interest income increased $25.8 million, or 23.1%, to $137.6 million for the year ended December 31, 2021 from $111.8 million for the same period in 2020. The primary factors that resulted in this increase were the impact of fair value adjustment for marketable securities which increased non-interest income by $9.2 million, the $8.3 million increase in other income and the $5.8 million increase in other service charges and fees. Other factors were changes related mortgage lending income, dividends from FHLB, FRB, FNBB & other and gain on sale of SBA loans.
Additional details for the year ended December 31, 2021 on some of the more significant changes are as follows:
•The $5.8 million increase in other service charges and fees is primarily due to an increase in Centennial CFG property finance loan fees and Mastercard income.
•The $3.4 million decrease in mortgage lending income is primarily due to a decrease in volume of secondary market loans from the peak in 2020.
•The $2.4 million increase in dividends from FHLB, FRB, FNBB & other is primarily due to an increase in special dividends from equity investments.

•The $1.7 million increase in gain on sale of SBA loans is primarily due to the increase in loan sales during 2021.
•The $9.2 million gain in the fair value adjustment for marketable securities is related to an increase in the fair market value of marketable securities held by the Company.
•The $8.3 million increase in other income is primarily due to a $6.3 million increase in additional income for items previously charged off and a $2.2 million increase in investment brokerage fee income.
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
Additional details for the year ended December 31, 2020 on some of the more significant changes are as follows:
•The $4.5 million decrease in service charges on deposit accounts is primarily related to a decrease in overdraft fees resulting from changes in consumer spending habits leading consumers to hold higher deposit balances in response to the COVID-19 pandemic.
•The $3.4 million decrease in other service charges and fees is primarily due to the reduction in Centennial CFG property finance loan fees and wire service charges.
•The $14.8 million increase in mortgage lending income is primarily due to the increase in volume of secondary market loan sales driven by the current low interest rate environment.
•The $552,000 decrease in the cash value of life insurance is due to the Company surrendering $47.5 million of underperforming separate account bank owned life insurance (“BOLI”) during 2019.
•The $4.8 million increase in dividends from FHLB, FRB, FNBB & other is primarily the result of $10.2 million in special dividends from an equity investment received during 2020, compared to $3.0 million received during 2019. This was partially offset by a decrease in dividend income from the FRB and FHLB.
•The $928,000 million decrease in gain on sale of SBA loans is primarily due a reduction in volume of sales of SBA loans in 2020.
•The $2.0 million loss in the fair value adjustment for marketable securities is related to the decline in the fair market value of a marketable security acquired by the Company in 2020.
•The $3.8 million increase in other income is primarily due to a $2.7 million increase in additional income for items previously charged off, a $452,000 increase in gain on life insurance and an $873,000 increase in investment brokerage fee income.
Non-Interest Expense
Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.
Table 7 below sets forth a summary of non-interest expense for the years ended December 31, 2021, 2020, and 2019, as well as changes for the years ended 2021 compared to 2020 and 2020 compared to 2019.

Table 7: Non-Interest Expense

	Years Ended December 31,			2021 Change from 2020		2020 Change from 2019
	2021	2020	2019
	(Dollars in thousands)
Salaries and employee benefits	$170,755	$163,950	$154,177	$6,805	4.2%	$9,773	6.3%
Occupancy and equipment	36,631	38,412	35,452	(1,781)	(4.6)	2,960	8.3
Data processing expense	24,280	19,032	16,161	5,248	27.6	2,871	17.8
Merger expense	1,886	711	—	1,175	165.3	711	100.0
Other operating expenses:
Advertising	4,855	3,999	4,687	856	21.4	(688)	(14.7)
Amortization of intangibles	5,683	5,844	6,324	(161)	(2.8)	(480)	(7.6)
Electronic banking expense	9,817	8,477	7,525	1,340	15.8	952	12.7
Directors' fees	1,614	1,624	1,602	(10)	(0.6)	22	1.4
Due from bank service charges	1,044	975	1,081	69	7.1	(106)	(9.8)
FDIC and state assessment	5,472	6,494	4,468	(1,022)	(15.7)	2,026	45.3
Hurricane expense	—	—	897	—	—	(897)	(100.0)
Insurance	3,118	3,018	2,846	100	3.3	172	6.0
Legal and accounting	3,703	4,222	5,017	(519)	(12.3)	(795)	(15.8)
Other professional fees	6,950	8,150	10,213	(1,200)	(14.7)	(2,063)	(20.2)
Operating supplies	1,915	1,988	2,021	(73)	(3.7)	(33)	(1.6)
Postage	1,283	1,283	1,266	—	—	17	1.3
Telephone	1,425	1,302	1,210	123	9.4	92	7.6
Other expense	18,086	17,904	20,840	182	1.0	(2,936)	(14.1)
Total non-interest expense	$298,517	$287,385	$275,787	$11,132	3.9%	$11,598	4.2%
Non-interest expense increased $11.1 million, or 3.9%, to $298.5 million for the year ended December 31, 2021, from $287.4 million for the same period in 2020. The primary factor that resulted in this increase was the increase in salaries and employee benefits expense. Other factors were changes related to occupancy and equipment expenses, data processing expenses, merger and acquisition expenses, electronic banking expense, FDIC and state assessment, hurricane expense, legal and accounting, other professional fees and other expense.
Additional details for the year ended December 31, 2021 on some of the more significant changes are as follows:
•The $6.8 million increase in salaries and employee benefits expense is primarily due to increased salary expenses related to the normal increased cost of doing business.
•The $1.8 million decrease in occupancy and equipment is related to a decrease in depreciation - building and improvements, lease expenses and janitorial services and supplies. During the second quarter of 2020, the Company made the strategic decision to demolish and rebuild the Marathon, Florida branch office at its existing location. This increased depreciation expense during the second quarter of 2020 as the building was written off.
•The $5.2 million increase in data processing expense is primarily related to the normal increased cost of doing business such as the increase in software, licensing, core processing expense, telecommunication services, internet banking and cash management expenses, mobile banking and bill pay expenses.
•The $1.2 million increase in merger and acquisition expense costs associated with the anticipated acquisition of Happy Bancshares, Inc.
•The $856,000 increase in advertising expense is primarily due to increase in advertising campaigns during the current year.

•The $1.3 million increase in electronic banking expenses is primarily due to the normal increased cost of doing business such as the increase in fees charged for network expenses and debit card processing fees.
•The $1.0 million decrease in FDIC and state assessment is primarily related to an improvement in the FDIC assessment rate. In addition, the State of Arkansas announced a 25% reduction in assessments for January 1, 2021 through June 30, 2021 and a 30% reduction in assessments for July 1, 2021 through December 31,2021.
•The $1.2 million decrease in other professional fees is primarily related to a reduction outsourced special projects and professional fees for the Bank. This was partially offset by an increase in consulting fees.
Non-interest expense increased $11.6 million, or 4.2%, to $287.4 million for the year ended December 31, 2020, from $275.8 million for the same period in 2019. The primary factor that resulted in this increase was the increase in salaries and employee benefits expense. Other factors were changes related to occupancy and equipment expenses, data processing expenses, merger and acquisition expenses, electronic banking expense, FDIC and state assessment, hurricane expense, legal and accounting, other professional fees and other expense.
Additional details for the year ended December 31, 2020 on some of the more significant changes are as follows:
•The $9.8 million increase in salaries and employee benefits expense is primarily due to increased salary expense related to the normal increased cost of doing business, additional employees hired as a result of the increased regulatory environment and the acquisition of LH-Finance on February 29, 2020.
•The $3.0 million increase in occupancy and equipment is primarily related to an increase in janitorial services and supplies expense resulting from the ongoing COVID-19 pandemic and the increased depreciation expense due to the write-off of the Company’s Marathon, Florida branch office during the second quarter of 2020. The Company made the strategic decision to demolish and rebuild the branch at its existing location.
•The $2.9 million increase in data processing expense is primarily related to an increase in software, licensing, software maintenance and internet banking/cash management expenses.
•The $711,000 in merger and acquisition expense is related to the acquisition of LH-Finance during the first quarter of 2020.
•The $2.0 million increase in FDIC and state assessment is primarily related to a $2.3 million FDIC small bank assessment credit recorded in the third quarter of 2019.
•The $897,000 in hurricane expense incurred during the first quarter of 2019 was related to damages from Hurricane Michael which made landfall in Mexico Beach, Florida on October 10, 2018.
•The $795,000 decrease in legal and accounting fees is primarily due to a reduction in legal and audit fees for the Bank.
•The $2.1 million decrease in other professional fees is primarily related to a reduction in consulting fees, outsourced special projects and professional fees for the Bank.
•The $2.9 million decrease in other expenses is primarily due to the decreases in general travel expenses, OREO expenses and other miscellaneous expenses.
Income Taxes
During 2021, the Company lowered its marginal tax rate from 26.135% to 25.740%. In an effort to more accurately reflect current state income apportionment and state tax rates, the state tax rate was lowered to 6.0%, lowering the blended rate to 25.74%. Florida and Arkansas were the main drivers in the tax rate reduction.
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
Income tax expense increased $34.5 million, or 54.5%, to $97.8 million for the year ended December 31, 2021, from $63.3 million for 2020. Income tax expense decreased $32.8 million, or 34.2%, to $63.3 million for the year ended December 31, 2020, from $96.1 million for 2019. The effective tax rates for the years ended December 31, 2021, 2020 and 2019 were 23.45%, 22.78% and 24.92%, respectively. The Company’s marginal tax rate was 25.740%, 26.135% and 25.819% for years ended December 31, 2021, 2020 and 2019, respectively.
Financial Condition as of and for the Years Ended December 31, 2021 and 2020
Our total assets as of December 31, 2021 increased $1.65 billion to $18.05 billion from the $16.40 billion reported as of December 31, 2020. Cash and cash equivalents increased $2.39 billion, or 188.84%. The increase in cash and cash equivalents is due to loan paydowns as well as the significant amount of excess liquidity in the market as a continued result of the COVID-19 pandemic and the accompanying governmental response. Our loan portfolio balance decreased $1.38 billion to $9.84 billion as of December 31, 2021, from $11.22 billion as of December 31, 2020. The decrease in the loan portfolio is due to organic loan decline of $822.2 million and $910.1 million of the Company’s PPP loans being forgiven during 2021, which was partially offset by $347.7 million in new PPP loan originations during 2021. Total deposits increased $1.53 billion to $14.26 billion as of December 31, 2021 compared to $12.73 billion as of December 31, 2020, which was due to customers holding higher deposit balances in response to the COVID-19 pandemic as well as the resulting governmental response to the pandemic. Stockholders’ equity increased $160.0 million to $2.77 billion as of December 31, 2021, compared to $2.61 billion as of December 31, 2020. The increase in stockholders’ equity is primarily associated with the $319.0 million in net income, which was partially offset by the $33.7 million decrease in accumulated other comprehensive income, $92.1 million of shareholder dividends paid and the repurchase of $44.5 million of our common stock during 2021. The improvement in stockholders’ equity was 6.1% for the year ended December 31, 2021 compared to December 31, 2020.
Our total assets as of December 31, 2020 increased $1.37 billion to $16.40 billion from the $15.03 billion reported as of December 31, 2019. Cash and cash equivalents increased $773.2 million, or 157.6%, due to the significant excess liquidity in the market created by the COVID-19 pandemic and the accompanying governmental response. Our loan portfolio balance increased $351.0 million to $11.22 billion as of December 31, 2020, from $10.87 billion as of December 31, 2019. The increase in the loan portfolio is due to the $675.2 million of PPP loans as well as the acquisition of $406.2 million of loans from LH-Finance during the first quarter of 2020, which was offset by $730.4 million in organic loan decline for the year ended December 31, 2020. Total deposits increased $1.45 billion to $12.73 billion as of December 31, 2020 compared to $11.28 billion as of December 31, 2019, which was due to customers holding higher deposit balances in response to the COVID-19 pandemic as well as the resulting governmental response to the pandemic. Stockholders’ equity increased $94.2 million to $2.61 billion as of December 31, 2020, compared to $2.51 billion as of December 31, 2019. The increase in stockholders’ equity is primarily associated with the $214.4 million in net income and the $27.9 million increase in accumulated other comprehensive income, which were partially offset by the $44.0 million impact of the adoption of ASC 326, $87.7 million of shareholder dividends paid and the repurchase of $25.7 million of our common stock during 2020. The improvement in stockholders’ equity was 3.8% for the year ended December 31, 2020 compared to December 31, 2019.
Loan Portfolio
Our loan portfolio averaged $10.38 billion and $11.50 billion during the years ended December 31, 2021 and 2020, respectively. Loans receivable were $9.84 billion as of December 31, 2021 compared to $11.22 billion as of December 31, 2020, a decrease of $1.38 billion, or 12.34%.
The CARES Act was passed by Congress and signed into law on March 27, 2020. The CARES Act includes an allocation for loans to be issued by financial institutions through the SBA. This program is known as the PPP. PPP loans are forgivable, in whole or in part, so long as employee and compensation levels of the borrower are maintained, and the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1.00% to 5.00%, based on the size of the loan. The PPP/HCEA Act was enacted on April 24, 2020. The PPP/HCEA Act authorizes additional funds under the CARES Act for PPP loans to be issued by financial institutions through the SBA. The CAA was signed into law on December 27, 2020. The CAA also authorizes additional funds under the

CARES Act for PPP loans to be issued by financial institutions through the SBA with a term of 5 years. As of December 31, 2021, the Company had $112.8 million of PPP loans. This balance consists of $107.9 million in commercial and industrial loans and $4.9 million in other loans.
During 2021, the Company experienced a decline of approximately $1.38 billion in loans. The decrease in the loan portfolio is primarily due to $822.2 million in organic loan decline as well as $562.4 million in PPP loan decline. The $822.2 million in organic loan decline included $385.3 million in loan growth for Centennial CFG, while the remaining footprint experienced $1.20 billion in loan decline during 2021. The $562.4 million in PPP loan decline was the result of $910.1 million of PPP loans being forgiven, partially offset by $347.7 million in new PPP loans during 2021.
During 2020, the Company experienced an increase of approximately $351.0 million in loans compared to 2019. The increase in the loan portfolio is primarily due to the $675.2 million of PPP loans held as of December 31, 2020 as well as the acquisition of $406.2 million of loans from LH-Finance during the first quarter of 2020, which was offset by $730.4 million in organic loan decline for the year ended December 31, 2020. Excluding the effects of PPP loan originations, Centennial CFG experienced $59.9 million of organic loan decline during the year, while the remaining footprint, excluding the acquisition of LH-Finance, experienced $670.5 million of organic loan decline during 2020.
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York. Loans receivable were approximately $3.14 billion, $3.67 billion, $218.8 million, $888.2 million and $1.92 billion as of December 31, 2021 in Arkansas, Florida, Alabama, SPF and Centennial CFG, respectively.
As of December 31, 2021, we had $376.4 million of construction/land development loans which were collateralized by land. This consisted of $38.1 million for raw land and $338.3 million for land with commercial and/or residential lots.
Table 8 presents our loans receivable balances by category as of December 31, 2021, 2020 and 2019.
Table 8: Loans Receivable

	As of December 31,
	2021	2020
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$3,889,284	$4,429,060
Construction/land development	1,850,050	1,562,298
Agricultural	130,674	114,431
Residential real estate loans:
Residential 1-4 family	1,274,953	1,536,257
Multifamily residential	280,837	536,538
Total real estate	7,425,798	8,178,584
Consumer	825,519	864,690
Commercial and industrial	1,386,747	1,896,442
Agricultural	43,920	66,869
Other	154,105	214,136
Total loans receivable	$9,836,089	$11,220,721
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
As of December 31, 2021, commercial real estate loans totaled $5.87 billion, or 59.7% of loans receivable, as compared to $6.11 billion, or 54.4% of loans receivable, as of December 31, 2020. Commercial real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $2.06 billion, $2.38 billion, $105.6 million, zero and $1.33 billion at December 31, 2021, respectively.
Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 35.6% and 52.1% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of December 31, 2021, with the remaining 12.3% relating to condos and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to many factors including the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of December 31, 2021, residential real estate loans totaled $1.56 billion, or 15.8%, of loans receivable, compared to $2.07 billion, or 18.5% of loans receivable, as of December 31, 2020. Residential real estate loans originated in our franchises in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $483.2 million, $858.9 million, $60.6 million, zero and $153.1 million at December 31, 2021, respectively.
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
As of December 31, 2021, consumer loans totaled $825.5 million, or 8.4% of loans receivable, compared to $864.7 million, or 7.7% of loans receivable, as of December 31, 2020. Consumer loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $20.0 million, $8.5 million, $763,000, $796.3 million and zero at December 31, 2021, respectively.
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
As of December 31, 2021, commercial and industrial loans totaled $1.39 billion, or 14.1% of loans receivable, which compared to $1.90 billion, or 16.9% of loans receivable, as of December 31, 2020. Commercial and industrial loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $453.4 million, $362.3 million, $42.2 million, $91.9 million and $437.0 million at December 31, 2021, respectively.
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
As of December 31, 2021, agricultural loans totaled $43.9 million, or 0.4% of loans receivable, compared to the $66.9 million, or 0.6% of loans receivable as of December 31, 2020. Agricultural loans originated in our Arkansas, Florida,

Alabama, SPF and Centennial CFG markets were $43.6 million, $330,000, zero, zero and zero at December 31, 2021, respectively.
Table 9 presents the distribution of the maturity of our total loans as of December 31, 2021. The table also presents the portion of our loans that have fixed interest rates and interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.
The loans acquired during our acquisitions accrete interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted-average life of the loans).
Table 9: Maturity Distribution of Loan Portfolio and Interest Rate Detail of Loans Due After One Year

	Maturity Distribution of Loan Portfolio
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$802,472	$2,177,997	$856,396	$52,419	$3,889,284
Construction/land development	921,822	764,380	98,883	64,965	1,850,050
Agricultural	28,679	86,781	14,831	383	130,674
Residential real estate loans
Residential 1-4 family	211,202	325,617	181,293	556,841	1,274,953
Multifamily residential	70,191	140,500	59,722	10,424	280,837
Total real estate	2,034,366	3,495,275	1,211,125	685,032	7,425,798
Consumer	7,131	19,718	206,334	592,336	825,519
Commercial and industrial	309,603	938,645	117,923	20,576	1,386,747
Agricultural	28,452	15,024	444	—	43,920
Other	8,975	81,389	49,680	14,061	154,105
Total loans receivable	$2,388,527	$4,550,051	$1,585,506	$1,312,005	$9,836,089

	Loans Due After One Year
	Predetermined Interest Rates	Floating or Adjustable Interest Rates	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,849,587	$1,237,225	$3,086,812
Construction/land development	271,172	657,056	928,228
Agricultural	88,651	13,344	101,995
Residential real estate loans
Residential 1-4 family	416,515	647,236	1,063,751
Multifamily residential	98,102	112,544	210,646
Total real estate	2,724,027	2,667,405	5,391,432
Consumer	793,697	24,691	818,388
Commercial and industrial	489,406	587,738	1,077,144
Agricultural	9,017	6,451	15,468
Other	119,602	25,528	145,130
Total loans receivable	$4,135,749	$3,311,813	$7,447,562

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
Table 10 sets forth information with respect to our non-performing assets as of December 31, 2021 and 2020. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 10: Non-performing Assets

	As of December 31,
	2021	2020
	(Dollars in thousands)
Non-accrual loans	$47,158	$64,528
Loans past due 90 days or more (principal or interest payments)	3,035	9,610
Total non-performing loans	50,193	74,138
Other non-performing assets
Foreclosed assets held for sale, net	1,630	4,420
Other non-performing assets	—	—
Total other non-performing assets	1,630	4,420
Total non-performing assets	$51,823	$78,558
Allowance for credit losses to non-accrual loans	501.96%	380.41%
Allowance for credit losses to non-performing loans	471.61	331.10
Non-accrual loans to total loans	0.48	0.58
Non-performing loans to total loans	0.51	0.66
Non-performing assets to total assets	0.29	0.48

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
Total non-performing loans were $50.2 million as of December 31, 2021, compared to $74.1 million as of December 31, 2020, for a decrease of $23.9 million. The $23.9 million decrease in non-performing loans is the result of a $10.2 million decrease in non-performing loans in our Arkansas market, a $16.3 million decrease in non-performing loans in our Florida market, a $60,000 decrease in non-performing loans in our Alabama market, a $2.1 million decrease in non-performing loans attributable to our SPF market, partially offset by a $4.7 million increase in non-performing loans in our Centennial CFG market. Non-performing loans, at December 31, 2021, were $13.9 million, $26.8 million, $470,000, $1.5 million and $7.5 million in the Arkansas, Florida, Alabama, SPF and Centennial CFG markets, respectively.
The $7.5 million balance of non-accrual loans for our Centennial CFG market consists of two loans that are assessed for Credit risk by the Federal Reserve under the Shared National Credit Program. The decision to place these loans on non-accrual status was made by the Federal Reserve and not the Company. The loans that make up the total balance are still current on both principal and interest. However, all interest payments are currently being applied to the principal balance. Because the Federal Reserve required us to place these loans on non-accrual status, we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve.
During the year ended December 31, 2021, the Company did not record a provision for credit losses but did record a $4.8 million negative provision for unfunded commitments compared to a $112.3 million provision for credit losses and a $17.0 million provision for unfunded commitments for a total credit loss expense of $129.3 million for the year ended December 31, 2020. The $4.8 million negative provision for the year ended December 31, 2021 was due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position. The $129.3 million of total credit loss expense for the year ended December 31, 2020 was primarily due to the uncertainty created by the COVID-19 pandemic, with $9.3 million as a result of the acquisition of LH-Finance on February 29, 2020. The Company’s provisioning model is closely tied to unemployment rate projections which have continued to improve since the fourth quarter of 2020. The Company determined that an additional provision for credit losses was not necessary. Despite the improvements in the economic and public health outlooks in the United States during 2021, the emergence of the Delta variant during the second quarter and the Omicron variant during the fourth quarter have resulted in significant uncertainty about the future impact of the pandemic on our business, results of operations and financial condition. As a result, the Company determined that a negative provision for credit losses was not appropriate at this time, and the current level of the allowance for credit losses was considered adequate as of December 31, 2021.
Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. As of December 31, 2021, we had $6.5 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 10. Our Florida market contains $3.8 million and our Arkansas market contains $2.7 million of these restructured loans.
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

Section 4013 of the CARES Act enacted in March 2020 provides financial institutions optional temporary relief from the TDR classification requirements for certain COVID-19 related loan modifications. Specifically, financial institutions may elect to suspend TDR classification for certain loan modifications related to COVID-19 made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after termination of the President’s national emergency declaration for COVID-19. Further, financial institutions do not need to determine impairment associated with certain loan concessions that would otherwise have been required for TDRs (e.g., interest rate concessions, payment deferrals, or loan extensions). On April 7, 2020, the Federal Reserve Board and the other federal bank regulatory agencies issued an interagency statement clarifying the relationship between the Section 4013 of the CARES Act and previous guidance issued by the agencies on March 22, 2020. This interagency statement encourages financial institutions to work prudently with borrowers who are or may be unable to meet their payment obligations because of COVID-19 and states that the agencies view loan modification programs as positive actions that can mitigate adverse effects on borrowers due to COVID-19. The Company relied on Section 4013 of the CARES Act in accounting for loan modifications during the year ended December 31, 2021. As of December 31, 2021, our loan deferrals decreased to $190.7 million on 26 loans from the December 31, 2020 balance of $330.7 million on 56 loans. All of the customers currently on deferment chose principal deferment only and now have returned to paying interest monthly. The hospitality sector has been most negatively impacted by COVID-19 and represents approximately 76% of the deferment balance as of December 31, 2021.
The majority of the Bank’s loan modifications relates to commercial lending and involves reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At December 31, 2021, the amount of TDRs was $7.5 million, a decrease of 38.9% from $12.3 million at December 31, 2020. As of December 31, 2021 and 2020, 85.7% and 87.1%, respectively, of all restructured loans were performing to the terms of the restructure.
Total foreclosed assets held for sale were $1.6 million as of December 31, 2021, compared to $4.4 million as of December 31, 2020 for a decrease of $2.8 million. The foreclosed assets held for sale as of December 31, 2021 are comprised of approximately $500,000 of assets located in Arkansas and $1.1 million of assets located in Florida and zero from Alabama, SPF and Centennial CFG.
Table 11 shows the summary of foreclosed assets held for sale as of December 31, 2021 and 2020.
Table 11: Total Foreclosed Assets Held for Sale

	December 31
	2021	2020
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$536	$438
Construction/land development	834	3,189
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	260	793
Multifamily residential	—	—
Total foreclosed assets held for sale	$1,630	$4,420
A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of December 31, 2021, average impaired loans were $289.5 million compared to $96.6 million as of December 31, 2020. As of December 31, 2021 impaired loans were $331.5 million compared to $112.7 million as of December 31, 2020. The amortized cost balance for loans with a specific allocation increased from $39.5 million to $284.0 million, and the specific allocation for impaired loans increased by approximately $41.0 million for the period ended December 31, 2021 compared to the period ended December 31, 2020. The increase in collateral-dependent impaired loans was primarily due to the Company changing the valuation method for lodging and assisted living loans to a market price valuation methodology. This involved assigning a 15% discount of par for these impaired loans. The 15% figure was derived based on knowledge of current hotel and assisted living offerings in the loan sale market. In the event of default, liquidation would be achieved through a loan sale. The Company is continuing to monitor these impaired loans and will adjust the discount as necessary. As of December 31, 2021, our Arkansas, Florida, Alabama, SPF and Centennial CFG markets accounted for approximately $179.6 million, $142.4 million, $470,000, $1.5 million and $7.5 million of the impaired loans, respectively.
The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense. The Company held approximately $448,000 and $760,000 in PCD loans as of December 31, 2021 and 2020, respectively.
Past Due and Non-Accrual Loans
Table 12 shows the summary non-accrual loans as of December 31, 2021 and 2020:
Table 12: Total Non-Accrual Loans

	December 31
	2021	2020
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$11,923	$20,947
Construction/land development	1,445	1,381
Agricultural	897	879
Residential real estate loans
Residential 1-4 family	16,198	19,334
Multifamily residential	156	173
Total real estate	30,619	42,714
Consumer	1,648	3,506
Commercial and industrial	13,875	17,251
Agricultural & other	1,016	1,057
Total non-accrual loans	$47,158	$64,528
If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $2.4 million for the year ended December 31, 2021, $3.7 million in 2020, and $2.4 million in 2019 would have been recorded. Interest income recognized on the non-accrual loans for the years ended December 31, 2021, 2020 and 2019 was considered immaterial.

Table 13 shows the summary of accruing past due loans 90 days or more as of December 31, 2021 and 2020:
Table 13: Total Loans Accruing Past Due 90 Days or More

	As of December 31,
	2021	2020
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,225	$6,088
Construction/land development	—	1,296
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	701	1,821
Multifamily residential	—	—
Total real estate	2,926	9,205
Consumer	2	174
Commercial and industrial	107	231
Total loans accruing past due 90 days or more	$3,035	$9,610
Our total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.51% and 0.66% as of December 31, 2021 and 2020, respectively.
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
Overview. The allowance for credit losses on loans receivable is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed and expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
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
The allowance for credit losses is measured based on call report segment as these types of loan exhibit similar risk characteristics. The identified loan segments are as follows:
•1-4 family construction
•All other construction
•1-4 family revolving home equity lines of credit (“HELOC”) & junior liens
•1-4 family senior liens
•Multifamily
•Owner occupies commercial real estate
•Non-owner occupied commercial real estate
•Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•Consumer auto
•Other consumer
•Other consumer - SPF
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
The allowance for credit losses for each segment is measured through the use of the discounted cash flow method. Loans evaluated individually that are considered to be collateral dependent are not included in the collective evaluation. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. For loans that are not considered to be collateral dependent, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation if a specific reserve is not recorded.
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies:
•Management has a reasonable expectation at the reporting date that troubled debt restructuring will be executed with an individual borrower.
•The extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factors and other qualitative adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor and other qualitative adjustments include, among other things, the impact of (i) changes in lending policies, procedures and strategies; (ii) changes in nature and volume of the portfolio; (iii) staff experience; (iv) changes in volume and trends in classified loans, delinquencies and nonaccruals; (v) concentration risk; (vi) trends in underlying collateral values; (vii) external factors such as competition, legal and regulatory environment; (viii) changes in the quality of the loan review system and (ix) economic conditions.

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
The Company had $331.5 million and $112.7 million in collateral-dependent impaired loans for the periods ended December 31, 2021 and 2020, respectively. The increase in collateral-dependent impaired loans was due to the Company changing the valuation method for lodging and assisted living loans to a market price valuation methodology. This involved assigning a 15% discount of par for these impaired loans. The 15% figure was derived based on knowledge of current hotel and assisted living offerings in the loan sale market. In the event of default, liquidation would be achieved through a loan sale. The Company is continuing to monitor these impaired loans and will adjust the discount as necessary.
Loans Collectively Evaluated for Impairment. Loans receivable collectively evaluated for impairment decreased by approximately $1.22 billion from $10.76 billion at December 31, 2020 to $9.54 billion at December 31, 2021. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment decreased from 2.18% at December 31, 2020 to 1.94% at December 31, 2021.
Charge-offs and Recoveries. Total charge-offs decreased to $11.7 million for the year ended December 31, 2021, compared to $14.5 million for the year ended December 31, 2020. Total recoveries increased to $2.9 million for the year ended December 31, 2021, compared to $2.1 million for the same period in 2020.
Net loans charged off for the years ended December 31, 2021 and 2020 were $8.8 million and $12.4 million, respectively. For the years ended December 31, 2021 and 2020, approximately $3.1 million and $4.4 million, respectively, of the net charge-offs were from our Arkansas market. For the years ended December 31, 2021 and 2020, approximately $5.3 million and $7.9 million, respectively, of the net charge-offs were from our Florida market. Approximately $17,000 and $11,000 related to net charge-offs for the years ended December 31, 2021 and 2020, respectively, on loans in our Alabama market. For the years ended December 31, 2021 and 2020, approximately $401,000 and $80,000 of the net charge-offs were from our SPF market. There have been zero charge-offs for Centennial CFG since the franchise was formed in 2015.

While the 2021 charge-offs and recoveries consisted of many relationships, there were two individual relationships consisting of charge-offs greater than $1.0 million. The first was a $3.8 million charge-off for a commercial and industrial loan in our Florida market. The second was a $1.9 million charge-off for a commercial and industrial loan in our Arkansas market. For the year ended December 31, 2020, there were two individual relationships consisting of charge-offs greater than $1.0 million. The first was a $1.9 million charge-off for a commercial and industrial loan that had been acquired in the Stonegate acquisition. The second was a $2.5 million charge-off for a commercial and industrial loan in our Florida market.
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

Table 14 shows the allowance for credit losses, charge-offs and recoveries for loans as of and for the years ended December 31, 2021 and 2020.
Table 14: Analysis of Allowance for Credit Losses

	As of December 31,
	2021	2020
	(Dollars in thousands)
Balance, beginning of year	$245,473	$102,122
Impact of adopting ASC 326	—	43,988
Allowance for credit losses on acquired loans	—	357
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	604	2,990
Construction/land development	—	1,218
Agricultural	42	51
Residential real estate loans:
Residential 1-4 family	545	485
Multifamily residential	—	—
Total real estate	1,191	4,744
Consumer	458	296
Commercial and industrial	8,242	7,764
Agricultural	—	—
Other	1,770	1,682
Total loans charged off	11,661	14,486
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	785	638
Construction/land development	58	107
Agricultural	—	9
Residential real estate loans:
Residential 1-4 family	680	337
Multifamily residential	3	—
Total real estate	1,526	1,091
Consumer	70	108
Commercial and industrial	591	218
Agricultural	—	—
Other	715	653
Total recoveries	2,902	2,070
Net loans charged off (recovered)	8,759	12,416
Provision for credit loss - loans	—	102,113
Provision for credit loss - acquired loans	—	9,309
Balance, end of year	$236,714	$245,473
Net charge-offs (recoveries) to average loans receivable	0.08%	0.11%
Allowance for credit losses to total loans	2.41	2.19
Allowance for credit losses to net charge-offs (recoveries)	2,702.52	1,977.07

Net charge-offs to average loans receivable were 0.08% and 0.11% as of December 31, 2021 and 2020, respectively. Net charge-offs decreased by $3.7 million, or 29.5%, from 2020 to 2021. These improvements further enhanced the Company's strong asset quality, and additional disclosure of net charge-offs to average loans outstanding by loan category is not considered necessary.
Table 15 presents the allocation of allowance for credit losses as of December 31, 2021 and 2020.
Table 15: Allocation of Allowance for Credit Losses

	December 31, 2021
	2021		2020
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$86,910	39.5%	$87,043	39.5%
Construction/land development	28,415	18.8	32,861	13.9
Agricultural residential real estate loans:	308	1.3	1,410	1.0
Residential real estate loans:
Residential 1-4 family	45,364	13.0	47,754	13.7
Multifamily residential	3,094	2.9	5,462	4.8
Total real estate	164,091	75.5	174,530	72.9
Consumer	16,612	8.4	21,905	7.7
Commercial and industrial	52,910	14.1	46,061	16.9
Agricultural	152	0.4	469	0.6
Other	2,949	1.6	2,508	1.9
Total	$236,714	100.0%	$245,473	100.0%
___________________________
(1)Percentage of loans in each category to total loans receivable.
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 3.7 years as of December 31, 2021.
Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $3.12 billion and $2.47 billion as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, $1.54 billion, or 49.3%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $1.18 billion, or 47.6%, of our available-for-sale securities as of December 31, 2020. To reduce our income tax burden, $997.0 million, or 32.0%, of our available-for-sale securities portfolio as of December 31, 2021, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $927.9 million, or 37.5%, of our available-for-sale securities as of December 31, 2020. We had $433.0 million, or 13.9%, invested in obligations of U.S. Government-sponsored enterprises as of December 31, 2021, compared to $327.0 million, or 13.2%, of our available-for-sale securities as of December 31, 2020. Also, we had approximately $151.9 million, or 4.9%, invested in other securities as of December 31, 2021, compared to $41.0 million, or 1.7%, of our available-for-sale securities as of December 31, 2020.

The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2021, the Company determined that the allowance for credit losses of $842,000, resulting from economic uncertainties related to the COVID-19 pandemic, was adequate for the investment portfolio. No additional provision for credit losses was considered necessary for the portfolio.
Table 16 presents the carrying value and fair value of investment securities as of December 31, 2021 and 2020.
Table 16: Investment Securities

	December 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
U.S. government-sponsored enterprises	$433,829	$2,375	$(3,225)	$432,979	$325,860	$2,338	$(1,207)	$326,991
Residential mortgage-backed securities	1,175,185	4,085	(18,551)	1,160,719	703,138	10,607	(688)	713,057
Commercial mortgage-backed securities	372,702	6,521	(1,968)	377,255	446,964	18,048	(126)	464,886
State and political subdivisions	973,318	26,296	(2,636)	996,978	898,174	31,173	(1,454)	927,893
Other securities	151,449	1,781	(1,354)	151,876	40,755	434	(235)	40,954
Total	$3,106,483	$41,058	$(27,734)	$3,119,807	$2,414,891	$62,600	$(3,710)	$2,473,781

Table 17 reflects the amortized cost and estimated fair value of debt securities as of December 31, 2021, by contractual maturity as well as the weighted-average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities by contractual maturity. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.
Table 17: Maturity and Yield Distribution of Investment Securities

	December 31, 2021
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Available-for-sale
U.S. Government-sponsored enterprises	$6,285	$53,108	$219,569	$154,867	$—	$433,829	$432,979
State and political subdivisions	1,710	27,732	87,127	856,749	—	973,318	996,978
Residential mortgage-backed securities	—	—	—	—	1,175,185	1,175,185	1,160,719
Commercial mortgage-backed securities	—	—	—	—	372,702	372,702	377,255
Other securities	47	15,121	74,837	59,444	2,000	151,449	151,876
Total	$8,042	$95,961	$381,533	$1,071,060	$1,549,887	$3,106,483	$3,119,807
Percentage of total amortized cost	0.3%	3.1%	12.3%	34.5%	49.8%	100.0%

	December 31, 2021
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Tax Equivalent Yield
	(Dollars in thousands)
Available-for-sale
U.S. Government-sponsored enterprises	1.99%	1.13%	1.07%	0.81%	—%	0.99%
State and political subdivisions	4.32	3.75	2.83	2.73	—	2.77
Residential mortgage-backed securities	—	—	—	—	1.39	1.39
Commercial mortgage-backed securities	—	—	—	—	1.97	1.97
Other securities	1.54	4.42	3.40	1.92	1.03	2.91
The weighted average tax-equivalent yield is calculated by multiplying the carried book value by the tax-equivalent yield for each security, and is then grouped by investment type and maturity. Tax-exempt obligations have been computed on a tax-equivalent basis. Taxable-equivalent adjustments are the result of increasing income from tax-free investments by an amount equal to the taxes that would be paid if the income were fully taxable, thus making tax-exempt yields comparable to taxable asset yields. Taxable equivalent adjustments were based upon a 25.74% income tax rate. In 2021, $19.6 million of interest income on debt securities was excluded from Federal taxation, and $6.1 million was excluded from state taxation.
Deposits
Our deposits averaged $13.73 billion for the year ended December 31, 2021 and $12.44 billion for 2020. Total deposits increased $1.53 billion, or 12.1%, to $14.26 billion as of December 31, 2021, from $12.73 billion as of December 31, 2020. Uninsured deposits including related interest accrued and unpaid were $5.66 billion as of December 31, 2021 compared to $6.07 billion as of December 31, 2020. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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
Table 18 reflects the classification of the brokered deposits as of December 31, 2021 and 2020.
Table 18: Brokered Deposits

	December 31, 2021	December 31, 2020
	(In thousands)
Time Deposits	$—	$10,000
Insured Cash Sweep and Other Transaction Accounts	625,704	625,681
Total Brokered Deposits	$625,704	$635,681
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve lowered the target rate three times during 2019. First, the target rate was lowered to 2.00% to 2.25% on July 31, 2019; second, the rate was lowered on September 18, 2019 to 1.75% to 2.00%; and third, the rate was lowered on October 30, 2019 to 1.50% to 1.75%. The Federal Reserve lowered the target rate two times in 2020. First, the target rate was lowered to 1.00% to 1.25% on March 3, 2020; second, the rate was lowered to 0.00% to 0.25% on March 15, 2020. The target rate is currently at 0.00% to 0.25% as of December 31, 2021.
Table 19 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2021, 2020, and 2019.
Table 19: Average Deposit Balances and Rates

	Years Ended December 31,
	2021		2020		2019
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$3,924,341	—%	$2,998,560	—%	$2,489,254	—%
Interest-bearing transaction accounts	7,846,618	0.20	6,978,839	0.50	6,042,974	1.25
Savings deposits	869,386	0.06	707,782	0.13	631,519	0.26
Time deposits:
$100,000 or more	728,845	1.00	1,346,063	1.70	1,513,510	2.07
Other time deposits	359,030	0.47	410,075	1.02	458,530	1.22
Total	$13,728,220	0.18%	$12,441,319	0.51%	$11,135,787	1.02%

Table 20 presents our maturities of time deposits as of December 31, 2021.
Table 20: Maturities of Time Deposits

	As of December 31, 2021
	2021
	Insured	Uninsured	Total
	(Dollars in thousands)
Maturing
Three months or less	$175,573	$90,140	$265,713
Over three months to six months	111,178	55,090	166,268
Over six months to 12 months	174,136	95,801	269,937
Over 12 months	108,691	70,278	178,969
Total	$569,578	$311,309	$880,887
Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $28.0 million, or 16.6%, from $168.9 million as of December 31, 2020 to $140.9 million as of December 31, 2021.
FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $400.0 million at both December 31, 2021 and 2020. The Company had no other borrowed funds as of December 31, 2021 or December 31, 2020. At December 31, 2021 and December 31, 2020, the entire $400.0 million balance was classified as long term advances. The FHLB advances mature in 2033 with fixed interest rates ranging from 1.76% to 2.26% and are secured by loans and investments securities. Expected maturities could differ from contractual maturities because the FHLB has have the right to call or the Company has the right to prepay certain obligations.
Subordinated Debentures
Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $371.1 million and $370.3 million as of December 31, 2021 and 2020, respectively.
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
On April 3, 2017, the Company completed an underwritten public offering of $300 million in aggregate principal amount of its 5.625% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “Notes”). The net proceeds of the offering, after underwriting discounts and issuance costs, were approximately $297.0 million. The Notes are unsecured, subordinated debt obligations of the Company and will mature on April 15, 2027. The Company may, beginning with the interest payment date of April 15, 2022, and on any interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. From and including the date of issuance to, but excluding April 15, 2022, the Notes bear interest at an initial rate of 5.625% per annum. From and including April 15, 2022 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month LIBOR as calculated on each applicable date of determination plus a spread of 3.575%; provided, however, that in the event three-month LIBOR is less than zero, then three-month LIBOR shall be deemed to be zero.
The Company may also redeem the Notes at any time, including prior to April 15, 2022, at its option, in whole but not in part, if: (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) a subsequent event occurs that could preclude the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended; in each case, at a redemption price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to but excluding the redemption date. The Notes qualify as Tier 2 capital for regulatory purposes. The Company is currently considering paying off the Notes.
On January 18, 2022, the Company completed an underwritten public offering of $300 million in aggregate principal amount of its 3.125% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “2022 Notes”). The net proceeds of the offering, after underwriting discounts and issuance costs, were approximately $296.6 million. The 2022 Notes are unsecured, subordinated debt obligations of the Company and will mature on January 30, 2032. From and including the date of issuance to, but excluding January 30, 2027 or the date of earlier redemption, the 2022 Notes will bear interest at an initial rate of 3.125% per annum, payable in arrears on January 30 and July 30 of each year. From and including January 30, 2027 to, but excluding the maturity date or earlier redemption, the 2022 Notes will bear interest at a floating rate equal to a benchmark rate (which is expected to be three-month term SOFR ), plus 182 basis points, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, commencing on April 30, 2027.
The Company may, beginning with the interest payment date of January 30, 2027, and on any interest payment date thereafter, redeem the 2022 Notes, in whole or in part, subject to prior approval of the Federal Reserve if then required, at a redemption price equal to 100% of the principal amount of the 2022 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the 2022 Notes at any time, including prior to January 30, 2027, at the Company’s option, in whole but not in part, subject to prior approval of the Federal Reserve if then required, if certain events occur that could impact the Company’s ability to deduct interest payable on the Notes for U.S. federal income tax purposes or preclude the 2022 Notes from being recognized as Tier 2 capital for regulatory capital purposes, or if the Company is required to register as an investment company under the Investment Company Act of 1940, as amended. In each case, the redemption would be at a redemption price equal to 100% of the principal amount of the 2022 Notes plus any accrued and unpaid interest to, but excluding, the redemption date.
Stockholders’ Equity
Stockholders’ equity was $2.77 billion at December 31, 2021 compared to $2.61 billion at December 31, 2020. The increase in stockholders’ equity is primarily associated with the $319.0 million in net income, which was partially offset by the $33.7 million decrease in accumulated other comprehensive income, $92.1 million of shareholder dividends paid and the repurchase of $44.5 million of our common stock during 2021. The improvement in stockholders’ equity was 6.1% for the year ended December 31, 2021 compared to December 31, 2020. As of December 31, 2021 and 2020, our equity to asset ratio was 15.32% and 15.89%, respectively. Book value per common share was $16.90 at December 31, 2021 compared to $15.78 at December 31, 2020.
Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.56, $0.53 and $0.51 per share for the years ended December 31, 2021, 2020 and 2019, respectively. The common stock dividend payout ratio for the year ended December 31, 2021, 2020 and 2019 was 28.88%, 40.88% and 29.57% respectively.
Stock Repurchase Program. On January 22, 2021, the Board of Directors of the Company authorized the repurchase of up to an additional 20,000,000 shares of the Company’s common stock under the previously approved stock repurchase program, which brought the remaining balance of authorized shares to repurchase to 39,752,000 shares.
During 2021, the Company utilized a portion of this stock repurchase program in order to repurchase a total of 1,753,000 shares with a weighted-average stock price of $25.34 per share. The 2021 earnings were used to fund the repurchases during the year. Shares repurchased under the program as of December 31, 2021 total 17,661,335 shares. The remaining balance available for repurchase was 22,090,665 shares at December 31, 2021.
Liquidity and Capital Adequacy Requirements
Parent Company Liquidity. The primary sources for payment of our operating expenses, and dividends are current cash on hand ($291.6 million as of December 31, 2021), dividends received from our bank subsidiary and a $20.0 million unfunded line of credit with another financial institution.

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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2021 and 2020, we met all regulatory capital adequacy requirements to which we were subject.
On April 3, 2017, the Company completed an underwritten public offering of $300.0 million in aggregate principal amount of its 5.625% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “Notes”). The Notes are unsecured, subordinated debt obligations and mature on April 15, 2027. The Company may, beginning with the interest payment date of April 15, 2022, and on any interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the Notes at any time, including prior to April 15, 2022, at its option, in whole but not in part, if: (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) a subsequent event occurs that could preclude the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended; in each case, at a redemption price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to but excluding the redemption date. The Notes provide the Company with additional Tier 2 regulatory capital to support expected future growth. The Company is currently considering paying off the Notes.

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
Table 21 presents our risk-based capital ratios as of December 31, 2021 and 2020.
Table 21: Risk-Based Capital

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$2,765,721	$2,605,758
ASC 326 transitional period adjustment	55,143	57,333
Goodwill and core deposit intangibles, net	(997,605)	(1,003,288)
Unrealized (gain) loss on available-for-sale securities	(10,462)	(44,120)
Total common equity Tier 1 capital	1,812,797	1,615,683
Qualifying trust preferred securities	71,270	71,127
Total Tier 1 capital	1,884,067	1,686,810
Tier 2 capital
Allowance for credit losses	236,714	245,473
ASC 326 transitional period adjustment	(55,143)	(57,333)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(33,514)	(36,911)
Qualifying allowance for credit losses	148,057	151,229
Qualifying subordinated notes	299,824	299,199
Total Tier 2 capital	447,881	450,428
Total risk-based capital	$2,331,948	$2,137,238
Average total assets for leverage ratio	$16,960,683	$15,547,111
Risk weighted assets	$11,793,539	$12,039,156
Ratios at end of period
Common equity Tier 1 capital	15.37%	13.42%
Leverage ratio	11.11	10.85
Tier 1 risk-based capital	15.98	14.01
Total risk-based capital	19.77	17.75
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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
Table 22 presents actual capital amounts and ratios as of December 31, 2021 and 2020, for our bank subsidiary and us.
Table 22: Capital and Ratios

	Actual		Minimum Capital Requirement – Basel III		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2021
Common equity Tier 1 capital ratios:
Home BancShares	$1,812,797	15.37%	$825,548	7.00%	N/A	N/A
Centennial Bank	1,859,093	15.82	822,608	7.00	763,850	6.50
Leverage ratios:
Home BancShares	$1,884,067	11.11%	$678,427	4.00%	N/A	N/A
Centennial Bank	1,859,093	10.97	677,883	4.00	847,353	5.00
Tier 1 capital ratios:
Home BancShares	$1,884,067	15.98%	$1,002,451	8.50%	N/A	N/A
Centennial Bank	1,859,093	15.82	998,881	8.50	940,123	8.00
Total risk-based capital ratios:
Home BancShares	$2,331,948	19.77%	$1,238,322	10.50%	N/A	N/A
Centennial Bank	2,006,814	17.08	1,233,697	10.50	1,174,950	10.00
As of December 31, 2020
Common equity Tier 1 capital ratios:
Home BancShares	$1,615,683	13.42%	$842,741	7.00%	N/A	N/A
Centennial Bank	1,804,392	15.04	839,810	7.00	779,824	6.50
Leverage ratios:
Home BancShares	$1,686,810	10.85%	$621,884	4.00%	N/A	N/A
Centennial Bank	1,804,392	11.61	621,668	4.00	777,085	5.00
Tier 1 capital ratios:
Home BancShares	$1,686,810	14.01%	$1,023,328	8.50%	N/A	N/A
Centennial Bank	1,804,392	15.04	1,019,769	8.50	959,783	8.00
Total risk-based capital ratios:
Home BancShares	$2,137,238	17.75%	$1,264,111	10.50%	N/A	N/A
Centennial Bank	1,955,299	16.30	1,259,548	10.50	1,199,570	10.00
Cash Commitments and Resources
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $110.8 million and $56.1 million at December 31, 2021 and 2020, respectively, with the majority of maturities ranging from currently due to four years.
Table 23 presents the anticipated funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2021.
Table 23: Funding Requirements of Financial Commitments

	Payments Due by Period
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
	(In thousands)
Operating lease obligations	$7,714	$12,575	$10,899	$24,999	$56,187
FHLB advances & other borrowings by contractual maturity	—	—	—	400,000	400,000
Subordinated debentures	—	—	—	371,093	371,093
Loan commitments	1,309,701	1,094,256	226,984	419,382	3,050,323
Letters of credit	110,419	308	—	38	110,765
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

In Table 24 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 24: Earnings, As Adjusted

	2021	2020	2019
	(In thousands, except per share data)
GAAP net income available to common shareholders (A)	$319,021	$214,448	$289,539
Adjustments:
Fair value adjustment for marketable securities	(7,178)	1,978	—
FDIC Small Bank Assessment Credit	—	—	(2,291)
Gain on securities	(219)	—	—
Recoveries on historic losses	(5,107)	—	—
Branch write-off expense	—	981	—
Special dividend from equity investment	(12,500)	(10,185)	(2,995)
Merger expenses	1,886	711	—
Hurricane expenses	—	—	897
Outsourced special project expense	—	1,092	1,531
Total adjustments	(23,118)	(5,423)	(2,858)
Tax-effect of adjustments(1)	(6,225)	(1,417)	(738)
Adjustments after-tax	(16,893)	(4,006)	(2,120)
BOLI redemption tax	—	—	3,667
Total adjustments after tax (B)	(16,893)	(4,006)	1,547
Earnings, as adjusted (C)	$302,128	$210,442	$291,086
Average diluted shares outstanding (D)	164,858	165,373	167,804
GAAP diluted earnings per share: A/D	$1.94	$1.30	$1.73
Adjustments after-tax: B/D	(0.11)	(0.03)	—
Diluted earnings per common share excluding adjustments: C/D	$1.83	$1.27	$1.73
_____________________
(1) Blended statutory tax rate of 25.740% for 2021, 26.135% for 2020 and 25.819% for 2019.
We had $998.1 million, $1.00 billion and $995.0 million total goodwill, core deposit intangibles and other intangible assets as of December 31, 2021, 2020 and 2019, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share; return on average assets, excluding intangible amortization; return on average assets, as adjusted; return on average common equity, as adjusted; return on average tangible equity excluding intangible amortization; return on average tangible equity, as adjusted; tangible equity to tangible assets; and efficiency ratio, as adjusted are useful in evaluating our Company. These calculations, which are similar to the GAAP calculation of diluted earnings per common share, book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 25 through 28, respectively.
Table 25: Tangible Book Value Per Share

	Years Ended December 31,
	2021	2020
	(In thousands, except per share data)
Book value per share: A/B	$16.90	$15.78
Tangible book value per share: (A-C-D)/B	10.80	9.70
(A) Total equity	$2,765,721	$2,605,758
(B) Shares outstanding	163,699	165,095
(C) Goodwill	973,025	973,025
(D) Core deposit and other intangibles	25,045	30,728

Table 26: Return on Average Assets Excluding Intangible Amortization

	Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Return on average assets: A/D	1.83%	1.33%	1.93%
Return on average assets excluding intangible amortization: (A+B)/(D-E)	1.96	1.45	2.10
Return on average assets excluding fair value adjustment for marketable securities, FDIC Small Bank Assessment Credit, gain on securities, recoveries on historic losses, branch write-off expense, special dividend from equity investment, merger expenses, hurricane expense, outsourced special project expense and BOLI redemption tax: (ROA, as adjusted) (A+C)/D	1.73	1.30	1.94
(A) Net income	$319,021	$214,448	$289,539
(B) Intangible amortization after-tax	4,220	4,317	4,691
(C) Adjustments after-tax	(16,893)	(4,006)	1,547
(D) Average assets	17,458,985	16,137,294	15,028,500
(E) Average goodwill, core deposits and other intangible assets	1,000,872	1,004,157	998,090
Table 27: Return on Average Tangible Equity Excluding Intangible Amortization

	Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Return on average equity: A/D	11.89%	8.57%	12.01%
Return on average common equity excluding fair value adjustment for marketable securities, FDIC Small Bank Assessment Credit, gain on securities, recoveries on historic losses, branch write-off expense, special dividend from equity investment, merger expenses, hurricane expense, outsourced special project expense and BOLI redemption tax: (ROE, as adjusted) (A+C)/D	11.26	8.41	12.07
Return on average tangible equity excluding intangible amortization: B/(D-E)	19.20	14.59	20.83
Return on average tangible common equity excluding fair value adjustment for marketable securities, FDIC Small Bank Assessment Credit, gain on securities, recoveries on historic losses, branch write-off expense, special dividend from equity investment, merger expenses, hurricane expense, outsourced special project expense and BOLI redemption tax: (ROTCE, as adjusted) (A+C)/(D-E)	17.95	14.04	20.60
(A) Net income	$319,021	$214,448	$289,539
(B) Earnings excluding intangible amortization	323,241	218,765	294,230
(C) Adjustments after-tax	(16,893)	(4,006)	1,547
(D) Average equity	2,684,139	2,503,200	2,410,853
(E) Average goodwill, core deposits and other intangible assets	1,000,872	1,004,157	998,090

Table 28: Tangible Equity to Tangible Assets

	Years Ended December 31,
	2021	2020
	(Dollars in thousands)
Equity to assets: B/A	15.32%	15.89%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	10.36	10.41
(A) Total assets	$18,052,138	$16,398,804
(B) Total equity	2,765,721	2,605,758
(C) Goodwill	973,025	973,025
(D) Core deposit and other intangibles	25,045	30,728
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
Table 29: Efficiency Ratio, As Adjusted

	Years Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Net interest income (A)	$572,971	$582,555	$563,217
Non-interest income (B)	137,569	111,786	99,516
Non-interest expense (C)	298,517	287,385	275,787
FTE Adjustment (D)	7,079	6,015	5,255
Amortization of intangibles (E)	5,683	5,844	6,324
Adjustments:
Non-interest income:
Fair value adjustment for marketable securities	$7,178	$(1,978)	$—
Special dividend from equity investment	12,500	10,185	2,995
Gain on OREO, net	2,003	1,132	757
(Loss) gain on branches, equipment and other assets, net	(105)	326	(3)
Gain (loss) on securities, net	219	—	(2)
Recoveries on historic losses	5,107	—	—
Total non-interest income adjustments (F)	$26,902	$9,665	$3,747
Non-interest expense:
Branch write-off expense	$—	$981	$—
FDIC Small Bank Assessment Credit	—	—	(2,291)
Merger expenses	1,886	711	—
Hurricane damage expense	—	—	897
Outsourced special project expense	—	1,092	1,531
Total non-core non-interest expense (G)	$1,886	$2,784	$137
Efficiency ratio (reported): ((C-E)/(A+B+D))	40.81%	40.20%	40.34%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	42.12	40.36	40.55

Table 30 presents selected unaudited quarterly financial information for 2021 and 2020.
Table 30: Quarterly Results

	2021 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$162,651	$154,481	$157,060	$150,979	$625,171
Total interest expense	14,563	13,229	12,449	11,959	$52,200
Net interest income	148,088	141,252	144,611	139,020	572,971
Provision for credit losses	—	(4,752)	—	—	(4,752)
Net interest income after provision for credit losses	148,088	146,004	144,611	139,020	577,723
Total non-interest income	45,276	31,120	29,209	31,964	137,569
Total non-interest expense	72,866	72,982	75,619	77,050	298,517
Income before income taxes	120,498	104,142	98,201	93,934	416,775
Income tax expense	28,896	25,072	23,209	20,577	97,754
Net income	$91,602	$79,070	$74,992	$73,357	$319,021
Per share data:
Basic earnings per common share	$0.55	$0.48	$0.46	$0.45	$1.94
Diluted earnings per common share	0.55	0.48	0.46	0.45	1.94

	2020 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$172,175	$171,598	$166,633	$165,556	$675,962
Total interest expense	32,450	22,931	20,495	17,531	93,407
Net interest income	139,725	148,667	146,138	148,025	582,555
Provision for credit losses	94,598	20,655	14,000	—	129,253
Net interest income after provision for credit losses	45,127	128,012	132,138	148,025	453,302
Total non-interest income	22,927	25,023	29,951	33,885	111,786
Total non-interest expense	70,474	70,958	71,712	74,241	287,385
Income before income taxes	(2,420)	82,077	90,377	107,669	277,703
Income tax expense	(2,927)	19,250	21,057	25,875	63,255
Net income	$507	$62,827	$69,320	$81,794	$214,448
Per share data:
Basic earnings per common share	$—	$0.38	$0.42	$0.50	$1.30
Diluted earnings per common share	—	0.38	0.42	0.50	1.30
In 2021, the Company reclassified unfunded commitment expense from other operating expenses within non-interest expense to the provision for credit losses - unfunded commitments within total credit loss expense. This reclassification was made in response to financial institutions eliminating the diversity in practice as to where unfunded commitments expense was to be classified in the statement of income.
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
Our objective is to manage liquidity in a way that ensures cash flow requirements of depositors and borrowers are met in a timely and orderly fashion while ensuring the reliance on various funding sources does not become so heavily weighted to any one source that it causes undue risk to the bank. Our liquidity sources are prioritized based on availability and ease of activation. Our current liquidity condition is a primary driver in determining our funding needs and is a key component of our asset liability management.
Various sources of liquidity are available to meet the cash flow needs of depositors and borrowers. Our principal source of funds is core deposits, including checking, savings, money market accounts and certificates of deposit. We may also from time to time obtain wholesale funding through brokered deposits. Secondary sources of funding include advances from the Federal Home Loan Bank of Dallas, the Federal Reserve Bank Discount Window and other borrowings, such as through correspondent banking relationships. These secondary sources enable us to borrow funds at rates and terms which, at times, are more beneficial to us. Additionally, as needed, we can liquidate or utilize our available for sale investment portfolio as collateral to provide funds for an intermediate source of liquidity.
Interest Rate Sensitivity. Our primary business is banking and the resulting earnings, primarily net interest income, are susceptible to changes in market interest rates. It is management’s goal to maximize net interest income within acceptable levels of interest rate and liquidity risks.
A key element in the financial performance of financial institutions is the level and type of interest rate risk assumed. The single most significant measure of interest rate risk is the relationship of the repricing periods of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk we assume. We use net interest income simulation modeling and economic value of equity as the primary methods in analyzing and managing interest rate risk.
One of the tools that our management uses to measure short-term interest rate risk is a net interest income simulation model. This analysis calculates the difference between net interest income forecasted using base market rates and using a rising and a falling interest rate scenario. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly, the simulation model uses indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price overnight in the model while we project certain other deposits by product type to have stable balances based on our deposit history. This accounts for the portion of our portfolio that moves more slowly than market rates and changes at our discretion.
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
For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2021, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 31 presents our sensitivity to net interest income as of December 31, 2021.
Table 31: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	11.67%
Up 100 basis points	5.42
Down 100 basis points	(3.18)
Down 200 basis points	(5.26)
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 is effective based on the specified criteria.
BKD, LLP, Little Rock, Arkansas, (U.S. PCAOB Auditor Firm I.D.:686), the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders, Board of Directors and Audit Committee
Home BancShares, Inc.
Conway, Arkansas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Adoption of New Accounting Standard
As discussed in Notes 1 and 5, to the consolidated financial statements, the Company changed its method of accounting for the allowance for credit losses in 2020 due to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statement. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
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

Allowance for Credit Losses
Critical Audit Matter Description
As discussed in Note 5, the Company uses the discounted cash flow (DCF) method to estimate expected losses for all of the Company’s loan pools that exhibit similar risk characteristics. For each loan pool, the Company generates cash flow projections at the instrument level adjusting payment expectations for estimated prepayment speed, curtailments, time to recovery, probability of default and loss given default. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers when modeling lifetime probability of default and loss given default. The Company’s analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. The Company evaluates the performance of the selected models used in the calculation and determines if changes to the input assumptions and economic factors are necessary to produce a calculation that is more responsive to changes in economic conditions. Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan pools. Loans that do not share risk characteristics are evaluated on an individual basis. For loans individually evaluated, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The Company applies expected funding percentages to the respective model loss rates to estimate the allowance for unfunded commitments.
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
•Obtained an understanding, evaluated the design and tested the operating effectiveness of controls, including information technology, over the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:
◦Loan data completeness and accuracy
◦Grouping of loans by segment
◦Model inputs utilized
◦Approval of model assumptions selected
◦Establishment of qualitative factors
•Tested the mathematical accuracy of the calculation of the ACL
•Tested individual loan files to evaluate the reasonableness of loan credit risk ratings
•Tested the completeness and accuracy of inputs utilized in the calculation of the ACL
•Evaluated the reasonableness of selected loss drivers utilized and loss driver forecasts for each loan segment
•Tested the reasonableness of specific reserves on individually evaluated loans
•Tested estimated funding rate of unfunded loan commitments
•Evaluated the qualitative adjustments, including any additional factors utilized for specific identified risks and assessed the reasonableness and basis for adjustments
/s/ BKD, LLP
We have served as the Company’s auditor since 2005.
Little Rock, Arkansas
February 24, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders, Board of Directors and Audit Committee
Home BancShares, Inc.
Conway, Arkansas
Opinion on the Internal Control Over Financial Reporting
We have audited Home BancShares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated February 24, 2022, expressed an unqualified opinion thereon.
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
/s/ BKD, LLP
Little Rock, Arkansas
February 24, 2022

Home BancShares, Inc.
Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2021	2020
Assets
Cash and due from banks	$119,908	$242,173
Interest-bearing deposits with other banks	3,530,407	1,021,615
Cash and cash equivalents	3,650,315	1,263,788
Investment securities – available-for-sale	3,119,807	2,473,781
Loans receivable	9,836,089	11,220,721
Allowance for credit losses	(236,714)	(245,473)
Loans receivable, net	9,599,375	10,975,248
Bank premises and equipment, net	275,760	278,614
Foreclosed assets held for sale	1,630	4,420
Cash value of life insurance	105,135	103,519
Accrued interest receivable	46,736	60,528
Deferred tax asset, net	78,290	70,249
Goodwill	973,025	973,025
Core deposit and other intangibles	25,045	30,728
Other assets	177,020	164,904
Total assets	$18,052,138	$16,398,804
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$4,127,878	$3,266,753
Savings and interest-bearing transaction accounts	9,251,805	8,212,240
Time deposits	880,887	1,246,797
Total deposits	14,260,570	12,725,790
Securities sold under agreements to repurchase	140,886	168,931
FHLB and other borrowed funds	400,000	400,000
Accrued interest payable and other liabilities	113,868	127,999
Subordinated debentures	371,093	370,326
Total liabilities	15,286,417	13,793,046
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2021 and 2020; shares issued and outstanding 163,699,282 in 2021 and 165,095,252 in 2020	1,637	1,651
Capital surplus	1,487,373	1,520,617
Retained earnings	1,266,249	1,039,370
Accumulated other comprehensive income	10,462	44,120
Total stockholders’ equity	2,765,721	2,605,758
Total liabilities and stockholders’ equity	$18,052,138	$16,398,804
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Interest income:
Loans	$571,960	$625,338	$658,345
Investment securities
Taxable	30,054	32,596	41,406
Tax-exempt	19,642	16,158	13,015
Deposits – other banks	3,515	1,849	5,188
Federal funds sold	—	21	34
Total interest income	625,171	675,962	717,988
Interest expense:
Interest on deposits	24,936	63,110	114,104
Federal funds purchased	—	13	54
FHLB and other borrowed funds	7,604	9,506	17,209
Securities sold under agreements to repurchase	497	1,167	2,544
Subordinated debentures	19,163	19,611	20,860
Total interest expense	52,200	93,407	154,771
Net interest income	572,971	582,555	563,217
Provision for credit losses	—	112,264	1,325
Provision for credit loss - unfunded commitments	(4,752)	16,989	—
Total credit loss expense	(4,752)	129,253	1,325
Net interest income after provision for credit losses	577,723	453,302	561,892
Non-interest income:
Service charges on deposit accounts	22,276	21,381	25,930
Other service charges and fees	36,451	30,686	34,086
Trust fees	1,960	1,633	1,566
Mortgage lending income	25,676	29,065	14,303
Insurance commissions	1,943	1,848	2,278
Increase in cash value of life insurance	2,049	2,200	2,752
Dividends from FHLB, FRB, FNBB & other	14,835	12,472	7,707
Gain on sale of SBA loans	2,380	645	1,573
(Loss) gain on branches, equipment and other assets, net	(105)	326	(3)
Gain on OREO, net	2,003	1,132	757
Gain (loss) on securities, net	219	—	(2)
Fair value adjustment for marketable securities	7,178	(1,978)	—
Other income	20,704	12,376	8,569
Total non-interest income	137,569	111,786	99,516
Non-interest expense:
Salaries and employee benefits	170,755	163,950	154,177
Occupancy and equipment	36,631	38,412	35,452
Data processing expense	24,280	19,032	16,161
Merger and acquisition expenses	1,886	711	—
Other operating expenses	64,965	65,280	69,997
Total non-interest expense	298,517	287,385	275,787
Income before income taxes	416,775	277,703	385,621
Income tax expense	97,754	63,255	96,082
Net income	$319,021	$214,448	$289,539
Basic earnings per common share	$1.94	$1.30	$1.73
Diluted earnings per common share	$1.94	$1.30	$1.73
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net income available to all stockholders	$319,021	$214,448	$289,539
Net unrealized (loss) gain on available-for-sale securities	(45,567)	37,771	41,262
Other comprehensive (loss) income, before tax effect	(45,567)	37,771	41,262
Tax effect on other comprehensive (loss) income	11,909	(9,872)	(10,767)
Other comprehensive (loss) income	(33,658)	27,899	30,495
Comprehensive income	$285,363	$242,347	$320,034
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2021, 2020 and 2019

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2019	$1,707	$1,609,810	$752,184	$(13,815)	$2,349,886
Comprehensive income:
Net income	—	—	289,539	—	289,539
Other comprehensive loss	—	—	—	30,495	30,495
Net issuance of 93,372 shares of common stock from exercise of stock options	1	1,406	—	—	1,407
Impact of adoption of new accounting standards(1)	—	—	459	(459)	—
Repurchase of 4,542,222 shares of common stock	(45)	(84,843)	—	—	(84,888)
Share-based compensation net issuance of 102,124 shares of restricted common stock	1	10,718	—	—	10,719
Cash dividends – Common Stock, $0.51 per share	—	—	(85,627)	—	(85,627)
Balances at December 31, 2019	1,664	1,537,091	956,555	16,221	2,511,531
Cumulative change in accounting principle (adoption of ASC 326)	—	—	(43,956)	—	(43,956)
Balances at January 1, 2020	1,664	1,537,091	912,599	16,221	2,467,575
Comprehensive income:
Net income	—	—	214,448	—	214,448
Other comprehensive income	—	—	—	27,899	27,899
Net issuance of 67,577 shares of common stock from exercise of stock options	—	595	—	—	595
Repurchase of 1,533,560 shares of common stock	(15)	(25,675)	—	—	(25,690)
Share-based compensation net issuance of 187,889 shares of restricted common stock	2	8,606	—	—	8,608
Cash dividends – Common Stock, $0.53 per share	—	—	(87,677)	—	(87,677)
Balances at December 31, 2020	1,651	1,520,617	1,039,370	44,120	2,605,758
Comprehensive income:
Net income	—	—	319,021	—	319,021
Other comprehensive income	—	—	—	(33,658)	(33,658)
Net issuance of 176,846 shares of common stock from exercise of stock options	2	2,372	—	—	2,374
Repurchase of 1,753,000 shares of common stock	(18)	(44,462)	—	—	(44,480)
Share-based compensation net issuance of 180,184 shares of restricted common stock	2	8,846	—	—	8,848
Cash dividends – Common Stock, $0.56 per share	—	—	(92,142)	—	(92,142)
Balances at December 31, 2021	$1,637	$1,487,373	$1,266,249	$10,462	$2,765,721

(1)	Represents the impact of adopting Accounting Standard Update (“ASU”) 2018-02. See Note 1 to the consolidated financial statements for more information.
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2021	2020	2019
Operating Activities
Net income	$319,021	$214,448	$289,539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	19,481	20,082	19,427
(Increase) decrease in value of equity securities	(7,178)	1,978	—
Amortization of securities, net	28,516	20,607	15,943
Accretion of purchased loans	(20,151)	(27,376)	(35,890)
Share-based compensation	8,848	8,608	10,719
Gain on assets	(4,497)	(2,103)	(1,942)
Provision for credit losses	—	112,264	1,325
Provision for credit losses - unfunded commitments	(4,752)	16,989	—
Deferred income taxes	3,868	(19,751)	28,974
Increase in cash value of life insurance	(2,049)	(2,200)	(2,752)
Originations of mortgage loans held for sale	(783,293)	(863,383)	(469,451)
Proceeds from sales of mortgage loans held for sale	825,397	831,604	424,540
Changes in assets and liabilities:
Accrued interest receivable	13,792	(15,212)	3,859
Other assets	1,756	(13,427)	(27,087)
Accrued interest payable and other liabilities	(9,379)	8,600	(9,789)
Net cash provided by operating activities	389,380	291,728	247,415
Investing Activities
Net increase in federal funds sold	—	—	325
Net decrease in loans, excluding loans acquired	1,328,378	92,650	245,366
Purchases of investment securities – available-for-sale	(1,390,405)	(1,147,897)	(609,510)
Proceeds from maturities of investment securities – available-for-sale	652,403	774,276	528,159
Proceeds from sale of investment securities – available-for-sale	18,112	—	1,472
Purchases of equity securities	(13,276)	(15,015)	—
Proceeds from sales of equity securities	16,381	—	—
(Purchases) redemptions of other investments	(9,784)	13,355	34,709
Proceeds from foreclosed assets held for sale	7,599	8,494	14,190
Proceeds from sale of SBA loans	25,116	7,696	21,843
Purchases of premises and equipment, net	(10,282)	(11,547)	(14,898)
Return of investment on cash value of life insurance	418	47,258	—
Net cash proceeds paid – market acquisitions	—	(421,211)	—
Net cash (used in) provided by investing activities	624,660	(651,941)	221,656
Financing Activities
Net increase in deposits, excluding deposits acquired	1,534,780	1,447,407	378,605
Net (decrease) increase in securities sold under agreements to repurchase	(28,045)	25,204	48
Net (decrease) increase in federal funds purchased	—	(5,000)	5,000
Net decrease in FHLB and other borrowed funds	—	(221,439)	(850,954)
Proceeds from exercise of stock options	2,374	595	1,407
Repurchase of common stock	(44,480)	(25,690)	(84,888)
Dividends paid on common stock	(92,142)	(87,677)	(85,627)
Net cash provided by (used in) financing activities	1,372,487	1,133,400	(636,409)
Net change in cash and cash equivalents	2,386,527	773,187	(167,338)
Cash and cash equivalents – beginning of year	1,263,788	490,601	657,939
Cash and cash equivalents – end of year	$3,650,315	$1,263,788	$490,601
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
The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As of December 31, 2019, the Company did not have any other-than-temporarily impaired investment securities. Therefore, upon adoption of ASC 326, the Company determined that an allowance for credit losses on available-for-sale securities was not material. However, the Company evaluated the investment portfolio during 2020 and determined that an $842,000 provision for credit losses was necessary. No additional provision was deemed necessary during the remainder of 2020 or for the 2021. See Note 3 for further discussion.
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
The allowance for credit losses on loans receivable is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed and expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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
The allowance for credit losses is measured based on call report segment as these types of loan exhibit similar risk characteristics. The identified loan segments are as follows:
•1-4 family construction
•All other construction
•1-4 family revolving home equity lines of credit (“HELOC”) & junior liens
•1-4 family senior liens
•Multifamily
•Owner occupied commercial real estate
•Non-owner occupied commercial real estate
•Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•Consumer auto
•Other consumer
•Other consumer - SPF
The allowance for credit losses for each segment is measured through the use of the discounted cash flow method. Loans evaluated individually that are considered to be collateral dependent are not included in the collective evaluation. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. For loans that are not considered to be collateral dependent, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation if a specific reserve is not recorded.
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies:
•Management has a reasonable expectation at the reporting date that troubled debt restructuring will be executed with an individual borrower.
•The extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factors ("Q-Factor") and other qualitative adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor and other qualitative adjustments include, among other things, the impact of (i) changes in lending policies, procedures and strategies; (ii) changes in nature and volume of the portfolio; (iii) staff experience; (iv) changes in volume and trends in classified loans, delinquencies and nonaccruals; (v) concentration risk; (vi) trends in underlying collateral values; (vii) external factors such as competition, legal and regulatory environment; (viii) changes in the quality of the loan review system and (ix) economic conditions.
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
Intangible Assets
Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 121 months on a straight-line basis. Goodwill is not amortized, but rather, is evaluated for impairment on at least an annual basis or more frequently if changes or circumstances occur. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2021, 2020 and 2019, as required by FASB ASC 350, Intangibles - Goodwill and Other. The 2021, 2020 and 2019 tests indicated no impairment of the Company’s goodwill or core deposit intangibles.
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
The Company has standalone derivative financial instruments acquired from Stonegate Bank. These derivative financial instruments consist of interest rate swaps and are recognized as assets and liabilities in the consolidated statements of financial condition at fair value. The Bank’s derivative instruments have not been designated as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in fair value recorded in other non-interest income. In addition, as of December 31, 2021 and December 31, 2020, the Company had derivative contracts outstanding associated with the mortgage loans held for sale portfolio. As of December 31, 2021 and 2020, these derivative instruments are not considered to be material to the Company’s financial position and results of operations.

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
Revenue Recognition.
Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The majority of our revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as our loans, letters of credit, investment securities and mortgage lending income, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our significant revenue-generating activities that are within the scope of ASC Topic 606, which are presented in our income statements as components of non-interest income are as follows:
•Service charges on deposit accounts – These represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.
•Other service charges and fees – These represent credit card interchange fees and Centennial Commercial Finance Group (“Centennial CFG”) loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. The Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310.

Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the years ended December 31:

	2021	2020	2019
	(In thousands, except per share data)
Net income	$319,021	$214,448	$289,539
Average common shares outstanding	164,501	165,373	167,804
Effect of common stock options	357	—	—
Diluted common shares outstanding	164,858	165,373	167,804
Basic earnings per common share	$1.94	$1.30	$1.73
Diluted earnings per common share	$1.94	$1.30	$1.73
As of December 31, 2021, the Company's stock options were dilutive to earnings per share. However, as of December 31, 2020 and 2019, options to purchase 3.3 million and 3.4 million shares of common stock, respectively, with a weighted average exercise price of $19.77 and $19.60, respectively, were excluded from the computation of diluted earnings per share as the majority of the options had an exercise price which was greater than the average market price of the common stock.
2. Business Combinations
Future Acquisition of Happy Bancshares, Inc.
On September 15, 2021, the Company and Centennial entered into an Agreement and Plan of Merger (the “Agreement”) with Happy Bancshares, Inc., a Texas corporation (“Happy”), and its wholly-owned bank subsidiary, Happy State Bank, a Texas banking association (“HSB”), under which the Company and Centennial will acquire Happy and HSB. The Agreement, as amended on October 18, 2021 and further amended on November 8, 2021, provides that, in a series of transactions, an acquisition subsidiary of the Company will merge into Happy and Happy will merge into the Company, with the Company as the surviving entity (collectively, the “Merger”). As soon as reasonably practicable following the Merger, HSB will merge into Centennial, with Centennial as the surviving entity.
Under the terms of the Agreement, as amended, the Company will issue approximately 42.3 million shares of its common stock to the shareholders of Happy upon the completion of the Merger. No cash consideration will be paid in connection with the Merger, except that holders of outstanding shares of Happy common stock at the time of the Merger will receive cash payments in lieu of any fractional shares of Company common stock to which they are otherwise entitled in connection with the Merger. In addition, the Company expects to pay an aggregate of up to approximately $11.0 million in cash in cancellation of certain stock appreciation rights issued by Happy that remain outstanding at the time of the Merger.
Subject to the terms and conditions set forth in the Agreement, as amended, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of Happy will be converted into the right to receive, without interest, 2.17 shares of the Company’s common stock (the “Merger Consideration”). Each unvested restricted share of Happy common stock outstanding at the Effective Time will fully vest and be converted into the right to receive the Merger Consideration. In addition, at the Effective Time, each outstanding option to purchase Happy common stock will be cancelled and converted into the right to receive the number of whole shares of the Company’s common stock, together with any cash in lieu of fractional shares, equal to the product of (i) the number of shares of Happy common stock subject to the option, multiplied by (ii) the excess, if any, of the Merger Consideration value over the exercise price of the option, less applicable tax withholdings, divided by (iii) the Company’s Average Closing Price (defined below). Similarly, each stock appreciation right of Happy outstanding at the Effective Time will be cancelled and converted into the right to receive a cash payment, without interest, equal to the product of (i) the number of shares of Happy common stock subject to the stock appreciation right, multiplied by (ii) the excess, if any, of the Merger Consideration value over the grant price of the stock appreciation right, less applicable tax withholdings. For purposes of these calculations, the Merger Consideration value will be determined using a volume-weighted average closing price of the Company’s common stock as reported on the New York Stock Exchange over the 20 consecutive trading day period ending on the third business day prior to the closing of the Merger (“the Company’s Average Closing Price”), multiplied by 2.17.
The Merger is expected to close during the first quarter of 2022, and is subject to regulatory approvals, and other conditions set forth in the Agreement. The Company received approval for the merger from the Arkansas State Banking Board and the Arkansas State Bank Commissioner as well as the approval of the shareholders of each company in December of 2021.
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
3. Investment Securities
The amortized cost and estimated fair value of investment securities that are classified as available-for-sale are as follows:

	December 31, 2021
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$433,829	$2,375	$(3,225)	$432,979
Residential mortgage-backed securities	1,175,185	4,085	(18,551)	1,160,719
Commercial mortgage-backed securities	372,702	6,521	(1,968)	377,255
State and political subdivisions	973,318	26,296	(2,636)	996,978
Other securities	151,449	1,781	(1,354)	151,876
Total	$3,106,483	$41,058	$(27,734)	$3,119,807

	December 31, 2020
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$325,860	$2,338	$(1,207)	$326,991
Residential mortgage-backed securities	703,138	10,607	(688)	713,057
Commercial mortgage-backed securities	446,964	18,048	(126)	464,886
State and political subdivisions	898,174	31,173	(1,454)	927,893
Other securities	40,755	434	(235)	40,954
Total	$2,414,891	$62,600	$(3,710)	$2,473,781
Assets, principally investment securities, having a fair value of approximately $1.15 billion and $1.08 billion at December 31, 2021 and 2020, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $140.9 million and $168.9 million at December 31, 2021 and 2020.
The amortized cost and estimated fair value of securities classified as available-for-sale at December 31, 2021, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$8,042	$8,115
Due after one year through five years	95,961	96,267
Due after five years through ten years	381,533	381,692
Due after ten years	1,071,060	1,093,759
Mortgage - backed securities: Residential	1,175,185	1,160,719
Mortgage - backed securities: Commercial	372,702	377,255
Other	2,000	2,000
Total	$3,106,483	$3,119,807
During the year ended December 31, 2021, $17.9 million in available-for-sale securities were sold, and the gross realized gains on the sales totaled $219,000. The income tax expense/benefit to net security gains and losses was 25.740% of the gross amounts. During the year ended December 31, 2020, no available-for-sale securities were sold.
During the year ended December 31, 2019, $1.5 million available-for-sale securities were sold. The gross realized loss on the sale for the year ended December 31, 2019 totaled approximately $2,000. The income tax expense/benefit to net security gains and losses was 25.819% of the gross amounts.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2021 and 2020:

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$120,730	$(1,356)	$78,124	$(1,869)	$198,854	$(3,225)
Residential mortgage-backed securities	854,807	(15,246)	104,897	(3,305)	959,704	(18,551)
Commercial mortgage-backed securities	100,702	(1,251)	28,711	(717)	129,413	(1,968)
State and political subdivisions	136,135	(1,282)	18,647	(1,354)	154,782	(2,636)
Other securities	75,744	(1,316)	2,703	(38)	78,447	(1,354)
Total	$1,288,118	$(20,451)	$233,082	$(7,283)	$1,521,200	$(27,734)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$54,611	$(383)	$95,249	$(824)	$149,860	$(1,207)
Residential mortgage-backed securities	143,458	(643)	4,900	(45)	148,358	(688)
Commercial mortgage-backed securities	26,886	(126)	—	—	26,886	(126)
State and political subdivisions	78,349	(1,454)	—	—	78,349	(1,454)
Other securities	5,434	(100)	8,748	(135)	14,182	(235)
Total	$308,738	$(2,706)	$108,897	$(1,004)	$417,635	$(3,710)
The Company evaluates all securities quarterly to determine if any debt securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At December 31, 2021, the Company determined the allowance for credit losses of $842,000, resulting from economic uncertainties related to the COVID-19 pandemic, was adequate for the investment portfolio. No additional provision for credit losses was considered necessary for the portfolio.

	Year Ended December 31, 2021	Year Ended December 31, 2020
	(In thousands)
Allowance for credit losses:
Beginning balance	$842	$—
Provision for credit loss - investment securities	—	842
Ending balance, December 31,	$842	$842
For the year ended December 31, 2021, the Company had approximately $7.3 million in unrealized losses, which were in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 55.7% of the Company’s investment portfolio will mature and be repaid to the Company within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
For the year ended December 31, 2020, the Company had approximately $1.0 million in unrealized losses, which were in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 60.4% of the Company’s investment portfolio will mature and be repaid to the Company within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
As of December 31, 2021, the Company's securities portfolio consisted of 1,336 investment securities, 383 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $27.7 million. The U.S government-sponsored enterprises portfolio contained unrealized losses of $3.2 million on 55 securities. The residential mortgage-backed securities portfolio contained $18.6 million of unrealized losses on 195 securities, and the commercial mortgage-backed securities portfolio contained $2.0 million of unrealized losses on 52 securities. The state and political subdivisions portfolio contained $2.6 million of unrealized losses on 62 securities. In addition, the other securities portfolio contained $1.4 million of unrealized losses on 19 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has determined that an additional provision for credit losses is not necessary as of December 31, 2021.
Income earned on securities for the years ended is as follows:

	December 31,
	2021	2020	2019
	(In thousands)
Taxable:
Available-for-sale	$30,054	$32,596	$41,406
Tax-exempt:
Available-for-sale	19,642	16,158	13,015
Total	$49,696	$48,754	$54,421

4. Loans Receivable
The various categories of loans receivable are summarized as follows:

	December 31,
	2021	2020
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,889,284	$4,429,060
Construction/land development	1,850,050	1,562,298
Agricultural	130,674	114,431
Residential real estate loans
Residential 1-4 family	1,274,953	1,536,257
Multifamily residential	280,837	536,538
Total real estate	7,425,798	8,178,584
Consumer	825,519	864,690
Commercial and industrial	1,386,747	1,896,442
Agricultural	43,920	66,869
Other	154,105	214,136
Total Loans receivable	$9,836,089	$11,220,721
Allowance for credit losses	(236,714)	(245,473)
Loans receivable, net	$9,599,375	$10,975,248
During the year ended December 31, 2021, the Company sold $22.7 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $2.4 million. During the year ended December 31, 2020, the Company sold $7.0 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $645,000. During the year ended December 31, 2019, the Company sold $20.2 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $1.6 million.
Mortgage loans held for sale of approximately $72.7 million and $114.8 million at December 31, 2021 and 2020, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at December 31, 2021 and 2020 were not material.
The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. As a result of the acquisition of LH-Finance in 2020, the Company held approximately $448,000 and $760,000 in PCD loans, as of December 31, 2021 and December 31, 2020, respectively.

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
Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factors and other qualitative adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor and other qualitative adjustments include, among other things, the impact of (i) changes in lending policies, procedures and strategies; (ii) changes in nature and volume of the portfolio; (iii) staff experience; (iv) changes in volume and trends in classified loans, delinquencies and nonaccruals; (v) concentration risk; (vi) trends in underlying collateral values; (vii) external factors such as competition, legal and regulatory environment; (viii) changes in the quality of the loan review system and (ix) economic conditions.
Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the input assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. Based on this analysis during the first quarter of 2021, management determined that changes to several of the economic factors for the various loss driver segments were necessary. The identified loss drivers by segment are included below as of December 31, 2021 and 2020, respectively.

December 31, 2021
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
Consumer & Other Loans. Our consumer & other loans are primarily composed of loans to finance USCG registered high-end sail and power boats as a result of our acquisitions of Shore Premier Finance on June 30, 2018 and LH-Finance on February 29, 2020. The performance of consumer & other loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
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
Despite the improvements in the economic and public health outlooks in the United States during 2021, the emergence of the Delta variant during the second quarter and the Omicron variant during the fourth quarter have resulted in significant uncertainty about the future impact of the pandemic on our business, results of operations and financial condition. As a result, the Company determined that a negative provision for credit losses was not appropriate at this time, and the current level of the allowance for credit losses was considered adequate as of December 31, 2021. During the year ended December 31, 2021, the Company recorded a negative provision for unfunded commitments of $4.8 million. This was primarily due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position.
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

The following table presents the activity in the allowance for credit losses for the year ended December 31, 2021.

	Year Ended December 31, 2021
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$32,861	$88,453	$53,216	$46,530	$24,413	$245,473
Loans charged off	—	(646)	(545)	(8,242)	(2,228)	$(11,661)
Recoveries of loans previously charged off	58	785	683	591	785	2,902
Net loans recovered (charged off)	58	139	138	(7,651)	(1,443)	(8,759)
Provision for credit loss - loans	(4,504)	(1,374)	(4,896)	14,183	(3,409)	—
Balance, December 31	$28,415	$87,218	$48,458	$53,062	$19,561	$236,714

The following table presents the balance in the allowance for credit losses for the year ended December 31, 2020.

	Year Ended December 31, 2020
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$26,433	$33,529	$20,135	$16,615	$5,410	$102,122
Impact of adopting ASC 326	(5,296)	15,912	16,680	11,584	5,108	43,988
Allowance for credit losses on PCD loans	—	—	—	—	357	357
Loans charged off	(1,218)	(3,041)	(485)	(7,764)	(1,978)	(14,486)
Recoveries of loans previously charged off	107	647	337	218	761	2,070
Net loans recovered (charged off)	(1,111)	(2,394)	(148)	(7,546)	(1,217)	(12,416)
Provision for credit loss - loans	12,835	41,406	16,549	25,877	5,446	102,113
Provision for credit loss - acquired loans	—	—	—	—	9,309	9,309
Balance, December 31	$32,861	$88,453	$53,216	$46,530	$24,413	$245,473

The following table presents the balance in the allowance for loan losses for the year ended December 31, 2019.

	Year Ended December 31, 2019
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$21,302	$42,336	$26,734	$14,981	$3,438	$108,791
Loans charged off	(1,450)	(2,741)	(1,661)	(2,327)	(2,424)	(10,603)
Recoveries of loans previously charged off	95	244	926	504	840	2,609
Net loans recovered (charged off)	(1,355)	(2,497)	(735)	(1,823)	(1,584)	(7,994)
Provision for loan losses	6,486	(6,310)	(5,864)	3,457	3,556	1,325
Balance December 31	$26,433	$33,529	$20,135	$16,615	$5,410	$102,122
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of December 31, 2021 and 2020, respectively:

	December 31, 2021
	Nonaccrual	Nonaccrual With Reserve	Loans Past Due Over 90 Days Still Accruing
Real estate:
Commercial real estate loans
Non-farm/non-residential	$11,923	$2,212	$2,225
Construction/land development	1,445	—	—
Agricultural	897	—	—
Residential real estate loans
Residential 1-4 family	16,198	3,000	701
Multifamily residential	156	—	—
Total real estate	30,619	5,212	2,926
Consumer	1,648	—	2
Commercial and industrial	13,875	4,018	107
Agricultural & other	1,016	—	—
Total	$47,158	$9,230	$3,035

	December 31, 2020
	Nonaccrual	Nonaccrual With Reserve	Loans Past Due Over 90 Days Still Accruing
Real estate:
Commercial real estate loans
Non-farm/non-residential	$20,947	$6,794	$6,088
Construction/land development	1,381	2,089	1,296
Agricultural	879	—	—
Residential real estate loans
Residential 1-4 family	19,334	3,000	1,821
Multifamily residential	173	—	—
Total real estate	42,714	11,883	9,205
Consumer	3,506	—	174
Commercial and industrial	17,251	—	231
Agricultural & other	1,057	—	—
Total	$64,528	$11,883	$9,610
The Company had $47.2 million and $64.5 million in nonaccrual loans for the periods ended December 31, 2021 and 2020, respectively. In addition, the Company had $3.0 million and $9.6 million in loans past due 90 days or more and still accruing for the periods ended December 31, 2021 and 2020, respectively.
The Company had $9.2 million and $11.9 million in nonaccrual loans with a specific reserve as of December 31, 2021 and 2020, respectively. The Company did not recognize any interest income on nonaccrual loans during the periods ended December 31, 2021 and 2020.
The following table presents the amortized cost basis of collateral-dependent impaired loans by class of loans as of December 31, 2021 and 2020, respectively:

	December 31, 2021
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$283,919	$—	$—
Construction/land development	4,775	—	—
Agricultural	897	—	—
Residential real estate loans
Residential 1-4 family	—	19,775	—
Multifamily residential	—	1,300	—
Total real estate	289,591	21,075	—
Consumer	—	—	1,663
Commercial and industrial	—	—	18,193
Agricultural & other	—	—	1,016
Total	$289,591	$21,075	$20,872

	December 31, 2020
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$47,429	$—	$—
Construction/land development	6,012	—	—
Agricultural	879	—	—
Residential real estate loans
Residential 1-4 family	—	32,413	—
Multifamily residential	—	173	—
Total real estate	54,320	32,586	—
Consumer	—	—	3,694
Commercial and industrial	—	—	21,027
Agricultural & other	—	—	1,057
Total	$54,320	$32,586	$25,778
The Company had $331.5 million and $112.7 million in collateral-dependent impaired loans for the periods ended December 31, 2021 and 2020, respectively. The increase in collateral-dependent impaired loans was due to the Company changing the valuation method for lodging and assisted living loans to a market price valuation methodology. This involved assigning a 15% discount of par for these impaired loans. The 15% figure was derived based on knowledge of current hotel and assisted living offerings in the loan sale market. In the event of default, liquidation would be achieved through a loan sale. The Company is continuing to monitor these impaired loans and will adjust the discount as necessary.
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

The following is an aging analysis for loans receivable as of December 31, 2021 and 2020:

	December 31, 2021
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,434	$576	$14,148	$16,158	$3,873,126	$3,889,284	$2,225
Construction/land development	92	22	1,445	1,559	1,848,491	1,850,050	—
Agricultural	—	472	897	1,369	129,305	130,674	—
Residential real estate loans
Residential 1-4 family	1,633	3,560	16,899	22,092	1,252,861	1,274,953	701
Multifamily residential	—	—	156	156	280,681	280,837	—
Total real estate	3,159	4,630	33,545	41,334	7,384,464	7,425,798	2,926
Consumer	60	205	1,650	1,915	823,604	825,519	2
Commercial and industrial	958	316	13,982	15,256	1,371,491	1,386,747	107
Agricultural and other	587	2	1,016	1,605	196,420	198,025	—
Total	$4,764	$5,153	$50,193	$60,110	$9,775,979	$9,836,089	$3,035

	December 31, 2020
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,856	$68	$27,035	$30,959	$4,398,101	$4,429,060	$6,088
Construction/land development	178	44	2,677	2,899	1,559,399	1,562,298	1,296
Agricultural	522	—	879	1,401	113,030	114,431	—
Residential real estate loans
Residential 1-4 family	4,833	7,787	21,155	33,775	1,502,482	1,536,257	1,821
Multifamily residential	111	—	173	284	536,254	536,538	—
Total real estate	9,500	7,899	51,919	69,318	8,109,266	8,178,584	9,205
Consumer	2,899	802	3,680	7,381	857,309	864,690	174
Commercial and industrial	960	515	17,482	18,957	1,877,485	1,896,442	231
Agricultural and other	1,125	3,713	1,057	5,895	275,110	281,005	—
Total	$14,484	$12,929	$74,138	$101,551	$11,119,170	$11,220,721	$9,610
Non-accruing loans were $47.2 million and $64.5 million at December 31, 2021 and 2020, respectively.
Interest recognized on impaired loans during the years ended December 31, 2021, 2020 and 2019 was approximately $14.7 million, $3.4 million and $2.4 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.
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

The Company utilizes a risk rating matrix to assign a risk rating to each of its loans. Loans are rated on a scale from 1 to 8. Descriptions of the general characteristics of the 8 risk ratings are as follows:
•Risk rating 1 – Excellent. Loans in this category are to persons or entities of unquestionable financial strength, a highly liquid financial position, with collateral that is liquid and well margined. These borrowers have performed without question on past obligations, and the Bank expects their performance to continue. Internally generated cash flow covers current maturities of long-term debt by a substantial margin. Loans secured by bank certificates of deposit and savings accounts, with appropriate holds placed on the accounts, are to be rated in this category.
•Risk rating 2 – Good. These are loans to persons or entities with strong financial condition and above-average liquidity that have previously satisfactorily handled their obligations with the Bank. Collateral securing the Bank’s debt is margined in accordance with policy guidelines. Internally generated cash flow covers current maturities of long-term debt more than adequately. Unsecured loans to individuals supported by strong financial statements and on which repayment is satisfactory may be included in this classification.
•Risk rating 3 – Satisfactory. Loans to persons or entities with an average financial condition, adequate collateral margins, adequate cash flow to service long-term debt, and net worth comprised mainly of fixed assets are included in this category. These entities are minimally profitable now, with projections indicating continued profitability into the foreseeable future. Closely held corporations or businesses where a majority of the profits are withdrawn by the owners or paid in dividends are included in this rating category. Overall, these loans are basically sound.
•Risk rating 4 – Watch. Borrowers who have marginal cash flow, marginal profitability or have experienced an unprofitable year and a declining financial condition characterize these loans. The borrower has in the past satisfactorily handled debts with the Bank, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While the Bank continues to be adequately secured, margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition. Other characteristics of borrowers in this class include inadequate credit information, weakness of financial statement and repayment capacity, but with collateral that appears to limit exposure.
•Risk rating 5 – Other Loans Especially Mentioned (“OLEM”). A loan criticized as OLEM has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. OLEM assets are not adversely classified and do not expose the institution to sufficient risks to warrant adverse classification.
•Risk rating 6 – Substandard. A loan classified as substandard is inadequately protected by the sound worth and paying capacity of the borrower or the collateral pledged. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual assets.
•Risk rating 7 – Doubtful. A loan classified as doubtful has all the weaknesses inherent in a loan classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. These are poor quality loans in which neither the collateral, if any, nor the financial condition of the borrower presently ensure collectability in full in a reasonable period of time; in fact, there is permanent impairment in the collateral securing the loan.
•Risk rating 8 – Loss. Assets classified as loss are considered uncollectible and of such little value that the continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this basically worthless asset, even though partial recovery may occur in the future. This classification is based upon current facts, not probabilities. Assets classified as loss should be charged-off in the period in which they became uncollectible.
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

Based on the most recent analysis performed, the risk category of loans by class as of December 31, 2021 and 2020 is as follows:

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	284,127	281,982	266,990	341,642	195,301	891,035	194,640	2,455,717
Risk rating 4	111,697	32,788	115,989	301,520	90,747	345,254	90,028	1,088,023
Risk rating 5	—	10,930	2,239	23,117	49,926	189,038	—	275,250
Risk rating 6	—	—	23,723	2,224	11,751	32,372	224	70,294
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	395,824	325,700	408,941	668,503	347,725	1,457,699	284,892	3,889,284
Construction/land development
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	231	—	231
Risk rating 3	301,719	183,715	108,491	23,574	13,760	41,860	149,433	822,552
Risk rating 4	226,230	217,267	448,899	33,617	45,679	38,122	7,297	1,017,111
Risk rating 5	—	—	388	—	—	1,174	176	1,738
Risk rating 6	—	134	825	3	—	7,456	—	8,418
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	527,949	401,116	558,603	57,194	59,439	88,843	156,906	1,850,050
Agricultural
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	21,480	27,931	7,768	6,564	5,103	21,689	7,026	97,561
Risk rating 4	4,305	964	365	970	655	22,143	2,065	31,467
Risk rating 5	—	166	—	—	—	—	—	166
Risk rating 6	—	44	—	—	—	1,436	—	1,480
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	25,785	29,105	8,133	7,534	5,758	45,268	9,091	130,674
Total commercial real estate loans	$949,558	$755,921	$975,677	$733,231	$412,922	$1,591,810	$450,889	$5,870,008
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$76	$89	$165
Risk rating 2	—	—	—	—	—	29	—	29
Risk rating 3	210,970	147,523	119,861	94,848	82,474	296,687	85,836	1,038,199
Risk rating 4	8,885	3,397	56,839	16,887	21,874	53,578	36,642	198,102
Risk rating 5	—	—	3,065	1,220	582	1,366	193	6,426
Risk rating 6	1,136	2,252	2,432	2,063	1,263	16,305	6,580	32,031
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	1	—	1
Total residential 1-4 family	220,991	153,172	182,197	115,018	106,193	368,042	129,340	1,274,953

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	11,898	5,211	34,492	17,375	9,430	43,804	3,583	125,793
Risk rating 4	3,755	44,294	30,060	3,412	2,981	18,805	33,723	137,030
Risk rating 5	—	—	—	7,591	8,105	—	—	15,696
Risk rating 6	—	—	—	—	890	1,428	—	2,318
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	15,653	49,505	64,552	28,378	21,406	64,037	37,306	280,837
Total real estate	$1,186,202	$958,598	$1,222,426	$876,627	$540,521	$2,023,889	$617,535	$7,425,798
Consumer
Risk rating 1	$4,441	$1,799	$1,237	$920	$226	$1,383	$1,893	$11,899
Risk rating 2	—	—	45	639	—	8	—	692
Risk rating 3	221,986	173,511	132,148	109,810	67,992	92,076	1,098	798,621
Risk rating 4	3,547	923	2,944	1,776	158	2,641	79	12,068
Risk rating 5	—	116	—	15	—	131	—	262
Risk rating 6	69	34	39	117	—	1,711	7	1,977
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total consumer	230,043	176,383	136,413	113,277	68,376	97,950	3,077	825,519
Commercial and industrial
Risk rating 1	99,579	$12,752	$350	$118	$102	$21,436	$9,851	$144,188
Risk rating 2	175	16	—	—	66	276	168	701
Risk rating 3	125,071	59,056	77,130	67,944	34,733	42,905	145,247	552,086
Risk rating 4	244,927	35,350	89,558	91,840	23,616	34,566	88,750	608,607
Risk rating 5	6,185	609	480	8,258	5,712	2,851	582	24,677
Risk rating 6	492	15,377	5,913	24,941	5,477	2,233	342	54,775
Risk rating 7	—	—	—	1,696	—	—	—	1,696
Risk rating 8	—	—	—	—	—	16	1	17
Total commercial and industrial	476,429	123,160	173,431	194,797	69,706	104,283	244,941	1,386,747
Agricultural and other
Risk rating 1	$5,042	$—	$40	$—	$—	$110	$552	$5,744
Risk rating 2	—	—	3,467	—	—	909	983	5,359
Risk rating 3	54,534	44,030	5,158	7,092	2,009	46,570	8,750	168,143
Risk rating 4	1,544	218	154	1,590	1,226	1,224	10,842	16,798
Risk rating 5	—	—	—	—	—	1,297	—	1,297
Risk rating 6	53	—	23	13	33	562	—	684
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	61,173	44,248	8,842	8,695	3,268	50,672	21,127	198,025
Total	$1,953,847	$1,302,389	$1,541,112	$1,193,396	$681,871	$2,276,794	$886,680	$9,836,089

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of December 31, 2021 and 2020.

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$395,824	$315,447	$394,061	$648,351	$298,086	$1,268,731	$284,865	$3,605,365
Non-performing	—	10,253	14,880	20,152	49,639	188,968	27	283,919
Total non-farm/ non-residential	395,824	325,700	408,941	668,503	347,725	1,457,699	284,892	3,889,284
Construction/land development
Performing	527,949	400,982	557,778	57,024	59,439	85,197	156,906	1,845,275
Non-performing	—	134	825	170	—	3,646	—	4,775
Total construction/ land development	527,949	401,116	558,603	57,194	59,439	88,843	156,906	1,850,050
Agricultural
Performing	$25,785	$28,939	$8,133	$7,534	$5,758	$44,537	$9,091	$129,777
Non-performing	—	166	—	—	—	731	—	897
Total agricultural	25,785	29,105	8,133	7,534	5,758	45,268	9,091	130,674
Total commercial real estate loans	$949,558	$755,921	$975,677	$733,231	$412,922	$1,591,810	$450,889	$5,870,008
Residential real estate loans
Residential 1-4 family
Performing	$220,380	$151,459	$180,113	$113,845	$105,129	$360,700	$123,552	$1,255,178
Non-performing	611	1,713	2,084	1,173	1,064	7,342	5,788	19,775
Total residential 1-4 family	220,991	153,172	182,197	115,018	106,193	368,042	129,340	1,274,953
Multifamily residential
Performing	$15,653	$49,505	$64,552	$28,378	$21,406	$62,737	$37,306	$279,537
Non-performing	—	—	—	—	—	1,300	—	1,300
Total multifamily residential	15,653	49,505	64,552	28,378	21,406	64,037	37,306	280,837
Total real estate	1,186,202	958,598	1,222,426	876,627	540,521	2,023,889	617,535	7,425,798
Consumer
Performing	$229,986	$176,355	$136,403	$113,160	$68,376	$96,506	$3,070	$823,856
Non-performing	57	28	10	117	—	1,444	7	1,663
Total consumer	230,043	176,383	136,413	113,277	68,376	97,950	3,077	825,519
Commercial and industrial
Performing	$476,424	$122,999	$168,984	$185,569	$66,928	$103,391	$244,259	$1,368,554
Non-performing	5	161	4,447	9,228	2,778	892	682	18,193
Total commercial and industrial	476,429	123,160	173,431	194,797	69,706	104,283	244,941	1,386,747
Agricultural and other
Performing	$61,173	$44,248	$8,819	$8,682	$3,235	$49,725	$21,127	$197,009
Non-performing	—	—	23	13	33	947	—	1,016
Total agricultural and other	61,173	44,248	8,842	8,695	3,268	50,672	21,127	198,025
Total	$1,953,847	$1,302,389	$1,541,112	$1,193,396	$681,871	$2,276,794	$886,680	$9,836,089

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$339,067	$497,640	$775,220	$560,279	$598,074	$1,326,404	$284,947	$4,381,631
Non-performing	—	—	2,289	329	2,850	41,875	86	47,429
Total non-farm/ non-residential	339,067	497,640	777,509	560,608	600,924	1,368,279	285,033	4,429,060
Construction/land development
Performing	341,166	598,995	183,821	102,127	42,779	94,888	192,510	1,556,286
Non-performing	—	762	24	64	139	5,023	—	6,012
Total construction/ land development	341,166	599,757	183,845	102,191	42,918	99,911	192,510	1,562,298
Agricultural
Performing	$35,616	$9,420	$10,325	$6,078	$9,434	$36,476	$6,203	$113,552
Non-performing	—	—	—	—	—	879	—	879
Total agricultural	35,616	9,420	10,325	6,078	9,434	37,355	6,203	114,431
Total commercial real estate loans	$715,849	$1,106,817	$971,679	$668,877	$653,276	$1,505,545	$483,746	$6,105,789
Residential real estate loans
Residential 1-4 family
Performing	$242,505	$196,951	$185,316	$161,274	$137,840	$425,056	$154,902	$1,503,844
Non-performing	666	6,363	948	5,293	1,631	10,514	6,998	32,413
Total residential 1-4 family	243,171	203,314	186,264	166,567	139,471	435,570	161,900	1,536,257
Multifamily residential
Performing	$19,510	$66,533	$188,468	$105,846	$10,016	$102,320	$43,672	$536,365
Non-performing	—	—	—	—	—	173	—	173
Total multifamily residential	19,510	66,533	188,468	105,846	10,016	102,493	43,672	536,538
Total real estate	978,530	1,376,664	1,346,411	941,290	802,763	2,043,608	689,318	8,178,584
Consumer
Performing	$236,395	$198,737	$158,324	$99,905	$71,924	$73,448	$22,263	$860,996
Non-performing	38	316	206	4	1,480	1,643	7	3,694
Total consumer	236,433	199,053	158,530	99,909	73,404	75,091	22,270	864,690
Commercial and industrial
Performing	$785,776	$293,938	$246,177	$98,664	$76,427	$100,050	$274,383	$1,875,415
Non-performing	63	3,769	8,473	3,020	1,349	3,472	881	21,027
Total commercial and industrial	785,839	297,707	254,650	101,684	77,776	103,522	275,264	1,896,442
Agricultural and other
Performing	$138,612	$16,927	$6,695	$6,141	$19,450	$42,927	$49,196	$279,948
Non-performing	—	—	18	—	223	816	—	1,057
Total agricultural and other	138,612	16,927	6,713	6,141	19,673	43,743	49,196	281,005
Total	$2,139,414	$1,890,351	$1,766,304	$1,149,024	$973,616	$2,265,964	$1,036,048	$11,220,721
The Company had approximately $58.7 million or 259 total revolving loans convert to term loans for the year ended December 31, 2021 compared to $104.2 million or 328 total revolving loans convert to term loans for the year ended December 31, 2020. These loans were considered immaterial for vintage disclosure inclusion.

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of December 31, 2021 and 2020:

	December 31, 2021
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	12	$6,119	$3,581	$623	$85	$4,289
Construction/land development	2	240	210	1	—	211
Agricultural	1	282	262	—	—	262
Residential real estate loans
Residential 1-4 family	15	2,328	844	117	332	1,293
Multifamily residential	1	1,130	1,144	—	—	1,144
Total real estate	31	10,099	6,041	741	417	7,199
Consumer	4	22	13	—	3	16
Commercial and industrial	9	2,353	172	65	74	311
Total	44	$12,474	$6,226	$806	$494	$7,526

	December 31, 2020
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	14	$11,510	$4,350	$383	$4,723	$9,456
Construction/land development	2	58	—	7	9	16
Agricultural	1	282	267	—	—	267
Residential real estate loans
Residential 1-4 family	21	2,913	1,441	165	431	2,037
Total real estate	38	14,763	6,058	555	5,163	11,776
Consumer	1	17	14	—	—	14
Commercial and industrial	12	2,470	308	127	91	526
Total	51	$17,250	$6,380	$682	$5,254	$12,316

The following is a presentation of TDRs on non-accrual status as of December 31, 2021, and 2020 because they are not in compliance with the modified terms:

	December 31, 2021		December 31, 2020
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	2	$7	2	$350
Construction/land development	1	210	1	9
Agricultural	1	262	1	267
Residential real estate loans
Residential 1-4 family	5	388	7	547
Total real estate	9	867	11	1,173
Consumer	3	3	—	—
Commercial and industrial	6	206	8	414
Total	18	$1,076	19	$1,587
The following is a presentation of total foreclosed assets as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$536	$438
Construction/land development	834	3,189
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	260	793
Multifamily residential	—	—
Total foreclosed assets held for sale	$1,630	$4,420
The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The purchase price of the loans at acquisition was $1.3 million, and a $357,000 allowance for credit losses was recorded on these loans at acquisition along with a $17,000 non-credit premium. The allowance and non-credit premium resulted in a par value of $1.0 million for these loans at acquisition. As of December 31, 2021 and 2020, the balance of purchase credit deteriorated loans was approximately $448,000 and $760,000, respectively.
6. Goodwill and Core Deposits and Other Intangibles
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at December 31, 2021 and 2020, were as follows:

	December 31, 2021	December 31, 2020
Goodwill	(In thousands)
Balance, beginning of period	$973,025	$958,408
Acquisitions	—	14,617
Balance, end of period	$973,025	$973,025

	December 31, 2021	December 31, 2020
Core Deposit and Other Intangibles	(In thousands)
Balance, beginning of period	$30,728	$36,572
Acquisitions	—	—
Amortization expense	(5,683)	(5,844)
Balance, end of year	$25,045	$30,728
The carrying basis and accumulated amortization of core deposits and other intangibles at December 31, 2021 and 2020 were:

	December 31, 2021	December 31, 2020
	(In thousands)
Gross carrying amount	$86,625	$86,625
Accumulated amortization	(61,580)	(55,897)
Net carrying amount	$25,045	$30,728
Core deposit and other intangible amortization expense for the years ended December 31, 2021, 2020 and 2019 was approximately $5.7 million, $5.8 million and $6.3 million, respectively. Core deposit and other intangibles are tested annually for impairment during the fourth quarter. During the 2021 review, no impairment was found. Including all of the mergers completed as of December 31, 2021, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2022 through 2026 is approximately: 2022 – $5.7 million ; 2023 – $5.5 million ; 2024 – $4.3 million ; 2025 – $3.9 million ; 2026 – $3.6 million.
The carrying amount of the Company’s goodwill was $973.0 million at both December 31, 2021 and 2020. Goodwill is tested annually for impairment during the fourth quarter or more frequently if changes or circumstances occur. During the 2021 and 2020 reviews, no impairment was found. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
7. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of December 31, 2021 and 2020, other assets were $177.0 million and $164.9 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $88.2 million and $86.7 million at December 31, 2021 and December 31, 2020, respectively, and are accounted for at cost.
The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $36.4 million and $28.2 million at December 31, 2021 and 2020, respectively. There were no transactions during the period that would indicate a material change in fair value. Therefore, these investments were accounted for at cost, less impairment.
8. Deposits
The aggregate amount of time deposits with a minimum denomination of $250,000 was $321.6 million and $588.0 million at December 31, 2021 and 2020, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $537.4 million and $864.3 million at December 31, 2021 and 2020, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $7.3 million, $22.8 million and $31.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, brokered deposits were $625.7 million and $635.7 million, respectively.

The following is a summary of the scheduled maturities of all time deposits at December 31, 2021 (in thousands):

One month or less	$137,785
Over 1 month to 3 months	154,614
Over 3 months to 6 months	159,366
Over 6 months to 12 months	257,611
Over 12 months to 2 years	138,863
Over 2 years to 3 years	15,870
Over 3 years to 5 years	16,369
Over 5 years	409
Total time deposits	$880,887
Deposits totaling approximately $1.91 billion and $1.98 billion at December 31, 2021 and 2020, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
9. Securities Sold Under Agreements to Repurchase
At December 31, 2021 and 2020, securities sold under agreements to repurchase totaled $140.9 million and $168.9 million, respectively. For the years ended December 31, 2021 and 2020, securities sold under agreements to repurchase daily weighted-average totaled $151.2 million and $151.6 million, respectively. The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2021 and 2020 is presented in the following tables:

	December 31, 2021
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$8,433	$—	$—	$—	$8,433
Mortgage-backed securities	7,920	—	—	—	7,920
State and political subdivisions	122,173	—	—	—	122,173
Other securities	2,360	—	—	—	2,360
Total borrowings	$140,886	$—	$—	$—	$140,886

	December 31, 2020
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$11,166	$—	$—	$—	$11,166
Mortgage-backed securities	18,830	—	—	—	18,830
State and political subdivisions	135,308	—	—	—	135,308
Other securities	3,627	—	—	—	3,627
Total borrowings	$168,931	$—	$—	$—	$168,931

10. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $400.0 million at both December 31, 2021 and 2020. The Company had no other borrowed funds as of December 31, 2021 or December 31, 2020. At December 31, 2021 and December 31, 2020, the entire $400.0 million balance was classified as long term advances. The FHLB advances mature in 2033 with fixed interest rates ranging from 1.76% to 2.26% and are secured by loans and investments securities. Expected maturities could differ from contractual maturities because the FHLB has have the right to call or the Company has the right to prepay certain obligations.
Additionally, the Company had $1.07 billion and $1.11 billion at December 31, 2021 and 2020, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2021 and 2020, respectively.
Maturities of borrowings with original maturities exceeding one year at December 31, 2021, are as follows (in thousands):

	By Contractual Maturity	By Call Date
2022	$—	$400,000
2023	—	—
2024	—	—
2025	—	—
2026	—	—
Thereafter	400,000	—
	$400,000	$400,000
Additionally, the parent company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at December 31, 2021 and 2020 was zero.
11. Subordinated Debentures
Subordinated debentures consist of subordinated debt securities and guaranteed payments on trust preferred securities. As of December 31, 2021 and 2020, subordinated debentures were $371.1 million and $370.3 million, respectively.

Subordinated debentures at December 31, 2021 and 2020 contained the following components:

	As of December 31, 2021	As of December 31, 2020
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three- month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three- month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	4,501	4,452
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	5,942	5,849
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	299,824	299,199
Total	$371,093	$370,326
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
Subordinated Debt Securities. On April 3, 2017, the Company completed an underwritten public offering of $300.0 million in aggregate principal amount of its 5.625% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “Notes”) for net proceeds, after underwriting discounts and issuance costs, of approximately $297.0 million . The Notes are unsecured, subordinated debt obligations and mature on April 15, 2027. From and including the date of issuance to, but excluding April 15, 2022, the Notes bear interest at an initial rate of 5.625% per annum. From and including April 15, 2022 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month LIBOR as calculated on each applicable date of determination plus a spread of 3.575%; provided, however, that in the event three-month LIBOR is less than zero, then three-month LIBOR shall be deemed to be zero.

The Company may, beginning with the interest payment date of April 15, 2022, and on any interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the Notes at any time, including prior to April 15, 2022, at its option, in whole but not in part, if: (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) a subsequent event occurs that could preclude the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended; in each case, at a redemption price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to but excluding the redemption date. The Notes provide the Company with additional Tier 2 regulatory capital to support expected future growth. The Company is currently considering paying off the Notes.
12. Income Taxes
The following is a summary of the components of the provision for income taxes for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current:
Federal	$70,536	$62,362	$50,418
State	23,350	20,644	16,690
Total current	93,886	83,006	67,108
Deferred:
Federal	2,906	(14,839)	21,768
State	962	(4,912)	7,206
Total deferred	3,868	(19,751)	28,974
Income tax expense	$97,754	$63,255	$96,082
The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Statutory federal income tax rate	21.00%	21.00%	21.00%
Effect of non-taxable interest income	(1.03)	(1.29)	(0.83)
Stock compensation	0.25	0.33	0.10
State income taxes, net of federal benefit	3.97	3.50	3.71
Other	(0.74)	(0.76)	0.94
Effective income tax rate	23.45%	22.78%	24.92%
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

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$68,644	$72,445
Deferred compensation	5,342	4,741
Stock compensation	5,044	4,768
Non-accrual interest income	694	775
Real estate owned	109	620
Loan discounts	4,169	6,806
Tax basis premium/discount on acquisitions	3,220	5,101
Investments	263	502
Deposits	(65)	(33)
Other	5,283	5,855
Gross deferred tax assets	92,703	101,580
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	761	1,929
Unrealized gain on securities available-for-sale	4,220	15,072
Core deposit intangibles	5,736	7,056
FHLB dividends	2,820	2,711
Other	876	4,563
Gross deferred tax liabilities	14,413	31,331
Net deferred tax assets	$78,290	$70,249
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Alabama, Arizona, Arkansas, California, Florida, Georgia, Illinois, Kentucky, Maryland, Mississippi, New York, New Jersey, Oklahoma, Missouri, Pennsylvania, Tennessee, Texas and Wisconsin. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2018.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in other non-interest expense. During the years ended December 31, 2021, 2020 and 2019, the Company did not recognize any significant interest or penalties.
13. Common Stock, Compensation Plans and Other
Common Stock
The Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share.
The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation.
Stock Repurchases
On January 22, 2021, the Board of Directors of the Company authorized the repurchase of up to an additional 20,000,000 shares of the Company’s common stock under the previously approved stock repurchase program, which brought the remaining balance of authorized shares to repurchase to 39,752,000 shares.

During 2021, the Company utilized a portion of this stock repurchase program in order to repurchase a total of 1,753,000 shares with a weighted-average stock price of $25.34 per share. The 2021 earnings were used to fund the repurchases during the year. Shares repurchased under the program as of December 31, 2021 total 17,661,335 shares. The remaining balance available for repurchase was 22,090,665 shares at December 31, 2021.
Stock Compensation Plans
The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. The Plan provides for the granting of incentive and non-qualified stock options and other equity awards, including the issuance of restricted shares. As of December 31, 2021, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 13,288,000. At December 31, 2021, the Company had 1,625,136 shares of common stock remaining available for future grants and 4,640,152 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.
The intrinsic value of the stock options outstanding at December 31, 2021, 2020, and 2019 was $13.1 million, $5.0 million and $6.0 million, respectively. The intrinsic value of the stock options vested at December 31, 2021, 2020 and 2019 was $10.7 million, $4.7 million and $5.3 million, respectively.
The intrinsic value of the stock options exercised during 2021, 2020 and 2019 was $2.0 million, $719,000, and $332,000, respectively.
Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $6.5 million as of December 31, 2021.
The table below summarized the stock option transactions under the Plan at December 31, 2021, 2020 and 2019 and changes during the years then ended:

	2021		2020		2019
	Shares (000)	Weighted- average Exercisable Price	Shares (000)	Weighted- average Exercisable Price	Shares (000)	Weighted- average Exercisable Price
Outstanding, beginning of year	3,254	$19.77	3,411	$19.60	3,617	$19.62
Granted	15	21.68	—	—	55	19.15
Forfeited/Expired	(57)	22.44	(76)	21.95	(163)	22.43
Exercised	(197)	14.78	(81)	10.61	(98)	15.21
Outstanding, end of year	3,015	20.06	3,254	19.77	3,411	19.60
Exercisable, end of year	1,543	17.46	1,537	16.82	1,353	16.03
Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. The weighted-average fair value of options granted during the year ended December 31, 2021 was $11.11. There were no options granted during the year ended December 31, 2020. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

The assumptions used in determining the fair value of 2021, 2020 and 2019 stock option grants were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Expected dividend yield	2.59%	Not Applicable	2.70%
Expected stock price volatility	70.13%	Not Applicable	26.13%
Risk-free interest rate	0.75%	Not Applicable	2.48%
Expected life of options	6.5 years	Not Applicable	6.5 years
The following is a summary of currently outstanding and exercisable options at December 31, 2021:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$6.56 to $8.62	152	0.97	$8.46	152	$8.46
$9.54 to $14.71	140	2.54	13.23	140	13.23
$16.77 to $16.86	130	2.64	16.80	130	16.80
$17.12 to $17.36	99	3.22	17.13	99	17.13
$17.40 to $18.46	871	3.63	18.45	738	18.45
$18.50 to $20.16	41	7.27	19.05	14	19.04
$20.58 to $21.25	158	4.26	21.08	149	21.10
$21.31 to $22.22	112	6.60	22.18	60	22.22
$22.70 to $23.32	1,232	6.55	23.32	1	22.70
$23.51 to $25.96	81	5.47	25.64	59	25.82
	3,015			1,543
The table below summarizes the activity for the Company’s restricted stock issued and outstanding at December 31, 2021, 2020 and 2019 and changes during the years then ended:

	2021	2020	2019
	(In thousands)
Beginning of year	1,371	1,636	1,873
Issued	216	264	181
Vested	(320)	(453)	(340)
Forfeited	(36)	(76)	(78)
End of year	1,231	1,371	1,636
Amount of expense for twelve months ended	$7,112	$6,824	$8,427
Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $14.6 million as of December 31, 2021.

14. Non-Interest Expense
The table below shows the components of non-interest expense for years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(In thousands)
Salaries and employee benefits	$170,755	$163,950	$154,177
Occupancy and equipment	36,631	38,412	35,452
Data processing expense	24,280	19,032	16,161
Merger expense	1,886	711	—
Other operating expenses:
Advertising	4,855	3,999	4,687
Amortization of intangibles	5,683	5,844	6,324
Electronic banking expense	9,817	8,477	7,525
Directors' fees	1,614	1,624	1,602
Due from bank service charges	1,044	975	1,081
FDIC and state assessment	5,472	6,494	4,468
Hurricane expense	—	—	897
Insurance	3,118	3,018	2,846
Legal and accounting	3,703	4,222	5,017
Other professional fees	6,950	8,150	10,213
Operating supplies	1,915	1,988	2,021
Postage	1,283	1,283	1,266
Telephone	1,425	1,302	1,210
Other expense	18,086	17,904	20,840
Total other operating expenses	64,965	65,280	69,997
Total non-interest expense	$298,517	$287,385	$275,787
15. Employee Benefit Plans
401(k) and Employee Stock Ownership Plan
The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The Company matches employees’ contributions based on a percentage of salary contributed by participants. Effective February 2019, the Company adopted a combined 401(k) plan and employee stock ownership plan, named the Home BancShares, Inc. 401(k) and Employee Stock Ownership Plan, in place of its existing 401(k) plan. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission on February 22, 2019 to register $2,000,000 shares of the Company’s common stock that participants may invest in through the plan. As of December 31, 2021, participants in the plan held approximately 1.1 million shares of the Company’s stock. These shares are allocated to the individual employees that have elected to own stock within the plan. While the plan also allows for discretionary employer contributions, no discretionary contributions were made for the years ended 2021, 2020 and 2018. The Company’s expense for the plan was approximately $2.5 million , $2.3 million and $2.1 million in 2021, 2020 and 2019, respectively, which is included in salaries and employee benefits expense.
Chairman’s Retirement Plan
On April 20, 2007, the Company’s Board of Directors approved a Chairman’s Retirement Plan for John W. Allison, the Company’s Chairman. The Chairman’s Retirement Plan provides a supplemental retirement benefit of $250,000 a year for 10 consecutive years or until Mr. Allison’s death, whichever occurs later. During 2011, Mr. Allison reached the age of 65 and became 100% vested in the plan. Therefore, he began receiving the supplemental retirement benefit due to him. He received $250,000 of this benefit during 2021, 2020 and 2019, respectively. An expense of $109,140, $119,935 and $129,903 was accrued for 2021, 2020 and 2019 for this plan, respectively.

16. Related Party Transactions
In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2021 and 2020, related party loans were approximately $60.7 million and $68.8 million, respectively. New loans and advances on prior commitments made to the related parties were $1.7 million and $8.4 million for the years ended December 31, 2021 and 2020, respectively. Repayments of loans made by the related parties were $6.1 million and $2.6 million for the years ended December 31, 2021 and 2020, respectively.
At December 31, 2021 and 2020, directors, officers, and other related interest parties had demand, non-interest-bearing deposits of approximately $1.8 million and $1.5 million, respectively, savings and interest-bearing transaction accounts of approximately $14.3 million and $11.4 million, respectively, and time certificates of deposit of approximately $387,000 and $385,000, respectively.
During each of 2021, 2020 and 2019, rent expense totaling approximately $143,000, $115,000 and $100,000, respectively, was paid to related parties.
17. Leases
The Company leases land and office facilities under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2042 and do not include renewal options based on economic factors that would have implied that continuation of the lease was reasonably certain. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally include real estate taxes and common area maintenance (“CAM”) charges in the rental payments. Short-term leases are leases having a term of twelve months or less. Upon adoption of ASU 2016-02, the Company elected the package of practical expedients whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. In accordance with ASU 2018-11, the Company elected the practical expedient whereby we elected to not separate nonlease components from the associated lease component of our operating leases. As a result, we account for these components as a single component under Topic 842 since (i) the timing and pattern of transfer of the nonlease components and the associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company recognizes short-term leases on a straight-line basis and does not record a related ROU asset and liability for such leases. In addition, equipment leases were determined to be immaterial and a related ROU asset and liability for such leases is not recorded.
As of December 31, 2021, the balances of the right-of-use asset and lease liability were $39.6 million and $42.4 million, respectively. As of December 31, 2020, the balances of the right-of-use asset and lease liability were $40.2 million and $43.0 million, respectively. The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.
The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of December 31, 2021:

December 31, 2021
2022	$7,714
2023	6,574
2024	6,001
2025	5,510
2026	5,389
Thereafter	24,999
Total future minimum lease payments	$56,187
Discount effect of cash flows	(13,778)
Present value of net future minimum lease payments	$42,409

Additional information (dollar amounts in thousands):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
Lease expense:	2021	2020	2019
Operating lease expense	$7,857	$8,138	$8,217
Short-term lease expense	6	35	105
Variable lease expense	1,028	1,056	976
Total lease expense	$8,891	$9,229	$9,298
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$7,881	$8,030	$7,931
Weighted-average remaining lease term	9.71	10.19	10.70
Weighted-average discount rate	3.48%	3.61%	3.62%
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
Although the Company has a diversified loan portfolio, at December 31, 2021 and 2020, commercial real estate loans represented 59.7% and 54.4% of total loans receivable, respectively, and 212.2% and 234.3% of total stockholders’ equity, respectively. Residential real estate loans represented 15.8% and 18.5% of total loans receivable and 56.3% and 79.6% of total stockholders’ equity at December 31, 2021 and 2020, respectively.
Approximately 69.8% of the Company’s total loans and 74.6% of the Company’s real estate loans as of December 31, 2021, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.
As of December 31, 2021, the markets in which we operate have begun to experience economic recovery. However, there is still a significant amount of uncertainty related to the COVID-19 pandemic which may slow the anticipated economic recovery. The Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of December 31, 2021. During the year ended December 31, 2021, the Company recorded a negative provision for unfunded commitments of $4.8 million. This was primarily due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position. The financial statements have been prepared using values and information currently available to the Company. The Company is continuing to closely monitor the situation.
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
At December 31, 2021 and 2020, commitments to extend credit of $3.05 billion and $2.82 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2021 and 2020, is $110.8 million and $56.1 million, respectively.
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
Financial Assets and Liabilities Measured on a Recurring Basis
Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company's securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of December 31, 2021 and 2020, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2021 and 2020.

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
Financial Assets and Liabilities Measured on a Nonrecurring Basis
Impaired loans, which include individually evaluated loans that are collateral dependent, are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for credit losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for credit losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $280.0 million and $102.1 million as of December 31, 2021 and 2020, respectively. The increase in collateral-dependent impaired loans was due to the Company changing the valuation for lodging and assisted living loans to a market price valuation methodology. This involved assigning a 15% discount of par for these impaired loans. The 15% figure was derived based on knowledge of current hotel and assisted living offerings in the loan sale market. In the event of default, liquidation would be achieved through a loan sale. The Company is continuing to monitor these impaired loans and will adjust the discount as necessary. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed $380,000 and $1.3 million of accrued interest receivable when impaired loans were put on non-accrual status during the years ended December 31, 2021 and 2020, respectively.
Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis
Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of December 31, 2021 and 2020, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $1.6 million and $4.4 million, respectively.
No foreclosed assets held for sale were remeasured during the year ended December 31, 2021. Foreclosed assets held for sale with a carrying value of approximately $217,000 were remeasured during the year ended December 31, 2020, resulting in a write-down of approximately $167,000. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.
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

	December 31, 2021
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$3,650,315	$3,650,315	1
Loans receivable, net of impaired loans and allowance	9,319,421	9,503,261	3
Accrued interest receivable	46,736	46,736	1
FHLB, FRB & FNBB stock; other equity investments	124,638	124,638	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,127,878	$4,127,878	1
Savings and interest-bearing transaction accounts	9,251,805	9,251,805	1
Time deposits	880,887	901,280	3
Securities sold under agreements to repurchase	140,886	140,886	1
FHLB and other borrowed funds	400,000	401,362	2
Accrued interest payable	4,798	4,798	1
Subordinated debentures	371,093	374,894	3

	December 31, 2020
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,263,788	$1,263,788	1
Loans receivable, net of impaired loans and allowance	10,873,120	11,292,004	3
Accrued interest receivable	60,528	60,528	1
FHLB, FRB & FNBB stock; other equity investments	114,854	114,854	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$3,266,753	$3,266,753	1
Savings and interest-bearing transaction accounts	8,212,240	8,212,240	1
Time deposits	1,246,797	1,266,430	3
Securities sold under agreements to repurchase	168,931	168,931	1
FHLB and other borrowed funds	400,000	414,207	2
Accrued interest payable	5,925	5,925	1
Subordinated debentures	370,326	378,981	3
21. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During 2021, the Company requested approximately $255.4 million in regular dividends from its banking subsidiary.
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
On December 31, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 27, 2020, the federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company has elected to adopt the interim final rule, which is reflected in the risk-based capital ratios presented below.
In July 31, 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” and certain provisions of the Dodd-Frank Act (“Basel III”). Basel III applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies. Basel III became effective for the Company and its bank subsidiary on January 1, 2015. The capital conservation buffer requirement began being phased in beginning January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019 when the phase-in period ended, and the full capital conservation buffer requirement became effective.
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
The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of December 31, 2021, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 15.37%, 11.11%, 15.98%, and 19.77%, respectively, as of December 31, 2021.

The Company’s actual capital amounts and ratios along with the Company’s bank subsidiary are presented in the following table.

	Actual		Minimum Capital Requirement – Basel III		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2021
Common equity Tier 1 capital ratios:
Home BancShares	$1,812,797	15.37%	$825,548	7.00%	N/A	N/A
Centennial Bank	1,859,093	15.82	822,608	7.00	763,850	6.50
Leverage ratios:
Home BancShares	$1,884,067	11.11%	$678,427	4.00%	N/A	N/A
Centennial Bank	1,859,093	10.97	677,883	4.00	847,353	5.00
Tier 1 capital ratios:
Home BancShares	$1,884,067	15.98%	$1,002,451	8.50%	N/A	N/A
Centennial Bank	1,859,093	15.82	998,881	8.50	940,123	8.00
Total risk-based capital ratios:
Home BancShares	$2,331,948	19.77%	$1,238,322	10.50%	N/A	N/A
Centennial Bank	2,006,814	17.08	1,233,697	10.50	1,174,950	10.00

As of December 31, 2020
Common equity Tier 1 capital ratios:
Home BancShares	$1,615,683	13.42%	$842,741	7.00%	N/A	N/A
Centennial Bank	1,804,392	15.04	839,810	7.00	779,824	6.50
Leverage ratios:
Home BancShares	$1,686,810	10.85%	$621,884	4.00%	N/A	N/A
Centennial Bank	1,804,392	11.61	621,668	4.00	777,085	5.00
Tier 1 capital ratios:
Home BancShares	$1,686,810	14.01%	$1,023,328	8.50%	N/A	N/A
Centennial Bank	1,804,392	15.04	1,019,769	8.50	959,783	8.00
Total risk-based capital ratios:
Home BancShares	$2,137,238	17.75%	$1,264,111	10.50%	N/A	N/A
Centennial Bank	1,955,299	16.30	1,259,548	10.50	1,199,570	10.00
22. Additional Cash Flow Information
In connection with the LH-Finance acquisition, accounted for using the purchase method, the Company acquired approximately $409.1 million in assets, including $407.4 million in loans as of February 29, 2020, and paid $421.2 million in cash.

The following is summary of the Company’s additional cash flow information during the years ended December 31:

	2021	2020	2019
	(In thousands)
Interest paid	$53,327	$95,483	$155,661
Income taxes paid	98,320	77,838	89,692
Assets acquired by foreclosure	2,623	2,639	9,340
23. Condensed Financial Information (Parent Company Only)
Condensed Balance Sheets

	December 31,
(In thousands)	2021	2020
Assets
Cash and cash equivalents	$291,585	$152,718
Investment securities	18,254	13,037
Investments in wholly-owned subsidiaries	2,815,345	2,797,541
Investments in unconsolidated subsidiaries	2,201	2,201
Other assets	14,591	15,825
Total assets	$3,141,976	$2,981,322
Liabilities
Subordinated debentures	$371,093	$370,326
Other liabilities	5,162	5,238
Total liabilities	376,255	375,564
Stockholders' Equity
Common stock	1,637	1,651
Capital surplus	1,487,373	1,520,617
Retained earnings	1,266,249	1,039,370
Accumulated other comprehensive income	10,462	44,120
Total stockholders' equity	2,765,721	2,605,758
Total liabilities and stockholders' equity	$3,141,976	$2,981,322
Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2021	2020	2019
Income
Dividends from equity securities	$646	$385	$—
Dividends from banking subsidiary	286,712	183,711	232,532
Other (loss) income	7,234	(1,588)	125
Total income	294,592	182,508	232,657
Expenses	34,194	33,346	36,798
Income before income taxes and equity in undistributed net income of subsidiaries	260,398	149,162	195,859
Tax benefit for income taxes	7,161	8,589	9,703
Income before equity in undistributed net income of subsidiaries	267,559	157,751	205,562
Equity in undistributed net income of subsidiaries	51,462	56,697	83,977
Net income	$319,021	$214,448	$289,539

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$319,021	$214,448	$289,539
Items not requiring (providing) cash
Depreciation	—	216	289
Amortization	767	769	796
Share-based compensation	8,848	8,607	10,719
(Increase) decrease in value of equity securities	(7,178)	1,978	—
Gain on assets	—	(320)	(18)
Equity in undistributed income of subsidiaries	(51,462)	(56,697)	(83,977)
Changes in other assets	90	(628)	(2,006)
Changes in other liabilities	(76)	(307)	(504)
Net cash provided by operating activities	270,010	168,066	214,838
Cash flows from investing activities
Proceeds from sale of premises and equipment, net	—	1,841	508
Purchases of equity securities	(13,276)	(15,015)	—
Proceeds from sale of equity securities	16,381	—	—
Net cash provided by (used in) investing activities	3,105	(13,174)	508
Cash flows from financing activities
Proceeds from exercise of stock options	2,374	595	1,407
Repurchase of common stock	(44,480)	(25,689)	(84,888)
Dividends paid	(92,142)	(87,677)	(85,627)
Net cash used in financing activities	(134,248)	(112,771)	(169,108)
Increase in cash and cash equivalents	138,867	42,121	46,238
Cash and cash equivalents, beginning of year	152,718	110,597	64,359
Cash and cash equivalents, end of year	$291,585	$152,718	$110,597
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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. Section 4013 of the CARES Act provides financial institutions the temporary option to not apply ASC Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, to certain loan modifications related to COVID-19 made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after termination of the President’s national emergency declaration for COVID-19. On December 28, 2020, an extension of section 4013 of the CARES Act, provided institutions with an extension of the temporary option to not apply ASC Subtopic 310-40 until January 1, 2022. Further, financial institutions do not need to determine impairment associated with certain loan concessions that would otherwise have been required for TDRs (e.g., interest rate concessions, payment deferrals, or loan extensions). The Company has relied on Section 4013 of the CARES Act in accounting for loan modifications since the fourth quarter of 2020. As of December 31, 2021, the Company had 26 remaining loan modifications for a total of $190.7 million. All of the customers currently on deferment chose principal deferment only and now have returned to paying interest monthly.
In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” The amendments in the update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in the update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in this Update do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022.
25. Subsequent Events
On January 18, 2022, the Company completed an underwritten public offering of $300 million in aggregate principal amount of its 3.125% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “Notes”) pursuant to an underwriting agreement dated January 13, 2022 (the “Underwriting Agreement”) with Piper Sandler & Co., as underwriter. The Underwriting Agreement contains customary representations, warranties and covenants and includes the terms and conditions for the sale of the Notes, indemnification and contribution obligations and other terms and conditions customary in agreements of this type.
The Notes were issued pursuant to the Subordinated Indenture, dated as of April 3, 2017 (the “Base Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the Second Supplemental Indenture, dated January 18, 2022 (the “Supplemental Indenture”), between the Company and the Trustee. The Base Indenture, as amended and supplemented by the Supplemental Indenture, governs the terms of the Notes and provides that the Notes are unsecured, subordinated debt obligations of the Company and will mature on January 30, 2032. From and including the date of issuance to, but excluding January 30, 2027 or the date of earlier redemption, the Notes will bear interest at an initial rate of 3.125% per annum, payable in arrears on January 30 and July 30 of each year. From and including January 30, 2027 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to the Benchmark rate (which is expected to be Three-Month Term SOFR), each as defined in and subject to the provisions of the Supplemental Indenture, plus 182 basis points, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, commencing on April 30, 2027.
The Company may, beginning with the interest payment date of January 30, 2027, and on any interest payment date thereafter, redeem the Notes, in whole or in part, subject to prior approval of the Federal Reserve if then required, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the Notes at any time, including prior to January 30, 2027, at the Company’s option, in whole but not in part, subject to prior approval of the Federal Reserve if then required, if certain events occur that could impact the Company’s ability to deduct interest payable on the Notes for U.S. federal income tax purposes or preclude the Notes from being recognized as Tier 2 capital for regulatory capital purposes, or if the Company is required to register as an investment company under the Investment Company Act of 1940, as amended. In each case, the redemption would be at a redemption price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to, but excluding, the redemption date.

On February 4, 2022, the Company completed the purchase of the performing marine loan portfolio of Utah-based LendingClub Bank (“LendingClub”). Under the terms of the purchase agreement with LendingClub, the Company acquired yacht loans totaling approximately $238 million. This portfolio of loans will be housed within the Company's Shore Premier Finance division, which will be responsible for servicing the acquired loan portfolio and originating new loan production. Upon completion of the acquisition, SPF has total loans receivable of approximately $1.13 billion.
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
Changes in Internal Control Over Financial Reporting
The Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer regularly review our internal controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2021 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
No items are reportable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 21, 2022, to be filed pursuant to Regulation 14A.
Item 11. EXECUTIVE COMPENSATION
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 21, 2022, to be filed pursuant to Regulation 14A.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 21, 2022, to be filed pursuant to Regulation 14A, except as set forth below.
We currently maintain a compensation plan, the Home BancShares, Inc. Amended and Restated 2006 Stock Option and Performance Incentive Plan, which provides for the issuance of stock-based compensation to directors, officers and other employees. This plan has been approved by the stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plan as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by the stockholders	3,015,016	$20.06	1,625,136
Equity compensation plans not approved by the stockholders	—	—	—
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 21, 2022, to be filed pursuant to Regulation 14A.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 21, 2022, to be filed pursuant to Regulation 14A.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
(a)    1 and 2. Financial Statements and any Financial Statement Schedules
The financial statements and financial statement schedules listed in the accompanying index to the consolidated financial statements and financial statement schedules are filed as part of this report.
3. Listing of Exhibits.

Exhibit No.
2.1
Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank, Giant Holdings, Inc., and Landmark Bank, N.A., dated November 7, 2016. (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K/A filed on November 10, 2016)

2.2
Amendment to Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank, Giant Holdings, Inc., and Landmark Bank, N.A., dated December 7, 2016. (incorporated by reference to Appendix A of Home BancShares’s registration statement on Form S-4 (File No. 333-214957), as amended)

2.3
Acquisition Agreement by and between Home BancShares, Inc. and Bank of Commerce Holdings, Inc., dated December 1, 2016 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on December 7, 2016)

2.4
Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank and Stonegate Bank, dated March 27, 2017 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on March 27, 2017)

2.5
Agreement and Plan of Merger by and among Home BancShares, Inc., Centenntial Bank, Happy Bancshares, Inc., and Happy State Bank, dated September 15, 2021 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed September 15, 2021).

2.6
Amendment and Joinder Agreement, dated as of October 18, 2021, by and among Home BancShares, Inc., Centennial Bank, Happy Bancshares, Inc., Happy State Bank and HOMB Acquisition Sub III, Inc. (incorporated by reference to Appendix A of Home BancShares’s registration statement on Form S-4 (File No. 333-260446)).

2.7
Second Amendment to Agreement and Plan of Merger, dated as of November 8, 2021, by and among Home BancShares, Inc., Centennial Bank, HOMB Acquisition Sub III, Inc., Happy Bancshares, Inc. and Happy State Bank (incorporated by reference to Appendix A of Home BancShares’s registration statement on Form S-4 (File No. 333-260446), as amended).

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
_________________________________________
*    Filed herewith
Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCSHARES, INC.

	By:	/s/ John W. Allison
John W. Allison
Chairman, Chief Executive Officer and President
Date: February 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 24, 2022.

/s/ John W. Allison	/s/ Brian S. Davis	/s/ Milburn Adams
John W. Allison Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	Brian S. Davis Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	Milburn Adams Director

/s/ Robert H. Adcock, Jr.	/s/ Richard H. Ashley	/s/ Mike Beebe
Robert H. Adcock, Jr. Director	Richard H. Ashley Director	Mike Beebe Director

/s/ Jack E. Engelkes	/s/ Tracy M. French	/s/ Karen Garrett
Jack E. Engelkes Vice Chairman of the Board of Directors	Tracy M. French Director	Karen Garrett Director

/s/ James G. Hinkle	/s/ Alex R. Lieblong	/s/ Thomas J. Longe
James G. Hinkle Director	Alex R. Lieblong Director	Thomas J. Longe Director

/s/ Jim Rankin, Jr.	/s/ Larry W. Ross	/s/ Donna J. Townsell
Jim Rankin, Jr. Director	Larry W. Ross Director	Donna J. Townsell Director

/s/ Jennifer C. Floyd
Jennifer C. Floyd Chief Accounting Officer (Principal Accounting Officer)