Form 10-Q
period 2022-03-31
HOME BANCSHARES INC
filed 2022-05-09
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2022
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from ______ to ______
Commission File Number: 001-41093
HOME BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Arkansas	71-0682831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

719 Harkrider, Suite 100 ,Conway, Arkansas	72032
(Address of principal executive offices)	(Zip Code)

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
Common Stock Issued and Outstanding: 205,639,194 shares as of May 8, 2022.

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
All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$173,134	$119,908
Interest-bearing deposits with other banks	3,446,324	3,530,407
Cash and cash equivalents	3,619,458	3,650,315
Investment securities – available-for-sale, net of allowance for credit losses	2,957,322	3,119,807
Investment securities — held-to-maturity, net of allowance for credit losses	499,265	—
Total investment securities	3,456,587	3,119,807
Loans receivable	10,052,714	9,836,089
Allowance for credit losses	(234,768)	(236,714)
Loans receivable, net	9,817,946	9,599,375
Bank premises and equipment, net	274,503	275,760
Foreclosed assets held for sale	1,144	1,630
Cash value of life insurance	105,623	105,135
Accrued interest receivable	46,934	46,736
Deferred tax asset, net	116,605	78,290
Goodwill	973,025	973,025
Core deposit and other intangibles	23,624	25,045
Other assets	182,546	177,020
Total assets	$18,617,995	$18,052,138
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$4,311,400	$4,127,878
Savings and interest-bearing transaction accounts	9,461,393	9,251,805
Time deposits	808,141	880,887
Total deposits	14,580,934	14,260,570
Securities sold under agreements to repurchase	151,151	140,886
FHLB and other borrowed funds	400,000	400,000
Accrued interest payable and other liabilities	131,339	113,868
Subordinated debentures	667,868	371,093
Total liabilities	15,931,292	15,286,417
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2022 and 2021; shares issued and outstanding 163,757,908 in 2022 and 163,699,282 in 2021	1,638	1,637
Capital surplus	1,485,524	1,487,373
Retained earnings	1,304,098	1,266,249
Accumulated other comprehensive (loss) income	(104,557)	10,462
Total stockholders’ equity	2,686,703	2,765,721
Total liabilities and stockholders’ equity	$18,617,995	$18,052,138
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
	(Unaudited)
Interest income:
Loans	$129,442	$150,917
Investment securities
Taxable	9,080	6,253
Tax-exempt	4,707	5,071
Deposits – other banks	1,673	410
Federal funds sold	1	—
Total interest income	144,903	162,651
Interest expense:
Interest on deposits	4,894	7,705
FHLB and other borrowed funds	1,875	1,875
Securities sold under agreements to repurchase	108	190
Subordinated debentures	6,878	4,793
Total interest expense	13,755	14,563
Net interest income	131,148	148,088
Provision for credit losses	—	—
Provision for credit losses - unfunded commitments	—	—
Total credit loss (benefit) expense	—	—
Net interest income after provision for credit losses	131,148	148,088
Non-interest income:
Service charges on deposit accounts	6,140	5,002
Other service charges and fees	7,733	7,608
Trust fees	574	522
Mortgage lending income	3,916	8,167
Insurance commissions	480	492
Increase in cash value of life insurance	492	502
Dividends from FHLB, FRB, FNBB & other	698	8,609
Gain on sale of SBA loans	95	—
Gain (loss) on sale of branches, equipment and other assets, net	16	(29)
Gain on OREO, net	478	401
Gain on securities, net	—	219
Fair value adjustment for marketable securities	2,125	5,782
Other income	7,922	8,001
Total non-interest income	30,669	45,276
Non-interest expense:
Salaries and employee benefits	43,551	42,059
Occupancy and equipment	9,144	9,237
Data processing expense	7,039	5,870
Merger and acquisition expenses	863	—
Other operating expenses	16,299	15,700
Total non-interest expense	76,896	72,866
Income before income taxes	84,921	120,498
Income tax expense	20,029	28,896
Net income	$64,892	$91,602
Basic earnings per share	$0.40	$0.55
Diluted earnings per share	$0.40	$0.55
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended March 31,
(In thousands)	2022	2021
	(Unaudited)
Net income	$64,892	$91,602
Net unrealized loss on available-for-sale securities	(155,715)	(33,400)
Other comprehensive loss before tax effect	(155,715)	(33,400)
Tax effect on other comprehensive loss	40,696	8,729
Other comprehensive loss	(115,019)	(24,671)
Comprehensive (loss) income	$(50,127)	$66,931
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2022	$1,637	$1,487,373	$1,266,249	$10,462	$2,765,721
Comprehensive income:
Net income	—	—	64,892	—	64,892
Other comprehensive loss	—	—	—	(115,019)	(115,019)
Net issuance of 15,909 shares of common stock from exercise of stock options	1	129	—	—	130
Repurchase of 180,000 shares of common stock	(2)	(4,087)	—	—	(4,089)
Share-based compensation net issuance of 222,717 shares of restricted common stock	2	2,109	—	—	2,111
Cash dividends – Common Stock, $0.165 per share	—	—	(27,043)	—	(27,043)
Balances at March 31, 2022 (unaudited)	$1,638	$1,485,524	$1,304,098	$(104,557)	$2,686,703
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2021
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2021	$1,651	$1,520,617	$1,039,370	$44,120	$2,605,758
Comprehensive income:
Net income	—	—	91,602	—	91,602
Other comprehensive loss	—	—	—	(24,671)	(24,671)
Net issuance of 161,434 shares of common stock from exercise of stock options	1	2,321	—	—	2,322
Repurchase of 330,000 shares of common stock	(3)	(8,767)	—	—	(8,770)
Share-based compensation net issuance of 214,684 shares of restricted common stock	2	2,115	—	—	2,117
Cash dividends – Common Stock, $0.14 per share	—	—	(23,154)	—	(23,154)
Balances at March 31, 2021 (unaudited)	$1,651	$1,516,286	$1,107,818	$19,449	$2,645,204
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2022	2021
	(Unaudited)
Operating Activities
Net income	$64,892	$91,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	5,092	4,728
Increase in value of equity securities	(2,125)	(5,782)
Amortization of securities, net	6,759	6,618
Accretion of purchased loans	(3,089)	(5,485)
Share-based compensation	2,111	2,117
Gain on assets	(589)	(591)
Provision for credit losses	—	—
Provision for credit losses - unfunded commitments	—	—
Deferred income tax effect	2,380	(13,078)
Increase in cash value of life insurance	(492)	(502)
Originations of mortgage loans held for sale	(140,724)	(202,455)
Proceeds from sales of mortgage loans held for sale	139,101	203,936
Changes in assets and liabilities:
Accrued interest receivable	217	5,033
Other assets	(1,518)	13,943
Accrued interest payable and other liabilities	17,471	21,000
Net cash provided by operating activities	89,486	121,084
Investing Activities
Net decrease in loans, excluding purchased loans	25,579	441,905
Purchases of investment securities – available-for-sale	(137,261)	(299,058)
Purchases of investment securities - held-to-maturity	(498,930)	—
Proceeds from maturities of investment securities – available-for-sale	136,938	175,805
Proceeds from sales of investment securities – available-for-sale	—	18,112
Purchases of equity securities	(3,717)	(10,460)
Proceeds from sales of equity securities	13,778	15,354
Purchase of other investments	(11,940)	(50)
Proceeds from foreclosed assets held for sale	964	3,603
Proceeds from sale of SBA loans	2,859	—
Purchases of premises and equipment, net	(2,067)	(3,153)
Return of investment on cash value of life insurance	—	418
Purchase of marine loan portfolio	(242,617)	—
Net cash (used in) provided by investing activities	(716,414)	342,476
Financing Activities
Net increase in deposits	320,364	786,804
Net increase (decrease) in securities sold under agreements to repurchase	10,265	(6,002)
Proceeds from issuance of subordinated debentures	296,444	—
Proceeds from exercise of stock options	130	2,322
Repurchase of common stock	(4,089)	(8,770)
Dividends paid on common stock	(27,043)	(23,154)
Net cash provided by financing activities	596,071	751,200
Net change in cash and cash equivalents	(30,857)	1,214,760
Cash and cash equivalents – beginning of year	3,650,315	1,263,788
Cash and cash equivalents – end of period	$3,619,458	$2,478,548
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
Interim financial information
The accompanying unaudited consolidated financial statements as of March 31, 2022 and 2021 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2021 Form 10-K, filed with the Securities and Exchange Commission.

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
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses.
For further discussion of the Company’s acquisitions, see Note 2 to the Condensed Notes to Consolidated Financial Statements.
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
Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net income	$64,892	$91,602
Average shares outstanding	163,787	165,257
Effect of common stock options	409	189
Average diluted shares outstanding	164,196	165,446
Basic earnings per share	$0.40	$0.55
Diluted earnings per share	$0.40	$0.55

2. Business Combinations
Acquisition of Happy Bancshares, Inc.
Effective April 1, 2022, pursuant to an Agreement and Plan of Merger, dated as of September 15, 2021, as amended on October 18, 2021 and further amended on November 8, 2021 (the “Merger Agreement”) among the Company, Centennial, the Company’s acquisition subsidiary, HOMB Acquisition Sub III, Inc. (“Acquisition Sub”), Happy Bancshares, Inc. (“Happy”), and its wholly-owned bank subsidiary, Happy State Bank (“HSB”), Acquisition Sub merged with and into Happy and Happy merged with and into the Company, with the Company as the surviving entity (collectively, the “Merger”). HSB also merged with and into Centennial, with Centennial as the surviving entity.
Under the terms of the Merger Agreement, the Company issued approximately 42.4 million shares of its common stock valued at approximately $958.8 million as of April 1, 2022. In addition, the holders of stock appreciation rights of Happy received approximately $3.1 million in cash in cancellation of their stock appreciation rights immediately before the merger, for a total transaction value of approximately $961.9 million.
For further discussion of the acquisition, see Note 22 to the Condensed Notes to Consolidated Financial Statements.
3. Investment Securities
The following table summarizes the amortized cost and fair value of securities that are classified as available-for-sale and held-to-maturity are as follows:

	March 31, 2022
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$419,813	$2,096	$(11,134)	$—	$410,775
Residential mortgage-backed securities	1,155,954	370	(81,230)	—	1,075,094
Commercial mortgage-backed securities	342,383	624	(7,613)	—	335,394
State and political subdivisions	967,844	5,771	(43,837)	(842)	928,936
Other securities	213,719	384	(6,980)	—	207,123
Total	$3,099,713	$9,245	$(150,794)	$(842)	$2,957,322

March 31, 2022
Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
(In thousands)
U.S. government-sponsored enterprises	$499,265	$18	$(145)	$—	$499,138
Residential mortgage-backed securities	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—
State and political subdivisions	—	—	—	—	—
Other securities	—	—	—	—	—
Total	$499,265	$18	$(145)	$—	$499,138

	December 31, 2021
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$433,829	$2,375	$(3,225)	$—	$432,979
Residential mortgage-backed securities	1,175,185	4,085	(18,551)	—	1,160,719
Commercial mortgage-backed securities	372,702	6,521	(1,968)	—	377,255
State and political subdivisions	973,318	26,296	(1,794)	(842)	996,978
Other securities	151,449	1,781	(1,354)	—	151,876
Total	$3,106,483	$41,058	$(26,892)	$(842)	$3,119,807
During the three months ended March 31, 2022, the Company purchased $500.0 million of U.S. Treasury Securities with an initial book value of $498.9 million. These investments are classified as held-to-maturity and mature within one year. As of March 31, 2022, the amortized cost of these securities was $499.3 million.
Assets, principally investment securities, having a carrying value of approximately $1.20 billion and $1.15 billion at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $151.2 million and $140.9 million at March 31, 2022 and December 31, 2021, respectively.
The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at March 31, 2022, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$11,547	$11,577	$499,265	$499,138
Due after one year through five years	97,487	94,563	—	—
Due after five years through ten years	393,837	379,079	—	—
Due after ten years	1,096,505	1,059,615	—	—
Mortgage - backed securities: Residential	1,155,954	1,075,094	—	—
Mortgage - backed securities: Commercial	342,383	335,394	—	—
Other	2,000	2,000	—	—
Total	$3,099,713	$2,957,322	$499,265	$499,138
During the three months ended March 31, 2022, no available-for-sale securities were sold.
During the three months ended March 31, 2021, $17.9 million available-for-sale securities were sold. The gross realized gains on the sales totaled $219,000 for the three months ended March 31, 2021.
The following table shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available for sale:
U.S. government-sponsored enterprises	$379,074	$(6,147)	$83,468	$(4,987)	$462,542	$(11,134)
Residential mortgage-backed securities	848,377	(61,158)	181,186	(20,072)	1,029,563	(81,230)
Commercial mortgage-backed securities	189,447	(4,820)	43,018	(2,793)	232,465	(7,613)
State and political subdivisions	673,364	(41,186)	24,312	(2,651)	697,676	(43,837)
Other securities	145,095	(6,380)	8,539	(600)	153,634	(6,980)
Total	$2,235,357	$(119,691)	$340,523	$(31,103)	$2,575,880	$(150,794)
Held to maturity:
U.S. government-sponsored enterprises	$499,138	$(145)	$—	$—	$499,138	$(145)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$120,730	$(1,356)	$78,124	$(1,869)	$198,854	$(3,225)
Residential mortgage-backed securities	854,807	(15,246)	104,897	(3,305)	959,704	(18,551)
Commercial mortgage-backed securities	100,702	(1,251)	28,711	(717)	129,413	(1,968)
State and political subdivisions	136,135	(1,282)	18,647	(512)	154,782	(1,794)
Other securities	75,744	(1,316)	2,703	(38)	78,447	(1,354)
Total	$1,288,118	$(20,451)	$233,082	$(6,441)	$1,521,200	$(26,892)
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
Management has determined that recording a provision for credit losses on the Company's held-to-maturity investments was not necessary due to the inherent low risk of the U.S. Treasury Securities, which comprise the entire balance of the held-to-maturity U.S. Government-sponsored enterprises investments, as well as the short-term maturities of these investments.
At March 31, 2022, the Company determined that the allowance for credit losses of $842,000, resulting from economic uncertainty, was adequate for the available-for-sale investment portfolio. No additional provision for credit losses was considered necessary for the portfolio.

	March 31, 2022	December 31, 2021
	(In thousands)
Allowance for credit losses:
Beginning balance	$842	$842
Provision for credit loss - investment securities	—	—
Balance, March 31	$842	$842
Provision for credit loss - investment securities		—
Balance, December 31, 2021		$842
For the three months ended March 31, 2022, the Company had investment securities with approximately $31.1 million in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 59.2% of the principal balance from the Company’s investment portfolio will mature or are expected to pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
As of March 31, 2022, the Company's available-for-sale securities portfolio consisted of 1,330 investment securities, 892 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $150.8 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $11.1 million on 60 securities. The residential mortgage-backed securities portfolio contained $81.2 million of unrealized losses on 365 securities, and the commercial mortgage-backed securities portfolio contained $7.6 million of unrealized losses on 105 securities. The state and political subdivisions portfolio contained $43.8 million of unrealized losses on 331 securities. In addition, the other securities portfolio contained $7.0 million of unrealized losses on 31 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has determined that an additional provision for credit losses is not necessary as of March 31, 2022.
As of March 31, 2022, the Company's held-to-maturity securities portfolio consisted of 2 investment securities, one of which was in an unrealized loss position. As noted in the table above, U.S. government-sponsored enterprises portfolio contained unrealized losses of $145,000.
Income earned on securities for the three months ended March 31, 2022 and 2021, is as follows:

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Taxable
Available-for-sale	$8,745	$6,253
Held-to-maturity	335	—
Non-taxable
Available-for-sale	4,707	5,071
Held-to-maturity	—	—
Total	$13,787	$11,324

4. Loans Receivable
The various categories of loans receivable are summarized as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,810,383	$3,889,284
Construction/land development	1,856,096	1,850,050
Agricultural	142,920	130,674
Residential real estate loans
Residential 1-4 family	1,223,890	1,274,953
Multifamily residential	248,650	280,837
Total real estate	7,281,939	7,425,798
Consumer	1,059,342	825,519
Commercial and industrial	1,510,205	1,386,747
Agricultural	48,095	43,920
Other	153,133	154,105
Total loans receivable	10,052,714	9,836,089
Allowance for credit losses	(234,768)	(236,714)
Loans receivable, net	$9,817,946	$9,599,375
During the three months ended March 31, 2022, the Company sold $2.8 million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $95,000. During the three months ended March 31, 2021, the Company did not sell any guaranteed portions of certain SBA loans.
Mortgage loans held for sale of approximately $74.4 million and $72.7 million at March 31, 2022 and December 31, 2021, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at March 31, 2022 and December 31, 2021 were not material.
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $439,000 and $448,000 in PCD loans, as of March 31, 2022 and December 31, 2021, respectively.
A description of our accounting policies for loans, impaired loans and non-accrual loans are set forth in our 2021 Form 10-K filed with the SEC on February 24, 2022.

5. Allowance for Credit Losses, Credit Quality and Other
The Company uses the discounted cash flow (“DCF”) method to estimate expected losses for all of Company’s loan pools. These pools are as follows: construction & land development; other commercial real estate; residential real estate; commercial & industrial; and consumer & other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.
Management qualitatively adjusts model results for risk factors ("Q-Factors") that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factors and other qualitative adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor and other qualitative adjustments include, among other things, the impact of (i) changes in lending policies, procedures and strategies; (ii) changes in nature and volume of the portfolio; (iii) staff experience; (iv) changes in volume and trends in classified loans, delinquencies and nonaccruals; (v) concentration risk; (vi) trends in underlying collateral values; (vii) external factors such as competition, legal and regulatory environment; (viii) changes in the quality of the loan review system and (ix) economic conditions.
Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the input assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. Based on this analysis during the first quarter of 2022, management determined that no changes to several of the economic factors for the various loss driver segments were necessary. The identified loss drivers by segment are included below as of both March 31, 2022 and December 31, 2021.

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
Construction/Land Development and Other Commercial Real Estate Loans. We originate non-farm and non-residential loans (primarily secured by commercial real estate), construction/land development loans, and agricultural loans, which are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized (where defined) over a 15 to 30 year period with balloon payments due at the end of one to five years These loans are generally underwritten by assessing cash flow (debt service coverage), primary and secondary source of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, we will loan up to 85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.
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
Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally, accounts receivable are financed at between 50% and 80% of accounts receivable less than 60 days past due. Inventory financing will range between 50% and 80% (with no work in process) depending on the borrower and nature of inventory. We require a first lien position for those loans.
Consumer & Other Loans. Our consumer & other loans are primarily composed of loans to finance USCG registered high-end sail and power boats. The performance of consumer & other loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
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

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$28,415	$87,218	$48,458	$53,062	$19,561	$236,714
Loans charged off	—	—	(250)	(1,416)	(644)	(2,310)
Recoveries of loans previously charged off	15	26	26	109	188	364
Net loans recovered (charged off)	15	26	(224)	(1,307)	(456)	(1,946)
Provision for credit losses	(2,081)	8,632	(11,123)	737	3,835	—
Balance, March 31	$26,349	$95,876	$37,111	$52,492	$22,940	$234,768
The following table presents the balances in the allowance for credit losses for the three-month period ended March 31, 2021 and the year ended December 31, 2021:

	Three Months Ended March 31, 2021 and Year Ended December 31, 2021
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$32,861	$88,453	$53,216	$46,530	$24,413	$245,473
Loans charged off	—	(19)	(226)	(2,279)	(523)	(3,047)
Recoveries of loans previously charged off	22	14	62	76	332	506
Net loans recovered (charged off)	22	(5)	(164)	(2,203)	(191)	(2,541)
Provision for credit loss - loans	(9,946)	5,421	1,545	5,497	(2,517)	—
Balance, March 31	22,937	93,869	54,597	49,824	21,705	242,932
Loans charged off	—	(627)	(319)	(5,963)	(1,705)	(8,614)
Recoveries of loans previously charged off	36	771	621	515	453	2,396
Net loans recovered (charged off)	36	144	302	(5,448)	(1,252)	(6,218)
Provision for credit loss - loans	5,442	(6,795)	(6,441)	8,686	(892)	—
Balance, December 31	$28,415	$87,218	$48,458	$53,062	$19,561	$236,714

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$11,477	$8,387	$—
Construction/land development	1,042	—	—
Agricultural	367	—	—
Residential real estate loans
Residential 1-4 family	18,167	2,058	46
Multifamily residential	156	—	—
Total real estate	31,209	10,445	46
Consumer	1,400	—	—
Commercial and industrial	11,104	4,018	—
Agricultural & other	916	—	—
Total	$44,629	$14,463	$46

	December 31, 2021
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$11,923	$2,212	$2,225
Construction/land development	1,445	—	—
Agricultural	897	—	—
Residential real estate loans
Residential 1-4 family	16,198	3,000	701
Multifamily residential	156	—	—
Total real estate	30,619	5,212	2,926
Consumer	1,648	—	2
Commercial and industrial	13,875	4,018	107
Agricultural & other	1,016	—	—
Total	$47,158	$9,230	$3,035
The Company had $44.6 million and $47.2 million in nonaccrual loans for the periods ended March 31, 2022 and December 31, 2021, respectively. In addition, the Company had $46,000 and $3.0 million in loans past due 90 days or more and still accruing for the periods ended March 31, 2022 and December 31, 2021, respectively.
The Company had $14.5 million and $9.2 million in nonaccrual loans with a specific reserve as of March 31, 2022 and December 31, 2021, respectively. The Company did not recognize any interest income on nonaccrual loans during the period ended March 31, 2022 or March 31, 2021.

The following table presents the amortized cost basis of collateral-dependent impaired loans by class of loans as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$280,938	$—	$—
Construction/land development	1,042	—	—
Agricultural	367	—	—
Residential real estate loans
Residential 1-4 family	—	19,074	—
Multifamily residential	—	1,109	—
Total real estate	282,347	20,183	—
Consumer	—	—	1,413
Commercial and industrial	—	—	16,655
Agricultural & other	—	—	916
Total	$282,347	$20,183	$18,984

	December 31, 2021
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$283,919	$—	$—
Construction/land development	4,775	—	—
Agricultural	897	—	—
Residential real estate loans
Residential 1-4 family	—	19,775	—
Multifamily residential	—	1,300	—
Total real estate	289,591	21,075	—
Consumer	—	—	1,663
Commercial and industrial	—	—	18,193
Agricultural & other	—	—	1,016
Total	$289,591	$21,075	$20,872
The Company had $321.5 million and $331.5 million in collateral-dependent impaired loans for the periods ended March 31, 2022 and December 31, 2021, respectively.
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
The following is an aging analysis for loans receivable as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,987	$171	$11,477	$13,635	$3,796,748	$3,810,383	$—
Construction/land development	135	385	1,042	1,562	1,854,534	1,856,096	—
Agricultural	1,000	341	367	1,708	141,212	142,920	—
Residential real estate loans
Residential 1-4 family	2,871	256	18,213	21,340	1,202,550	1,223,890	46
Multifamily residential	—	—	156	156	248,494	248,650	—
Total real estate	5,993	1,153	31,255	38,401	7,243,538	7,281,939	46
Consumer	400	529	1,400	2,329	1,057,013	1,059,342	—
Commercial and industrial	554	175	11,104	11,833	1,498,372	1,510,205	—
Agricultural & other	546	96	916	1,558	199,670	201,228	—
Total	$7,493	$1,953	$44,675	$54,121	$9,998,593	$10,052,714	$46

	December 31, 2021
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,434	$576	$14,148	$16,158	$3,873,126	$3,889,284	$2,225
Construction/land development	92	22	1,445	$1,559	1,848,491	1,850,050	—
Agricultural	—	472	897	1,369	129,305	130,674	—
Residential real estate loans
Residential 1-4 family	1,633	3,560	16,899	22,092	1,252,861	1,274,953	701
Multifamily residential	—	—	156	156	280,681	280,837	—
Total real estate	3,159	4,630	33,545	41,334	7,384,464	7,425,798	2,926
Consumer	60	205	1,650	1,915	823,604	825,519	2
Commercial and industrial	958	316	13,982	15,256	1,371,491	1,386,747	107
Agricultural and other	587	2	1,016	1,605	196,420	198,025	—
Total	$4,764	$5,153	$50,193	$60,110	$9,775,979	$9,836,089	$3,035
Non-accruing loans at March 31, 2022 and December 31, 2021 were $44.6 million and $47.2 million, respectively.
Interest recognized on impaired loans, including those loans with a specific reserve, during the three months ended March 31, 2022 was approximately $3.5 million, respectively. Interest recognized on impaired loans, including those loans with a specific reserve, during the three months ended March 31, 2021 was approximately $3.9 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	41,344	372,936	268,630	248,030	330,871	958,047	191,665	2,411,523
Risk rating 4	19,756	103,534	32,773	96,042	290,859	411,218	112,074	1,066,256
Risk rating 5	—	—	10,594	1,539	24,276	230,613	—	267,022
Risk rating 6	876	—	234	23,145	2,216	38,858	253	65,582
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	61,976	476,470	312,231	368,756	648,222	1,638,736	303,992	3,810,383
Construction/land development
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	226	—	226
Risk rating 3	33,909	263,928	107,455	97,927	20,589	50,002	127,916	701,726
Risk rating 4	76,586	263,046	232,903	472,552	31,635	60,556	7,885	1,145,163
Risk rating 5	—	—	—	374	—	1,171	376	1,921
Risk rating 6	—	—	—	635	3	6,422	—	7,060
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	110,495	526,974	340,358	571,488	52,227	118,377	136,177	1,856,096
Agricultural
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	7,325	22,672	26,584	7,425	6,132	25,925	5,396	101,459
Risk rating 4	357	4,283	1,405	363	1,567	27,786	4,596	40,357
Risk rating 5	—	—	166	—	—	—	—	166
Risk rating 6	—	—	44	—	—	894	—	938
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	7,682	26,955	28,199	7,788	7,699	54,605	9,992	142,920
Total commercial real estate loans	$180,153	$1,030,399	$680,788	$948,032	$708,148	$1,811,718	$450,161	$5,809,399
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$70	$88	$158
Risk rating 2	—	—	—	—	—	26	—	26
Risk rating 3	100,624	168,672	139,469	111,463	84,215	340,235	92,973	1,037,651
Risk rating 4	1,501	7,897	3,131	4,860	16,452	65,665	50,467	149,973
Risk rating 5	—	—	181	3,065	493	1,492	189	5,420
Risk rating 6	—	1,127	2,516	2,672	2,079	18,452	3,816	30,662
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total residential 1-4 family	102,125	177,696	145,297	122,060	103,239	425,940	147,533	1,223,890

	March 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	—	8,456	4,743	13,599	16,989	44,703	3,757	92,247
Risk rating 4	—	9,039	49,657	32,292	3,388	10,918	33,414	138,708
Risk rating 5	—	—	—	—	7,543	8,037	—	15,580
Risk rating 6	—	—	—	—	—	2,115	—	2,115
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	—	17,495	54,400	45,891	27,920	65,773	37,171	248,650
Total real estate	$282,278	$1,225,590	$880,485	$1,115,983	$839,307	$2,303,431	$634,865	$7,281,939
Consumer
Risk rating 1	$714	$4,029	$1,569	$1,025	$815	$1,448	$1,512	$11,112
Risk rating 2	—	—	—	44	631	7	—	682
Risk rating 3	54,005	320,326	204,144	153,160	136,860	163,250	1,652	1,033,397
Risk rating 4	579	2,923	1,113	2,997	1,668	2,354	74	11,708
Risk rating 5	—	—	111	—	14	127	—	252
Risk rating 6	16	30	22	32	118	1,966	7	2,191
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total consumer	55,314	327,308	206,959	157,258	140,106	169,152	3,245	1,059,342
Commercial and industrial
Risk rating 1	$303	$52,314	$7,726	$331	$97	$21,508	$8,223	$90,502
Risk rating 2	—	164	13	—	—	233	160	570
Risk rating 3	123,627	121,930	58,580	72,706	54,819	83,385	149,441	664,488
Risk rating 4	5,389	173,141	29,972	90,147	75,533	38,503	268,167	680,852
Risk rating 5	—	6,170	595	428	6,767	8,405	513	22,878
Risk rating 6	—	472	10,306	3,891	24,774	7,584	2,211	49,238
Risk rating 7	—	—	—	—	1,667	—	—	1,667
Risk rating 8	—	—	—	—	—	8	2	10
Total commercial and industrial	129,319	354,191	107,192	167,503	163,657	159,626	428,717	1,510,205
Agricultural and other
Risk rating 1	$—	$2,514	$—	$—	$—	$106	$662	$3,282
Risk rating 2	9	—	—	3,467	—	910	730	5,116
Risk rating 3	27,717	36,157	41,353	4,117	6,695	46,415	8,872	171,326
Risk rating 4	—	4,965	192	117	1,554	2,145	10,648	19,621
Risk rating 5	—	—	—	—	—	1,297	—	1,297
Risk rating 6	—	59	—	20	—	507	—	586
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	27,726	43,695	41,545	7,721	8,249	51,380	20,912	201,228
Total	$494,637	$1,950,784	$1,236,181	$1,448,465	$1,151,319	$2,683,589	$1,087,739	$10,052,714

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	284,127	281,982	266,990	341,642	195,301	891,035	194,640	2,455,717
Risk rating 4	111,697	32,788	115,989	301,520	90,747	345,254	90,028	1,088,023
Risk rating 5	—	10,930	2,239	23,117	49,926	189,038	—	275,250
Risk rating 6	—	—	23,723	2,224	11,751	32,372	224	70,294
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	395,824	325,700	408,941	668,503	347,725	1,457,699	284,892	3,889,284
Construction/land development
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	231	—	231
Risk rating 3	301,719	183,715	108,491	23,574	13,760	41,860	149,433	822,552
Risk rating 4	226,230	217,267	448,899	33,617	45,679	38,122	7,297	1,017,111
Risk rating 5	—	—	388	—	—	1,174	176	1,738
Risk rating 6	—	134	825	3	—	7,456	—	8,418
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	527,949	401,116	558,603	57,194	59,439	88,843	156,906	1,850,050
Agricultural
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	21,480	27,931	7,768	6,564	5,103	21,689	7,026	97,561
Risk rating 4	4,305	964	365	970	655	22,143	2,065	31,467
Risk rating 5	—	166	—	—	—	—	—	166
Risk rating 6	—	44	—	—	—	1,436	—	1,480
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	25,785	29,105	8,133	7,534	5,758	45,268	9,091	130,674
Total commercial real estate loans	$949,558	$755,921	$975,677	$733,231	$412,922	$1,591,810	$450,889	$5,870,008
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$76	$89	$165
Risk rating 2	—	—	—	—	—	29	—	29
Risk rating 3	210,970	147,523	119,861	94,848	82,474	296,687	85,836	1,038,199
Risk rating 4	8,885	3,397	56,839	16,887	21,874	53,578	36,642	198,102
Risk rating 5	—	—	3,065	1,220	582	1,366	193	6,426
Risk rating 6	1,136	2,252	2,432	2,063	1,263	16,305	6,580	32,031
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	1	—	1
Total residential 1-4 family	220,991	153,172	182,197	115,018	106,193	368,042	129,340	1,274,953

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	$—
Risk rating 3	11,898	5,211	34,492	17,375	9,430	43,804	3,583	125,793
Risk rating 4	3,755	44,294	30,060	3,412	2,981	18,805	33,723	137,030
Risk rating 5	—	—	—	7,591	8,105	—	—	15,696
Risk rating 6	—	—	—	—	890	1,428	—	2,318
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	15,653	49,505	64,552	28,378	21,406	64,037	37,306	280,837
Total real estate	$1,186,202	$958,598	$1,222,426	$876,627	$540,521	$2,023,889	$617,535	$7,425,798
Consumer
Risk rating 1	$4,441	$1,799	$1,237	$920	$226	$1,383	$1,893	$11,899
Risk rating 2	—	—	45	639	—	8	—	692
Risk rating 3	221,986	173,511	132,148	109,810	67,992	92,076	1,098	798,621
Risk rating 4	3,547	923	2,944	1,776	158	2,641	79	12,068
Risk rating 5	—	116	—	15	—	131	—	262
Risk rating 6	69	34	39	117	—	1,711	7	1,977
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total consumer	230,043	176,383	136,413	113,277	68,376	97,950	3,077	825,519
Commercial and industrial
Risk rating 1	$99,579	$12,752	$350	$118	$102	$21,436	$9,851	$144,188
Risk rating 2	175	16	—	—	66	276	168	701
Risk rating 3	125,071	59,056	77,130	67,944	34,733	42,905	145,247	552,086
Risk rating 4	244,927	35,350	89,558	91,840	23,616	34,566	88,750	608,607
Risk rating 5	6,185	609	480	8,258	5,712	2,851	582	24,677
Risk rating 6	492	15,377	5,913	24,941	5,477	2,233	342	54,775
Risk rating 7	—	—	—	1,696	—	—	—	1,696
Risk rating 8	—	—	—	—	—	16	1	17
Total commercial and industrial	476,429	123,160	173,431	194,797	69,706	104,283	244,941	1,386,747
Agricultural and other
Risk rating 1	$5,042	$—	$40	$—	$—	$110	$552	$5,744
Risk rating 2	—	—	3,467	—	—	909	983	5,359
Risk rating 3	54,534	44,030	5,158	7,092	2,009	46,570	8,750	168,143
Risk rating 4	1,544	218	154	1,590	1,226	1,224	10,842	16,798
Risk rating 5	—	—	—	—	—	1,297	—	1,297
Risk rating 6	53	—	23	13	33	562	—	684
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	61,173	44,248	8,842	8,695	3,268	50,672	21,127	198,025
Total	$1,953,847	$1,302,389	$1,541,112	$1,193,396	$681,871	$2,276,794	$886,680	$9,836,089

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$61,976	$476,470	$302,078	$353,876	$628,061	$1,403,017	$303,967	$3,529,445
Non-performing	—	—	10,153	14,880	20,161	235,719	25	280,938
Total non-farm/non-residential	61,976	476,470	312,231	368,756	648,222	1,638,736	303,992	3,810,383
Construction/land development
Performing	$110,495	$526,974	$340,358	$570,853	$52,064	$118,133	$136,177	$1,855,054
Non-performing	—	—	—	635	163	244	—	1,042
Total construction/ land development	110,495	526,974	340,358	571,488	52,227	118,377	136,177	1,856,096
Agricultural
Performing	$7,682	$26,955	$28,033	$7,788	$7,699	$54,404	$9,992	$142,553
Non-performing	—	—	166	—	—	201	—	367
Total agricultural	7,682	26,955	28,199	7,788	7,699	54,605	9,992	142,920
Total commercial real estate loans	$180,153	$1,030,399	$680,788	$948,032	$708,148	$1,811,718	$450,161	$5,809,399
Residential real estate loans
Residential 1-4 family
Performing	$102,125	$177,089	$143,259	$119,733	$101,897	$416,203	$144,510	$1,204,816
Non-performing	—	607	2,038	2,327	1,342	9,737	3,023	19,074
Total residential 1-4 family	102,125	177,696	145,297	122,060	103,239	425,940	147,533	1,223,890
Multifamily residential
Performing	$—	$17,495	$54,400	$45,891	$27,920	$64,664	$37,171	$247,541
Non-performing	—	—	—	—	—	1,109	—	1,109
Total multifamily residential	—	17,495	54,400	45,891	27,920	65,773	37,171	248,650
Total real estate	$282,278	$1,225,590	$880,485	$1,115,983	$839,307	$2,303,431	$634,865	$7,281,939
Consumer
Performing	$55,314	$327,292	$206,939	$157,253	$139,988	$167,905	$3,238	$1,057,929
Non-performing	—	16	20	5	118	1,247	7	1,413
Total consumer	55,314	327,308	206,959	157,258	140,106	169,152	3,245	1,059,342
Commercial and industrial
Performing	$129,319	$354,191	$107,052	$163,721	$154,552	$158,668	$426,047	$1,493,550
Non-performing	—	—	140	3,782	9,105	958	2,670	16,655
Total commercial and industrial	129,319	354,191	107,192	167,503	163,657	159,626	428,717	1,510,205
Agricultural and other
Performing	$27,726	$43,695	$41,545	$7,701	$8,249	$50,484	$20,912	$200,312
Non-performing	—	—	—	20	—	896	—	916
Total agricultural and other	27,726	43,695	41,545	7,721	8,249	51,380	20,912	201,228
Total	$494,637	$1,950,784	$1,236,181	$1,448,465	$1,151,319	$2,683,589	$1,087,739	$10,052,714

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$395,824	$315,447	$394,061	$648,351	$298,086	$1,268,731	$284,865	$3,605,365
Non-performing	—	10,253	14,880	20,152	49,639	188,968	27	283,919
Total non-farm/non-residential	395,824	325,700	408,941	668,503	347,725	1,457,699	284,892	3,889,284
Construction/land development
Performing	$527,949	$400,982	$557,778	$57,024	$59,439	$85,197	$156,906	$1,845,275
Non-performing	—	134	825	170	—	3,646	—	4,775
Total construction/land development	527,949	401,116	558,603	57,194	59,439	88,843	156,906	1,850,050
Agricultural
Performing	$25,785	$28,939	$8,133	$7,534	$5,758	$44,537	$9,091	$129,777
Non-performing	—	166	—	—	—	731	—	897
Total agricultural	25,785	29,105	8,133	7,534	5,758	45,268	9,091	130,674
Total commercial real estate loans	$949,558	$755,921	$975,677	$733,231	$412,922	$1,591,810	$450,889	$5,870,008
Residential real estate loans
Residential 1-4 family
Performing	$220,380	$151,459	$180,113	$113,845	$105,129	$360,700	$123,552	$1,255,178
Non-performing	611	1,713	2,084	1,173	1,064	7,342	5,788	19,775
Total residential 1-4 family	220,991	153,172	182,197	115,018	106,193	368,042	129,340	1,274,953
Multifamily residential
Performing	$15,653	$49,505	$64,552	$28,378	$21,406	$62,737	$37,306	$279,537
Non-performing	—	—	—	—	—	1,300	—	1,300
Total multifamily residential	15,653	49,505	64,552	28,378	21,406	64,037	37,306	280,837
Total real estate	$1,186,202	$958,598	$1,222,426	$876,627	$540,521	$2,023,889	$617,535	$7,425,798
Consumer
Performing	$229,986	$176,355	$136,403	$113,160	$68,376	$96,506	$3,070	$823,856
Non-performing	57	28	10	117	—	1,444	7	1,663
Total consumer	230,043	176,383	136,413	113,277	68,376	97,950	3,077	825,519
Commercial and industrial
Performing	$476,424	$122,999	$168,984	$185,569	$66,928	$103,391	$244,259	$1,368,554
Non-performing	5	161	4,447	9,228	2,778	892	682	18,193
Total commercial and industrial	476,429	123,160	173,431	194,797	69,706	104,283	244,941	1,386,747
Agricultural and other
Performing	$61,173	$44,248	$8,819	$8,682	$3,235	$49,725	$21,127	$197,009
Non-performing	—	—	23	13	33	947	—	1,016
Total agricultural and other	61,173	44,248	8,842	8,695	3,268	50,672	21,127	198,025
Total	$1,953,847	$1,302,389	$1,541,112	$1,193,396	$681,871	$2,276,794	$886,680	$9,836,089
The Company had approximately $7.2 million or 39 total revolving loans convert to term loans for the three months ended March 31, 2022 compared to $8.6 million or 72 total revolving loans convert to term loans for the three months ended March 31, 2021. These loans were considered immaterial for vintage disclosure inclusion.

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	11	$6,085	$3,495	$614	$83	$4,192
Construction/land development	2	240	204	1	—	205
Agricultural	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	16	2,329	824	114	316	1,254
Multifamily residential	1	1,130	953	—	—	953
Total real estate	30	9,784	5,476	729	399	6,604
Consumer	4	23	13	—	3	16
Commercial and industrial	11	2,391	167	54	74	295
Total	45	$12,198	$5,656	$783	$476	$6,915

	December 31, 2021
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	12	$6,119	$3,581	$623	$85	$4,289
Construction/land development	2	240	210	1	—	211
Agricultural	1	282	262	—	—	262
Residential real estate loans
Residential 1-4 family	15	2,328	844	117	332	1,293
Multifamily residential	1	1,130	1,144	—	—	1,144
Total real estate	31	10,099	6,041	741	417	7,199
Consumer	4	22	13	—	3	16
Commercial and industrial	9	2,353	172	65	74	311
Total	44	$12,474	$6,226	$806	$494	$7,526

The following is a presentation of TDRs on non-accrual status as of March 31, 2022 and December 31, 2021 because they are not in compliance with the modified terms:

	March 31, 2022		December 31, 2021
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	1	$6	2	$7
Construction/land development	1	204	1	210
Agricultural	—	—	1	262
Residential real estate loans
Residential 1-4 family	5	371	5	388
Total real estate	7	581	9	867
Consumer	3	3	3	3
Commercial and industrial	9	202	6	206
Total	19	$786	18	$1,076
The following is a presentation of total foreclosed assets as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$275	$536
Construction/land development	609	834
Residential real estate loans
Residential 1-4 family	260	260
Total foreclosed assets held for sale	$1,144	$1,630
The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. As of March 31, 2022 and December 31, 2021, the balance of purchase credit deteriorated loans was approximately $439,000 and $448,000, respectively.
6. Goodwill and Core Deposits and Other Intangibles
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Goodwill
Balance, beginning of period	$973,025	$973,025
Acquisitions	—	—
Balance, end of period	$973,025	$973,025

	March 31, 2022	December 31, 2021
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$25,045	$30,728
Amortization expense	(1,421)	(1,421)
Balance, March 31	23,624	29,307
Amortization expense		(4,262)
Balance, end of year		$25,045
The carrying basis and accumulated amortization of core deposits and other intangibles at March 31, 2022 and December 31, 2021 were:

	March 31, 2022	December 31, 2021
	(In thousands)
Gross carrying basis	$86,625	$86,625
Accumulated amortization	(63,001)	(61,580)
Net carrying amount	$23,624	$25,045
Core deposit and other intangible amortization expense was approximately $1.4 million for the three months ended March 31, 2022 and 2021. The Company’s estimated amortization expense of core deposits and other intangibles for each of the years 2022 through 2026 is approximately: 2022 – $5.7 million; 2023 – $5.5 million; 2024 – $4.3 million; 2025 – $3.9 million; 2026 – $3.6 million.
The carrying amount of the Company’s goodwill was $973.0 million at each of March 31, 2022 and December 31, 2021. Goodwill is tested annually for impairment during the fourth quarter or more often if events and circumstances indicate there may be an impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
7. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of March 31, 2022 and December 31, 2021, other assets were $182.5 million and $177.0 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $88.3 million and $88.2 million at March 31, 2022 and December 31, 2021, and are accounted for at cost.
The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $48.3 million and $36.4 million at March 31, 2022 and December 31, 2021. There were no observable transactions during the period that would indicate a material change in fair value. Therefore, these investments were accounted for at cost, less impairment.
8. Deposits
The aggregate amount of time deposits with a minimum denomination of $250,000 was $277.8 million and $321.6 million at March 31, 2022 and December 31, 2021. The aggregate amount of time deposits with a minimum denomination of $100,000 was $482.5 million and $537.4 million at March 31, 2022 and December 31, 2021, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $764,000 and $2.4 million for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, brokered deposits were $625.7 million.
Deposits totaling approximately $1.83 billion and $1.91 billion at March 31, 2022 and December 31, 2021, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9. Securities Sold Under Agreements to Repurchase
At March 31, 2022 and December 31, 2021, securities sold under agreements to repurchase totaled $151.2 million and $140.9 million, respectively. For the three-month periods ended March 31, 2022 and 2021, securities sold under agreements to repurchase daily weighted-average totaled $137.6 million and $159.7 million, respectively.
The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2022 and December 31, 2021 is presented in the following tables:

	March 31, 2022
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$8,552	$—	$—	$—	$8,552
Mortgage-backed securities	8,010	—	—	—	8,010
State and political subdivisions	131,821	—	—	—	131,821
Other securities	2,768	—	—	—	2,768
Total borrowings	$151,151	$—	$—	$—	$151,151

	December 31, 2021
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$8,433	$—	$—	$—	$8,433
Mortgage-backed securities	7,920	—	—	—	7,920
State and political subdivisions	122,173	—	—	—	122,173
Other securities	2,360	—	—	—	2,360
Total borrowings	$140,886	$—	$—	$—	$140,886

10. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $400.0 million at both March 31, 2022 and December 31, 2021. The Company had no other borrowed funds as of March 31, 2022 or December 31, 2021. At March 31, 2022 and December 31, 2021, all of the outstanding balances were classified as long-term advances. The FHLB advances mature in 2033 with fixed interest rates ranging from 1.76% to 2.26%. Expected maturities could differ from contractual maturities because FHLB may have the right to call or the Company may have the right to prepay certain obligations.
Additionally, the Company had $891.3 million and $1.07 billion at March 31, 2022 and December 31, 2021, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at March 31, 2022 and December 31, 2021, respectively.
The parent company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at March 31, 2022 and December 31, 2021 was zero.

11. Subordinated Debentures
Subordinated debentures at March 31, 2022 and December 31, 2021 consisted of subordinated debt securities and guaranteed payments on trust preferred securities with the following components:

	As of March 31, 2022	As of December 31, 2021
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	4,513	4,501
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	5,965	5,942
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2022, due 2032, fixed rate of 3.125% during the first five years and at a floating rate of 182 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2027 without penalty	296,586	—
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	299,978	299,824
Total	$667,868	$371,093
Trust Preferred Securities. The Company holds trust preferred securities with a face amount of $73.3 million which are currently callable without penalty based on the terms of the specific agreements. The trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment subject to certain limitations. However, now that the Company has exceeded $15 billion in assets, the Tier 1 treatment of the Company’s outstanding trust preferred securities will be eliminated because of the completion of the acquisition of Happy Bancshares, but these securities will still be treated as Tier 2 capital. Distributions on these securities are included in interest expense. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s subordinated debentures, the sole asset of each trust. The trust preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the subordinated debentures held by the trust. The Company wholly owns the common securities of each trust. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related subordinated debentures. The Company’s obligations under the subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust. The Company has received approval from the Federal Reserve to redeem the trust preferred securities.
Subordinated Debt Securities. On January 18, 2022, the Company completed an underwritten public offering of $300.0 million in aggregate principal amount of its 3.125% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “2032 Notes”) for net proceeds, after underwriting discounts and issuance costs of approximately $296.4 million. The 2032 Notes are unsecured, subordinated debt obligations of the Company and will mature on January 30, 2032. From and including the date of issuance to, but excluding January 30, 2027 or the date of earlier redemption, the 2032 Notes will bear interest at an initial rate of 3.125% per annum, payable in arrears on January 30 and July 30 of each year. From and including January 30, 2027 to, but excluding the maturity date or earlier redemption, the 2032 Notes will bear interest at a floating rate equal to the Benchmark rate (which is expected to be Three-Month Term SOFR), each as defined in and subject to the provisions of the applicable supplemental indenture for the 2032 Notes, plus 182 basis points, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, commencing on April 30, 2027.

The Company may, beginning with the interest payment date of January 30, 2027, and on any interest payment date thereafter, redeem the 2032 Notes, in whole or in part, subject to prior approval of the Federal Reserve if then required, at a redemption price equal to 100% of the principal amount of the 2032 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the 2032 Notes at any time, including prior to January 30, 2027, at the Company’s option, in whole but not in part, subject to prior approval of the Federal Reserve if then required, if certain events occur that could impact the Company’s ability to deduct interest payable on the 2032 Notes for U.S. federal income tax purposes or preclude the 2032 Notes from being recognized as Tier 2 capital for regulatory capital purposes, or if the Company is required to register as an investment company under the Investment Company Act of 1940, as amended. In each case, the redemption would be at a redemption price equal to 100% of the principal amount of the 2032 Notes plus any accrued and unpaid interest to, but excluding, the redemption date.
On April 3, 2017, the Company completed an underwritten public offering of $300.0 million in aggregate principal amount of its 5.625% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “2027 Notes”) for net proceeds, after underwriting discounts and issuance costs, of approximately $297.0 million. The 2027 Notes are unsecured, subordinated debt obligations and mature on April 15, 2027. From and including the date of issuance to, but excluding April 15, 2022, the 2027 Notes bear interest at an initial rate of 5.625% per annum. From and including April 15, 2022 to, but excluding the maturity date or earlier redemption, the 2027 Notes bear interest at a floating rate equal to three-month LIBOR as calculated on each applicable date of determination plus a spread of 3.575%; provided, however, that in the event three-month LIBOR is less than zero, then three-month LIBOR shall be deemed to be zero.
The Company may, beginning with the interest payment date of April 15, 2022, and on any interest payment date thereafter, redeem the 2027 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the 2027 Notes at any time, including prior to April 15, 2022, at its option, in whole but not in part, if: (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the 2027 Notes for U.S. federal income tax purposes; (ii) a subsequent event occurs that could preclude the 2027 Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended; in each case, at a redemption price equal to 100% of the principal amount of the 2027 Notes plus any accrued and unpaid interest to but excluding the redemption date. The 2027 Notes provided the Company with additional Tier 2 regulatory capital to support expected future growth.
On April 15, 2022, the Company completed the payoff of its $300.0 million in aggregate principal amount of the 2027 Notes. Each 2027 Note was redeemed pursuant to the terms of the Subordinated Indenture, as supplemented by the First Supplemental Indenture, each dated as of April 3, 2017, between the Company and U.S. Bank Trust Company, National Association, the Trustee for the 2027 Notes, at the redemption price of 100% of its principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date.
12. Income Taxes
The following is a summary of the components of the provision (benefit) for income taxes for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Current:
Federal	$13,260	$31,535
State	4,389	10,439
Total current	17,649	41,974
Deferred:
Federal	1,788	(9,825)
State	592	(3,253)
Total deferred	2,380	(13,078)
Income tax expense	$20,029	$28,896

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
Effect of non-taxable interest income	(1.22)	(0.91)
Stock compensation	0.50	0.33
State income taxes, net of federal benefit	4.13	4.26
Executive officer compensation & other	(0.82)	(0.70)
Effective income tax rate	23.59%	23.98%
The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$68,344	$68,644
Deferred compensation	3,069	5,342
Stock compensation	5,260	5,044
Non-accrual interest income	761	694
Real estate owned	109	109
Unrealized loss on investment securities, available-for-sale	36,985	—
Loan discounts	3,652	4,169
Tax basis premium/discount on acquisitions	2,746	3,220
Investments	119	263
Other	6,248	5,283
Gross deferred tax assets	127,293	92,768
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	697	761
Unrealized gain on securities	—	4,220
Core deposit intangibles	5,406	5,736
Deposits	67	65
FHLB dividends	2,833	2,820
Other	1,685	876
Gross deferred tax liabilities	10,688	14,478
Net deferred tax assets	$116,605	$78,290
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Alabama, Arizona, Arkansas, California, Florida, Georgia, Illinois, Kansas, Kentucky, Maryland, Mississippi, Missouri, New Hampshire, New Jersey, New York, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas and Wisconsin. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2018.

13. Common Stock, Compensation Plans and Other
Common Stock
The Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share.
The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation, as amended.
Stock Repurchases
On January 22, 2021, the Company’s Board of Directors authorized the repurchase of up to an additional 20,000,000 shares of its common stock under the previously approved stock repurchase program. During the first three months of 2022, the Company repurchased a total of 180,000 shares with a weighted-average stock price of $22.69 per share. Shares repurchased under the program as of March 31, 2022 since its inception total 17,841,335 shares. The remaining balance available for repurchase is 21,910,665 shares at March 31, 2022.
Stock Compensation Plans
On January 21, 2022, the Company’s Board of Directors adopted, and on April 21, 2022, the Company's shareholders approved, the Home BancShares, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan replaced the Company’s Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “2006 Plan” and, together with the 2022 Plan, the “Plans”), which expired on February 27, 2022. The purpose of the Plans is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of March 31, 2022, the maximum total number of shares of the Company’s common stock available for issuance under the 2022 Plan, subject to shareholder approval of the Plan, was 14,788,000 shares (representing 13,288,000 shares approved for issuance under the 2006 Plan plus 1,500,000 shares added upon adoption of the 2022 Plan). At March 31, 2022, the Company had approximately 2,891,510 shares of common stock available for future grants under 2022 Plan, subject to shareholder approval of the 2022 Plan, including approximately 1,391,510 shares of common stock that remained available for future grants under the 2006 Plan at the time of its expiration. In addition, at March 31, 2021, approximately 3,010,016 shares of common stock were reserved for issuance pursuant to outstanding stock options under the 2006 Plan, which could become available for issuance under the 2022 Plan to the extent any such stock option is forfeited, terminates, expires or lapses without shares of common stock being issued, or to the extent that any such award is settled for cash, for a total of approximately 5,901,526 shares of common stock reserved for issuance pursuant to the Plans. As of March 31, 2022, no awards were outstanding under the 2022 Plan. No further awards may be granted under the 2006 Plan as of February 27, 2022.
The intrinsic value of the stock options outstanding and stock options vested at March 31, 2022 was $8.6 million and $7.9 million, respectively. The intrinsic value of stock options exercised during the three months ended March 31, 2022 was approximately $254,000. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $6.3 million as of March 31, 2022.
The table below summarizes the stock option transactions under the 2006 Plan at March 31, 2022 and December 31, 2021 and changes during the three-month period and year then ended:

	For the Three Months Ended March 31, 2022		For the Year Ended December 31, 2021
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	3,015	$20.06	3,254	$19.77
Granted	18	24.29	15	21.68
Forfeited/Expired	(5)	23.32	(57)	22.44
Exercised	(18)	10.08	(197)	14.78
Outstanding, end of period	3,010	20.14	3,015	20.06
Exercisable, end of period	1,773	$18.35	1,543	$17.46

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. The weighted-average fair value of options granted during the three months ended March 31, 2022 was $5.83 per share. There were 18,000 options granted during the three months ended March 31, 2022. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.
The assumptions used in determining the fair value of the 2022 and 2021 stock option grants were as follows:

	For the Three Months Ended March 31, 2022	For the Year Ended December 31, 2021
Expected dividend yield	2.72%	2.59%
Expected stock price volatility	31.12%	70.13%
Risk-free interest rate	1.73%	0.75%
Expected life of options	6.5 years	6.5 years
The following is a summary of currently outstanding and exercisable options at March 31, 2022:

Options Outstanding
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$6.56 to $8.62	140	0.80	$8.62	140	$8.62
$9.54 to $14.71	140	2.30	13.23	140	13.23
$16.77 to $16.86	130	2.39	16.80	130	16.80
$17.12 to $17.36	93	2.96	17.13	93	17.13
$17.40 to $18.46	871	3.38	18.45	738	18.45
$18.50 to $20.16	41	7.03	19.05	15	19.01
$20.58 to $21.25	158	4.01	21.08	149	21.10
$21.31 to $22.22	112	6.35	22.18	62	22.20
$22.70 to $23.32	1,227	6.31	23.32	246	23.32
$23.51 to $25.96	99	6.06	25.39	59	25.82
	3,010			1,773
The table below summarized the activity for the Company’s restricted stock issued and outstanding at March 31, 2022 and December 31, 2021 and changes during the period and year then ended:

	As of March 31, 2022	As of December 31, 2021
	(In thousands)
Beginning of year	1,231	1,371
Issued	229	216
Vested	(176)	(320)
Forfeited	(6)	(36)
End of period	1,278	1,231
Amount of expense for three months and twelve months ended, respectively	$1,735	$7,112

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $18.2 million as of March 31, 2022.
14. Non-Interest Expense
The table below shows the components of non-interest expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Salaries and employee benefits	$43,551	$42,059
Occupancy and equipment	9,144	9,237
Data processing expense	7,039	5,870
Merger and acquisition expenses	863	—
Other operating expenses:
Advertising	1,266	1,046
Amortization of intangibles	1,421	1,421
Electronic banking expense	2,538	2,238
Directors’ fees	404	383
Due from bank service charges	270	249
FDIC and state assessment	1,668	1,363
Insurance	770	781
Legal and accounting	797	846
Other professional fees	1,609	1,613
Operating supplies	754	487
Postage	306	338
Telephone	337	346
Other expense	4,159	4,589
Total other operating expenses	16,299	15,700
Total non-interest expense	$76,896	$72,866
15. Leases
The Company leases land and office facilities under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2042 and do not include renewal options based on economic factors that would have implied that continuation of the lease was reasonably certain. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally include real estate taxes and common area maintenance (“CAM”) charges in the rental payments. Short-term leases are leases having a term of twelve months or less. In accordance with ASU 2018-11, the Company does not separate nonlease components from the associated lease component of our operating leases. As a result, the Company accounts for these components as a single component under Topic 842 since (i) the timing and pattern of transfer of the nonlease components and the associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company recognizes short term leases on a straight-line basis and does not record a related ROU asset and liability for such leases. In addition, equipment leases were determined to be immaterial and a related ROU asset and liability for such leases is not recorded.
As of March 31, 2022, the balances of the right-of-use asset and lease liability was $39.7 million and $42.5 million, respectively. As of December 31, 2021, the balances of the right-of-use asset and lease liability was $39.6 million and $42.4 million, respectively The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
2022	$5,770	$7,714
2023	6,698	6,574
2024	6,127	6,001
2025	5,639	5,510
2026	5,521	5,389
Thereafter	26,508	24,999
Total future minimum lease payments	$56,263	$56,187
Discount effect of cash flows	(13,754)	(13,778)
Present value of net future minimum lease payments	$42,509	$42,409
Additional information (dollar amounts in thousands):

	For the Three Months Ended
Lease expense:	March 31, 2022	March 31, 2021
Operating lease expense	$1,822	$2,009
Short-term lease expense	1	4
Variable lease expense	226	256
Total lease expense	$2,049	$2,269
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$1,829	$1,994
Weighted-average remaining lease term (in years)	9.51	11.87
Weighted-average discount rate	3.41%	3.52%
The Company currently leases three properties from three related parties. Total rent expense from the leases was $35,000 or 1.78% of total lease expense and $35,000 or 1.54% of total lease expense for the three months ended March 31, 2022 and 2021, respectively.
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
Although the Company has a diversified loan portfolio, at March 31, 2022 and December 31, 2021, commercial real estate loans represented 57.8% and 59.7% of total loans receivable, respectively, and 216.2% and 212.2% of total stockholders’ equity at March 31, 2022 and December 31, 2021, respectively. Residential real estate loans represented 14.6% and 15.8% of total loans receivable and 54.8% and 56.3% of total stockholders’ equity at March 31, 2022 and December 31, 2021, respectively.

Approximately 69.9% of the Company’s total loans and 75.8% of the Company’s real estate loans as of March 31, 2022, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.
As of March 31, 2022, the markets in which we operate have begun to experience significant economic uncertainty primarily related to inflationary concerns, continuing supply chain issues and the potential impacts of international unrest. However, the Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of March 31, 2022. In addition, the Company determined no additional provision for unfunded commitments was necessary as of March 31, 2022.
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
At March 31, 2022 and December 31, 2021, commitments to extend credit of $3.19 billion and $3.05 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2022 and December 31, 2021, was $110.2 million and $110.8 million, respectively.
The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.
18. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first three months of 2022, the Company requested approximately $53.1 million in regular dividends from its banking subsidiary.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2022, the Company meets all capital adequacy requirements to which it is subject.
On December 31, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 27, 2020, the federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule, which is reflected in the Company's risk-based capital ratios.
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
The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of March 31, 2022, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 14.87%, 10.84%, 15.45%, and 21.58%, respectively, as of March 31, 2022.

19. Additional Cash Flow Information
The following is a summary of the Company’s additional cash flow information during the three-month periods ended:

	March 31,
	2022	2021
	(In thousands)
Interest paid	$7,668	$10,719
Income taxes paid	1,968	1,205
Assets acquired by foreclosure	—	1,786
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
Financial Assets and Liabilities Measured on a Recurring Basis
Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company's securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of March 31, 2022 and December 31, 2021, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2022 and 2021. See Note 3 for additional detail related to investment securities.
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

Financial Assets and Liabilities Measured on a Nonrecurring Basis
Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for credit losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for credit losses to require an increase, such increase is reported as a component of the provision for credit losses. The fair value of loans with specific allocated losses was $271.3 million and $280.0 million as of March 31, 2022 and December 31, 2021, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $73,000 and $58,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended March 31, 2022 and 2021, respectively.
Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis
Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of March 31, 2022 and December 31, 2021, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $1.1 million and $1.6 million, respectively.
No foreclosed assets held for sale were remeasured during the three months ended March 31, 2022. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.
The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans and foreclosed assets primarily relate to customized discounting criteria applied to the customer’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the underlying collateral. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from 10% to 70% for commercial and residential real estate collateral.

Fair Values of Financial Instruments
The following table presents the estimated fair values of the Company’s financial instruments. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

	March 31, 2022
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$3,619,458	$3,619,458	1
Investment securities - held-to-maturity	499,265	499,138	2
Loans receivable, net of impaired loans and allowance	9,546,605	10,010,107	3
Accrued interest receivable	46,934	46,934	1
FHLB, FRB & FNBB Bank stock; other equity investments	136,578	136,578	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,311,400	$4,311,400	1
Savings and interest-bearing transaction accounts	9,461,393	9,461,393	1
Time deposits	808,141	797,612	3
Securities sold under agreements to repurchase	151,151	151,151	1
FHLB and other borrowed funds	400,000	390,273	2
Accrued interest payable	10,885	10,885	1
Subordinated debentures	667,868	668,678	3

	December 31, 2021
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$3,650,315	$3,650,315	1
Loans receivable, net of impaired loans and allowance	9,319,421	9,503,261	3
Accrued interest receivable	46,736	46,736	1
FHLB, FRB & FNBB Bank stock; other equity investments	124,638	124,638	3
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,127,878	$4,127,878	1
Savings and interest-bearing transaction accounts	9,251,805	9,251,805	1
Time deposits	880,887	901,280	3
Securities sold under agreements to repurchase	140,886	140,886	1
FHLB and other borrowed funds	400,000	401,362	2
Accrued interest payable	4,798	4,798	1
Subordinated debentures	371,093	374,894	3

21. Recent Accounting Pronouncements
In December 31, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in the update simplify the accounting for income taxes by removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in the update also simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; however, an entity may elect to do so on an entity-by-entity basis for a legal entity that is both not subject to tax and disregarded by the taxing authority. The amendments require that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted the guidance effective January 1, 2021, and its adoption did not have a significant impact on our financial position or financial statement disclosures.
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
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represent a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The amendments require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with Subtopic 326-20, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. ASU 2022-02 is effective for entities that have adopted ASU No. 2016-13 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively. However, for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted if an entity has adopted ASU 2016-13. If an entity elects to early adopt ASU 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently evaluating the potential impacts related to the adoption of the ASU.

22. Subsequent Events
Effective April 1, 2022, pursuant to the Merger Agreement, dated as of September 15, 2021, as amended on October 18, 2021 and November 8, 2021, among the Company, Centennial, HOMB Acquisition Sub III, Inc. (“Acquisition Sub”), Happy and HSB, Acquisition Sub merged with and into Happy and Happy merged with and into the Company, with the Company as the surviving entity (collectively, the “Merger”). HSB also merged with and into Centennial, with Centennial as the surviving entity.
Under the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of Happy was converted into the right to receive, without interest, 2.17 shares of Company common stock (the “Merger Consideration”). Each unvested restricted share of Happy common stock outstanding at the Effective Time became fully vested and converted into the right to receive the Merger Consideration. In addition, at the Effective Time, each outstanding option to purchase Happy common stock was cancelled and converted into the right to receive the number of whole shares of Company common stock, together with any cash in lieu of fractional shares, equal to the product of (i) the number of shares of Happy common stock subject to the option, multiplied by (ii) the excess, if any, of $49.3675 (the Merger Consideration value) over the exercise price of the option, less applicable tax withholdings, divided by (iii) $22.75. Similarly, each stock appreciation right of Happy outstanding at the Effective Time was cancelled and converted into the right to receive a cash payment, without interest, equal to the product of (i) the number of shares of Happy common stock subject to the stock appreciation right, multiplied by (ii) the excess, if any, of $49.3675 over the grant price of the stock appreciation right, less applicable tax withholdings. For purposes of these calculations, the Merger Consideration value was determined using a volume-weighted average closing price of the Company’s common stock as reported on the New York Stock Exchange over the 20 consecutive trading day period ending on the third business day prior to the closing of the Merger, multiplied by 2.17.
Under the terms of the Merger Agreement, the Company issued approximately 42.4 million shares of its common stock valued at approximately $958.8 million as of April 1, 2022. No cash consideration was paid in connection with the Merger, except that holders of outstanding shares of Happy common stock or “in-the-money” stock options of Happy at the time of the Merger received cash payments equal to $22.75, multiplied by any resulting fractional shares of Company common stock to which they were otherwise entitled in connection with the Merger. In addition, the holders of stock appreciation rights of Happy received approximately $3.1 million in cash in cancellation of their stock appreciation rights immediately before the Merger, for a total transaction value of approximately $961.9 million.
Prior to the acquisition, Happy conducted business from 62 branches in communities across the Texas Panhandle, South Plains, Austin, Central Texas and the Dallas/Fort Worth Metroplex. As of March 31, 2022, Happy had approximately $6.76 billion in assets, $3.61 billion in loans and $5.85 billion in deposits.
The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the Merger. Due to the recent closing, management remains in the early stages of reviewing the estimated fair values and evaluating the assumed tax positions of this Merger. The Company expects to finalize its analysis of the acquired assets and assumed liabilities in this transaction within one year of the Merger.
On April 15, 2022, the Company completed the payoff of its $300.0 million in aggregate principal amount of the 2027 Notes. Each 2027 Note was redeemed pursuant to the terms of the Subordinated Indenture, as supplemented by the First Supplemental Indenture, each dated as of April 3, 2017, between the Company and U.S. Bank Trust Company, National Association, the Trustee for the 2027 Notes, at the redemption price of 100% of its principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date. As provided in the notice of redemption, dated March 15, 2022, previously given to the 2027 Note holders, each 2027 Note holder was entitled to receive the Redemption Price upon presentment and surrender of the 2027 Notes to the Trustee, who acted as the Company’s paying agent in connection with the redemption.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
Results of Review of Interim Consolidated Financial Statements
We have reviewed the condensed consolidated balance sheet of Home BancShares, Inc. and subsidiaries (the “Company”) as of March 31, 2022, and the related condensed consolidated statements of income, comprehensive (loss) income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information” or “statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 9, 2022

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on February 24, 2022, which includes the audited financial statements for the year ended December 31, 2021. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of March 31, 2022, we had, on a consolidated basis, total assets of $18.62 billion, loans receivable, net of $10.05 billion, total deposits of $14.58 billion, and stockholders’ equity of $2.69 billion.
We generate most of our revenue from interest on loans and investments, service charges, and mortgage banking income. Deposits and Federal Home Loan Bank (“FHLB”) and other borrowed funds are our primary source of funding. Our largest expenses are interest on our funding sources, salaries and related employee benefits and occupancy and equipment. We measure our performance by calculating our return on average common equity, return on average assets and net interest margin. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio, as adjusted, is a non-GAAP measure and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding adjustments such as merger and acquisition expenses and/or certain gains, losses and other non-interest income and expenses.
Table 1: Key Financial Measures

	As of or for the Three Months Ended
	March 31,
	2022	2021
	(Dollars in thousands, except per share data)
Total assets	$18,617,995	$17,240,241
Loans receivable	10,052,714	10,778,493
Allowance for credit losses	234,768	242,932
Total deposits	14,580,934	13,512,594
Total stockholders’ equity	2,686,703	2,645,204
Net income	64,892	91,602
Basic earnings per share	0.40	0.55
Diluted earnings per share	0.40	0.55
Book value per share	16.41	16.02
Tangible book value per share (non-GAAP)(1)	10.32	9.95
Annualized net interest margin – FTE	3.21%	4.02%
Efficiency ratio	46.15	36.60
Efficiency ratio, as adjusted (non-GAAP)(2)	47.33	40.68
Annualized return on average assets	1.43	2.22
Annualized return on average common equity	9.58	14.15
(1)See Table 19 for the non-GAAP tabular reconciliation.
(2)See Table 23 for the non-GAAP tabular reconciliation.

Results of Operations for the Three Months Ended March 31, 2022 and 2021
Our net income decreased $26.7 million, or 29.2%, to $64.9 million for the three-month period ended March 31, 2022, from $91.6 million for the same period in 2021. On a diluted earnings per share basis, our earnings were $0.40 per share for the three-month period ended March 31, 2022 compared to $0.55 per share for the three-month period ended March 31, 2021. During the three-month periods ended March 31, 2022 and March 31, 2021, the Company did not record any provision for credit losses. The markets in which we operate have begun to experience significant economic uncertainty primarily related to inflationary concerns, continuing supply chain issues and the potential impacts of international unrest. However, the Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of March 31, 2022. The Company recorded a $2.1 million adjustment for the increase in fair value of marketable securities, $3.3 million recovery on historic losses for a single borrower and $863,000 in merger and acquisition expenses.
Total interest income decreased by $17.7 million, or 10.9%, non-interest expense increased by $4.0 million, or 5.5%, and non-interest income decreased by $14.6 million, or 32.3%. This was partially offset by an $808,000, or 5.5%, decrease in total interest expense. The decrease in interest income was due to a $21.5 million decrease in loan interest income, which was partially offset by a $2.5 million increase in investment income and a $1.3 million increase in interest income on deposits at other banks. The increase in non-interest expense was due to a $1.5 million, or 3.5%, increase in salaries and employee benefits, a $1.2 million, or 19.9%, increase in data processing expense, a $863,000 increase in merger and acquisition expense, and a $599,000, or 3.8%, increase in other operating expenses. The decrease in non-interest income was primarily due to a $7.9 million, or 91.9%, decrease in dividends from FHLB, FRB, FNBB and other, a $4.3 million, or 52.1%, decrease in mortgage lending income, a $3.7 million, or 63.2%, decrease in fair value adjustment for marketable securities which was partially offset by a $1.1 million, or 22.8%, increase in service charges on deposit accounts. The decrease in interest expense was primarily due to a $2.8 million, or 36.5%, decrease in interest on deposits, which was partially offset by a $2.1 million, or 43.5%, increase in interest on subordinated debentures resulting from the completion of the new subordinated debt issue in January 2022. Income tax expense decreased by $8.9 million, or 30.7%, during the quarter due to a decrease in net income.
Our net interest margin decreased from 4.02% for the three-month period ended March 31, 2021 to 3.21% for the three-month period ended March 31, 2022. The yield on interest earning assets was 3.55% and 4.41% for the three months ended March 31, 2022 and 2021, respectively, as average interest earning assets increased from $15.12 billion to $16.77 billion. The increase in average earning assets is primarily the result of a $1.89 billion increase in average interest-bearing balances due from banks and an $851.9 million increase in average investment securities. This was partially offset by the $1.09 billion decrease in average loans receivable. Average PPP loan balances were $78.0 million for the three months ended March 31, 2022, compared to $633.8 million for the three months ended March 31, 2021. These loans bear interest at 1.00% plus the accretion of the deferred origination fee. Including deferred fees, we recognized total interest income of $2.2 million on PPP loans for the three months ended March 31, 2022 compared to $11.9 million for the three months ended March 31, 2021. The PPP loans were accretive to the net interest margin by 4 basis points for the three months ended March 31, 2022 compared to 16 basis points for the three months ended March 31, 2021. As of March 31, 2022, the Company had $1.6 million in remaining unamortized PPP fees. The market has continued to experience significant amounts of excess liquidity, and the Company completed an underwritten public offering of $300.0 million in aggregate principal of its 3.125% Fixed-to-Floating Rate Subordinated Notes due 2032 during January 2022. As a result, we had an increase of $1.89 billion in average interest-bearing cash balances for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The excess liquidity was dilutive to the net interest margin by 34 basis points, and the additional liquidity resulting from the subordinated debt issuance was dilutive to the net interest margin by 5 basis points. In addition, the increase in interest expense for the subordinated debentures was dilutive to the net interest margin by 5 basis points. For the three months ended March 31, 2022 and 2021, we recognized $3.1 million and $5.5 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 6 basis points. We recognized $1.4 million in event interest income for the three months ended March 31, 2022 compared to $1.1 million for the three months ended March 31, 2021. This increased the net interest margin by 1 basis point.
Our efficiency ratio was 46.15% for the three months ended March 31, 2022, compared to 36.60% for the same period in 2021. For the first quarter of 2022, our efficiency ratio, as adjusted (non-GAAP), was 47.33%, compared to 40.68% reported for the first quarter of 2021. (See Table 23 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 1.43% for the three months ended March 31, 2022, compared to 2.22% for the same period in 2021. Our annualized return on average common equity was 9.58% and 14.15% for both the three months ended March 31, 2022, and 2021.

Financial Condition as of and for the Period Ended March 31, 2022 and December 31, 2021
Our total assets as of March 31, 2022 increased $565.9 million to $18.62 billion from the $18.05 billion reported as of December 31, 2021. Cash and cash equivalents decreased $30.9 million, for the three months ended March 31, 2022. Our loan portfolio balance increased to $10.05 billion as of March 31, 2022 from $9.84 billion at December 31, 2021. The increase in loans was primarily due to the acquisition of $242.2 million in marine loans from LendingClub Bank during the first quarter of 2022, as well as $27.6 million in organic loan growth, partially offset by $53.2 million of PPP loan decline. Total deposits increased $320.4 million to $14.58 billion as of March 31, 2022 from $14.26 billion as of December 31, 2021. Stockholders’ equity decreased $79.0 million to $2.69 billion as of March 31, 2022, compared to $2.77 billion as of December 31, 2021. The $79.0 million decrease in stockholders’ equity is primarily associated with the $115.0 million in other comprehensive loss for the three months ended March 31, 2022, $27.0 million of shareholder dividends paid and stock repurchases of $4.1 million in 2022, partially offset by $64.9 million in net income for the three months ended March 31, 2022.
Our non-performing loans were $44.7 million, or 0.44% of total loans as of March 31, 2022, compared to $50.2 million, or 0.51% of total loans as of December 31, 2021. The allowance for credit losses as a percentage of non-performing loans increased to 525.50% as of March 31, 2022, from 471.61% as of December 31, 2021. Non-performing loans from our Arkansas franchise were $13.2 million at March 31, 2022 compared to $13.9 million as of December 31, 2021. Non-performing loans from our Florida franchise were $24.8 million at March 31, 2022 compared to $26.8 million as of December 31, 2021. Non-performing loans from our Alabama franchise were $480,000 at March 31, 2022 compared to $470,000 as of December 31, 2021. Non-performing loans from our Shore Premier Finance ("SPF") franchise were $1.4 million at March 31, 2022 compared to $1.5 million as of December 31, 2021. Non-performing loans from our Centennial Commercial Finance Group (“CFG”) franchise were $4.8 million at March 31, 2022 compared to $7.5 million as of December 31, 2021.
As of March 31, 2022, our non-performing assets decreased to $45.8 million, or 0.25% of total assets, from $51.8 million, or 0.29% of total assets, as of December 31, 2021. Non-performing assets from our Arkansas franchise were $13.2 million at March 31, 2022 compared to $14.4 million as of December 31, 2021. Non-performing assets from our Florida franchise were $25.9 million at March 31, 2022 compared to $27.9 million as of December 31, 2021. Non-performing assets from our Alabama franchise were $480,000 at March 31, 2022 compared to $470,000 as of December 31, 2021. Non-performing assets from our SPF franchise were $1.4 million at March 31, 2022 compared to $1.5 million as of December 31, 2021. Non-performing assets from our CFG franchise were $4.8 million at March 31, 2022 compared to $7.5 million as of December 31, 2021.
The $4.8 million balance of non-accrual loans for our Centennial CFG market consists of one loan that is assessed for credit risk by the Federal Reserve under the Shared National Credit Program. The decision to place this loan on non-accrual status was made by the Federal Reserve and not the Company. The loan that makes up the total balance is still current on both principal and interest. However, all interest payments are currently being applied to the principal balance. Because the Federal Reserve required us to place this loan on non-accrual status, we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve.
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
•Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310. Interchange fees were $3.9 million and $3.8 million for the three months ended March 31, 2022 and 2021, respectively. Centennial CFG loan fees were $1.8 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively.
Investments – Available-for-sale. Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income (loss), net of taxes. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments ("CECL"). The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Investments – Held-to-Maturity. Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. The Company measures expected credit losses on HTM securities on a collective basis by major security type, with each type sharing similar risk characteristics. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets.

Loans Receivable and Allowance for Credit Losses. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge-offs, deferred fees or costs on originated loans. Interest income on loans is accrued over the term of the loans based on the principal balance outstanding. Loan origination fees and direct origination costs are capitalized and recognized as adjustments to yield on the related loans.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses.
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
Acquisitions
Acquisition of Marine Portfolio
On February 4, 2022, the Company completed the purchase of the performing marine loan portfolio of Utah-based LendingClub Bank (“LendingClub”). Under the terms of the purchase agreement with LendingClub, the Company acquired yacht loans totaling approximately $242.2 million. This portfolio of loans is housed within the Company's Shore Premier Finance division, which is responsible for servicing the acquired loan portfolio and originating new loan production.
Acquisition of Happy Bancshares, Inc.
Effective April 1, 2022, pursuant to an Agreement and Plan of Merger, dated as of September 15, 2021, as amended on October 18, 2021 and further amended on November 8, 2021 (the “Merger Agreement”) among the Company, Centennial, the Company’s acquisition subsidiary, HOMB Acquisition Sub III, Inc. (“Acquisition Sub”), Happy Bancshares, Inc. (“Happy”), and its wholly-owned bank subsidiary, Happy State Bank (“HSB”), Acquisition Sub merged with and into Happy and Happy merged with and into the Company, with the Company as the surviving entity (collectively, the “Merger”). HSB also merged with and into Centennial, with Centennial as the surviving entity.
Under the terms of the Merger Agreement, the Company issued approximately 42.4 million shares of its common stock valued at approximately $958.8 million as of April 1, 2022. In addition, the holders of stock appreciation rights of Happy received approximately $3.1 million in cash in cancellation of their stock appreciation rights immediately before the Merger, for a total transaction value of approximately $961.9 million.
For further discussion of the acquisition, see Note 22 to the Condensed Notes to Consolidated Financial Statements.
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
As of March 31, 2022, we had 160 branch locations. There were 76 branches in Arkansas, 78 branches in Florida, five branches in Alabama and one branch in New York City.
With the completion of the acquisition of Happy as of April 1, 2022, the Company now operates 62 branches in Texas.
Results of Operations
For the three months ended March 31, 2022 and 2021
Our net income decreased $26.7 million, or 29.2%, to $64.9 million for the three-month period ended March 31, 2022, from $91.6 million for the same period in 2021. On a diluted earnings per share basis, our earnings were $0.40 per share for the three-month period ended March 31, 2022 compared to $0.55 per share for the three-month period ended March 31, 2021. During the three-month periods ended March 31, 2022 and March 31, 2021, the Company did not record any provision for credit losses. The markets in which we operate have begun to experience significant economic uncertainty primarily related to inflationary concerns, continuing supply chain issues and the potential impacts of international unrest. However, the Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of March 31, 2022. The Company recorded a $2.1 million adjustment for the increase in fair value of marketable securities, $3.3 million recovery on historic losses for a single borrower and $863,000 in merger and acquisition expenses.
Net Interest Income
Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (26.135% for 2022 and 25.74% for 2021).
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. In 2020, the Federal Reserve lowered the target rate to 0.00% to 0.25%. This remained in effect throughout all of 2021. On March 16, 2022, the target rate was increased to 0.25% to 0.50%. Presently, the Federal Reserve has indicated they are anticipating multiple rate increases for 2022.
Our net interest margin decreased from 4.02% for the three-month period ended March 31, 2021 to 3.21% for the three-month period ended March 31, 2022. The yield on interest earning assets was 3.55% and 4.41% for the three months ended March 31, 2022 and 2021, respectively, as average interest earning assets increased from $15.12 billion to $16.77 billion. The increase in average earning assets is primarily the result of a $1.89 billion increase in average interest-bearing balances due from banks and an $851.9 million increase in average investment securities. This was partially offset by the $1.09 billion decrease in average loans receivable. Average PPP loan balances were $78.0 million for the three months ended March 31, 2022, compared to $633.8 million for the three months ended March 31, 2021. These loans bear interest at 1.00% plus the accretion of the deferred origination fee. Including deferred fees, we recognized total interest income of $2.2 million on PPP loans for the three months ended March 31, 2022 compared to $11.9 million for the three months ended March 31, 2021. The PPP loans were accretive to the net interest margin by 4 basis points for the three months ended March 31, 2022 compared to 16 basis points for the three months ended March 31, 2021. As of March 31, 2022, the Company had $1.6 million in remaining unamortized PPP fees. The market has continued to experience significant amounts of excess liquidity, and the Company completed an underwritten public offering of $300.0 million in aggregate principal of its 3.125% Fixed-to-Floating Rate Subordinated Notes due 2032 during January 2022. As a result, we had an increase of $1.89 billion in average interest-bearing cash balances for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The excess liquidity was dilutive to the net interest margin by 34 basis points, and the additional liquidity resulting from the subordinated debt issuance was dilutive to the net interest margin by 5 basis points. In addition, the increase in interest expense for the subordinated debentures was dilutive to the net interest margin by 5 basis points. For the three months ended March 31, 2022 and 2021, we recognized $3.1 million and $5.5 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 6 basis points. We recognized $1.4 million in event interest income for the three months ended March 31, 2022 compared to $1.1 million for the three months ended March 31, 2021. This increased the net interest margin by 1 basis point.
Net interest income on a fully taxable equivalent basis decreased $17.0 million, or 11.4%, to $132.9 million for the three-month period ended March 31, 2022, from $149.9 million for the same period in 2021. This decrease in net interest income for the three-month period ended March 31, 2022 was the result of a $17.8 million decrease in interest income, partially offset by an $808,000 decrease in interest expense, on a fully taxable equivalent basis. The $17.8 million decrease in interest income was primarily the result of higher levels of interest earning assets at lower yields. Although our interest earning assets increased, our average loan balances decreased by $1.09 billion while average interest-bearing balances due from banks increased by $1.89 billion. The lower yield on earning assets resulted in a decrease in interest income of approximately $7.3 million, and the change in composition of earning assets at lower yields resulted in a decrease in interest income of approximately $10.5 million. The lower yield was primarily driven by the decrease in income on loans of $21.5 million, which was partially offset by an increase in income on investment securities of $2.4 million and a $1.3 million increase in income on interest-bearing balances due from banks. The $808,000 decrease in interest expense is primarily the result of interest-bearing liabilities repricing in a decreasing interest rate environment, which reduced interest expense by $3.4 million, partially offset by a $2.6 million increase in interest expense resulting from a change in the composition of average interest bearing liabilities. The decrease in interest expense was primarily driven by a $2.8 million decrease in interest expense on deposits, which was partially offset by a $2.1 million increase in interest expense on subordinated debentures resulting from the Company's issuance of $300.0 million in aggregate principal of its 3.125% Fixed-to-Floating Rate Subordinated Notes due 2032 during January 2022.
Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2022 and 2021, as well as changes in fully taxable equivalent net interest margin for the three months ended March 31, 2022 compared to the same period in 2021.
Table 2: Analysis of Net Interest Income

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Interest income	$144,903	$162,651
Fully taxable equivalent adjustment	1,738	1,821
Interest income – fully taxable equivalent	146,641	164,472
Interest expense	13,755	14,563
Net interest income – fully taxable equivalent	$132,886	$149,909
Yield on earning assets – fully taxable equivalent	3.55%	4.41%
Cost of interest-bearing liabilities	0.49	0.56
Net interest spread – fully taxable equivalent	3.06	3.85
Net interest margin – fully taxable equivalent	3.21	4.02
Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended March 31, 2022 vs. 2021
(In thousands)
Decrease in interest income due to change in earning assets	$(10,536)
Decrease in interest income due to change in earning asset yields	(7,295)
Increase in interest expense due to change in interest-bearing liabilities	(2,577)
Decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	3,385
Decrease in net interest income	$(17,023)

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three months ended March 31, 2022 and 2021, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2022			2021
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$3,497,894	$1,673	0.19%	$1,610,463	$410	0.10%
Federal funds sold	1,751	1	0.23	119	—	—
Investment securities – taxable	2,486,401	9,080	1.48	1,637,061	6,253	1.55
Investment securities – non-taxable	850,722	6,284	3.00	848,158	6,700	3.20
Loans receivable	9,937,993	129,603	5.29	11,023,139	151,109	5.56
Total interest-earning assets	16,774,761	146,641	3.55%	15,118,940	164,472	4.41%
Non-earning assets	1,618,314			1,599,950
Total assets	$18,393,075			$16,718,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$9,363,793	$3,873	0.17%	$8,338,791	4,716	0.23%
Time deposits	854,593	1,021	0.48	1,209,431	2,989	1.00
Total interest-bearing deposits	10,218,386	4,894	0.19	9,548,222	7,705	0.33
Securities sold under agreement to repurchase	137,565	108	0.32	159,697	190	0.48
FHLB and other borrowed funds	400,000	1,875	1.90	400,000	1,875	1.90
Subordinated debentures	611,888	6,878	4.56	370,421	4,793	5.25
Total interest-bearing liabilities	11,367,839	13,755	0.49%	10,478,340	14,563	0.56%
Non-interest-bearing liabilities
Non-interest-bearing deposits	4,155,894			3,480,050
Other liabilities	121,362			134,882
Total liabilities	15,645,095			14,093,272
Stockholders’ equity	2,747,980			2,625,618
Total liabilities and stockholders’ equity	$18,393,075			$16,718,890
Net interest spread			3.06%			3.85%
Net interest income and margin		$132,886	3.21%		$149,909	4.02%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three months ended March 31, 2022 compared to the same period in 2021, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Three Months Ended March 31, 2022 over 2021
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$722	$541	$1,263
Federal funds sold	—	1	1
Investment securities – taxable	3,113	(286)	2,827
Investment securities – non-taxable	20	(436)	(416)
Loans receivable	(14,391)	(7,115)	(21,506)
Total interest income	(10,536)	(7,295)	(17,831)
Interest expense:
Interest-bearing transaction and savings deposits	531	(1,374)	(843)
Time deposits	(713)	(1,255)	(1,968)
Federal funds purchased	—	—	—
Securities sold under agreement to repurchase	(24)	(58)	(82)
FHLB borrowed funds	—	—	—
Subordinated debentures	2,783	(698)	2,085
Total interest expense	2,577	(3,385)	(808)
Increase (decrease) in net interest income	$(13,113)	$(3,910)	$(17,023)
Provision for Credit Losses
The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credits, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. ASC 326 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses as well as the credit quality and underwriting standards of a company’s portfolio. In addition, ASC 326 requires credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities management does not intend to sell or believes that it is more likely than not, they will be required to sell.
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
•1-4 family construction
•All other construction
•1-4 family revolving HELOC & junior liens
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
During the three-month periods ended March 31, 2022 and March 31, 2021, the Company did not record any provision for credit losses. The markets in which we operate have begun to experience significant economic uncertainty primarily related to inflationary concerns, continuing supply chain issues and the potential impacts of international unrest. However, the Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of March 31, 2022. Net charge-offs to average total loans was 0.08% for the three months ended March 31, 2022 compared to 0.09% for the three months ended March 31, 2021.
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
During the three-month periods ended March 31, 2022 and March 31, 2021, the Company did not record any provision for credit losses on available-for-sale securities. At March 31, 2022, the Company determine the allowance for credit losses of $842,000, resulting from economic uncertainties was adequate for the investment portfolio. No additional provision for credit losses was considered necessary for the portfolio.
Investments – Held-to-Maturity. The Company measures expected credit losses on HTM securities on a collective basis by major security type, with each type sharing similar risk characteristics. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets.

During the three months ended March 31, 2022, the Company purchased $500.0 million of U.S. Treasury Securities with an initial book value of $498.9 million. These investments are classified as held-to-maturity, and mature within one year. As of March 31, 2022, the amortized cost of these securities was $499.3 million. Management has determined that recording a provision for credit losses on these investments was not necessary due to the inherent low risk of U.S. Treasury Securities and the short-term maturities of these investments. As of March 31, 2021, the Company did not hold any held-to-maturity securities.
Non-Interest Income
Total non-interest income was $30.7 million for the three months ended March 31, 2022, compared to $45.3 million for the same period in 2021. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending income, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.
Table 6 measures the various components of our non-interest income for the three months ended March 31, 2022 and 2021, respectively, as well as changes for the three months ended March 31, 2022 compared to the same period in 2021.
Table 6: Non-Interest Income

	Three Months Ended March 31,		2021 Change from 2020
	2022	2021
	(Dollars in thousands)
Service charges on deposit accounts	$6,140	$5,002	$1,138	22.8%
Other service charges and fees	7,733	7,608	125	1.6
Trust fees	574	522	52	10.0
Mortgage lending income	3,916	8,167	(4,251)	(52.1)
Insurance commissions	480	492	(12)	(2.4)
Increase in cash value of life insurance	492	502	(10)	(2.0)
Dividends from FHLB, FRB, FNBB & other	698	8,609	(7,911)	(91.9)
Gain on sale of SBA loans	95	—	95	100.0
Gain (loss) on sale of branches, equipment and other assets, net	16	(29)	45	155.2
Gain on OREO, net	478	401	77	19.2
Gain on securities, net	—	219	(219)	(100.0)
Fair value adjustment for marketable securities	2,125	5,782	(3,657)	(63.2)
Other income	7,922	8,001	(79)	(1.0)
Total non-interest income	$30,669	$45,276	$(14,607)	(32.3)%
Non-interest income decreased $14.6 million, or 32.3%, to $30.7 million for the three months ended March 31, 2022 from $45.3 million for the same period in 2021. The primary factors that resulted in this decrease were the reduction in dividends from FHLB, FRB, FNBB & other as well as the lower level of mortgage lending income. Other factors were changes related to service charges on deposit accounts and fair value adjustment for marketable securities.
Additional details for the three months ended March 31, 2022 on some of the more significant changes are as follows:
•The $1.1 million increase in service charges on deposit accounts is primarily related to an increase in overdraft fees resulting from increased economic activity.
•The $4.3 million decrease in mortgage lending income is primarily due to a decrease in volume of secondary market loans from the high volume of loans during 2021.
•The $7.9 million decrease for dividends from FHLB, FRB, FNBB & other is primarily due to a decrease in special dividends from equity investments.
•The $3.7 million decrease in the fair value adjustment for marketable securities is due to a reduction in the increase of the fair market values of marketable securities held by the Company.

Non-Interest Expense
Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.
Table 7 below sets forth a summary of non-interest expense for the three months ended March 31, 2022 and 2021, as well as changes for the three months ended March 31, 2022 compared to the same period in 2021.
Table 7: Non-Interest Expense

	Three Months Ended March 31,		2022 Change from 2021
	2022	2021
	(Dollars in thousands)
Salaries and employee benefits	$43,551	$42,059	$1,492	3.5%
Occupancy and equipment	9,144	9,237	(93)	(1.0)
Data processing expense	7,039	5,870	1,169	19.9
Merger and acquisition expenses	863	—	863	100.0
Other operating expenses:
Advertising	1,266	1,046	220	21.0
Amortization of intangibles	1,421	1,421	—	—
Electronic banking expense	2,538	2,238	300	13.4
Directors' fees	404	383	21	5.5
Due from bank service charges	270	249	21	8.4
FDIC and state assessment	1,668	1,363	305	22.4
Insurance	770	781	(11)	(1.4)
Legal and accounting	797	846	(49)	(5.8)
Other professional fees	1,609	1,613	(4)	(0.2)
Operating supplies	754	487	267	54.8
Postage	306	338	(32)	(9.5)
Telephone	337	346	(9)	(2.6)
Other expense	4,159	4,589	(430)	(9.4)
Total non-interest expense	$76,896	$72,866	$4,030	5.5%
Non-interest expense increased $4.0 million, or 5.5%, to $76.9 million for the three months ended March 31, 2022 from $72.9 million for the same period in 2021. The primary factors that resulted in this increase were the changes related to salaries and employee benefits, data processing expense and merger and acquisition expense.
Additional details for the three months ended March 31, 2022 on some of the more significant changes are as follows:
•The $1.5 million increase in salaries and employee benefits expense is primarily due to increased salary expenses related to the normal increased cost of doing business.
•The $1.2 million increase in data processing expense is primarily related to the normal increased cost of doing business such as the increase in software, licensing, core processing expense, telecommunication services, internet banking and cash management expense and mobile banking expenses.
•The $863,000 increase in merger and acquisition expense is related to costs associated with the acquisition of Happy Bancshares, Inc.
Income Taxes
Income tax expense decreased $8.9 million, or 30.7%, to $20.0 million for the three-month period ended March 31, 2022, from $28.9 million for the same period in 2021. The effective income tax rate was 23.59% for the three month period ended March 31, 2022, compared to 23.98% for the same period in 2021.

Financial Condition as of and for the Period Ended March 31, 2022 and December 31, 2021
Our total assets as of March 31, 2022 increased $565.9 million to $18.62 billion from the $18.05 billion reported as of December 31, 2021. Cash and cash equivalents decreased $30.9 million, for the three months ended March 31, 2022. Our loan portfolio balance increased to $10.05 billion as of March 31, 2022 from $9.84 billion at December 31, 2021. The increase in loans was primarily due to the acquisition of $242.2 million in marine loans from LendingClub Bank during the first quarter of 2022, as well as $27.6 million in organic loan growth, partially offset by $53.2 million of PPP loan decline. Total deposits increased $320.4 million to $14.58 billion as of March 31, 2022 from $14.26 billion as of December 31, 2021. Stockholders’ equity decreased $79.0 million to $2.69 billion as of March 31, 2022, compared to $2.77 billion as of December 31, 2021. The $79.0 million decrease in stockholders’ equity is primarily associated with the $115.0 million in other comprehensive loss for the three months ended March 31, 2022, $27.0 million of shareholder dividends paid and stock repurchases of $4.1 million in 2022, partially offset by $64.9 million in net income for the three months ended March 31, 2022.
Loan Portfolio
Loans Receivable
Our loan portfolio averaged $9.94 billion and $11.02 billion during the three months ended March 31, 2022 and 2021, respectively. Loans receivable were $10.05 billion and $9.84 billion as of March 31, 2022 and December 31, 2021, respectively.
From December 31, 2021 to March 31, 2022, the Company experienced an increase of approximately $216.6 million in loans. The increase in loans was primarily due to the acquisition of $242.2 million in marine loans from LendingClub Bank during the first quarter of 2022, as well as $27.6 million in organic loan growth, partially offset by $53.2 million of PPP loan decline. The $27.6 million in organic loan growth included $225.6 million in loan growth for Centennial CFG, while the remaining footprint experienced $198.0 million in loan decline during the first three months of 2022. As of March 31, 2022, the Company had $59.6 million of PPP loans.
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York. Loans receivable were approximately $3.02 billion, $3.56 billion, $217.6 million, $1.11 billion and $2.15 billion as of March 31, 2022 in Arkansas, Florida, Alabama, SPF and Centennial CFG, respectively.
As of March 31, 2022, we had approximately $308.3 million of construction land development loans which were collateralized by land. This consisted of approximately $46.4 million for raw land and approximately $261.9 million for land with commercial and or residential lots.

Table 8 presents our loans receivable balances by category as of March 31, 2022 and December 31, 2021.
Table 8: Loans Receivable

	March 31, 2022	December 31, 2021
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$3,810,383	$3,889,284
Construction/land development	1,856,096	1,850,050
Agricultural	142,920	130,674
Residential real estate loans:
Residential 1-4 family	1,223,890	1,274,953
Multifamily residential	248,650	280,837
Total real estate	7,281,939	7,425,798
Consumer	1,059,342	825,519
Commercial and industrial	1,510,205	1,386,747
Agricultural	48,095	43,920
Other	153,133	154,105
Total loans receivable	$10,052,714	$9,836,089
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
As of March 31, 2022, commercial real estate loans totaled $5.81 billion, or 57.8%, of loans receivable, as compared to $5.87 billion, or 59.7%, of loans receivable, as of December 31, 2021. Commercial real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $2.00 billion, $2.27 billion, $97.5 million, zero and $1.44 billion at March 31, 2022, respectively.
Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 35.9% and 52.2% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of March 31, 2022, with the remaining 11.9% relating to condos and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of March 31, 2022, residential real estate loans totaled $1.47 billion, or 14.6%, of loans receivable, compared to $1.56 billion, or 15.8%, of loans receivable, as of December 31, 2021. Residential real estate loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $404.2 million, $884.3 million, $57.4 million, zero and $126.6 million at March 31, 2022, respectively.
Consumer Loans. Our consumer loans are composed of secured and unsecured loans originated by our bank, the primary portion of which consists of loans to finance USCG registered high-end sail and power boats within our SPF division. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of March 31, 2022, consumer loans totaled $1.06 billion, or 10.5%, of loans receivable, compared to $825.5 million, or 8.4%, of loans receivable, as of December 31, 2021. Consumer loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $19.6 million, $7.8 million, $710,000, $1.03 billion and zero at March 31, 2022, respectively.
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
As of March 31, 2022, commercial and industrial loans totaled $1.51 billion, or 15.0%, of loans receivable, compared to $1.39 billion, or 14.1%, of loans receivable, as of December 31, 2021. Commercial and industrial loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $470.1 million, $328.5 million, $52.1 million, $78.2 million and $581.3 million at March 31, 2022, respectively.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $439,000 and $448,000 in PCD loans, as of March 31, 2022 and December 31, 2021, respectively.
Table 9 sets forth information with respect to our non-performing assets as of March 31, 2022 and December 31, 2021. As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 9: Non-performing Assets

	As of March 31, 2022	As of December 31, 2021
	(Dollars in thousands)
Non-accrual loans	$44,629	$47,158
Loans past due 90 days or more (principal or interest payments)	46	3,035
Total non-performing loans	44,675	50,193
Other non-performing assets
Foreclosed assets held for sale, net	1,144	1,630
Other non-performing assets	—	—
Total other non-performing assets	1,144	1,630
Total non-performing assets	$45,819	$51,823
Allowance for credit losses to non-accrual loans	526.04%	501.96%
Allowance for credit losses to non-performing loans	525.50	471.61
Non-accrual loans to total loans	0.44	0.48
Non-performing loans to total loans	0.44	0.51
Non-performing assets to total assets	0.25	0.29
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
Total non-performing loans were $44.7 million and $50.2 million as of March 31, 2022 and December 31, 2021, respectively. Non-performing loans at March 31, 2022 were $13.2 million, $24.8 million, $480,000, $1.4 million and $4.8 million in the Arkansas, Florida, Alabama, SPF and Centennial CFG markets, respectively.
The $4.8 million balance of non-accrual loans for our Centennial CFG market consists of one loan that is assessed for credit risk by the Federal Reserve under the Shared National Credit Program. The decision to place this loan on non-accrual status was made by the Federal Reserve and not the Company. The loan that makes up the total balance is still current on both principal and interest. However, all interest payments are currently being applied to the principal balance. Because the Federal Reserve required us to place this loan on non-accrual status, we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve.
Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. As of March 31, 2022, we had $6.1 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $3.6 million and our Arkansas market contains $2.5 million of these restructured loans.
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

The majority of the Bank’s loan modifications relates to commercial lending and involves reducing the interest rate, changing from a principal and interest payment to interest-only, lengthening the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At March 31, 2022 and December 31, 2021, the amount of TDRs was $6.9 million and $7.5 million, respectively. As of March 31, 2022 and December 31, 2021, 88.6% and 85.7%, respectively, of all restructured loans were performing to the terms of the restructure.
Total foreclosed assets held for sale were $1.1 million as of March 31, 2022, compared to $1.6 million as of December 31, 2021 for a decrease of $486,000. The foreclosed assets held for sale as of March 31, 2022 are comprised of $8,000 of assets located in Arkansas, $1.14 million located in Florida, and zero from Alabama, SPF and Centennial CFG.
Table 10 shows the summary of foreclosed assets held for sale as of March 31, 2022 and December 31, 2021.
Table 10: Foreclosed Assets Held For Sale

	As of March 31, 2022	As of December 31, 2021
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$275	$536
Construction/land development	609	834
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	260	260
Multifamily residential	—	—
Total foreclosed assets held for sale	$1,144	$1,630
A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of March 31, 2022 and December 31, 2021, impaired loans were $321.5 million and $331.5 million, respectively. The amortized cost balance for loans with a specific allocation decreased from $284.0 million to $276.8 million, and the specific allocation for impaired loans decreased by approximately $1.4 million for the period ended March 31, 2022 compared to the period ended December 31, 2021. The Company is continuing to monitor these impaired loans and will adjust the discount as necessary. As of March 31, 2022, our Arkansas, Florida, Alabama, SPF and Centennial CFG markets accounted for approximately $174.6 million, $140.2 million, $480,000, $1.4 million and $4.8 million of the impaired loans, respectively.

Past Due and Non-Accrual Loans
Table 11 shows the summary of non-accrual loans as of March 31, 2022 and December 31, 2021:
Table 11: Total Non-Accrual Loans

	As of March 31, 2022	As of December 31, 2021
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$11,477	$11,923
Construction/land development	1,042	1,445
Agricultural	367	897
Residential real estate loans
Residential 1-4 family	18,167	16,198
Multifamily residential	156	156
Total real estate	31,209	30,619
Consumer	1,400	1,648
Commercial and industrial	11,104	13,875
Agricultural & other	916	1,016
Total non-accrual loans	$44,629	$47,158
If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $407,000 and $904,000, respectively, would have been recorded for the three-month periods ended March 31, 2022 and 2021.
Table 12 shows the summary of accruing past due loans 90 days or more as of March 31, 2022 and December 31, 2021:
Table 12: Loans Accruing Past Due 90 Days or More

	As of March 31, 2022	As of December 31, 2021
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$2,225
Construction/land development	—	—
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	46	701
Multifamily residential	—	—
Total real estate	46	2,926
Consumer	—	2
Commercial and industrial	—	107
Other	—	—
Total loans accruing past due 90 days or more	$46	$3,035
Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.44% and 0.51% at March 31, 2022 and December 31, 2021, respectively.

Allowance for Credit Losses
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
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless Management has a reasonable expectation at the reporting date that troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses.
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
The Company had $321.5 million and $331.5 million in collateral-dependent impaired loans for the periods ended March 31, 2022 and December 31, 2021, respectively.
Loans Collectively Evaluated for Impairment. Loans receivable collectively evaluated for impairment increased by approximately $213.1 million from $9.54 billion at December 31, 2021 to $9.75 billion at March 31, 2022. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment was 1.89% and 1.94% at March 31, 2022 and December 31, 2021, respectively.
Charge-offs and Recoveries. Total charge-offs decreased to $2.3 million for the three months ended March 31, 2022, compared to $3.0 million for the same period in 2021. Total recoveries were $364,000 and $506,000 for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, net charge-offs were $268,000 for Arkansas, $1.2 million for Florida, $1,000 for Alabama, $458,000 for SPF and zero for Centennial CFG. These equal a net charge-off position of $1.9 million.
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

Table 13 shows the allowance for credit losses, charge-offs and recoveries as of and for the three months ended March 31, 2022 and 2021.
Table 13: Analysis of Allowance for Credit Losses

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Balance, beginning of year	$236,714	$245,473
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	—	19
Construction/land development	—	—
Agricultural	—	—
Residential real estate loans:
Residential 1-4 family	250	226
Multifamily residential	—	—
Total real estate	250	245
Consumer	63	67
Commercial and industrial	1,416	2,279
Agricultural	—	—
Other	581	456
Total loans charged off	2,310	3,047
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	26	14
Construction/land development	15	22
Agricultural	—	—
Residential real estate loans:
Residential 1-4 family	26	62
Multifamily residential	—	—
Total real estate	67	98
Consumer	11	46
Commercial and industrial	109	76
Agricultural	—	—
Other	177	286
Total recoveries	364	506
Net loans charged off	1,946	2,541
Provision for credit loss - loans	—	—
Balance, March 31	$234,768	$242,932
Net charge-offs to average loans receivable	0.08%	0.09%
Allowance for credit losses to total loans	2.34	2.25
Allowance for credit losses to net charge-offs	2,974.72	2,357.38

Table 14 presents the allocation of allowance for credit losses as of March 31, 2022 and December 31, 2021.
Table 14: Allocation of Allowance for Credit Losses

	As of March 31, 2022		As of December 31, 2021
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$95,322	37.9%	$86,910	39.5%
Construction/land development	26,349	18.5	28,415	18.8
Agricultural residential real estate loans	554	1.4	308	1.3
Residential real estate loans:
Residential 1-4 family	34,732	12.2	45,364	13.0
Multifamily residential	2,379	2.5	3,094	2.9
Total real estate	159,336	72.5	164,091	75.5
Consumer	20,690	10.5	16,612	8.4
Commercial and industrial	52,326	15.0	52,910	14.1
Agricultural	166	0.5	152	0.4
Other	2,250	1.5	2,949	1.6
Total	$234,768	100.0%	$236,714	100.0%
(1)Percentage of loans in each category to total loans receivable.
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 3.7 years as of March 31, 2022.
Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. As of March 31, 2022, we had $499.3 million of held-to-maturity securities. Of the $499.3 million of held-to-maturity securities as of March 31, 2022, all were invested in U.S. Government-sponsored enterprises.
Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $2.96 billion and $3.12 billion as March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022, $1.41 billion, or 47.7%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $1.54 billion, or 49.3%, of our available-for-sale securities as of December 31, 2021. To reduce our income tax burden, $928.9 million, or 31.4%, of our available-for-sale securities portfolio as of March 31, 2022, were primarily invested in tax-exempt obligations of state and political subdivisions, compared to $997.0 million, or 32.0%, of our available-for-sale securities as of December 31, 2021. We had $410.8 million, or 13.9%, invested in obligations of U.S. Government-sponsored enterprises as of March 31, 2022, compared to $433.0 million, or 13.9%, of our available-for-sale securities as of December 31, 2021. Also, we had approximately $207.1 million, or 7.0%, invested in other securities as of March 31, 2022, compared to $151.9 million, or 4.9% of our available-for-sale securities as of December 31, 2021.

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
Management has determined that recording a provision for credit losses on the Company's held-to-maturity investments was not necessary due to the inherent low risk of the U.S. Treasury Securities, which comprise the entire balance of the held-to-maturity U.S. Government-sponsored enterprises investments, as well as the short-term maturities of these investments.
At March 31, 2022, the Company determined that the allowance for credit losses of $842,000, resulting from economic uncertainty, was adequate for the available-for-sale investment portfolio. No additional provision for credit losses was considered necessary for the portfolio.
See Note 3 “Investment Securities” in the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.
Deposits
Our deposits averaged $14.37 billion and $13.03 billion for the three months ended March 31, 2022 and March 31, 2021, respectively. Total deposits were $14.58 billion as of March 31, 2022, and $14.26 billion as of December 31, 2021. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
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
Table 15 reflects the classification of the brokered deposits as of March 31, 2022 and December 31, 2021.
Table 15: Brokered Deposits

	March 31, 2022	December 31, 2021
	(In thousands)
Time Deposits	$—	$—
CDARS	—	—
Insured Cash Sweep and Other Transaction Accounts	625,721	625,704
Total Brokered Deposits	$625,721	$625,704

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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. In 2020, the Federal Reserve lowered the target rate to 0.00% to 0.25%. This remained in effect throughout all of 2021. On March 16, 2022, the target rate was increased to 0.25% to 0.50%. Presently, the Federal Reserve has indicated they are anticipating multiple rate increases for 2022.
Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three months ended March 31, 2022 and 2021.
Table 16: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2022		2021
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$4,155,894	—%	$3,480,050	—%
Interest-bearing transaction accounts	8,389,038	0.18	7,547,556	0.25
Savings deposits	974,755	0.06	791,235	0.07
Time deposits:
$100,000 or more	518,864	0.60	834,628	1.17
Other time deposits	335,729	0.31	374,803	0.62
Total	$14,374,280	0.14%	$13,028,272	0.24%
Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $10.3 million, or 7.3%, from $140.9 million as of December 31, 2021 to $151.2 million as of March 31, 2022.
FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $400.0 million at both March 31, 2022 and December 31, 2021. The Company had no other borrowed funds as of March 31, 2022 or December 31, 2021. At March 31, 2022 and December 31, 2021, all of the outstanding balances were classified as long-term advances. The FHLB advances mature in 2033 with fixed interest rates ranging from 1.76% to 2.26%. Expected maturities could differ from contractual maturities because FHLB may have the right to call or the Company may have the right to prepay certain obligations.
Subordinated Debentures
Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $667.9 million and $371.1 million as of March 31, 2022 and December 31, 2021, respectively.
The Company holds trust preferred securities with a face amount of $73.3 million which are currently callable without penalty based on the terms of the specific agreements. The trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment subject to certain limitations. However, now that the Company has exceeded $15 billion in assets, the Tier 1 treatment of the Company’s outstanding trust preferred securities will be eliminated because of the completion of the acquisition of Happy Bancshares, but these securities will still be treated as Tier 2 capital. Distributions on these securities are included in interest expense. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s subordinated debentures, the sole asset of each trust. The trust preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the subordinated debentures held by the trust. The Company wholly owns the common securities of each trust. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related subordinated debentures. The Company’s obligations under the subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust. The Company has received approval from the Federal Reserve to redeem all of the trust preferred securities.
On January 18, 2022, the Company completed an underwritten public offering of $300.0 million in aggregate principal amount of its 3.125% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “2032 Notes”) for net proceeds, after underwriting discounts and issuance costs of approximately $296.4 million. The 2032 Notes are unsecured, subordinated debt obligations of the Company and will mature on January 30, 2032. From and including the date of issuance to, but excluding January 30, 2027 or the date of earlier redemption, the 2032 Notes will bear interest at an initial rate of 3.125% per annum, payable in arrears on January 30 and July 30 of each year. From and including January 30, 2027 to, but excluding the maturity date or earlier redemption, the 2032 Notes will bear interest at a floating rate equal to the Benchmark rate (which is expected to be Three-Month Term SOFR), each as defined in and subject to the provisions of the applicable supplemental indenture for the 2032 Notes, plus 182 basis points, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, commencing on April 30, 2027.
The Company may, beginning with the interest payment date of January 30, 2027, and on any interest payment date thereafter, redeem the 2032 Notes, in whole or in part, subject to prior approval of the Federal Reserve if then required, at a redemption price equal to 100% of the principal amount of the 2032 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the 2032 Notes at any time, including prior to January 30, 2027, at the Company’s option, in whole but not in part, subject to prior approval of the Federal Reserve if then required, if certain events occur that could impact the Company’s ability to deduct interest payable on the 2032 Notes for U.S. federal income tax purposes or preclude the 2032 Notes from being recognized as Tier 2 capital for regulatory capital purposes, or if the Company is required to register as an investment company under the Investment Company Act of 1940, as amended. In each case, the redemption would be at a redemption price equal to 100% of the principal amount of the 2032 Notes plus any accrued and unpaid interest to, but excluding, the redemption date.
On April 3, 2017, the Company completed an underwritten public offering of $300.0 million in aggregate principal amount of its 5.625% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “2027 Notes”) for net proceeds, after underwriting discounts and issuance costs, of approximately $297.0 million. The 2027 Notes are unsecured, subordinated debt obligations and mature on April 15, 2027. From and including the date of issuance to, but excluding April 15, 2022, the 2027 Notes bear interest at an initial rate of 5.625% per annum. From and including April 15, 2022 to, but excluding the maturity date or earlier redemption, the 2027 Notes bear interest at a floating rate equal to three-month LIBOR as calculated on each applicable date of determination plus a spread of 3.575%; provided, however, that in the event three-month LIBOR is less than zero, then three-month LIBOR shall be deemed to be zero.
On April 15, 2022, the Company completed the payoff of its $300.0 million in aggregate principal amount of the 2027 Notes. Each 2027 Note was redeemed pursuant to the terms of the Subordinated Indenture, as supplemented by the First Supplemental Indenture, each dated as of April 3, 2017, between the Company and U.S. Bank Trust Company, National Association, the Trustee for the 2027 Notes, at the redemption price of 100% of its principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date.

Stockholders’ Equity
Stockholders’ equity decreased $79.0 million to $2.69 billion as of March 31, 2022, compared to $2.77 billion as of December 31, 2021. The $79.0 million decrease in stockholders’ equity is primarily associated with the $115.0 million in other comprehensive loss for the three months ended March 31, 2022, $27.0 million of shareholder dividends paid and stock repurchases of $4.1 million in 2022, partially offset by $64.9 million in net income for the three months ended March 31, 2022. The annualized decrease in stockholders’ equity for the first three months of 2022 was 11.6%. As of March 31, 2022 and December 31, 2021, our equity to asset ratio was 14.43% and 15.32%, respectively. Book value per share was $16.41 as of March 31, 2022, compared to $16.90 as of December 31, 2021, an 11.8% annualized decrease.
Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.165 and $0.14 per share for the three months ended March 31, 2022 and 2021, respectively. The common stock dividend payout ratio for the three months ended March 31, 2022 and 2021 was 41.7% and 25.3%, respectively. On April 21, 2022, the Board of Directors declared a regular $0.165 per share quarterly cash dividend payable June 8, 2022, to shareholders of record May 18, 2022.
Stock Repurchase Program. On January 22, 2021, the Company’s Board of Directors authorized the repurchase of up to an additional 20,000,000 shares of its common stock under the previously approved stock repurchase program. We repurchased a total of 180,000 shares with a weighted-average stock price of $22.69 per share during the first three months of 2022. The remaining balance available for repurchase was 21,910,665 shares at March 31, 2022.
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
Basel III permanently grandfathers trust preferred securities and other non-qualifying capital instruments that were issued and outstanding as of May 19, 2010 in the Tier 1 capital of bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. The rule phases out of Tier 1 capital these non-qualifying capital instruments issued before May 19, 2010 by all other bank holding companies. Because our total consolidated assets were less than $15 billion as of December 31, 2009, our outstanding trust preferred securities continue to be treated as Tier 1 capital. However, now that the Company has exceeded $15 billion in assets, the Tier 1 treatment of the Company’s outstanding trust preferred securities will be eliminated because of the completion of the acquisition of Happy Bancshares, but these securities will still be treated as Tier 2 capital.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2022 and December 31, 2021, we met all regulatory capital adequacy requirements to which we were subject.

On January 18, 2022, the Company completed an underwritten public offering of $300.0 million in aggregate principal amount of its 3.125% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “2032 Notes”). The 2032 Notes are unsecured, subordinated debt obligations of the Company and will mature on January 30, 2032. The Company may, beginning with the interest payment date of January 30, 2027, and on any interest payment date thereafter, redeem the 2032 Notes, in whole or in part, subject to prior approval of the Federal Reserve if then required, at a redemption price equal to 100% of the principal amount of the 2032 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the 2032 Notes at any time, including prior to January 30, 2027, at the Company’s option, in whole but not in part, subject to prior approval of the Federal Reserve if then required, if certain events occur that could impact the Company’s ability to deduct interest payable on the 2032 Notes for U.S. federal income tax purposes or preclude the 2032 Notes from being recognized as Tier 2 capital for regulatory capital purposes, or if the Company is required to register as an investment company under the Investment Company Act of 1940, as amended. In each case, the redemption would be at a redemption price equal to 100% of the principal amount of the 2032 Notes plus any accrued and unpaid interest to, but excluding, the redemption date.
On April 3, 2017, the Company completed an underwritten public offering of $300.0 million in aggregate principal amount of its 5.625% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “2027 Notes”). The 2027 Notes are unsecured, subordinated debt obligations and mature on April 15, 2027. On April 15, 2022, the Company completed the payoff of its $300.0 million in aggregate principal amount of the 2027 Notes. Each 2027 Note was redeemed pursuant to the terms of the Subordinated Indenture, as supplemented by the First Supplemental Indenture, each dated as of April 3, 2017, between the Company and U.S. Bank Trust Company, National Association, the Trustee for the 2027 Notes, at the redemption price of 100% of its principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date.
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

Table 17 presents our risk-based capital ratios on a consolidated basis as of March 31, 2022 and December 31, 2021.
Table 17: Risk-Based Capital

	As of March 31, 2022	As of December 31, 2021
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$2,686,703	$2,765,721
ASC 326 transitional period adjustment	24,369	55,143
Goodwill and core deposit intangibles, net	(996,184)	(997,605)
Unrealized (gain) loss on available-for-sale securities	104,557	(10,462)
Total common equity Tier 1 capital	1,819,445	1,812,797
Qualifying trust preferred securities	71,305	71,270
Total Tier 1 capital	1,890,750	1,884,067
Tier 2 capital
Allowance for credit losses	234,768	236,714
ASC 326 transitional period adjustment	(24,369)	(55,143)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(56,444)	(33,514)
Qualifying allowance for credit losses	153,955	148,057
Qualifying subordinated notes	596,563	299,824
Total Tier 2 capital	750,518	447,881
Total risk-based capital	$2,641,268	$2,331,948
Average total assets for leverage ratio	$17,443,200	$16,960,683
Risk weighted assets	$12,239,536	$11,793,539
Ratios at end of period
Common equity Tier 1 capital	14.87%	15.37%
Leverage ratio	10.84	11.11
Tier 1 risk-based capital	15.45	15.98
Total risk-based capital	21.58	19.77
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00
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
In Table 18 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 18: Earnings, As Adjusted

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$64,892	$91,602
Adjustments:
Fair value adjustment for marketable securities	(2,125)	(5,782)
Gain on securities	—	(219)
Recoveries on historic losses	(3,288)	(5,107)
Special dividend from equity investment	—	(8,073)
Merger and acquisition expenses	863	—
Total adjustments	(4,550)	(19,181)
Tax-effect of adjustments(1)	(1,220)	(4,937)
Total adjustments after-tax	(3,330)	(14,244)
Earnings, as adjusted (C)	$61,562	$77,358
Average diluted shares outstanding (D)	164,196	165,446
GAAP diluted earnings per share: A/D	$0.40	$0.55
Adjustments after-tax: B/D	(0.03)	(0.08)
Diluted earnings per common share excluding adjustments: C/D	$0.37	$0.47
(1) Blended statutory rate of 26.135% for 2022 and 25.74% for 2021

We had $996.6 million, $998.1 million, and $1.00 billion total goodwill, core deposit intangibles and other intangible assets as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity, return on average tangible equity excluding intangible amortization, and tangible equity to tangible assets are useful in evaluating our company. Management also believes return on average assets, as adjusted, return on average equity, as adjusted, and return on average tangible equity, as adjusted, are meaningful non-GAAP financial measures, as they exclude items such as certain non-interest income and expenses that management believes are not indicative of our primary business operating results. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 19 through 22, respectively.
Table 19: Tangible Book Value Per Share

	As of March 31, 2022	As of December 31, 2021
	(In thousands, except per share data)
Book value per share: A/B	$16.41	$16.90
Tangible book value per share: (A-C-D)/B	10.32	10.80
(A) Total equity	$2,686,703	$2,765,721
(B) Shares outstanding	163,758	163,699
(C) Goodwill	973,025	973,025
(D) Core deposit and other intangibles	23,624	25,045
Table 20: Return on Average Assets

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Return on average assets: A/D	1.43%	2.22%
Return on average assets excluding intangible amortization: (A+B)/(D-E)	1.54	2.39
Return on average assets excluding fair value adjustment for marketable securities, gain on securities, recoveries on historic losses, special dividend from equity investment and merger and acquisition expenses: (ROA, as adjusted) (A+C)/D	1.36	1.88
(A) Net income	$64,892	$91,602
Intangible amortization after-tax	1,049	1,055
(B) Earnings excluding intangible amortization	$65,941	$92,657
(C) Adjustments after-tax	$(3,330)	$(14,244)
(D) Average assets	18,393,075	16,718,890
(E) Average goodwill, core deposits and other intangible assets	997,338	1,003,011

Table 21: Return on Average Equity

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Return on average equity: A/D	9.58%	14.15%
Return on average common equity excluding fair value adjustment for marketable securities, gain on securities, recoveries on historic losses, special dividend from equity investment and merger and acquisition expenses: (ROE, as adjusted) (A+C)/D	9.09	11.95
Return on average tangible equity excluding intangible amortization: B/(D-E)	15.28	23.16
Return on average tangible common equity excluding fair value adjustment for marketable securities, gain on securities, recoveries on historic losses, special dividend from equity investment and merger and acquisition expenses: (ROTCE, as adjusted) (A+C)/(D-E)	14.26	19.33
(A) Net income	$64,892	$91,602
(B) Earnings excluding intangible amortization	65,941	92,657
(C) Adjustments after-tax	(3,330)	(14,244)
(D) Average equity	2,747,980	2,625,618
(E) Average goodwill, core deposits and other intangible assets	997,338	1,003,011
Table 22: Tangible Equity to Tangible Assets

	As of March 31, 2022	As of December 31, 2021
	(Dollars in thousands)
Equity to assets: B/A	14.43%	15.32%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.59	10.36
(A) Total assets	$18,617,995	$18,052,138
(B) Total equity	2,686,703	2,765,721
(C) Goodwill	973,025	973,025
(D) Core deposit and other intangibles	23,624	25,045
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

Table 23: Efficiency Ratio, As Adjusted

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Net interest income (A)	$131,148	$148,088
Non-interest income (B)	30,669	45,276
Non-interest expense (C)	76,896	72,866
FTE Adjustment (D)	1,738	1,821
Amortization of intangibles (E)	1,421	1,421
Adjustments:
Non-interest income:
Fair value adjustment for marketable securities	$2,125	$5,782
Special dividend from equity investment	—	8,073
Gain on OREO, net	478	401
Gain (loss) on branches, equipment and other assets, net	16	(29)
Gain on securities, net	—	219
Recoveries on historic losses	3,288	5,107
Total non-interest income adjustments (F)	$5,907	$19,553
Non-interest expense:
Merger and acquisition expenses	$863	$—
Total non-core non-interest expense (G)	$863	$—
Efficiency ratio (reported): ((C-E)/(A+B+D))	46.15%	36.60%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	47.33	40.68
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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At March 31, 2022, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Table 24 presents our sensitivity to net interest income as of March 31, 2022.
Table 24: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	12.30%
Up 100 basis points	5.70
Down 100 basis points	(5.00)
Down 200 basis points	(7.40)
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

Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1: Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiaries are a party or of which any of their property is the subject.
Item 1A: Risk Factors
There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2021. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 through January 31, 2022	40,000	$24.47	40,000	22,050,665
February 1 through February 28, 2022	140,000	22.18	140,000	21,910,665
March 1 through March 31, 2022	—	—	—	21,910,665
Total	180,000		180,000
(1)The above described stock repurchase program has no expiration date.
Item 3: Defaults Upon Senior Securities
Not applicable.
Item 4: Mine Safety Disclosures
Not applicable.
Item 5: Other Information
Not applicable.

Item 6: Exhibits

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of September 15, 2021, by and among Home BancShares, Inc., Centennial Bank, Happy Bancshares, Inc., and Happy State Bank (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on September 15, 2021)**

2.2
Amendment and Joinder Agreement, dated as of October 18, 2021, by and among Home Bancshares, Inc., Centennial Bank, Happy Bancshares, Inc., Happy State Bank and HOMB Acquisition Sub III, Inc. (incorporated by reference to Appendix A of Home BancShares’s registration statement on Form S-4 (File No. 333-260446)), as amended)

2.3
Second Amendment to Agreement and Plan of Merger, dated as of November 8, 2021, by and among Home BancShares, Inc., Centennial Bank, HOMB Acquisition Sub III, Inc., Happy Bancshares, Inc. and Happy State Bank (incorporated by reference to Appendix A of Home BancShares’s registration statement on Form S-4 (File No. 333-260446), as amended)

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

3.11
Tenth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 4.11 of Home BancShares’s registration statement on Form S-8 (File No. 333-264409))

3.12	Amended and Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K filed on January 28, 2021)

3.13	Amendment to the Amended and Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K filed on April 22, 2022)

4.1	Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.11 of the Company’s registration statement on Form S-3ASR (File No. 333-261495))

4.2	Instruments defining the rights of security holders including indentures. Home BancShares hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of Home BancShares and its consolidated subsidiaries. No issuance of debt exceeds ten percent of the assets of Home BancShares and its subsidiaries on a consolidated basis.

15	Awareness of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	InlineXBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
HOME BANCSHARES, INC.
(Registrant)

Date:	May 9, 2022	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	May 9, 2022	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	May 9, 2022	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer