Form 10-Q
period 2022-06-30
HOME BANCSHARES INC
filed 2022-08-09
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2022
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
Common Stock Issued and Outstanding: 205,065,089 shares as of August 8, 2022.

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
•the effect of any mergers, acquisitions or other transactions to which we or our bank subsidiary may from time to time be a party, including our ability to successfully integrate our recent acquisition of Happy Bancshares, Inc. and its bank subsidiary, as well as any other businesses that we may acquire;
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
•political instability, war, military conflicts (including the ongoing military conflict between Russia and Ukraine) and other major domestic or international events;
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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$287,451	$119,908
Interest-bearing deposits with other banks	2,528,925	3,530,407
Cash and cash equivalents	2,816,376	3,650,315
Investment securities – available-for-sale, net of allowance for credit losses	3,791,509	3,119,807
Investment securities — held-to-maturity, net of allowance for credit losses	1,366,781	—
Total investment securities	5,158,290	3,119,807
Loans receivable	13,923,873	9,836,089
Allowance for credit losses	(294,267)	(236,714)
Loans receivable, net	13,629,606	9,599,375
Bank premises and equipment, net	415,056	275,760
Foreclosed assets held for sale	373	1,630
Cash value of life insurance	211,811	105,135
Accrued interest receivable	80,274	46,736
Deferred tax asset, net	208,585	78,290
Goodwill	1,398,400	973,025
Core deposit and other intangibles	63,410	25,045
Other assets	270,987	177,020
Total assets	$24,253,168	$18,052,138
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$6,036,583	$4,127,878
Savings and interest-bearing transaction accounts	12,424,192	9,251,805
Time deposits	1,119,297	880,887
Total deposits	19,580,072	14,260,570
Securities sold under agreements to repurchase	118,573	140,886
FHLB and other borrowed funds	400,000	400,000
Accrued interest payable and other liabilities	197,503	113,868
Subordinated debentures	458,455	371,093
Total liabilities	20,754,603	15,286,417
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2022 and 2021; shares issued and outstanding 205,290,527 in 2022 and 163,699,282 in 2021	2,053	1,637
Capital surplus	2,426,271	1,487,373
Retained earnings	1,286,146	1,266,249
Accumulated other comprehensive (loss) income	(215,905)	10,462
Total stockholders’ equity	3,498,565	2,765,721
Total liabilities and stockholders’ equity	$24,253,168	$18,052,138
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
	(Unaudited)
Interest income:
Loans	$181,779	$141,684	$311,221	$292,601
Investment securities
Taxable	20,941	7,185	30,021	13,438
Tax-exempt	7,725	4,905	12,432	9,976
Deposits – other banks	6,565	707	8,238	1,117
Federal funds sold	3	—	4	—
Total interest income	217,013	154,481	361,916	317,132
Interest expense:
Interest on deposits	10,729	6,434	15,623	14,139
Federal funds purchased	2	—	2	—
FHLB and other borrowed funds	1,896	1,896	3,771	3,771
Securities sold under agreements to repurchase	187	107	295	297
Subordinated debentures	5,441	4,792	12,319	9,585
Total interest expense	18,255	13,229	32,010	27,792
Net interest income	198,758	141,252	329,906	289,340
Provision for credit losses on acquired loans	45,170	—	45,170	—
Provision for credit losses on acquired unfunded commitments	11,410	—	11,410	—
Provision for credit losses on unfunded commitments	—	(4,752)	—	(4,752)
Provision for credit losses on acquired held-to-maturity investment securities	2,005	—	2,005	—
Total credit loss expense (benefit)	58,585	(4,752)	58,585	(4,752)
Net interest income after credit loss expense (benefit)	140,173	146,004	271,321	294,092
Non-interest income:
Service charges on deposit accounts	10,084	5,116	16,224	10,118
Other service charges and fees	12,541	9,659	20,274	17,267
Trust fees	4,320	444	4,894	966
Mortgage lending income	5,996	6,202	9,912	14,369
Insurance commissions	658	478	1,138	970
Increase in cash value of life insurance	1,140	537	1,632	1,039
Dividends from FHLB, FRB, FNBB & other	3,945	2,646	4,643	11,255
Gain on sale of SBA loans	—	1,149	95	1,149
Gain (loss) on sale of branches, equipment and other assets, net	2	(23)	18	(52)
Gain on OREO, net	9	619	487	1,020
Gain on securities, net	—	—	—	219
Fair value adjustment for marketable securities	(1,801)	1,250	324	7,032
Other income	7,687	3,043	15,609	11,044
Total non-interest income	44,581	31,120	75,250	76,396
Non-interest expense:
Salaries and employee benefits	65,795	42,462	109,346	84,521
Occupancy and equipment	14,256	9,042	23,400	18,279
Data processing expense	10,094	5,893	17,133	11,763
Merger and acquisition expenses	48,731	—	49,594	—
Other operating expenses	26,606	15,585	42,905	31,285
Total non-interest expense	165,482	72,982	242,378	145,848
Income before income taxes	19,272	104,142	104,193	224,640
Income tax expense	3,294	25,072	23,323	53,968
Net income	$15,978	$79,070	$80,870	$170,672
Basic earnings per share	$0.08	$0.48	$0.44	$1.03
Diluted earnings per share	$0.08	$0.48	$0.44	$1.03
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
	(Unaudited)
Net income	$15,978	$79,070	$80,870	$170,672
Net unrealized (loss) gain on available-for-sale securities	(146,888)	13,091	(302,603)	(20,309)
Other comprehensive (loss) income before tax effect	(146,888)	13,091	(302,603)	(20,309)
Tax effect on other comprehensive loss (income)	35,540	(3,421)	76,236	5,308
Other comprehensive (loss) income	(111,348)	9,670	(226,367)	(15,001)
Comprehensive (loss) income	$(95,370)	$88,740	$(145,497)	$155,671
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2022
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2022	$1,637	$1,487,373	$1,266,249	$10,462	$2,765,721
Comprehensive income:
Net income	—	—	64,892	—	64,892
Other comprehensive loss	—	—	—	(115,019)	(115,019)
Net issuance of 15,909 shares of common stock from exercise of stock options	1	129	—	—	130
Repurchase of 180,000 shares of common stock	(2)	(4,087)	—	—	(4,089)
Share-based compensation net issuance of 222,717 shares of restricted common stock	2	2,109	—	—	2,111
Cash dividends – Common Stock, $0.165 per share	—	—	(27,043)	—	(27,043)
Balances at March 31, 2022 (unaudited)	$1,638	$1,485,524	$1,304,098	$(104,557)	$2,686,703
Comprehensive income:
Net Income	—	—	15,978	—	15,978
Other comprehensive loss	—	—	—	(111,348)	(111,348)
Net issuance of 1,500 shares of common stock from exercise of stock options	—	26	—	—	26
Issuance of 42,425,352 shares of common stock including approximately $2.5 million in certain stock award settlements and stock issuance costs - Happy Bancshares acquisition	424	960,866	—	—	961,290
Repurchase of 1,032,732 shares of common stock	(10)	(22,482)	—	—	(22,492)
Share-based compensation net issuance of 138,499 shares of restricted common stock	1	2,337	—	—	2,338
Cash dividends – Common Stock, $0.165 per share	—	—	(33,930)	—	(33,930)
Balances at June 30, 2022 (unaudited)	$2,053	$2,426,271	$1,286,146	$(215,905)	$3,498,565
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2021	$1,651	$1,520,617	$1,039,370	$44,120	$2,605,758
Comprehensive income:
Net income	—	—	91,602	—	91,602
Other comprehensive loss	—	—	—	(24,671)	(24,671)
Net issuance of 161,434 shares of common stock from exercise of stock options	1	2,321	—	—	2,322
Repurchase of 330,000 shares of common stock	(3)	(8,767)	—	—	(8,770)
Share-based compensation net issuance of 214,684 shares of restricted common stock	2	2,115	—	—	2,117
Cash dividends – Common Stock, $0.14 per share	—	—	(23,154)	—	(23,154)
Balances at March 31, 2021 (unaudited)	$1,651	$1,516,286	$1,107,818	$19,449	$2,645,204
Comprehensive income:
Net income	—	—	79,070	—	79,070
Other comprehensive income	—	—	—	9,670	9,670
Net issuance of 3,628 shares of common stock from exercise of stock options	—	—	—	—	—
Repurchase of 635,000 shares of common stock	(6)	(16,947)	—	—	(16,953)
Share-based compensation net issuance of 21,500 shares of restricted common stock	—	2,276	—	—	2,276
Cash dividends – Common Stock, $0.14 per share	—	—	(23,078)	—	(23,078)
Balances at June 30, 2021 (unaudited)	$1,645	$1,501,615	$1,163,810	$29,119	$2,696,189
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2022
(In thousands)	2022	2021
	(Unaudited)
Operating Activities
Net income	$80,870	$170,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	15,480	9,535
Increase in value of equity securities	(324)	(7,032)
Amortization of securities, net	12,874	13,693
Accretion of purchased loans	(8,266)	(11,282)
Share-based compensation	4,449	4,393
Gain on assets	(600)	(2,336)
Provision for credit losses - acquired loans	45,170	—
Provision for credit losses - acquired unfunded commitments	11,410	—
Provision for credit losses - unfunded commitments	—	(4,752)
Provision for credit losses - acquired held-to-maturity investment securities	2,005	—
Deferred income tax effect	(18,645)	3,311
Increase in cash value of life insurance	(1,632)	(1,039)
Originations of mortgage loans held for sale	(308,850)	(393,886)
Proceeds from sales of mortgage loans held for sale	243,823	419,052
Changes in assets and liabilities:
Accrued interest receivable	(1,548)	11,803
Other assets	(1,067)	5,116
Accrued interest payable and other liabilities	27,466	(4,832)
Net cash provided by operating activities	102,615	212,416
Investing Activities
Net (increase) decrease in loans, excluding purchased loans	(126,794)	989,477
Purchases of investment securities – available-for-sale	(655,393)	(968,660)
Purchases of investment securities - held-to-maturity	(501,882)	—
Proceeds from maturities of investment securities – available-for-sale	333,315	336,834
Proceeds from maturities of investment securities – held-to-maturity	250,020	—
Proceeds from sales of investment securities – available-for-sale	—	18,112
Purchases of equity securities	(29,975)	(10,460)
Proceeds from sales of equity securities	13,778	15,354
Purchase of other investments	(27,867)	(5,084)
Proceeds from foreclosed assets held for sale	1,874	5,422
Proceeds from sale of SBA loans	2,859	12,361
Purchases of premises and equipment, net	(6,596)	(6,252)
Return of investment on cash value of life insurance	—	418
Purchase of marine loan portfolio	(242,617)	—
Net cash received - market acquisition	858,898	—
Net cash (used in) provided by investing activities	(130,380)	387,522
Financing Activities
Net (decrease) increase in deposits	(535,708)	1,165,551
Net decrease in securities sold under agreements to repurchase	(22,313)	(18,391)
Net decrease in FHLB and other borrowed funds	(78,330)	—
Retirement of subordinated debentures	(300,000)	—
Proceeds from issuance of subordinated debentures	296,444	—
Redemption of trust preferred securities	(78,869)	—
Proceeds from exercise of stock options	156	2,322
Repurchase of common stock	(26,581)	(25,723)
Dividends paid on common stock	(60,973)	(46,232)
Net cash (used in) provided by financing activities	(806,174)	1,077,527
Net change in cash and cash equivalents	(833,939)	1,677,465
Cash and cash equivalents – beginning of year	3,650,315	1,263,788
Cash and cash equivalents – end of period	$2,816,376	$2,941,253
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Home BancShares, Inc. (the “Company” or “HBI”) is a bank holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its wholly-owned community bank subsidiary – Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). The Bank has branch locations in Arkansas, Florida, South Alabama, Texas and New York City. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
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
Interim financial information
The accompanying unaudited consolidated financial statements as of June 30, 2022 and 2021 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factors ("Q-Factors") and other qualitative adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor and other qualitative adjustments include, among other things, the impact of (i) changes in lending policies, procedures and strategies; (ii) changes in nature and volume of the portfolio; (iii) staff experience; (iv) changes in volume and trends in classified loans, delinquencies and nonaccruals; (v) concentration risk; (vi) trends in underlying collateral values; (vii) external factors such as competition, legal and regulatory environment; (viii) changes in the quality of the loan review system; and (ix) economic conditions.
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
Acquisition Accounting and Acquired Loans
The Company accounts for its acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. In accordance with ASC 326, the Company records both a discount or premium and an allowance for credit losses on acquired loans. All purchased loans are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for impairment. These models utilize a peer group benchmark in order to determine the probability of default and loss given default to be used in the calculation. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses.
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
Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$15,978	$79,070	$80,870	$170,672
Average shares outstanding	205,683	164,781	184,851	165,018
Effect of common stock options	332	445	372	296
Average diluted shares outstanding	206,015	165,226	185,223	165,314
Basic earnings per share	$0.08	$0.48	$0.44	$1.03
Diluted earnings per share	$0.08	$0.48	$0.44	$1.03
2. Business Combinations
Acquisition of Happy Bancshares, Inc.
On April 1, 2022, the Company completed the acquisition of Happy Bancshares, Inc. (“Happy”), and merged Happy State Bank into Centennial Bank. The Company issued approximately 42.4 million shares of its common stock valued at approximately $958.8 million as of April 1, 2022. In addition, the holders of certain Happy stock-based awards received approximately $3.7 million in cash in cancellation of such awards, for a total transaction value of approximately $962.5 million. The acquisition added new markets for expansion and brings complementary businesses together to drive synergies and growth.
Including the effects of the known purchase accounting adjustments, as of the acquisition date, Happy had approximately $6.68 billion in total assets, $3.65 billion in loans and $5.86 billion in customer deposits. Happy formerly operated its banking business from 62 locations in Texas.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. The Company will continue to review the estimated fair values of loans, deposits and intangible assets, and to evaluate the assumed tax positions and contingencies.
The Company has determined that the acquisition of the net assets of Happy constitutes a business combination as defined by the ASC Topic 805. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of ASC Topic 820. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The following schedule is a preliminary breakdown of the assets acquired and liabilities assumed as of the acquisition date:

	Happy Bancshares, Inc.
	Acquired from Happy	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$112,999	$(132)	$112,867
Interest-bearing deposits with other banks	746,031	—	746,031
Cash and cash equivalents	859,030	(132)	858,898
Investment securities - available-for-sale, net of allowance for credit losses	1,773,540	8,485	1,782,025
Total investment securities	1,773,540	8,485	1,782,025
Loans receivable	3,657,009	(4,303)	3,652,706
Allowance for credit losses	(42,224)	25,408	(16,816)
Loans receivable, net	3,614,785	21,105	3,635,890
Bank premises and equipment, net	153,642	(11,575)	142,067
Foreclosed assets held for sale	193	(77)	116
Cash value of life insurance	105,049	3	105,052
Accrued interest receivable	31,575	—	31,575
Deferred tax asset, net	32,908	2,506	35,414
Goodwill	130,428	(130,428)	—
Core deposit and other intangibles	10,672	31,591	42,263
Other assets	43,330	6,422	49,752
Total assets acquired	$6,755,152	$(72,100)	$6,683,052
Liabilities
Deposits
Demand and non-interest-bearing	$1,932,756	$—	$1,932,756
Savings and interest-bearing transaction accounts	3,519,652	—	3,519,652
Time deposits	401,899	903	402,802
Total deposits	5,854,307	903	5,855,210
FHLB and other borrowed funds	74,212	4,118	78,330
Accrued interest payable and other liabilities	50,889	(6,130)	44,759
Subordinated debentures	159,965	7,625	167,590
Total liabilities assumed	$6,139,373	$6,516	$6,145,889
Equity
Total equity assumed	615,779	(615,779)	—
Total liabilities and equity assumed	$6,755,152	$(609,263)	$6,145,889
Net assets acquired			537,163
Purchase price			962,538
Goodwill			$425,375

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:
Cash and due from banks, interest-bearing deposits with other banks and federal funds sold – The carrying amount of these assets was deemed a reasonable estimate of fair value based on the short-term nature of these assets.
Investment securities – Investment securities were acquired from Happy with an approximately $8.5 million adjustment to fair value based upon quoted market prices. Otherwise the book value was deemed to approximate fair value.
Loans – Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, whether or not the loan was amortizing and current discount rates. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. See Note 5 to the Condensed Notes to Consolidated Financial Statements, for additional information related to purchased financial assets with credit deterioration.
Bank premises and equipment – Bank premises and equipment were acquired from Happy with a $11.6 million adjustment to fair value. This represents the difference between current appraisals completed in connection with the acquisition and book value acquired.
Foreclosed assets held for sale – These assets are presented at the estimated fair values that management expects to receive when the properties are sold, net of related costs of disposal.
Cash value of life insurance – Bank owned life insurance is carried at its current cash surrender value, which is the most reasonable estimate of fair value.
Accrued interest receivable – The carrying amount of these assets was deemed a reasonable estimate of the fair value.
Core deposit intangible and other intangibles – This core deposit intangible asset represents the value of the relationships that Happy had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits.
Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition, equal the amount payable on demand at the acquisition date. The $903,000 fair value adjustment applied for time deposits was because the weighted-average interest rate of Happy’s certificates of deposits were estimated to be below the current market rates.
FHLB borrowed funds – The fair value of FHLB borrowed funds is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.
Accrued interest payable and other liabilities – The fair value adjustment results from certain liabilities whose value was estimated to be more or less than book value, such as certain accounts payable and other miscellaneous liabilities. The carrying amount of accrued interest and the remainder of other liabilities was deemed to be a reasonable estimate of fair value.
Subordinated debentures – The fair value of subordinated debentures is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

The unaudited pro-forma combined consolidated financial information presents how the combined financial information of HBI and Happy might have appeared had the businesses actually been combined. The following schedule represents the unaudited pro forma combined financial information as of the three and six-month periods ended June 30, 2022 and 2021, assuming the acquisition was completed as of January 1, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Total interest income	$217,013	$211,279	$419,318	$418,143
Total non-interest income	44,581	44,427	88,151	101,485
Net income available to all shareholders	96,923	34,536	182,557	129,653

Basic earnings per common share	$0.47	$0.17	$0.89	$0.63
Diluted earnings per common share	$0.47	$0.17	$0.88	$0.62
The unaudited pro-forma consolidated financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined at the beginning of the period presented and had the impact of possible significant revenue enhancements and expense efficiencies from in-market cost savings, among other factors, been considered and, accordingly, does not attempt to predict or suggest future results. Pro-forma results include Happy merger expenses of $48.7 million and $49.6 million, provision for credit losses on acquired loans of $45.2 million, provision for credit losses on acquired unfunded commitments of $11.4 million and provision for credit losses on acquired investment securities of $2.0 million for the three and six months ended June 30, 2022 and 2021, respectively. The pro-forma financial information also does not necessarily reflect what the historical results of the combined company would have been had the companies been combined during this period.
Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. For PCD loans, the initial estimate of expected credit losses is recognized in the allowance for credit losses on the date of acquisition using the same methodology as other loans and leases held-for-investment. The following table provides a summary of loans purchased as part of the Happy acquisition with credit deterioration at acquisition:

April 1, 2022
(In thousands)
Purchased Loans with Credit Deterioration:
Par value	$165,028
Allowance for credit losses at acquisition	(16,816)
Premium on acquired loans	684
Purchase price	$148,896

3. Investment Securities
The following table summarizes the amortized cost and fair value of securities that are classified as available-for-sale and held-to-maturity are as follows:

	June 30, 2022
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$465,293	$—	$465,293	$2,822	$(16,658)	$451,457
Residential mortgage-backed securities	1,780,519	—	1,780,519	657	(152,990)	1,628,186
Commercial mortgage-backed securities	363,117	—	363,117	14	(13,067)	350,064
State and political subdivisions	1,027,748	(842)	1,026,906	1,111	(93,486)	934,531
Other securities	444,184	—	444,184	131	(17,044)	427,271
Total	$4,080,861	$(842)	$4,080,019	$4,735	$(293,245)	$3,791,509

	June 30, 2022
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. Treasuries	$277,688	$—	$277,688	$—	$(1,659)	$276,029
State and political subdivisions	1,091,098	(2,005)	1,089,093	26	(91,868)	997,251
Total	$1,368,786	$(2,005)	$1,366,781	$26	$(93,527)	$1,273,280

	December 31, 2021
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$433,829	$—	$433,829	$2,375	$(3,225)	$432,979
Residential mortgage-backed securities	1,175,185	—	1,175,185	4,085	(18,551)	1,160,719
Commercial mortgage-backed securities	372,702	—	372,702	6,521	(1,968)	377,255
State and political subdivisions	973,318	(842)	972,476	26,296	(1,794)	996,978
Other securities	151,449	—	151,449	1,781	(1,354)	151,876
Total	$3,106,483	$(842)	$3,105,641	$41,058	$(26,892)	$3,119,807
On April 1, 2022, the Company completed the acquisition of Happy. Including the effects of the known purchase accounting adjustments, as of the acquisition date, Happy had approximately $1.78 billion in investments, net of purchase accounting adjustments. The Company classified approximately $1.12 billion of investments acquired from Happy as held-to-maturity at the acquisition date.

Assets, principally investment securities, having a carrying value of approximately $2.77 billion and $1.15 billion at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $118.6 million and $140.9 million at June 30, 2022 and December 31, 2021, respectively.
The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2022, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$21,153	$21,175	$249,949	$249,689
Due after one year through five years	145,743	140,380	4,757	4,690
Due after five years through ten years	487,573	459,863	181,961	168,691
Due after ten years	1,277,149	1,186,305	932,119	850,210
Mortgage - backed securities: Residential	1,780,519	1,628,186	—	—
Mortgage - backed securities: Commercial	363,117	350,064	—	—
Other	5,607	5,536	—	—
Total	$4,080,861	$3,791,509	$1,368,786	$1,273,280
During the three and six months ended June 30, 2022, no available-for-sale securities were sold.
During the three months ended June 30, 2021, no available-for-sale securities were sold. There were no realized gains or losses recorded on sales for the three months ended June 30, 2021. During the six months ended June 30, 2021, $17.9 million in available-for-sale securities were sold. The gross realized gains on the sales totaled $219,000 for the six months ended June 30, 2021.
The following table shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$115,827	$(10,132)	$67,691	$(6,526)	$183,518	$(16,658)
Residential mortgage-backed securities	1,205,092	(105,830)	253,686	(47,160)	1,458,778	(152,990)
Commercial mortgage-backed securities	299,151	(9,507)	44,291	(3,560)	343,442	(13,067)
State and political subdivisions	789,862	(89,276)	22,922	(4,210)	812,784	(93,486)
Other securities	293,266	(15,278)	17,222	(1,766)	310,488	(17,044)
Total	$2,703,198	$(230,023)	$405,812	$(63,222)	$3,109,010	$(293,245)
Held-to-maturity:
U.S. Treasuries	276,029	(1,659)	—	—	276,029	(1,659)
State and political subdivisions	998,550	(91,868)	—	—	998,550	(91,868)
Total	$1,274,579	$(93,527)	$—	$—	$1,274,579	$(93,527)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$120,730	$(1,356)	$78,124	$(1,869)	$198,854	$(3,225)
Residential mortgage-backed securities	854,807	(15,246)	104,897	(3,305)	959,704	(18,551)
Commercial mortgage-backed securities	100,702	(1,251)	28,711	(717)	129,413	(1,968)
State and political subdivisions	136,135	(1,282)	18,647	(512)	154,782	(1,794)
Other securities	75,744	(1,316)	2,703	(38)	78,447	(1,354)
Total	$1,288,118	$(20,451)	$233,082	$(6,441)	$1,521,200	$(26,892)
The Company evaluates all securities quarterly to determine if any debt securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
The Company recorded a $2.0 million provision for credit losses on the held-to-maturity investment securities during the second quarter of 2022 as a result of the investment securities acquired as part of the Happy acquisition. Of the Company's held-to-maturity securities, $1.09 billion, or 79.7% are municipal securities. To estimate the necessary loss provision, the Company utilized historical default and recovery rates of the municipal bond sector and applied these rates using a pooling method. The remainder of investments classified as held-to-maturity are U.S. Treasury securities. Due to the inherent low risk in U.S. Treasury securities, no provision for credit loss was established on that portion of the portfolio.
At June 30, 2022, the Company determined that the allowance for credit losses of $842,000, resulting from economic uncertainty, was adequate for the available-for-sale investment portfolio, and the allowance for credit losses for the held-to-maturity portfolio resulting from the Happy acquisition was considered adequate. No additional provision for credit losses was considered necessary for the portfolio.

Available-for-Sale Investment Securities
	June 30, 2022	December 31, 2021
	(In thousands)
Allowance for credit losses:
Beginning balance	$842	$842
Provision for credit loss	—	—
Balance, June 30	$842	$842
Provision for credit loss		—
Balance, December 31, 2021		$842

Held-to-Maturity Investment Securities
	June 30, 2022		December 31, 2021
	State and Political Subdivisions	U.S. Treasuries	State and Political Subdivisions	U.S. Treasuries
Allowance for credit losses:	(In thousands)
Beginning balance	$—	$—	$—	$—
Provision for credit loss - acquired securities	(2,005)	—	—	—
Securities charged-off	—	—	—	—
Recoveries	—	—	—	—
Balance, June 30, 2022	$(2,005)	$—	$—	$—
For the six months ended June 30, 2022, the Company had investment securities with approximately $63.2 million in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 33.4% of the principal balance from the Company’s investment portfolio will mature or are expected to pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
As of June 30, 2022, the Company's available-for-sale securities portfolio consisted of 1,644 investment securities, 1,333 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $293.2 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $16.7 million on 58 securities. The residential mortgage-backed securities portfolio contained $153.0 million of unrealized losses on 575 securities, and the commercial mortgage-backed securities portfolio contained $13.1 million of unrealized losses on 152 securities. The state and political subdivisions portfolio contained $93.5 million of unrealized losses on 466 securities. In addition, the other securities portfolio contained $17.0 million of unrealized losses on 82 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has determined that an additional provision for credit losses is not necessary as of June 30, 2022.
As of June 30, 2022, the Company's held-to-maturity securities portfolio consisted of 482 investment securities, 480 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $93.5 million. The U.S Treasury portfolio contained unrealized losses of $1.7 million on 5 securities, and the state and political subdivisions portfolio contained $91.9 million of unrealized losses on 475 securities.
The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of June 30, 2022:

	State and Political Subdivisions	U.S. Treasuries	Total
	(In thousands)
Aaa/AAA	$217,912	$277,688	$495,600
Aa/AA	837,675	—	837,675
A	33,677	—	33,677
Baa/BBB	—	—	—
Not rated	1,834	—	1,834
Total	$1,091,098	$277,688	$1,368,786

Income earned on securities for the three and six months ended June 30, 2022 and 2021, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Taxable
Available-for-sale	$14,493	$7,185	$23,238	$13,438
Held-to-maturity	6,448	—	6,783	—
Non-taxable
Available-for-sale	4,751	4,905	9,459	9,976
Held-to-maturity	2,974	—	2,973	—
Total	$28,666	$12,090	$42,453	$23,414
4. Loans Receivable
The various categories of loans receivable are summarized as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,092,539	$3,889,284
Construction/land development	2,595,384	1,850,050
Agricultural	329,106	130,674
Residential real estate loans
Residential 1-4 family	1,708,221	1,274,953
Multifamily residential	389,633	280,837
Total real estate	10,114,883	7,425,798
Consumer	1,106,343	825,519
Commercial and industrial	2,187,771	1,386,747
Agricultural	324,630	43,920
Other	190,246	154,105
Total loans receivable	13,923,873	9,836,089
Allowance for credit losses	(294,267)	(236,714)
Loans receivable, net	$13,629,606	$9,599,375
On April 1, 2022, the Company completed the acquisition of Happy. Including the effects of the known purchase accounting adjustments, as of the acquisition date, Happy had approximately $3.65 billion in loans.
During the three months ended June 30, 2022, the Company did not sell any guaranteed portions of certain SBA loans. During the six months ended June 30, 2022, the Company sold $2.8 million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $95,000. During the three months ended June 30, 2021, the Company did not sell any guaranteed portions of certain SBA loans. During the six months ended June 30, 2021, the Company sold $11.1 million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $1.1 million.

Mortgage loans held for sale of approximately $137.8 million and $72.7 million at June 30, 2022 and December 31, 2021, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at June 30, 2022 and December 31, 2021 were not material.
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for impairment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $152.3 million and $448,000 in PCD loans, as of June 30, 2022 and December 31, 2021, respectively. The balance consisted of $151.8 million resulting from the acquisition of Happy and $432,000 from the acquisition of LH-Finance.
A description of our accounting policies for loans, impaired loans and non-accrual loans are set forth in our 2021 Form 10-K filed with the SEC on February 24, 2022.
5. Allowance for Credit Losses, Credit Quality and Other
The Company uses the discounted cash flow (“DCF”) method to estimate expected losses for all of the Company’s loan pools. These pools are as follows: construction & land development; other commercial real estate; residential real estate; commercial & industrial; and consumer & other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.
Management qualitatively adjusts model results for risk factors ("Q-Factors") that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factors and other qualitative adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor and other qualitative adjustments include, among other things, the impact of (i) changes in lending policies, procedures and strategies; (ii) changes in nature and volume of the portfolio; (iii) staff experience; (iv) changes in volume and trends in classified loans, delinquencies and nonaccruals; (v) concentration risk; (vi) trends in underlying collateral values; (vii) external factors such as competition, legal and regulatory environment; (viii) changes in the quality of the loan review system; and (ix) economic conditions.
Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the input assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. Based on this analysis during the second quarter of 2022, management determined the previously selected economic factors for the various loss driver segments were appropriate and no changes were necessary. The identified loss drivers by segment are included below as of both June 30, 2022 and December 31, 2021.

Loss Driver Segment	Call Report Segment(s)	Modeled Economic Factors
1-4 Family Construction	1a1	National Unemployment (%) & Housing Price Index (%)
All Other Construction	1a2	National Unemployment (%) & Gross Domestic Product (%)
1-4 Family Revolving HELOC & Junior Liens	1c1	National Unemployment (%) & Housing Price Index – CoreLogic (%)
1-4 Family Revolving HELOC & Junior Liens	1c2b	National Unemployment (%) & Gross Domestic Product (%)
1-4 Family Senior Liens	1c2a	National Unemployment (%) & Gross Domestic Product (%)
Multifamily	1d	Rental Vacancy Rate (%) & Housing Price Index – Case-Schiller (%)
Owner Occupied CRE	1e1	National Unemployment (%) & Gross Domestic Product (%)
Non-Owner Occupied CRE	1e2,1b,8	National Unemployment (%) & Gross Domestic Product (%)
Commercial & Industrial, Agricultural, Non-Depository Financial Institutions, Purchase/Carry Securities, Other	4a, 3, 9a, 9b1, 9b2, 10, Other	National Unemployment (%) & National Retail Sales (%)
Consumer Auto	6c	National Unemployment (%) & National Retail Sales (%)
Other Consumer	6b, 6d	National Unemployment (%) & National Retail Sales (%)
Other Consumer - SPF	6d	National Unemployment (%)
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

Off-Balance Sheet Credit Exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit loss on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company uses the DCF method to estimate expected losses for all of the Company’s off-balance sheet credit exposures through the use of the existing DCF models for the Company’s loan portfolio pools. The off-balance sheet credit exposures exhibit similar risk characteristics as loans currently in the Company’s loan portfolio.
ASC 326 requires that both a discount and allowance for credit losses be recorded on loans during an acquisition. The Company completed the acquisition of Happy on April 1, 2022. As a result, the Company recorded $4.3 million in net loan discounts and a $16.8 million increase in the allowance for credit losses related to PCD loans. In addition, the Company recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count" and an $11.4 million provision for credit losses on acquired unfunded commitments.
The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$26,349	$95,876	$37,111	$52,492	$22,940	$234,768
Allowance for credit losses on PCD loans - Happy acquisition	950	9,283	980	5,596	7	16,816
Loans charged off	—	—	(39)	—	(3,226)	(3,265)
Recoveries of loans previously charged off	302	52	23	221	180	778
Net loans recovered (charged off)	302	52	(16)	221	(3,046)	(2,487)
Provision for credit losses - acquired loans	7,205	18,711	7,380	11,303	571	45,170
Provision for credit losses	1,883	(8,727)	5,691	(1,303)	2,456	—
Balance, June 30	$36,689	$115,195	$51,146	$68,309	$22,928	$294,267

	Six Months Ended June 30, 2022
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$28,415	$87,218	$48,458	$53,062	$19,561	$236,714
Allowance for credit losses on PCD loans - Happy acquisition	950	9,283	980	5,596	7	16,816
Loans charged off	—	—	(289)	(1,416)	(3,870)	(5,575)
Recoveries of loans previously charged off	317	78	49	330	368	1,142
Net loans recovered (charged off)	317	78	(240)	(1,086)	(3,502)	(4,433)
Provision for credit losses - acquired loans	7,205	18,711	7,380	11,303	571	45,170
Provision for credit losses	(198)	(95)	(5,432)	(566)	6,291	—
Balance, June 30	$36,689	$115,195	$51,146	$68,309	$22,928	$294,267

The following table presents the balances in the allowance for credit losses for the six-month period ended June 30, 2021 and the year ended December 31, 2021:

	Six Months Ended June 30, 2021 and Year Ended December 31, 2021
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$32,861	$88,453	$53,216	$46,530	$24,413	$245,473
Loans charged off	—	(637)	(323)	(4,210)	(900)	(6,070)
Recoveries of loans previously charged off	39	68	166	302	473	1,048
Net loans recovered (charged off)	39	(569)	(157)	(3,908)	(427)	(5,022)
Provision for credit loss - loans	(10,755)	5,243	(1,877)	9,660	(2,271)	—
Balance, June 30	22,145	93,127	51,182	52,282	21,715	240,451
Loans charged off	—	(9)	(222)	(4,032)	(1,328)	(5,591)
Recoveries of loans previously charged off	19	717	517	289	312	1,854
Net loans recovered (charged off)	19	708	295	(3,743)	(1,016)	(3,737)
Provision for credit loss - loans	6,251	(6,617)	(3,019)	4,523	(1,138)	—
Balance, December 31	$28,415	$87,218	$48,458	$53,062	$19,561	$236,714
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$14,247	$2,137	$10,712
Construction/land development	1,050	—	246
Agricultural	194	—	711
Residential real estate loans
Residential 1-4 family	17,210	—	2,378
Multifamily residential	156	—	—
Total real estate	32,857	2,137	14,047
Consumer	1,321	—	43
Commercial and industrial	8,698	2,268	2,342
Agricultural & other	1,294	—	—
Total	$44,170	$4,405	$16,432

	December 31, 2021
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$11,923	$2,212	$2,225
Construction/land development	1,445	—	—
Agricultural	897	—	—
Residential real estate loans
Residential 1-4 family	16,198	3,000	701
Multifamily residential	156	—	—
Total real estate	30,619	5,212	2,926
Consumer	1,648	—	2
Commercial and industrial	13,875	4,018	107
Agricultural & other	1,016	—	—
Total	$47,158	$9,230	$3,035
The Company had $44.2 million and $47.2 million in nonaccrual loans for the periods ended June 30, 2022 and December 31, 2021, respectively. In addition, the Company had $16.4 million and $3.0 million in loans past due 90 days or more and still accruing for the periods ended June 30, 2022 and December 31, 2021, respectively.
The Company had $4.4 million and $9.2 million in nonaccrual loans with a specific reserve as of June 30, 2022 and December 31, 2021, respectively. The Company did not recognize any interest income on nonaccrual loans during the period ended June 30, 2022 or June 30, 2021.
The following table presents the amortized cost basis of collateral-dependent impaired loans by class of loans as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$330,460	$—	$—
Construction/land development	1,296	—	—
Agricultural	905	—	—
Residential real estate loans
Residential 1-4 family	—	20,714	—
Multifamily residential	—	1,108	—
Total real estate	332,661	21,822	—
Consumer	—	—	1,376
Commercial and industrial	—	—	27,326
Agricultural & other	—	—	1,915
Total	$332,661	$21,822	$30,617

	December 31, 2021
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$283,919	$—	$—
Construction/land development	4,775	—	—
Agricultural	897	—	—
Residential real estate loans
Residential 1-4 family	—	19,775	—
Multifamily residential	—	1,300	—
Total real estate	289,591	21,075	—
Consumer	—	—	1,663
Commercial and industrial	—	—	18,193
Agricultural & other	—	—	1,016
Total	$289,591	$21,075	$20,872
The Company had $385.1 million and $331.5 million in collateral-dependent impaired loans for the periods ended June 30, 2022 and December 31, 2021, respectively.
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

The following is an aging analysis for loans receivable as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$14,579	$1,871	$24,959	$41,409	$5,051,130	$5,092,539	$10,712
Construction/land development	3,553	2,145	1,296	6,994	2,588,390	2,595,384	246
Agricultural	4,106	337	905	5,348	323,758	329,106	711
Residential real estate loans
Residential 1-4 family	3,729	4,404	19,588	27,721	1,680,500	1,708,221	2,378
Multifamily residential	54	—	156	210	389,423	389,633	—
Total real estate	26,021	8,757	46,904	81,682	10,033,201	10,114,883	14,047
Consumer	701	122	1,364	2,187	1,104,156	1,106,343	43
Commercial and industrial	7,996	1,140	11,040	20,176	2,167,595	2,187,771	2,342
Agricultural & other	658	72	1,294	2,024	512,852	514,876	—
Total	$35,376	$10,091	$60,602	$106,069	$13,817,804	$13,923,873	$16,432

	December 31, 2021
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,434	$576	$14,148	$16,158	$3,873,126	$3,889,284	$2,225
Construction/land development	92	22	1,445	1,559	1,848,491	1,850,050	—
Agricultural	—	472	897	1,369	129,305	130,674	—
Residential real estate loans
Residential 1-4 family	1,633	3,560	16,899	22,092	1,252,861	1,274,953	701
Multifamily residential	—	—	156	156	280,681	280,837	—
Total real estate	3,159	4,630	33,545	41,334	7,384,464	7,425,798	2,926
Consumer	60	205	1,650	1,915	823,604	825,519	2
Commercial and industrial	958	316	13,982	15,256	1,371,491	1,386,747	107
Agricultural and other	587	2	1,016	1,605	196,420	198,025	—
Total	$4,764	$5,153	$50,193	$60,110	$9,775,979	$9,836,089	$3,035
Non-accruing loans at June 30, 2022 and December 31, 2021 were $44.2 million and $47.2 million, respectively.
Interest recognized on impaired loans, including those loans with a specific reserve, during the three and six months ended June 30, 2022 was approximately $4.8 million and $9.5 million, respectively. Interest recognized on impaired loans, including those loans with a specific reserve, during the three and six months ended June 30, 2021 was approximately $3.6 million and $7.1 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk rating of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in Arkansas, Florida, Texas, Alabama and New York.
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

Based on the most recent analysis performed, the risk category of loans by class of loans as of June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$245	$—	$161	$—	$406
Risk rating 2	—	—	—	122	—	4,188	—	4,310
Risk rating 3	168,978	512,718	295,392	299,302	354,655	970,977	219,357	2,821,379
Risk rating 4	185,605	310,791	184,980	177,523	400,884	464,893	134,386	1,859,062
Risk rating 5	8,462	—	4,181	14,622	36,376	232,972	95	296,708
Risk rating 6	876	—	12,785	29,675	5,630	61,442	266	110,674
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	363,921	823,509	497,338	521,489	797,545	1,734,633	354,104	5,092,539
Construction/land development
Risk rating 1	$—	$12	$—	$—	$—	$—	$—	$12
Risk rating 2	1,262	—	—	—	—	221	—	1,483
Risk rating 3	202,232	310,042	119,690	103,278	25,526	40,011	122,957	923,736
Risk rating 4	331,263	544,674	212,516	468,082	12,562	49,210	18,033	1,636,340
Risk rating 5	3,975	—	21,126	353	—	1,167	—	26,621
Risk rating 6	—	—	—	743	1	6,448	—	7,192
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	538,732	854,728	353,332	572,456	38,089	97,057	140,990	2,595,384
Agricultural
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	2,111	—	—	—	—	—	2,111
Risk rating 3	29,103	46,291	36,778	17,266	11,114	42,619	5,317	188,488
Risk rating 4	16,094	26,835	20,058	15,415	1,916	46,253	4,774	131,345
Risk rating 5	4,005	—	—	—	—	—	—	4,005
Risk rating 6	—	—	1,757	—	—	1,400	—	3,157
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	49,202	75,237	58,593	32,681	13,030	90,272	10,091	329,106
Total commercial real estate loans	$951,855	$1,753,474	$909,263	$1,126,626	$848,664	$1,921,962	$505,185	$8,017,029
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$118	$37	$155
Risk rating 2	—	—	—	—	—	115	—	115
Risk rating 3	228,300	254,988	183,584	122,093	105,793	361,623	105,987	1,362,368
Risk rating 4	25,964	41,184	66,127	12,130	18,418	71,178	70,261	305,262
Risk rating 5	2,734	180	—	3,066	501	1,557	186	8,224
Risk rating 6	—	2,180	2,413	3,825	2,414	17,814	3,450	32,096
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	1	—	1
Total residential 1-4 family	256,998	298,532	252,124	141,114	127,126	452,406	179,921	1,708,221

	June 30, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	3,583	18,192	17,855	14,667	16,076	55,525	39,631	165,529
Risk rating 4	8,034	29,526	121,156	23,503	12,113	15,609	270	210,211
Risk rating 5	—	—	—	—	3,183	7,984	—	11,167
Risk rating 6	—	—	—	747	—	1,823	—	2,570
Risk rating 7	—	—	—	—	—	156	—	156
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	11,617	47,718	139,011	38,917	31,372	81,097	39,901	389,633
Total real estate	$1,220,470	$2,099,724	$1,300,398	$1,306,657	$1,007,162	$2,455,465	$725,007	$10,114,883
Consumer
Risk rating 1	$3,194	$5,020	$1,607	$955	$703	$1,370	$1,476	$14,325
Risk rating 2	—	—	1	224	631	—	—	856
Risk rating 3	146,607	310,018	186,953	146,049	131,267	151,552	6,150	1,078,596
Risk rating 4	3,207	1,284	621	2,177	552	2,336	74	10,251
Risk rating 5	33	12	110	—	12	559	—	726
Risk rating 6	17	71	30	172	—	1,215	7	1,512
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	77	—	77
Total consumer	153,058	316,405	189,322	149,577	133,165	157,109	7,707	1,106,343
Commercial and industrial
Risk rating 1	$920	$32,090	$6,644	$304	$29	$21,677	$7,979	$69,643
Risk rating 2	170	307	81	197	—	254	546	1,555
Risk rating 3	176,716	166,123	89,398	79,402	48,010	95,750	282,994	938,393
Risk rating 4	26,642	231,306	49,175	123,869	80,950	57,810	494,944	1,064,696
Risk rating 5	283	6,156	28,092	361	7,239	9,480	806	52,417
Risk rating 6	18	577	12,237	4,462	24,553	11,165	6,122	59,134
Risk rating 7	—	—	—	—	1,634	299	—	1,933
Risk rating 8	—	—	—	—	—	—	—	—
Total commercial and industrial	204,749	436,559	185,627	208,595	162,415	196,435	793,391	2,187,771
Agricultural and other
Risk rating 1	$136	$727	$114	$—	$—	$5	$746	$1,728
Risk rating 2	73	123	—	3,467	34	968	1,795	6,460
Risk rating 3	107,154	41,975	32,179	6,170	10,553	48,565	123,477	370,073
Risk rating 4	8,981	18,330	3,635	13,824	2,101	11,582	75,742	134,195
Risk rating 5	—	8	203	—	—	1,311	—	1,522
Risk rating 6	—	57	194	16	—	631	—	898
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	116,344	61,220	36,325	23,477	12,688	63,062	201,760	514,876
Total	$1,694,621	$2,913,908	$1,711,672	$1,688,306	$1,315,430	$2,872,071	$1,727,865	$13,923,873

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$363,921	$823,509	$483,438	$476,985	$774,705	$1,485,540	$353,981	$4,762,079
Non-performing	—	—	13,900	44,504	22,840	249,093	123	330,460
Total non-farm/non-residential	363,921	823,509	497,338	521,489	797,545	1,734,633	354,104	5,092,539
Construction/land development
Performing	$538,732	$854,677	$353,332	$571,712	$37,933	$96,712	$140,990	$2,594,088
Non-performing	—	51	—	744	156	345	—	1,296
Total construction/ land development	538,732	854,728	353,332	572,456	38,089	97,057	140,990	2,595,384
Agricultural
Performing	$49,202	$75,237	$58,593	$32,681	$13,030	$89,367	$10,091	$328,201
Non-performing	—	—	—	—	—	905	—	905
Total agricultural	49,202	75,237	58,593	32,681	13,030	90,272	10,091	329,106
Total commercial real estate loans	$951,855	$1,753,474	$909,263	$1,126,626	$848,664	$1,921,962	$505,185	$8,017,029
Residential real estate loans
Residential 1-4 family
Performing	$256,998	$297,261	$249,716	$137,945	$125,699	$442,616	$177,272	$1,687,507
Non-performing	—	1,271	2,408	3,169	1,427	9,790	2,649	20,714
Total residential 1-4 family	256,998	298,532	252,124	141,114	127,126	452,406	179,921	1,708,221
Multifamily residential
Performing	$11,617	$47,718	$139,011	$38,917	$31,372	$79,989	$39,901	$388,525
Non-performing	—	—	—	—	—	1,108	—	1,108
Total multifamily residential	11,617	47,718	139,011	38,917	31,372	81,097	39,901	389,633
Total real estate	$1,220,470	$2,099,724	$1,300,398	$1,306,657	$1,007,162	$2,455,465	$725,007	$10,114,883
Consumer
Performing	$153,058	$316,350	$189,302	$149,430	$133,165	$155,962	$7,700	$1,104,967
Non-performing	—	55	20	147	—	1,147	7	1,376
Total consumer	153,058	316,405	189,322	149,577	133,165	157,109	7,707	1,106,343
Commercial and industrial
Performing	$204,749	$435,803	$182,667	$204,643	$153,210	$192,144	$787,229	$2,160,445
Non-performing	—	756	2,960	3,952	9,205	4,291	6,162	27,326
Total commercial and industrial	204,749	436,559	185,627	208,595	162,415	196,435	793,391	2,187,771
Agricultural and other
Performing	$116,344	$61,220	$36,122	$23,461	$12,688	$61,852	$201,274	$512,961
Non-performing	—	—	203	16	—	1,210	486	1,915
Total agricultural and other	116,344	61,220	36,325	23,477	12,688	63,062	201,760	514,876
Total	$1,694,621	$2,913,908	$1,711,672	$1,688,306	$1,315,430	$2,872,071	$1,727,865	$13,923,873

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
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
The Company had approximately $13.8 million or 83 total revolving loans convert to term loans for the six months ended June 30, 2022 compared to $21.7 million or 140 total revolving loans convert to term loans for the six months ended June 30, 2021. These loans were considered immaterial for vintage disclosure inclusion.

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	11	$6,085	$3,404	$608	$82	$4,094
Construction/land development	1	216	199	—	—	199
Agricultural	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	14	2,166	660	112	299	1,071
Multifamily residential	1	1,130	952	—	—	952
Total real estate	27	9,597	5,215	720	381	6,316
Consumer	4	23	12	—	3	15
Commercial and industrial	10	2,099	152	41	74	267
Total	41	$11,719	$5,379	$761	$458	$6,598

	December 31, 2021
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	12	$6,119	$3,581	$623	$85	$4,289
Construction/land development	2	240	210	1	—	211
Agricultural	1	282	262	—	—	262
Residential real estate loans
Residential 1-4 family	15	2,328	844	117	332	1,293
Multifamily residential	1	1,130	1,144	—	—	1,144
Total real estate	31	10,099	6,041	741	417	7,199
Consumer	4	22	13	—	3	16
Commercial and industrial	9	2,353	172	65	74	311
Total	44	$12,474	$6,226	$806	$494	$7,526

The following is a presentation of TDRs on non-accrual status as of June 30, 2022 and December 31, 2021 because they are not in compliance with the modified terms:

	June 30, 2022		December 31, 2021
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	1	$5	2	$7
Construction/land development	1	199	1	210
Agricultural	—	—	1	262
Residential real estate loans
Residential 1-4 family	5	352	5	388
Total real estate	7	556	9	867
Consumer	3	3	3	3
Commercial and industrial	8	176	6	206
Total	18	$735	18	$1,076
The following is a presentation of total foreclosed assets as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$49	$536
Construction/land development	55	834
Residential real estate loans
Residential 1-4 family	269	260
Total foreclosed assets held for sale	$373	$1,630
The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. As of June 30, 2022 and December 31, 2021, the balance of purchase credit deteriorated loans was approximately $152.3 million and $448,000, respectively. This balance, as of June 30, 2022, consisted of $151.8 million resulting from the acquisition of Happy and $432,000 from the acquisition of LH-Finance.
6. Goodwill and Core Deposits and Other Intangibles
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Goodwill
Balance, beginning of period	$973,025	$973,025
Acquisition of Happy Bancshares	425,375	—
Balance, end of period	$1,398,400	$973,025

	June 30, 2022	December 31, 2021
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$25,045	$30,728
Acquisition of Happy Bancshares	42,263	—
Amortization expense	(3,898)	(2,842)
Balance, June 30	63,410	27,886
Amortization expense		(2,841)
Balance, end of year		$25,045
The carrying basis and accumulated amortization of core deposits and other intangibles at June 30, 2022 and December 31, 2021 were:

	June 30, 2022	December 31, 2021
	(In thousands)
Gross carrying basis	$128,888	$86,625
Accumulated amortization	(65,478)	(61,580)
Net carrying amount	$63,410	$25,045
Core deposit and other intangible amortization expense was approximately $2.5 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively. Core deposit and other intangible amortization expense was approximately $3.9 million and $2.8 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s estimated amortization expense of core deposits and other intangibles for each of the years 2022 through 2026 is approximately: 2022 – $8.9 million; 2023 – $9.7 million; 2024 – $8.5 million; 2025 – $8.1 million; 2026 – $7.8 million.
The carrying amount of the Company’s goodwill was $1.40 billion and $973.0 million at June 30, 2022 and December 31, 2021, respectively. Goodwill is tested annually for impairment during the fourth quarter or more often if events and circumstances indicate there may be an impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
7. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of June 30, 2022 and December 31, 2021, other assets were $271.0 million and $177.0 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $112.1 million and $88.2 million at June 30, 2022 and December 31, 2021, and are accounted for at cost.
The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $70.3 million and $36.4 million at June 30, 2022 and December 31, 2021. There were no observable transactions during the period that would indicate a material change in fair value. Therefore, these investments were accounted for at cost, less impairment.

8. Deposits
The aggregate amount of time deposits with a minimum denomination of $250,000 was $353.2 million and $321.6 million at June 30, 2022 and December 31, 2021. The aggregate amount of time deposits with a minimum denomination of $100,000 was $688.2 million and $537.4 million at June 30, 2022 and December 31, 2021, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $661,000 and $2.0 million for the three months ended June 30, 2022 and 2021. Interest expense applicable to certificates in excess of $100,000 totaled $1.4 million and $4.4 million for the six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, brokered deposits were $626.9 million and $625.7 million, respectively.
Deposits totaling approximately $2.69 billion and $1.91 billion at June 30, 2022 and December 31, 2021, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
9. Securities Sold Under Agreements to Repurchase
At June 30, 2022 and December 31, 2021, securities sold under agreements to repurchase totaled $118.6 million and $140.9 million, respectively. For the three-month periods ended June 30, 2022 and 2021, securities sold under agreements to repurchase daily weighted-average totaled $123.1 million and $157.6 million, respectively. For the six-month periods ended June 30, 2022 and 2021, securities sold under agreements to repurchase daily weighted-average totaled $130.2 million and $158.6 million, respectively.
The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2022 and December 31, 2021 is presented in the following tables:

	June 30, 2022
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$6,540	$—	$—	$—	$6,540
Mortgage-backed securities	3,300	—	—	—	3,300
State and political subdivisions	105,319	—	—	—	105,319
Other securities	3,414	—	—	—	3,414
Total borrowings	$118,573	$—	$—	$—	$118,573

	December 31, 2021
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$8,433	$—	$—	$—	$8,433
Mortgage-backed securities	7,920	—	—	—	7,920
State and political subdivisions	122,173	—	—	—	122,173
Other securities	2,360	—	—	—	2,360
Total borrowings	$140,886	$—	$—	$—	$140,886

10. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $400.0 million at both June 30, 2022 and December 31, 2021. The Company had no other borrowed funds as of June 30, 2022 or December 31, 2021. At June 30, 2022 and December 31, 2021, all of the outstanding balances were classified as long-term advances. The FHLB advances mature in 2033 with fixed interest rates ranging from 1.76% to 2.26%. Expected maturities could differ from contractual maturities because FHLB may have the right to call or the Company may have the right to prepay certain obligations.
Additionally, the Company had $1.09 billion and $1.07 billion at June 30, 2022 and December 31, 2021, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at June 30, 2022 and December 31, 2021, respectively.
The parent company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at June 30, 2022 and December 31, 2021 was zero.
11. Subordinated Debentures
Subordinated debentures at June 30, 2022 and December 31, 2021 consisted of subordinated debt securities and guaranteed payments on trust preferred securities with the following components:

	As of June 30, 2022	As of December 31, 2021
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2004, due 2034, floating rate of 4.00% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	$2,165	$—
Subordinated debentures, issued in 2003, due 2034, floating rate of 2.95% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	10,310	—
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	4,501
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	—	3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	—	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	—	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	—	16,495
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	—	5,942
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2020, due 2030, fixed rate of 5.50% during the first five years and at a floating rate of 534.5 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2025 without penalty	144,063	—
Subordinated notes, net of issuance costs, issued in 2022, due 2032, fixed rate of 3.125% during the first five years and at a floating rate of 182 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2027 without penalty	296,762	—
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	—	299,824
Total	$458,455	$371,093

Trust Preferred Securities. The Company holds trust preferred securities with a face amount of $17.6 million which are currently callable without penalty based on the terms of the specific agreements. The trust preferred securities are tax-advantaged issues that previously qualified for Tier 1 capital treatment subject to certain limitations. However, now that the Company has exceeded $15 billion in assets and has completed the acquisition of Happy Bancshares, the Tier 1 treatment of the Company’s outstanding trust preferred securities has been eliminated, and these securities are now treated as Tier 2 capital. Distributions on these securities are included in interest expense. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s subordinated debentures, the sole asset of each trust. The trust preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the subordinated debentures held by the trust. The Company wholly owns the common securities of each trust. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related subordinated debentures. The Company’s obligations under the subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust. The Company has received approval from the Federal Reserve to redeem the trust preferred securities, and is in the process of redeeming all of its trust preferred securities.
On April 1, 2022, the Company acquired $23.2 million in trust preferred securities from Happy which were currently callable without penalty based on the terms of the specific agreements. During the quarter, $10.7 million of these trust preferred securities were paid off without penalty. As of June 30, 2022, the Company held a face amount of $12.5 million in trust preferred securities acquired from Happy.
During the second quarter of 2022, the Company chose to redeem an additional $68.1 million in trust preferred securities held prior to the acquisition of Happy. As of June 30, 2022, the Company's remaining balance of trust preferred securities which were held prior to the acquisition of Happy was $5.1 million.
Subordinated Debt Securities. On April 1, 2022, the Company acquired $140.0 million of subordinated notes from Happy. These notes have a maturity date of July 31, 2030 and carry a fixed rate of 5.500% for the first five years. Thereafter, the notes bear interest at 3-month Secured Overnight Funding Rate (SOFR) plus 5.345% resetting quarterly. Interest payments are due semi-annually and the notes include a right of prepayment without penalty on or after July 31, 2025.
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

The Company, beginning with the interest payment date of April 15, 2022, and on any interest payment date thereafter, was permitted to redeem the 2027 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. On April 15, 2022, the Company completed the payoff of the 2027 Notes in aggregate principal amount of $300.0 million. Each 2027 Note was redeemed pursuant to the terms of the Subordinated Indenture, as supplemented by the First Supplemental Indenture, each dated as of April 3, 2017, between the Company and U.S. Bank Trust Company, National Association, the Trustee for the 2027 Notes, at the redemption price of 100% of its principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date.
12. Income Taxes
The following is a summary of the components of the provision for income taxes for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Current:
Federal	$19,242	$15,175	$33,207	$38,058
State	5,077	5,024	8,761	12,599
Total current	24,319	20,199	41,968	50,657
Deferred:
Federal	(16,636)	3,661	(14,752)	2,488
State	(4,389)	1,212	(3,893)	823
Total deferred	(21,025)	4,873	(18,645)	3,311
Income tax expense	$3,294	$25,072	$23,323	$53,968
The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statutory federal income tax rate	21.00%	21.00%	21.00%	21.00%
Effect of non-taxable interest income	(8.30)	(1.03)	(2.53)	(0.97)
Stock compensation	0.90	0.16	0.58	0.25
State income taxes, net of federal benefit	(4.38)	4.18	2.56	4.22
Executive officer compensation & other	7.87	(0.24)	0.77	(0.48)
Effective income tax rate	17.09%	24.07%	22.38%	24.02%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$84,584	$68,644
Deferred compensation	5,310	5,342
Stock compensation	6,211	5,044
Non-accrual interest income	1,914	694
Real estate owned	109	109
Unrealized loss on investment securities, available-for-sale	72,534	—
Loan discounts	8,550	4,169
Tax basis premium/discount on acquisitions	2,216	3,220
Investments	34,527	263
Deposits	207	—
Other	17,392	5,283
Gross deferred tax assets	233,554	92,768
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	4,095	761
Unrealized gain on securities	—	4,220
Core deposit intangibles	15,360	5,736
FHLB dividends	2,782	2,820
Other	2,732	941
Gross deferred tax liabilities	24,969	14,478
Net deferred tax assets	$208,585	$78,290
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Alabama, Arizona, Arkansas, California, Florida, Georgia, Illinois, Kansas, Kentucky, Maryland, Mississippi, Missouri, New Hampshire, New Jersey, New York, New Mexico, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas and Wisconsin. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2018.
13. Common Stock, Compensation Plans and Other
Common Stock
The Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share.
The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation, as amended.
Stock Repurchases
On January 22, 2021, the Company’s Board of Directors authorized the repurchase of up to an additional 20,000,000 shares of its common stock under the previously approved stock repurchase program. During the first six months of 2022, the Company repurchased a total of 1,212,732 shares with a weighted-average stock price of $21.89 per share. Shares repurchased under the program as of June 30, 2022 since its inception total 18,874,067 shares. The remaining balance available for repurchase is 20,877,933 shares at June 30, 2022.

Stock Compensation Plans
On January 21, 2022, the Company’s Board of Directors adopted, and on April 21, 2022, the Company's shareholders approved, the Home BancShares, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan replaced the Company’s Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “2006 Plan” and, together with the 2022 Plan, the “Plans”), which expired on February 27, 2022. The purpose of the Plans is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of June 30, 2022, the maximum total number of shares of the Company’s common stock available for issuance under the 2022 Plan, subject to shareholder approval of the Plan, was 14,788,000 shares (representing 13,288,000 shares approved for issuance under the 2006 Plan plus 1,500,000 shares added upon adoption of the 2022 Plan). At June 30, 2022, the Company had 2,617,211 shares of common stock available for future grants under 2022 Plan, subject to shareholder approval of the 2022 Plan. As of June 30, 2022, a total of 5,761,527 shares of common stock were reserved for issuance pursuant to the Plans.
The intrinsic value of the stock options outstanding and stock options vested at June 30, 2022 was $5.7 million and $5.4 million, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2022 was approximately $259,000. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $5.5 million as of June 30, 2022.
The table below summarizes the stock option transactions under the 2022 Plan at June 30, 2022 and December 31, 2021 and changes during the three-month period and year then ended:

	For the Six Months Ended June 30, 2022		For the Year Ended December 31, 2021
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	3,015	$20.06	3,254	$19.77
Granted	178	21.04	15	21.68
Forfeited/Expired	(29)	22.83	(57)	22.44
Exercised	(20)	10.63	(197)	14.78
Outstanding, end of period	3,144	20.14	3,015	20.06
Exercisable, end of period	1,813	$18.46	1,543	$17.46
Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. The weighted-average fair value of options granted during the six months ended June 30, 2022 was $5.17 per share. There were 178,000 options granted during the six months ended June 30, 2022. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.
The assumptions used in determining the fair value of the 2022 and 2021 stock option grants were as follows:

	For the Six Months Ended June 30, 2022	For the Year Ended December 31, 2021
Expected dividend yield	3.15%	2.59%
Expected stock price volatility	31.22%	70.13%
Risk-free interest rate	2.80%	0.75%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at June 30, 2022:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$6.56 to $8.62	140	0.55	$8.62	140	$8.62
$9.54 to $14.71	140	2.05	13.23	140	13.23
$16.77 to $16.86	130	2.14	16.80	130	16.80
$17.12 to $17.36	92	2.72	17.13	92	17.13
$17.40 to $18.46	871	3.13	18.45	738	18.45
$18.50 to $20.16	41	6.78	19.05	23	19.05
$20.46 to $21.25	293	6.58	20.79	149	21.10
$21.31 to $22.22	132	6.68	22.18	82	22.21
$22.70 to $23.32	1,208	6.06	23.32	246	23.32
$23.51 to $25.96	99	5.81	25.39	73	25.85
	3,144			1,813
The table below summarized the activity for the Company’s restricted stock issued and outstanding at June 30, 2022 and December 31, 2021 and changes during the period and year then ended:

	As of June 30, 2022	As of December 31, 2021
	(In thousands)
Beginning of year	1,231	1,371
Issued	391	216
Vested	(177)	(320)
Forfeited	(31)	(36)
End of period	1,414	1,231
Amount of expense for six months and twelve months ended, respectively	$3,664	$7,112
Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $19.2 million as of June 30, 2022.

14. Non-Interest Expense
The table below shows the components of non-interest expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Salaries and employee benefits	$65,795	$42,462	$109,346	$84,521
Occupancy and equipment	14,256	9,042	23,400	18,279
Data processing expense	10,094	5,893	17,133	11,763
Merger and acquisition expenses	48,731	—	49,594	—
Other operating expenses:
Advertising	2,117	1,194	3,383	2,240
Amortization of intangibles	2,477	1,421	3,898	2,842
Electronic banking expense	3,352	2,616	5,890	4,854
Directors’ fees	375	414	779	797
Due from bank service charges	396	273	666	522
FDIC and state assessment	2,390	1,108	4,058	2,471
Insurance	973	787	1,743	1,568
Legal and accounting	1,061	1,058	1,858	1,904
Other professional fees	2,254	1,796	3,863	3,409
Operating supplies	995	465	1,749	952
Postage	556	292	862	630
Telephone	384	365	721	711
Other expense	9,276	3,796	13,435	8,385
Total other operating expenses	26,606	15,585	42,905	31,285
Total non-interest expense	$165,482	$72,982	$242,378	$145,848
15. Leases
The Company leases land and office facilities under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2044 and do not include renewal options based on economic factors that would have implied that continuation of the lease was reasonably certain. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally include real estate taxes and common area maintenance (“CAM”) charges in the rental payments. Short-term leases are leases having a term of twelve months or less. In accordance with ASU 2018-11, the Company does not separate nonlease components from the associated lease component of our operating leases. As a result, the Company accounts for these components as a single component under Topic 842 since (i) the timing and pattern of transfer of the nonlease components and the associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company recognizes short term leases on a straight-line basis and does not record a related ROU asset and liability for such leases. In addition, equipment leases were determined to be immaterial and a related ROU asset and liability for such leases is not recorded.
As of June 30, 2022, the balances of the right-of-use asset and lease liability was $45.6 million and $48.7 million, respectively. As of December 31, 2021, the balances of the right-of-use asset and lease liability was $39.6 million and $42.4 million, respectively The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
2022	$4,547	$7,714
2023	8,153	6,574
2024	7,296	6,001
2025	6,568	5,510
2026	6,308	5,389
Thereafter	30,335	24,999
Total future minimum lease payments	$63,207	$56,187
Discount effect of cash flows	(14,505)	(13,778)
Present value of net future minimum lease payments	$48,702	$42,409
Additional information (dollar amounts in thousands):

	For the Three Months Ended		Six Months Ended
Lease expense:	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease expense	$2,116	$1,981	$3,939	$3,990
Short-term lease expense	—	1	1	5
Variable lease expense	218	251	443	508
Total lease expense	$2,334	$2,233	$4,383	$4,503
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$2,154	$1,974	$3,983	$3,968
Weighted-average remaining lease term (in years)	9.33	9.75	9.42	9.84
Weighted-average discount rate	3.38%	3.53%	3.39%	3.53%
The Company currently leases three properties from three related parties. Total rent expense from the leases was $36,000 or 1.56% of total lease expense and $73,000 or 1.66% of total lease expense for the three and six months ended June 30, 2022.
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
The Company’s primary market areas are in Arkansas, Florida, Texas, South Alabama and New York. The Company primarily grants loans to customers located within these markets unless the borrower has an established relationship with the Company.
The diversity of the Company’s economic base tends to provide a stable lending environment. Although the Company has a loan portfolio that is diversified in both industry and geographic area, a substantial portion of its debtors’ ability to honor their contracts is dependent upon real estate values, tourism demand and the economic conditions prevailing in its market areas.
Although the Company has a diversified loan portfolio, at June 30, 2022 and December 31, 2021, commercial real estate loans represented 57.6% and 59.7% of total loans receivable, respectively, and 229.2% and 212.2% of total stockholders’ equity at June 30, 2022 and December 31, 2021, respectively. Residential real estate loans represented 15.1% and 15.8% of total loans receivable and 60.0% and 56.3% of total stockholders’ equity at June 30, 2022 and December 31, 2021, respectively.
Approximately 78.0% of the Company’s total loans and 82.1% of the Company’s real estate loans as of June 30, 2022, are to borrowers whose collateral is located in Alabama, Arkansas, Florida, Texas and New York, the states in which the Company has its branch locations.

As of June 30, 2022, the markets in which we operate have been experiencing significant economic uncertainty primarily related to inflationary concerns, continuing supply chain issues and the potential impacts of international unrest. However, excluding the impact of the acquisition of Happy Bancshares, the Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of June 30, 2022. In addition, excluding the impact of the acquisition of Happy Bancshares, the Company determined no additional provision for unfunded commitments was necessary as of June 30, 2022.
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
At June 30, 2022 and December 31, 2021, commitments to extend credit of $4.47 billion and $3.05 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2022 and December 31, 2021, was $164.9 million and $110.8 million, respectively.
The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.
18. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first six months of 2022, the Company requested approximately $53.1 million in regular dividends from its banking subsidiary.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2022, the Company meets all capital adequacy requirements to which it is subject.

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
Basel III permanently grandfathers trust preferred securities and other non-qualifying capital instruments that were issued and outstanding as of May 19, 2010 in the Tier 1 capital of bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. The rule phases out of Tier 1 capital these non-qualifying capital instruments issued before May 19, 2010 by all other bank holding companies. However, now that the Company has exceeded $15 billion in assets and has completed the acquisition of Happy Bancshares, the Tier 1 treatment of the Company’s outstanding trust preferred securities has been eliminated, and these securities are now treated as Tier 2 capital.
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
The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of June 30, 2022, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 12.78%, 9.77%, 12.88%, and 16.61%, respectively, as of June 30, 2022.
19. Additional Cash Flow Information
In connection with the Happy acquisition, accounted for under ASC Topic 805, the Company acquired approximately $6.68 billion in assets, including $858.9 million in cash and cash equivalents, assumed $6.15 billion in liabilities, issued approximately 42.4 million shares of its common stock valued at approximately $958.8 million as of April 1, 2022. In addition, the holders of certain Happy stock-based awards received approximately $3.7 million in cash in cancellation of such awards, for a total transaction value of approximately $962.5 million.
The following is a summary of the Company’s additional cash flow information during the six-month periods ended:

	June 30,
	2022	2021
	(In thousands)
Interest paid	$27,605	$28,428
Income taxes paid	38,553	58,685
Assets acquired by foreclosure	9	1,951

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
Financial Assets and Liabilities Measured on a Recurring Basis
Available-for-sale securities and marketable equity securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. Primarily all of the Company's securities are considered to be Level 2 securities, with the exception of the marketable equity securities, which are considered to be Level 1 securities. The Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of June 30, 2022 and December 31, 2021, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2022 and 2021. See Note 3 to the Condensed Notes to Consolidated Financial Statements for additional detail related to investment securities.
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
Financial Assets and Liabilities Measured on a Nonrecurring Basis
Held-to-maturity investment securities and impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. The held-to-maturity investment securities consist primarily of state and political subdivisions plus U.S. Treasury securities. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for credit losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for credit losses to require an increase, such increase is reported as a component of the provision for credit losses. The fair value of loans with specific allocated losses was $323.1 million and $280.0 million as of June 30, 2022 and December 31, 2021, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $77,000 and $126,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended June 30, 2022 and 2021, respectively. The Company reversed approximately $149,000 and $184,000 of accrued interest receivable when impaired loans were put on non-accrual status during the six months ended June 30, 2022 and 2021, respectively.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis
Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of June 30, 2022 and December 31, 2021, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $373,000 and $1.6 million, respectively.
No foreclosed assets held for sale were remeasured during the six months ended June 30, 2022. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.
The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans and foreclosed assets primarily relate to customized discounting criteria applied to the customer’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the underlying collateral. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from 10% to 60% for commercial and residential real estate collateral.
Fair Values of Financial Instruments
The following table presents the estimated fair values of the Company’s financial instruments. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

	June 30, 2022
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$2,816,376	$2,816,376	1
Investment securities - available for sale	3,791,509	3,791,509	2
Investment securities - held-to-maturity (U.S. Treasuries)	277,688	276,029	1
Investment securities - held-to-maturity (state and political subdivisions)	1,089,093	997,251	2
Loans receivable, net of impaired loans and allowance	13,302,682	13,695,308	3
Accrued interest receivable	80,274	80,274	1
FHLB, FRB & FNBB Bank stock; other equity investments	182,399	182,399	3
Marketable equity securities	33,631	33,631	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$6,036,583	$6,036,583	1
Savings and interest-bearing transaction accounts	12,424,192	12,424,192	1
Time deposits	1,119,297	1,096,797	3
Securities sold under agreements to repurchase	118,573	118,573	1
FHLB and other borrowed funds	400,000	400,025	2
Accrued interest payable	9,203	9,203	1
Subordinated debentures	458,455	430,470	3

	December 31, 2021
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$3,650,315	$3,650,315	1
Investment securities - available for sale	3,119,807	3,119,807	2
Loans receivable, net of impaired loans and allowance	9,319,421	9,503,261	3
Accrued interest receivable	46,736	46,736	1
FHLB, FRB & FNBB Bank stock; other equity investments	124,638	124,638	3
Marketable equity securities	17,110	17,110	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,127,878	$4,127,878	1
Savings and interest-bearing transaction accounts	9,251,805	9,251,805	1
Time deposits	880,887	901,280	3
Securities sold under agreements to repurchase	140,886	140,886	1
FHLB and other borrowed funds	400,000	401,362	2
Accrued interest payable	4,798	4,798	1
Subordinated debentures	371,093	374,894	3
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
In March 2022, the FASB issued ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The amendments require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with Subtopic 326-20, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. ASU 2022-02 is effective for entities that have adopted ASU No. 2016-13 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively. However, for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted if an entity has adopted ASU 2016-13. If an entity elects to early adopt ASU 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently evaluating the potential impacts related to the adoption of the ASU.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
Results of Review of Interim Consolidated Financial Statements
We have reviewed the condensed consolidated balance sheet of Home BancShares, Inc. and subsidiaries (the “Company”) as of June 30, 2022, and the related condensed consolidated statements of income, comprehensive (loss) income and stockholders’ equity for the three-month and six-month periods ended June 30, 2022 and 2021 and cash flows for the six month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information” or “statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ FORVIS, LLP
(Formerly BKD,LLP)

Little Rock, Arkansas
August 9, 2022

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
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of June 30, 2022, we had, on a consolidated basis, total assets of $24.25 billion, loans receivable, net of allowance for credit losses of $13.63 billion, total deposits of $19.58 billion, and stockholders’ equity of $3.50 billion.
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
Table 1: Key Financial Measures

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Total assets	$24,253,168	$17,627,192	$24,253,168	$17,627,192
Loans receivable	13,923,873	10,199,175	13,923,873	10,199,175
Allowance for credit losses	(294,267)	(240,451)	(294,267)	(240,451)
Total deposits	19,580,072	13,891,341	19,580,072	13,891,341
Total stockholders’ equity	3,498,565	2,696,189	3,498,565	2,696,189
Net income	15,978	79,070	80,870	170,672
Basic earnings per share	0.08	0.48	0.44	1.03
Diluted earnings per share	0.08	0.48	0.44	1.03
Book value per share	17.04	16.39	17.04	16.39
Tangible book value per share (non-GAAP)(1)	9.92	10.31	9.92	10.31
Annualized net interest margin - FTE	3.64%	3.61%	3.46%	3.81%
Efficiency ratio	66.31	41.09	58.26	38.72
Efficiency ratio, as adjusted (non-GAAP)(2)	46.02	42.07	46.53	41.36
Return on average assets	0.26	1.81	0.75	2.01
Return on average common equity	1.78	11.92	5.14	13.02
(1)See Table 19 for the non-GAAP tabular reconciliation.
(2)See Table 23 for the non-GAAP tabular reconciliation.

Results of Operations for the Three Months Ended June 30, 2022 and 2021
Our net income decreased $63.1 million, or 79.8%, to $16.0 million for the three-month period ended June 30, 2022, from $79.1 million for the same period in 2021. On a diluted earnings per share basis, our earnings were $0.08 per share for the three-month period ended June 30, 2022 compared to $0.48 per share for the three-month period ended June 30, 2021. During the second quarter of 2022, we completed the previously announced acquisition of Happy Bancshares, Inc. ("Happy"). As a result of the acquisition of Happy, which we completed on April 1, 2022, we incurred $48.7 million in merger expenses and recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count," an $11.4 million provision for credit losses on acquired unfunded commitments, a $2.0 million provision for credit losses on acquired held-to-maturity investment securities. The summation of these items reduced earnings by $107.3 million and earnings per share by $0.39 per share for the three-month period ended June 30, 2022. The markets in which we operate have been experiencing significant economic uncertainty primarily related to inflationary concerns, continuing supply chain issues and the potential impacts of international unrest. However, excluding the impact of the acquisition of Happy, the Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of June 30, 2022. In addition, excluding the impact of the acquisition of Happy, the Company determined no additional provision for unfunded commitments was necessary as of June 30, 2022. During the three months ended June 30, 2022, the Company recorded $1.4 million in special dividend from equity investments, $2.4 million in recoveries on historic losses, $1.8 million loss for the decrease in the fair value of marketable securities and $2.1 million in trust preferred securities ("TRUPS") redemption fees.
Total interest income increased by $62.5 million, or 40.5%, and non-interest income increased by $13.5 million, or 43.3%. This was more than offset by a $5.0 million, or 38.0%, increase in total interest expense and a $92.5 million, or 126.7%, increase in non-interest expense. The increase in interest income was due to a $40.1 million, or 28.3%, increase in loan interest income, a $16.6 million, or 137.1%, increase in investment income and a $5.9 million, or 828.6%, increase in interest income on deposits at other banks. The increase in non-interest income was primarily due to a $5.0 million, or 97.1%, increase in service charges on deposit accounts, a $4.6 million, or 152.6%, increase in other income, a $3.9 million, or 873.0%, increase in trust fees, a $2.9 million, or 29.8%, increase in other services charges and fees and $1.3 million, or 49.1%, increase in dividends from FHLB, FRB, FNBB and other which was partially offset by a $3.1 million, or 244.1%, decrease in the fair value adjustment for marketable securities resulting from a $1.8 million loss for the decrease in the fair value of marketable securities, and a $1.1 million, or 100.0%, decrease in gain on sale of SBA loans. Included within other income was $2.4 million in recoveries on historic losses, and included within dividends from FHLB, FRB, FNBB and other was $1.4 million in special dividends. The increase in interest expense was primarily due to a $4.3 million, or 66.8%, increase in interest on deposits and a $649,000, or 13.5%, increase in interest on subordinated debentures as a result of the acquisition of $140.0 million of subordinated debt and $23.2 million in trust preferred securities from Happy during the quarter. The increase in non-interest expense was due to $48.7 million in merger and acquisition expenses, a $23.3 million, or 55.0%, increase in salaries and employee benefits, an $11.0 million, or 70.7%, increase in other operating expenses, a $5.2 million, or 57.7%, increase in occupancy and equipment and a $4.2 million, or 71.3%, increase in data processing expense. Included within other operating expense was $2.1 million in TRUPS redemption fees. Income tax expense decreased by $21.8 million, or 86.9%, during the quarter due to a decrease in net income. These fluctuations are primarily due to the acquisition of Happy during the quarter and the rising rate environment.
Our net interest margin increased from 3.61% for the three-month period ended June 30, 2021 to 3.64% for the three-month period ended June 30, 2022. The yield on interest earning assets was 3.97% and 3.94% for the three months ended June 30, 2022 and 2021, respectively, as average interest earning assets increased from $15.89 billion to $22.18 billion. The increase in average earning assets is primarily due to a $3.30 billion increase in average loans receivable, a $2.31 billion increase in average investment securities, and $675.6 million increase in average interest-bearing balances due from banks due to the acquisition of Happy during the quarter. For the three months ended June 30, 2022 and 2021, we recognized $5.2 million and $5.8 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by one basis point. We recognized $1.4 million in event interest income for the three months ended June 30, 2022 compared to $942,000 for the three months ended June 30, 2021. This increased the net interest margin by one basis point.
Our efficiency ratio was 66.31% for the three months ended June 30, 2022, compared to 41.09% for the same period in 2021. For the second quarter of 2022, our efficiency ratio, as adjusted (non-GAAP), was 46.02%, compared to 42.07% reported for the second quarter of 2021. (See Table 23 for the non-GAAP tabular reconciliation).

Our annualized return on average assets was 0.26% for the three months ended June 30, 2022, compared to 1.81% for the same period in 2021. Our annualized return on average assets, as adjusted (non-GAAP), was 1.57% for the three months ended June 30, 2022, compared to 1.75% for the same period in 2021. (See Table 20 for the non-GAAP tabular reconciliation). Our annualized return on average common equity was 1.78% and 11.92% for the three months ended June 30, 2022, and 2021, respectively. Our annualized return on average common equity, as adjusted (non-GAAP), was 10.83% for the three months ended June 30, 2022 and 11.54% for the same period in 2021. (See Table 21 for the non-GAAP tabular reconciliation).
Results of Operations for the Six Months Ended June 30, 2022 and 2021
Our net income decreased $89.8 million, or 52.6%, to $80.9 million for the six-month period ended June 30, 2022, from $170.7 million for the same period in 2021. On a diluted earnings per share basis, our earnings were $0.44 per share for the six-month period ended June 30, 2022 compared to $1.03 per share for the six-month period ended June 30, 2021. As a result of the acquisition of Happy, which we completed on April 1, 2022, we incurred $49.6 million in merger expenses and recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count," an $11.4 million provision for credit losses on acquired unfunded commitments, a $2.0 million provision for credit losses on acquired held-to-maturity investment securities. The summation of these items reduced earnings by $108.2 million and earnings per share by $0.44 per share for the six-month period ended June 30, 2022. The markets in which we operate have been experiencing significant economic uncertainty primarily related to inflationary concerns, continuing supply chain issues and the potential impacts of international unrest. However, excluding the impact of the acquisition of Happy, the Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of June 30, 2022. In addition, excluding the impact of the acquisition of Happy, the Company determined no additional provision for unfunded commitments was necessary as of June 30, 2022. During the six months ended June 30, 2022, the Company recorded a $324,000 adjustment for the increase in fair value of marketable securities, $1.4 million special dividend from equity investments, $2.1 million in TRUPS redemption fees and a $5.6 million recovery on historic losses.
Total interest income increased by $44.8 million, or 14.1%. This was more than offset by a $1.1 million, or 1.5%, decrease in non-interest income, a $4.2 million, or 15.2%, increase in interest expense and a $96.5 million, or 66.2%, increase in non-interest expense. The increase in interest income was due to an $18.6 million, or 6.4%, increase in loan interest income, a $19.0 million, or 81.3%, increase in investment income and a $7.1 million, or 637.5%, increase in interest income on deposits at other banks. The decrease in non-interest income was primarily due to a $6.7 million, or 95.4%, decrease in income for the fair value adjustment for marketable securities resulting from a $324,000 increase in the fair value of marketable securities for the six months ended June 30, 2022 compared to a $7.0 million increase for the six months ended June 30, 2021, a $6.6 million, or 58.7%, decrease in dividends from FHLB, FRB, FNBB and other, a $4.5 million, or 31.0%, decrease in mortgage lending income, which was partially offset by a $6.1 million, or 60.3%, increase in service charges on deposit accounts, a $4.6 million, or 41.3%, increase in other income, a $3.9 million, or 406.6%, increase in trust fees and a $3.0 million, or 17.4%, increase in other service charges and fees. Included within other income was $5.6 million recovery on historic losses, and included within dividends from FHLB, FRB, FNBB and other was $1.4 million in special dividends. The increase in interest expense was primarily due to a $2.7 million, or 28.5%, increase in interest on subordinated debentures as a result of the acquisition of $140.0 million of subordinated debt and $23.2 million in trust preferred securities from Happy during the second quarter, and a $1.5 million, or 10.5%, increase in interest on deposits. The increase in non-interest expense was due to $49.6 million in merger and acquisition expenses, a $24.8 million, or 29.4%, increase in salaries and employee benefits, an $11.6 million, or 37.1%, increase in other operating expenses, a $5.4 million, or 45.7%, increase in data processing expense and a $5.1 million, or 28.0% increase in occupancy and equipment. Included within other operating expense was $2.1 million in TRUPS redemption fees. Income tax expense decreased by $30.6 million, or 56.8%, during the quarter due to a decrease in net income. These fluctuations are primarily due to the acquisition of Happy during the second quarter of 2022 and the rising rate environment.
Our net interest margin decreased from 3.81% for the six-month period ended June 30, 2021 to 3.46% for the six-month period ended June 30, 2022. The yield on interest earning assets was 3.79% and 4.17% for the six-month period ended June 30, 2022 and 2021, respectively, as average interest earning assets increased from $15.51 billion to $19.49 billion. The increase in average earning assets is primarily the result of a $1.59 billion increase in average investment securities, a $1.28 billion increase in average interest-bearing balances due from banks and a $1.12 billion increase in average loans receivable. For the six months ended June 30, 2022 and 2021, we recognized $8.3 million and $11.3 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 3 basis points. The Company experienced an $18.8 million reduction in interest income from PPP loans due to the forgiveness of the PPP loans and the acceleration of the deferred fees for the loans that were forgiven. This was dilutive to the net interest margin by approximately 9 basis points.
Our efficiency ratio was 58.26% for the six-month period ended June 30, 2022, compared to 38.72% for the same period in 2021. For the first six months of 2022, our efficiency ratio, as adjusted (non-GAAP), was 46.53%, compared to 41.36% reported for the first six months of 2021. (See Table 23 for the non-GAAP tabular reconciliation).

Our annualized return on average assets was 0.75% for the six-month period ended June 30, 2022, compared to 2.01% for the same period in 2021. Our annualized return on average assets, as adjusted (non-GAAP), was 1.48% for the six months ended June 30, 2022, compared to 1.81% for the same period in 2021. (See Table 20 for the non-GAAP tabular reconciliation). Our annualized return on average common equity was 5.14% and 13.02% for the six-month period ended June 30, 2022, and 2021, respectively. Our annualized return on average common equity, as adjusted (non-GAAP), was 10.08% for the six months ended June 30, 2022 and 11.74% for the same period in 2021. (See Table 21 for the non-GAAP tabular reconciliation).
Financial Condition as of and for the Period Ended June 30, 2022 and December 31, 2021
Our total assets as of June 30, 2022 increased $6.20 billion to $24.25 billion from the $18.05 billion reported as of December 31, 2021. The increase in total assets is primarily due to the acquisition of $6.68 billion in total assets, net of purchase accounting adjustments, from Happy during the second quarter of 2022. Cash and cash equivalents decreased $833.9 million, for the six months ended June 30, 2022. Our loan portfolio balance increased to $13.92 billion as of June 30, 2022 from $9.84 billion at December 31, 2021. The increase in loans was primarily due to the acquisition of $3.65 billion in loans, net of purchase accounting adjustments, from Happy in the second quarter of 2022 and $242.2 million in marine loans from LendingClub Bank during the first quarter of 2022, as well as $192.9 million in organic loan growth. Total deposits increased $5.32 billion to $19.58 billion as of June 30, 2022 from $14.26 billion as of December 31, 2021. The increase in deposits was primarily due to the acquisition of $5.86 billion in deposits, net of purchase accounting adjustments, from Happy in the second quarter of 2022. Stockholders’ equity increased $732.8 million to $3.50 billion as of June 30, 2022, compared to $2.77 billion as of December 31, 2021. The $732.8 million increase in stockholders’ equity is primarily associated with the $961.3 million in common stock issued to Happy shareholders for the acquisition of Happy on April 1, 2022 and the $80.9 million in net income for the six months ended June 30, 2022, partially offset by the $226.4 million in other comprehensive loss, the $61.0 million of shareholder dividends paid and stock repurchases of $26.6 million in 2022.
Our non-performing loans were $60.6 million, or 0.44% of total loans as of June 30, 2022, compared to $50.2 million, or 0.51% of total loans as of December 31, 2021. The allowance for credit losses as a percentage of non-performing loans increased to 485.57% as of June 30, 2022, from 471.61% as of December 31, 2021. Non-performing loans from our Arkansas franchise were $15.0 million at June 30, 2022 compared to $13.9 million as of December 31, 2021. Non-performing loans from our Florida franchise were $33.3 million at June 30, 2022 compared to $26.8 million as of December 31, 2021. Non-performing loans from our Texas franchise were $5.5 million at June 30, 2022 compared to zero as of December 31, 2021. Non-performing loans from our Alabama franchise were $813,000 at June 30, 2022 compared to $470,000 as of December 31, 2021. Non-performing loans from our Shore Premier Finance ("SPF") franchise were $1.3 million at June 30, 2022 compared to $1.5 million as of December 31, 2021. Non-performing loans from our Centennial Commercial Finance Group (“CFG”) franchise were $4.7 million at June 30, 2022 compared to $7.5 million as of December 31, 2021.
As of June 30, 2022, our non-performing assets increased to $61.1 million, or 0.25% of total assets, from $51.8 million, or 0.29% of total assets, as of December 31, 2021. Non-performing assets from our Arkansas franchise were $15.0 million at June 30, 2022 compared to $14.4 million as of December 31, 2021. Non-performing assets from our Florida franchise were $33.6 million at June 30, 2022 compared to $27.9 million as of December 31, 2021. Non-performing assets from our Texas franchise were $5.7 million at June 30, 2022 compared to zero as of December 31, 2021. Non-performing assets from our Alabama franchise were $813,000 at June 30, 2022 compared to $470,000 as of December 31, 2021. Non-performing assets from our SPF franchise were $1.3 million at June 30, 2022 compared to $1.5 million as of December 31, 2021. Non-performing assets from our CFG franchise were $4.7 million at June 30, 2022 compared to $7.5 million as of December 31, 2021.
The $4.7 million balance of non-accrual loans for our Centennial CFG market consists of one loan that is assessed for credit risk by the Federal Reserve under the Shared National Credit Program. The decision to place this loan on non-accrual status was made by the Federal Reserve and not the Company. The loan that makes up the total balance is still current on both principal and interest. However, all interest payments are currently being applied to the principal balance. Because the Federal Reserve required us to place this loan on non-accrual status, we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve.

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
•Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310. Interchange fees were $6.5 million, $10.5 million, $4.3 million and $8.1 million for the three and six months ended June 30, 2022 and 2021, respectively. Centennial CFG loan fees were $3.3 million, $5.1 million, $3.3 million and $5.3 million and for the three and six months ended June 30, 2022 and 2021, respectively.
Investments – Available-for-sale. Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income (loss), net of taxes. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments ("CECL"). The Company first assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Investments – Held-to-Maturity. Securities held-to-maturity ("HTM"), which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. The Company measures expected credit losses on HTM securities on a collective basis by major security type, with each type sharing similar risk characteristics. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets.
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

Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factors ("Q-Factors") and other qualitative adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor and other qualitative adjustments include, among other things, the impact of (i) changes in lending policies, procedures and strategies; (ii) changes in nature and volume of the portfolio; (iii) staff experience; (iv) changes in volume and trends in classified loans, delinquencies and nonaccruals; (v) concentration risk; (vi) trends in underlying collateral values; (vii) external factors such as competition, legal and regulatory environment; (viii) changes in the quality of the loan review system; and (ix) economic conditions.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for impairment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses.
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
Acquisition of Happy Bancshares, Inc.
On April 1, 2022, the Company completed the acquisition of Happy Bancshares, Inc. (“Happy”), and merged Happy State Bank into Centennial Bank. The Company issued approximately 42.4 million shares of its common stock valued at approximately $958.8 million as of April 1, 2022. In addition, the holders of certain Happy stock-based awards received approximately $3.7 million in cash in cancellation of such awards, for a total transaction value of approximately $962.5 million.
Including the effects of the known purchase accounting adjustments, as of the acquisition date, Happy had approximately $6.68 billion in total assets, $3.65 billion in loans and $5.86 billion in customer deposits. Happy formerly operated its banking business from 62 locations in Texas.
For further discussion of the acquisition, see Note 2 "Business Combinations" to the Condensed Notes to Consolidated Financial Statements.
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
As of June 30, 2022, we had 222 branch locations. There were 76 branches in Arkansas, 78 branches in Florida, 62 branches in Texas, five branches in Alabama and one branch in New York City.
Results of Operations
For the three and six months ended June 30, 2022 and 2021
Our net income decreased $63.1 million, or 79.8%, to $16.0 million for the three-month period ended June 30, 2022, from $79.1 million for the same period in 2021. On a diluted earnings per share basis, our earnings were $0.08 per share for the three-month period ended June 30, 2022 compared to $0.48 per share for the three-month period ended June 30, 2021. During the second quarter of 2022, we completed the previously announced acquisition of Happy Bancshares, Inc. ("Happy"). As a result of the acquisition of Happy, which we completed on April 1, 2022, we incurred $48.7 million in merger expenses and recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count," an $11.4 million provision for credit losses on acquired unfunded commitments, a $2.0 million provision for credit losses on acquired held-to-maturity investment securities. The summation of these items reduced earnings by $107.3 million and earnings per share by $0.39 per share for the three-month period ended June 30, 2022. The markets in which we operate have been experiencing significant economic uncertainty primarily related to inflationary concerns, continuing supply chain issues and the potential impacts of international unrest. However, excluding the impact of the acquisition of Happy, the Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of June 30, 2022. In addition, excluding the impact of the acquisition of Happy, the Company determined no additional provision for unfunded commitments was necessary as of June 30, 2022. During the three months ended June 30, 2022, the Company recorded $1.4 million in special dividend from equity investments, $2.4 million in recoveries on historic losses, $1.8 million loss for the decrease in the fair value of marketable securities and $2.1 million in TRUPS redemption fees.
Our net income decreased $89.8 million, or 52.6%, to $80.9 million for the six-month period ended June 30, 2022, from $170.7 million for the same period in 2021. On a diluted earnings per share basis, our earnings were $0.44 per share for the six-month period ended June 30, 2022 compared to $1.03 per share for the six-month period ended June 30, 2021. As a result of the acquisition of Happy, which we completed on April 1, 2022, we incurred $49.6 million in merger expenses and recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count," an $11.4 million provision for credit losses on acquired unfunded commitments, a $2.0 million provision for credit losses on acquired held-to-maturity investment securities. The summation of these items reduced earnings by $108.2 million and earnings per share by $0.44 per share for the six-month period ended June 30, 2022. The markets in which we operate have been experiencing significant economic uncertainty primarily related to inflationary concerns, continuing supply chain issues and the potential impacts of international unrest. However, excluding the impact of the acquisition of Happy, the Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of June 30, 2022. In addition, excluding the impact of the acquisition of Happy, the Company determined no additional provision for unfunded commitments was necessary as of June 30, 2022. During the six months ended June 30, 2022, the Company recorded a $324,000 adjustment for the increase in fair value of marketable securities, $1.4 million special dividend from equity investments, $2.1 million in TRUPS redemption fees and a $5.6 million recovery on historic losses.
Net Interest Income
Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (25.1475% for 2022 and 25.74% for 2021).

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. In 2020, the Federal Reserve lowered the target rate to 0.00% to 0.25%. This remained in effect throughout all of 2021. On March 16, 2022, the target rate was increased to 0.25% to 0.50%. On May 4, 2022, the target rate was increased to 0.75% to 1.00%. On June 15, 2022, the target rate was increased to 1.50% to 1.75%. Presently, the Federal Reserve has indicated they are anticipating multiple rate increases for 2022.
Our net interest margin increased from 3.61% for the three-month period ended June 30, 2021 to 3.64% for the three-month period ended June 30, 2022. The yield on interest earning assets was 3.97% and 3.94% for the three months ended June 30, 2022 and 2021, respectively, as average interest earning assets increased from $15.89 billion to $22.18 billion. The increase in average earning assets is primarily due to a $3.30 billion increase in average loans receivable, a $2.31 billion increase in average investment securities, and $675.6 million increase in average interest-bearing balances due from banks due to the acquisition of Happy during the quarter. For the three months ended June 30, 2022 and 2021, we recognized $5.2 million and $5.8 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by one basis point. We recognized $1.4 million in event interest income for the three months ended June 30, 2022 compared to $942,000 for the three months ended June 30, 2021. This increased the net interest margin by one basis point.
Our net interest margin decreased from 3.81% for the six-month period ended June 30, 2021 to 3.46% for the six-month period ended June 30, 2022. The yield on interest earning assets was 3.79% and 4.17% for the six-month period ended June 30, 2022 and 2021, respectively, as average interest earning assets increased from $15.51 billion to $19.49 billion. The increase in average earning assets is primarily the result of a $1.59 billion increase in average investment securities, a $1.28 billion increase in average interest-bearing balances due from banks and a $1.12 billion increase in average loans receivable. For the six months ended June 30, 2022 and 2021, we recognized $8.3 million and $11.3 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 3 basis points. The Company experienced an $18.8 million reduction in interest income from PPP loans due to the forgiveness of the PPP loans and the acceleration of the deferred fees for the loans that were forgiven. This was dilutive to the net interest margin by approximately 9 basis points.
Net interest income on a fully taxable equivalent basis increased $58.2 million, or 40.7%, to $201.2 million for the three-month period ended June 30, 2022, from $143.0 million for the same period in 2021. This increase in net interest income for the three-month period ended June 30, 2022 was the result of a $63.2 million increase in interest income, partially offset by an $5.0 million increase in interest expense, on a fully taxable equivalent basis. The $63.2 million increase in interest income was primarily the result of the higher level of average interest earning assets due to the acquisition of Happy during the second quarter of 2022 and the increasing interest rate environment. The higher yield on earning assets resulted in an increase in interest income of approximately $6.9 million, and the increase in earning assets resulted in an increase in interest income of approximately $56.3 million. The $5.0 million increase in interest expense is primarily the result of the higher level of average interest bearing liabilities due to the acquisition of Happy during the second quarter of 2022 and the increasing interest rate environment. The higher yield on interest bearing liabilities resulted in an increase in interest expense of approximately $548,000 and the increase in interest bearing liabilities resulted in an increase in interest expense of approximately $4.5 million.
Net interest income on a fully taxable equivalent basis increased $41.2 million, or 14.1%, to $334.1 million for the six-month period ended June 30, 2022, from $292.9 million for the same period in 2021. This increase in net interest income for the six-month period ended June 30, 2022 was the result of a $45.4 million increase in interest income, partially offset by a $4.2 million increase in interest expense, on a fully taxable equivalent basis. The $45.4 million increase in interest income was primarily the result of the higher level of average interest earning assets due to the acquisition of Happy during the second quarter of 2022 partially offset by lower earning asset yields. The lower yield on earning assets resulted in a decrease in interest income of approximately $844,000, and the increase in earning assets resulted in an increase in interest income of approximately $46.2 million. The $4.2 million increase in interest expense is primarily the result of the higher level of average interest bearing liabilities due to the acquisition of Happy during the second quarter of 2022 partially offset by lower interest rates paid on interest-bearing liabilities. The lower yield on interest bearing liabilities resulted in an decrease in interest expense of approximately $2.8 million and the increase in interest bearing liabilities resulted in an increase in interest expense of approximately $7.0 million.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2022 and 2021, as well as changes in fully taxable equivalent net interest margin for the three and six months ended June 30, 2022 compared to the same period in 2021.
Table 2: Analysis of Net Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Interest income	$217,013	$154,481	$361,916	$317,132
Fully taxable equivalent adjustment	2,471	1,774	4,209	3,595
Interest income – fully taxable equivalent	219,484	156,255	366,125	320,727
Interest expense	18,255	13,229	32,010	27,792
Net interest income – fully taxable equivalent	$201,229	$143,026	$334,115	$292,935
Yield on earning assets – fully taxable equivalent	3.97%	3.94%	3.79%	4.17%
Cost of interest-bearing liabilities	0.49	0.49	0.49	0.53
Net interest spread – fully taxable equivalent	3.48	3.45	3.30	3.64
Net interest margin – fully taxable equivalent	3.64	3.61	3.46	3.81
Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended June 30,	Six Months Ended June 30,
	2022 vs. 2021	2022 vs. 2021
	(In thousands)
Increase in interest income due to change in earning assets	$56,278	$46,242
Increase (decrease) increase in interest income due to change in earning asset yields	6,951	(844)
Increase in interest expense due to change in interest-bearing liabilities	(4,478)	(7,014)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	(548)	2,796
Increase (decrease) increase in net interest income	$58,203	$41,180

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and six months ended June 30, 2022 and 2021, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2022			2021
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$3,252,674	$6,565	0.81%	$2,577,101	$707	0.11%
Federal funds sold	1,857	3	0.65	51	—	—
Investment securities – taxable	3,817,209	20,941	2.20	1,909,485	7,185	1.51
Investment securities – non-taxable	1,270,602	10,055	3.17	864,416	6,494	3.01
Loans receivable	13,838,687	181,920	5.27	10,541,466	141,869	5.40
Total interest-earning assets	22,181,029	219,484	3.97%	15,892,519	156,255	3.94%
Non-earning assets	2,607,336			1,598,840
Total assets	$24,788,365			$17,491,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$12,632,612	$9,770	0.31%	$8,684,726	3,960	0.18%
Time deposits	1,170,860	959	0.33	1,123,287	2,474	0.88
Total interest-bearing deposits	13,803,472	10,729	0.31	9,808,013	6,434	0.26
Federal funds purchased	869	2	0.92	—	—	—
Securities sold under agreement to repurchase	123,011	187	0.61	157,570	107	0.27
FHLB and other borrowed funds	400,000	1,896	1.90	400,000	1,896	1.90
Subordinated debentures	568,187	5,441	3.84	370,613	4,792	5.19
Total interest-bearing liabilities	14,895,539	18,255	0.49%	10,736,196	13,229	0.49%
Non-interest-bearing liabilities
Non-interest-bearing deposits	6,138,497			3,966,968
Other liabilities	162,571			128,048
Total liabilities	21,196,607			14,831,212
Stockholders’ equity	3,591,758			2,660,147
Total liabilities and stockholders’ equity	$24,788,365			$17,491,359
Net interest spread			3.48%			3.45%
Net interest income and margin		$201,229	3.64%		$143,026	3.61%

	Six Months Ended June 30,
	2022			2021
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$3,374,606	$8,238	0.49%	$2,096,452	$1,117	0.11%
Federal funds sold	1,805	4	0.45	84	—	—
Investment securities – taxable	3,155,481	30,021	1.92	1,774,026	13,438	1.53
Investment securities – non-taxable	1,061,822	16,339	3.10	856,332	13,194	3.11
Loans receivable	11,899,115	311,523	5.28	10,780,972	292,978	5.48
Total interest-earning assets	19,492,829	366,125	3.79%	15,507,866	320,727	4.17%
Non-earning assets	2,115,558			1,599,393
Total assets	$21,608,387			$17,107,259
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest- bearing transaction accounts	$11,007,232	$13,643	0.25%	$8,512,714	8,677	0.21%
Time deposits	1,013,600	1,980	0.39	1,166,121	5,462	0.94
Total interest-bearing deposits	12,020,832	15,623	0.26	9,678,835	14,139	0.29
Federal funds purchased	437	2	0.92	—	—	—
Securities sold under agreement to repurchase	130,248	295	0.46	158,628	297	0.38
FHLB borrowed funds	400,000	3,771	1.90	400,000	3,771	1.90
Subordinated debentures	589,917	12,319	4.21	370,518	9,585	5.22
Total interest-bearing liabilities	13,141,434	32,010	0.49%	10,607,981	27,792	0.53%
Non-interest-bearing liabilities
Non-interest-bearing deposits	5,152,673			3,724,854
Other liabilities	142,080			131,446
Total liabilities	18,436,187			14,464,281
Stockholders’ equity	3,172,200			2,642,978
Total liabilities and stockholders’ equity	$21,608,387			$17,107,259
Net interest spread			3.30%			3.64%
Net interest income and margin		$334,115	3.46%		$292,935	3.81%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and six months ended June 30, 2022 compared to the same period in 2021, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2022 over 2021			2022 over 2021
	Volume	Yield / Rate	Total	Volume	Yield / Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$232	$5,626	$5,858	$1,036	$6,085	$7,121
Federal funds sold	—	3	3	—	4	4
Investment securities – taxable	9,432	4,324	13,756	12,480	4,103	16,583
Investment securities – non-taxable	3,198	363	3,561	3,162	(17)	3,145
Loans receivable	43,416	(3,365)	40,051	29,564	(11,019)	18,545
Total interest income	56,278	6,951	63,229	46,242	(844)	45,398
Interest expense:
Interest-bearing transaction and savings deposits	2,295	3,515	5,810	2,859	2,107	4,966
Time deposits	101	(1,616)	(1,515)	(638)	(2,844)	(3,482)
Federal funds purchased	1	1	2	1	1	2
Securities sold under agreement to repurchase	(28)	108	80	(58)	56	(2)
FHLB borrowed funds	—	—	—	—	—	—
Subordinated debentures	2,109	(1,460)	649	4,850	(2,116)	2,734
Total interest expense	4,478	548	5,026	7,014	(2,796)	4,218
Increase (decrease) in net interest income	$51,800	$6,403	$58,203	$39,228	$1,952	$41,180
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
Acquired loans. In accordance with ASC 326, the Company records both a discount and an allowance for credit losses on acquired loans. This is commonly referred to as “double accounting" (or "double count").

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
During the three-month and six-month periods ended June 30, 2022, the Company recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count" and an $11.4 million provision for credit losses on acquired unfunded commitments resulting from the acquisition of Happy on April 1, 2022. As of June 30, 2022, the markets in which we operate have been experiencing significant economic uncertainty primarily related to inflationary concerns, continuing supply chain issues and the potential impacts of international unrest. However, excluding the impact of the acquisition of Happy, the Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of June 30, 2022. In addition, excluding the impact of the acquisition of Happy, the Company determined no additional provision for unfunded commitments was necessary as of June 30, 2022.
Net charge-offs to average total loans was 0.07% for the three months ended June 30, 2022 compared to 0.09% for the three months ended June 30, 2021. Net charge-offs to average total loans was 0.08% for the six months ended June 30, 2022 compared to 0.09% for the six months ended June 30, 2021.
Investments – Available-for-sale: The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
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

The Company recorded a $2.0 million provision for credit losses on the held-to-maturity investment securities during the second quarter of 2022 as a result of the investment securities acquired as part of the Happy acquisition. Of the Company's held-to-maturity securities, $1.09 billion, or 79.7% are municipal securities. To estimate the necessary loss provision, the Company utilized historical default and recovery rates of the municipal bond sector and applied these rates using a pooling method. The remainder of investments classified as held-to-maturity are U.S. Treasury securities. Due to the inherent low risk in U.S. Treasury securities, no provision for credit loss was established on that portion of the portfolio.
At June 30, 2022, the Company determined that the allowance for credit losses of $842,000, resulting from economic uncertainty, was adequate for the available-for-sale investment portfolio, and the allowance for credit losses for the HTM portfolio resulting from the Happy acquisition was considered adequate. No additional provision for credit losses was considered necessary for the portfolio.
Non-Interest Income
Total non-interest income was $44.6 million and $75.3 million for the three and six months ended June 30, 2022, compared to $31.1 million and $76.4 million for the same period in 2021. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending income, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.
Table 6 measures the various components of our non-interest income for the three and six months ended June 30, 2022 and 2021, respectively, as well as changes for the three and six months ended June 30, 2022 compared to the same period in 2021.
Table 6: Non-Interest Income

	Three Months Ended June 30,		2021 Change from 2020		Six Months Ended June 30,		2021 Change from 2020
	2022	2021			2022	2021
	(Dollars in thousands)
Service charges on deposit accounts	$10,084	$5,116	$4,968	97.1%	$16,224	$10,118	$6,106	60.3%
Other service charges and fees	12,541	9,659	2,882	29.8	20,274	17,267	3,007	17.4
Trust fees	4,320	444	3,876	873.0	4,894	966	3,928	406.6
Mortgage lending income	5,996	6,202	(206)	(3.3)	9,912	14,369	(4,457)	(31.0)
Insurance commissions	658	478	180	37.7	1,138	970	168	17.3
Increase in cash value of life insurance	1,140	537	603	112.3	1,632	1,039	593	57.1
Dividends from FHLB, FRB, FNBB & other	3,945	2,646	1,299	49.1	4,643	11,255	(6,612)	(58.7)
Gain on sale of SBA loans	—	1,149	(1,149)	(100.0)	95	1,149	(1,054)	(91.7)
Gain (loss) on sale of branches, equipment and other assets, net	2	(23)	25	108.7	18	(52)	70	134.6
Gain on OREO, net	9	619	(610)	(98.5)	487	1,020	(533)	(52.3)
Gain on securities, net	—	—	—	0.0	—	219	(219)	(100.0)
Fair value adjustment for marketable securities	(1,801)	1,250	(3,051)	(244.1)	324	7,032	(6,708)	(95.4)
Other income	7,687	3,043	4,644	152.6	15,609	11,044	4,565	41.3
Total non-interest income	$44,581	$31,120	$13,461	43.3%	$75,250	$76,396	$(1,146)	(1.5)%
Non-interest income increased $13.5 million, or 43.3%, to $44.6 million for the three months ended June 30, 2022 from $31.1 million for the same period in 2021. The primary factors that resulted in this increase were the increase in service charges on deposit account and the increase in other income. Other factors were changes related to other services charges and fees, trust fees, dividends from FHLB, FRB, FNBB and other, gain on sale of SBA loans, gain on OREO and fair value adjustment for marketable securities.

Additional details for the three months ended June 30, 2022 on some of the more significant changes are as follows:
•The $5.0 million increase in service charges on deposit accounts is primarily related to an increase in overdraft fees resulting from the acquisition of Happy.
•The $2.9 million increase in other service charges and fees is primarily related to an increase in interchange fees resulting from the acquisition of Happy.
•The $3.9 million increase in trust fees is primarily related to an increase in trust fees resulting from the acquisition of Happy.
•The $1.3 million increase for dividends from FHLB, FRB, FNBB & other is primarily due to an increase in special dividends from equity investments and an increase in FRB stock holdings related to the acquisition of Happy.
•The $1.1 million decrease in gains on sales of SBA loans was due to no SBA loan sales taking place during the second quarter of 2022.
•The $610,000 decrease in gains on OREO resulted from a reduction in the level of sales of OREO during 2022.
•The $3.1 million decrease in the fair value adjustment for marketable securities is due to a reduction in the fair market values of marketable securities held by the Company.
•The $4.6 million increase in other income is primarily due to a $2.8 million increase in additional income for items previously charged off, a $878,000 increase in investment brokerage fee income, a $260,000 increase in real estate rental income and a $492,000 increase in building rental income related to the acquisition of Happy.
Non-interest income decreased $1.1 million, or 1.5%, to $75.3 million for the six months ended June 30, 2022 from $76.4 million for the same period in 2021. The primary factors that resulted in this decrease were the reduction in dividends from FHLB, FRB, FNBB & other, the reduction in fair value adjustment for marketable securities and the reduction in mortgage lending income which was partially offset by the increase in service charges on deposit accounts, increase in other income and increase in trust fees. Other factors were changes related to other service charges and fees and gain on sale of SBA loans.
Additional details for the six months ended June 30, 2022 on some of the more significant changes are as follows:
•The $6.1 million increase in service charges on deposit accounts is primarily related to an increase in overdraft fees resulting from the acquisition of Happy.
•The $3.0 million increase in other service charges and fees is primarily related to an increase in interchange acquisition fees resulting from the acquisition of Happy.
•The $3.9 million increase in trust fees is primarily related to an increase in employee and personal trust fees resulting from the acquisition of Happy.
•The $4.5 million decrease in mortgage lending income is primarily due to a decrease in volume of secondary market loans from the high volume of loans during 2021.
•The $6.6 million decrease for dividends from FHLB, FRB, FNBB & other is primarily due to a decrease in special dividends from equity investments, partially offset by an increase in FRB stock holdings related to the acquisition of Happy.
•The $1.1 million decrease in gains on sales of SBA loans is primarily due to decrease in the volume of SBA loan sales during 2022.
•The $533,000 decrease in gains on OREO resulted from a reduction in the level of sales of OREO during 2022.
•The $6.7 million decrease in the fair value adjustment for marketable securities is due to a reduction in the increase of the fair market values of marketable securities held by the Company.
•The $4.6 million increase in other income is primarily due to a $2.8 million increase in additional income for items previously charged off and a $1.4 million increase in investment brokerage fee income related to the acquisition of Happy.

Non-Interest Expense
Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.
Table 7 below sets forth a summary of non-interest expense for the three and six months ended June 30, 2022 and 2021, as well as changes for the three and six months ended June 30, 2022 compared to the same period in 2021.
Table 7: Non-Interest Expense

	Three Months Ended June 30,		2022 Change from 2021		Six Months Ended June 30,		2022 Change from 2021
	2022	2021			2022	2021
	(Dollars in thousands)
Salaries and employee benefits	$65,795	$42,462	$23,333	55.0%	$109,346	$84,521	$24,825	29.4%
Occupancy and equipment	14,256	9,042	5,214	57.7	23,400	18,279	5,121	28.0
Data processing expense	10,094	5,893	4,201	71.3	17,133	11,763	5,370	45.7
Merger and acquisition expenses	48,731	—	48,731	100.0	49,594	—	49,594	100.0
Other operating expenses:
Advertising	2,117	1,194	923	77.3	3,383	2,240	1,143	51.0
Amortization of intangibles	2,477	1,421	1,056	74.3	3,898	2,842	1,056	37.2
Electronic banking expense	3,352	2,616	736	28.1	5,890	4,854	1,036	21.3
Directors' fees	375	414	(39)	(9.4)	779	797	(18)	(2.3)
Due from bank service charges	396	273	123	45.1	666	522	144	27.6
FDIC and state assessment	2,390	1,108	1,282	115.7	4,058	2,471	1,587	64.2
Insurance	973	787	186	23.6	1,743	1,568	175	11.2
Legal and accounting	1,061	1,058	3	0.3	1,858	1,904	(46)	(2.4)
Other professional fees	2,254	1,796	458	25.5	3,863	3,409	454	13.3
Operating supplies	995	465	530	114.0	1,749	952	797	83.7
Postage	556	292	264	90.4	862	630	232	36.8
Telephone	384	365	19	5.2	721	711	10	1.4
Other expense	9,276	3,796	5,480	144.4	13,435	8,385	5,050	60.2
Total non-interest expense	$165,482	$72,982	$92,500	126.7%	$242,378	$145,848	$96,530	66.2%
Non-interest expense increased $92.5 million, or 126.7%, to $165.5 million for the three months ended June 30, 2022 from $73.0 million for the same period in 2021. The primary factors that resulted in this increase were the changes related to salaries and employee benefits and merger and acquisition expense. Other factors were changes related to occupancy and equipment, data processing expense, amortization of intangibles, FDIC and state assessment fees and other expenses.
Additional details for the three months ended June 30, 2022 on some of the more significant changes are as follows:
•The $23.3 million increase in salaries and employee benefits expense is primarily due to increased salary expenses and insurance expenses related to the acquisition of Happy.
•The $5.2 million increase in occupancy and equipment expenses is primarily due to increases in depreciation on buildings, machinery and equipment, increases in utility expenses and increases in property taxes related to the acquisition of Happy.
•The $4.2 million increase in data processing expense is primarily due to increases in telecommunication fees, computer software fees, licensing fee and increases in internet banking and cash management expenses related to the acquisition of Happy.
•The $48.7 increase in merger and acquisition expense is related to costs associated with the acquisition of Happy.

•The $923,000 increase in advertising expense is related to the acquisition of Happy.
•The $1.1 million increase in amortization of intangibles is due to the acquisition of Happy.
•The $736,000 increase in electronic banking expense is due to increased debit card processing fees and interchange network expenses resulting from the acquisition of Happy.
•The $1.3 million increase in FDIC and state assessment expense is primarily due to FDIC assessment reductions for 2021 and the acquisition of Happy during the second quarter of 2022.
•The $5.5 million increase in other expenses is primarily related to the acquisition of Happy as well as $2.1 million in TRUPS redemption fees.
Non-interest expense increased $96.5 million, or 66.2%, to $242.4 million for the three months ended June 30, 2022 from $145.8 million for the same period in 2021. The primary factors that resulted in this increase were the changes related to salaries and employee benefits and merger and acquisition expense. Other factors were changes related to occupancy and equipment expense, data processing expense, advertising, amortization of intangibles, electronic banking expense, FDIC and state assessment fees and other expenses.
Additional details for the six months ended June 30, 2022 on some of the more significant changes are as follows:
•The $24.8 million increase in salaries and employee benefits expense is primarily due to the acquisition of Happy.
•The $5.1 million increase in occupancy and equipment expense is primarily due to increases in depreciation on buildings, machinery and equipment, increases in utility expenses and increases in property taxes related to the acquisition of Happy.
•The $5.4 million increase in data processing expense is primarily due to increases in telecommunication fees, computer software fees, licensing fee and increases in internet banking and cash management expenses related to the acquisition of Happy.
•The $49.6 million increase in merger and acquisition expense is related to costs associated with the acquisition of Happy.
•The $1.1 million increase in advertising expense is related to the acquisition of Happy.
•The $1.1 million increase in amortization of intangibles is due to the acquisition of Happy.
•The $1.0 million increase in electronic banking expense is due to increased debit card processing fees and interchange network expenses resulting from the acquisition of Happy.
•The $1.6 million increase in FDIC and state assessment expense is primarily due to FDIC assessment reductions for 2021 and the acquisition of Happy during the second quarter of 2022.
•The $5.1 million increase in other expenses is primarily related to the acquisition of Happy. as well as $2.1 million in TRUPS redemption fees.
Income Taxes
Income tax expense decreased $21.8 million, or 86.9%, to $3.3 million for the three-month period ended June 30, 2022, from $25.1 million for the same period in 2021. Income tax expense decreased $30.6 million, or 56.8%, to $23.3 million for the six-month period ended June 30, 2022, from $54.0 million for the same period in 2021. The effective income tax rate was 17.09% and 22.38% for the three and six months ended June 30, 2022, compared to 24.07% and 24.02% for the same periods in 2021. The marginal tax rate was 25.1475% and 25.74% 2022 and 2021, respectively.

Financial Condition as of and for the Period Ended June 30, 2022 and December 31, 2021
Our total assets as of June 30, 2022 increased $6.20 billion to $24.25 billion from the $18.05 billion reported as of December 31, 2021. The increase in total assets is primarily due to the acquisition of $6.68 billion in total assets, net of purchase accounting adjustments, from Happy during the second quarter of 2022. Cash and cash equivalents decreased $833.9 million, for the six months ended June 30, 2022. Our loan portfolio balance increased to $13.92 billion as of June 30, 2022 from $9.84 billion at December 31, 2021. The increase in loans was primarily due to the acquisition of $3.65 billion in loans, net of purchase accounting adjustments, from Happy in the second quarter of 2022 and $242.2 million in marine loans from LendingClub Bank during the first quarter of 2022, as well as $192.9 million in organic loan growth. Total deposits increased $5.32 billion to $19.58 billion as of June 30, 2022 from $14.26 billion as of December 31, 2021. The increase in deposits was primarily due to the acquisition of $5.86 billion in deposits, net of purchase accounting adjustments, from Happy in the second quarter of 2022. Stockholders’ equity increased $732.8 million to $3.50 billion as of June 30, 2022, compared to $2.77 billion as of December 31, 2021. The $732.8 million increase in stockholders’ equity is primarily associated with the $961.3 million in common stock issued to Happy shareholders for the acquisition of Happy on April 1, 2022 and the $80.9 million in net income for the six months ended June 30, 2022, partially offset by the $226.4 million in other comprehensive loss, the $61.0 million of shareholder dividends paid and stock repurchases of $26.6 million in 2022.
Loan Portfolio
Loans Receivable
Our loan portfolio averaged $13.84 billion and $10.54 billion during the three months ended June 30, 2022 and 2021, respectively. Our loan portfolio averaged $11.90 billion and $10.78 billion during the six months ended June 30, 2022 and 2021, respectively. Loans receivable were $13.92 billion and $9.84 billion as of June 30, 2022 and December 31, 2021, respectively.
From December 31, 2021 to June 30, 2022, the Company experienced an increase of approximately $4.09 billion in loans. The increase in loans was primarily due to the acquisition of $3.65 billion in loans, net of purchase accounting adjustments, from Happy in the second quarter of 2022 and $242.2 million in marine loans from LendingClub Bank during the first quarter of 2022, as well as $192.9 million in organic loan growth. The $192.9 million in organic loan growth included $498.6 million in loan growth for Centennial CFG which was partially offset by $177.9 million in loan decline within the remaining footprint as well as $127.8 million in PPP loan decline. As of June 30, 2022, the Company had $37.2 million of PPP loans.
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, Texas, Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Texas, Alabama and New York. Loans receivable were approximately $3.03 billion, $3.49 billion, $3.66 billion, $202.5 million, $1.12 billion and $2.42 billion as of June 30, 2022 in Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG, respectively.
As of June 30, 2022, we had approximately $1.05 billion of construction land development loans which were collateralized by land. This consisted of approximately $136.8 million for raw land and approximately $912.5 million for land with commercial and/or residential lots.

Table 8 presents our loans receivable balances by category as of June 30, 2022 and December 31, 2021.
Table 8: Loans Receivable

	June 30, 2022	December 31, 2021
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$5,092,539	$3,889,284
Construction/land development	2,595,384	1,850,050
Agricultural	329,106	130,674
Residential real estate loans:
Residential 1-4 family	1,708,221	1,274,953
Multifamily residential	389,633	280,837
Total real estate	10,114,883	7,425,798
Consumer	1,106,343	825,519
Commercial and industrial	2,187,771	1,386,747
Agricultural	324,630	43,920
Other	190,246	154,105
Total loans receivable	$13,923,873	$9,836,089
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
As of June 30, 2022, commercial real estate loans totaled $8.02 billion, or 57.6%, of loans receivable, as compared to $5.87 billion, or 59.7%, of loans receivable, as of December 31, 2021. Commercial real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $1.97 billion, $2.27 billion, $2.14 billion, $87.9 million, zero and $1.55 billion at June 30, 2022, respectively.
Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 38.6% and 51.6% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of June 30, 2022, with the remaining 9.8% relating to condos and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of June 30, 2022, residential real estate loans totaled $2.10 billion, or 15.1%, of loans receivable, compared to $1.56 billion, or 15.8%, of loans receivable, as of December 31, 2021. Residential real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $416.6 million, $862.2 million, $562.8 million, $49.3 million, zero and $206.9 million at June 30, 2022, respectively.
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

As of June 30, 2022, consumer loans totaled $1.11 billion, or 7.9%, of loans receivable, compared to $825.5 million, or 8.4%, of loans receivable, as of December 31, 2021. Consumer loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $23.2 million, $7.8 million, $31.3 million, $977,000, $1.04 billion and zero at June 30, 2022, respectively.
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
As of June 30, 2022, commercial and industrial loans totaled $2.19 billion, or 15.7%, of loans receivable, compared to $1.39 billion, or 14.1%, of loans receivable, as of December 31, 2021. Commercial and industrial loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $453.9 million, $288.4 million, $653.0 million, $56.4 million, $73.1 million and $662.9 million at June 30, 2022, respectively.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for impairment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $152.3 million and $448,000 in PCD loans, as of June 30, 2022 and December 31, 2021, respectively.

Table 9 sets forth information with respect to our non-performing assets as of June 30, 2022 and December 31, 2021. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 9: Non-performing Assets

	As of June 30, 2022	As of December 31, 2021
	(Dollars in thousands)
Non-accrual loans	$44,170	$47,158
Loans past due 90 days or more (principal or interest payments)	16,432	3,035
Total non-performing loans	60,602	50,193
Other non-performing assets
Foreclosed assets held for sale, net	373	1,630
Other non-performing assets	104	—
Total other non-performing assets	477	1,630
Total non-performing assets	$61,079	$51,823
Allowance for credit losses to non-accrual loans	666.21%	501.96%
Allowance for credit losses to non-performing loans	485.57	471.61
Non-accrual loans to total loans	0.32	0.48
Non-performing loans to total loans	0.44	0.51
Non-performing assets to total assets	0.25	0.29
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
Total non-performing loans were $60.6 million and $50.2 million as of June 30, 2022 and December 31, 2021, respectively. Non-performing loans at June 30, 2022 were $15.0 million, $33.3 million, $5.5 million, $813,000, $1.3 million and $4.7 million in the Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets, respectively.
The $4.7 million balance of non-accrual loans for our Centennial CFG market consists of one loan that is assessed for credit risk by the Federal Reserve under the Shared National Credit Program. The decision to place this loan on non-accrual status was made by the Federal Reserve and not the Company. The loan that makes up the total balance is still current on both principal and interest. However, all interest payments are currently being applied to the principal balance. Because the Federal Reserve required us to place this loan on non-accrual status, we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve.
Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. As of June 30, 2022, we had $5.9 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $3.6 million and our Arkansas market contains $2.3 million of these restructured loans.
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

The majority of the Bank’s loan modifications relates to commercial lending and involves reducing the interest rate, changing from a principal and interest payment to interest-only, lengthening the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At June 30, 2022 and December 31, 2021, the amount of TDRs was $6.6 million and $7.5 million, respectively. As of June 30, 2022 and December 31, 2021, 88.9% and 85.7%, respectively, of all restructured loans were performing to the terms of the restructure.
Total foreclosed assets held for sale were $373,000 as of June 30, 2022, compared to $1.6 million as of December 31, 2021 for a decrease of $1.3 million. The foreclosed assets held for sale as of June 30, 2022 are comprised of $8,000 of assets located in Arkansas, $260,000 located in Florida, $105,000 located in Texas and zero from Alabama, SPF and Centennial CFG.
Table 10 shows the summary of foreclosed assets held for sale as of June 30, 2022 and December 31, 2021.
Table 10: Foreclosed Assets Held For Sale

	As of June 30, 2022	As of December 31, 2021
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$49	$536
Construction/land development	55	834
Residential real estate loans
Residential 1-4 family	269	260
Multifamily residential	—	—
Total foreclosed assets held for sale	$373	$1,630
A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of June 30, 2022 and December 31, 2021, impaired loans were $385.1 million and $331.5 million, respectively. The amortized cost balance for loans with a specific allocation increased from $284.0 million to $323.1 million, and the specific allocation for impaired loans increased by approximately $6.6 million for the period ended June 30, 2022 compared to the period ended December 31, 2021. The Company is continuing to monitor these impaired loans and will adjust the discount as necessary. As of June 30, 2022, our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets accounted for approximately $176.3 million, $145.0 million, $57.1 million, $813,000, $1.3 million and $4.7 million of the impaired loans, respectively.

Past Due and Non-Accrual Loans
Table 11 shows the summary of non-accrual loans as of June 30, 2022 and December 31, 2021:
Table 11: Total Non-Accrual Loans

	As of June 30, 2022	As of December 31, 2021
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$14,247	$11,923
Construction/land development	1,050	1,445
Agricultural	194	897
Residential real estate loans
Residential 1-4 family	17,210	16,198
Multifamily residential	156	156
Total real estate	32,857	30,619
Consumer	1,321	1,648
Commercial and industrial	8,698	13,875
Agricultural & other	1,294	1,016
Total non-accrual loans	$44,170	$47,158
If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $672,000 and $795,000, respectively, would have been recorded for the three-month periods ended June 30, 2022 and 2021. If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.3 million and $1.6 million, respectively, would have been recorded for the six month periods ended June 30, 2022 and 2021. The interest income recognized on non-accrual loans for the three and six months ended June 30, 2022 and 2021 was considered immaterial.
Table 12 shows the summary of accruing past due loans 90 days or more as of June 30, 2022 and December 31, 2021:
Table 12: Loans Accruing Past Due 90 Days or More

	As of June 30, 2022	As of December 31, 2021
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$10,712	$2,225
Construction/land development	246	—
Agricultural	711	—
Residential real estate loans
Residential 1-4 family	2,378	701
Multifamily residential	—	—
Total real estate	14,047	2,926
Consumer	43	2
Commercial and industrial	2,342	107
Other	—	—
Total loans accruing past due 90 days or more	$16,432	$3,035
Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.44% and 0.51% at June 30, 2022 and December 31, 2021, respectively.

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
The Company uses the discounted cash flow (“DCF”) method to estimate expected losses for all of the Company’s loan pools. These pools are as follows: construction & land development; other commercial real estate; residential real estate; commercial & industrial; and consumer & other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.
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
Management qualitatively adjusts model results for risk factors ("Q-Factors") that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These Q-Factors and other qualitative adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor and other qualitative adjustments include, among other things, the impact of (i) changes in lending policies, procedures and strategies; (ii) changes in nature and volume of the portfolio; (iii) staff experience; (iv) changes in volume and trends in classified loans, delinquencies and nonaccruals; (v) concentration risk; (vi) trends in underlying collateral values; (vii) external factors such as competition, legal and regulatory environment; (viii) changes in the quality of the loan review system; and (ix) economic conditions.

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
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for impairment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses.
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
The Company had $385.1 million and $331.5 million in collateral-dependent impaired loans for the periods ended June 30, 2022 and December 31, 2021, respectively.
Loans Collectively Evaluated for Impairment. Loans receivable collectively evaluated for impairment increased by approximately $4.04 billion from $9.54 billion at December 31, 2021 to $13.57 billion at June 30, 2022. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment was 1.74% and 1.94% at June 30, 2022 and December 31, 2021, respectively.
Charge-offs and Recoveries. Total charge-offs increased to $3.3 million for the three months ended June 30, 2022, compared to $3.0 million for the same period in 2021. Total charge-offs decreased to $5.6 million for the six months ended June 30, 2022, compared to $6.1 million for the same period in 2021. Total recoveries were $778,000 and $542,000 for the three months ended June 30, 2022 and 2021, respectively. Total recoveries were $1.1 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022, net charge-offs were $262,000 for Arkansas, $1.5 million for Florida, $724,000 for Texas, $35,000 for Alabama and zero for Centennial CFG, partially offset by net recoveries of $63,000 for SPF. These equal a net charge-off position of $2.5 million. For the six months ended June 30, 2022, net charge-offs were $530,000 for Arkansas, $2.7 million for Florida, $724,000 for Texas, $36,000 for Alabama, $395,000 for SPF and zero for Centennial CFG. These equal a net charge-off position of $4.4 million.
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

Table 13 shows the allowance for credit losses, charge-offs and recoveries as of and for the three and six months ended June 30, 2022 and 2021.
Table 13: Analysis of Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Balance, beginning of year	$234,768	$242,932	$236,714	$245,473
Allowance for credit losses on PCD loans - Happy acquisition	16,816	—	16,816	—
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	—	576	—	595
Construction/land development	—	—	—	—
Agricultural	—	42	—	42
Residential real estate loans:
Residential 1-4 family	39	97	289	323
Multifamily residential	—	—	—	—
Total real estate	39	715	289	960
Consumer	2,174	55	2,237	122
Commercial and industrial	—	1,931	1,416	4,210
Agricultural	—	—	—	—
Other	1,052	322	1,633	778
Total loans charged off	3,265	3,023	5,575	6,070
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	52	54	78	68
Construction/land development	302	17	317	39
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	23	104	49	166
Multifamily residential	—	—	—	—
Total real estate	377	175	444	273
Consumer	37	(14)	48	32
Commercial and industrial	221	226	330	302
Agricultural	—	—	—	—
Other	143	155	320	441
Total recoveries	778	542	1,142	1,048
Net loans charged off	2,487	2,481	4,433	5,022
Provision for credit loss - acquired loans	45,170	—	45,170	—
Balance, June 30	$294,267	$240,451	$294,267	$240,451
Net charge-offs to average loans receivable	0.07%	0.09%	0.08%	0.09%
Allowance for credit losses to total loans	2.11	2.36	2.11	2.36
Allowance for credit losses to net charge-offs	2,949.95	2,416.29	3,291.77	2,374.30

Table 14 presents the allocation of allowance for credit losses as of June 30, 2022 and December 31, 2021.
Table 14: Allocation of Allowance for Credit Losses

	As of June 30, 2022		As of December 31, 2021
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$113,645	36.6%	$86,910	39.5%
Construction/land development	36,689	18.6	28,415	18.8
Agricultural residential real estate loans	1,550	2.4	308	1.3
Residential real estate loans:
Residential 1-4 family	47,343	12.3	45,364	13.0
Multifamily residential	3,803	2.8	3,094	2.9
Total real estate	203,030	72.7	164,091	75.5
Consumer	20,460	7.9	16,612	8.4
Commercial and industrial	66,894	15.7	52,910	14.1
Agricultural	1,415	2.3	152	0.4
Other	2,468	1.4	2,949	1.6
Total	$294,267	100.0%	$236,714	100.0%
(1)Percentage of loans in each category to total loans receivable.
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 5.2 years as of June 30, 2022.
Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. As of June 30, 2022, we had $1.37 billion of held-to-maturity securities. Of the $1.37 billion of held-to-maturity securities as of June 30, 2022, $1.09 billion, or 79.7%, is invested in obligations of state and political subdivisions and the other $277.7 million, or 20.3%, is invested in U.S. Treasury securities.
Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive (loss) income. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $3.79 billion and $3.12 billion as June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022, $1.98 billion, or 52.2%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $1.54 billion, or 49.3%, of our available-for-sale securities as of December 31, 2021. To reduce our income tax burden, $934.5 million, or 24.6%, of our available-for-sale securities portfolio as of June 30, 2022, were primarily invested in tax-exempt obligations of state and political subdivisions, compared to $997.0 million, or 32.0%, of our available-for-sale securities as of December 31, 2021. We had $451.5 million, or 11.9%, invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2022, compared to $433.0 million, or 13.9%, of our available-for-sale securities as of December 31, 2021. Also, we had approximately $427.3 million, or 11.3%, invested in other securities as of June 30, 2022, compared to $151.9 million, or 4.9% of our available-for-sale securities as of December 31, 2021.

The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
The Company recorded a $2.0 million provision for credit losses on the held-to-maturity investment securities during the second quarter of 2022 as a result of the investment securities acquired as part of the Happy acquisition. Of the Company's held-to-maturity securities, $1.09 billion, or 79.7% are municipal securities. To estimate the necessary loss provision, the Company utilized historical default and recovery rates of the municipal bond sector and applied these rates using a pooling method. The remainder of investments classified as held-to-maturity are U.S. Treasury securities. Due to the inherent low risk in U.S. Treasury securities, no provision for credit loss was established on that portion of the portfolio.
At June 30, 2022, the Company determined that the allowance for credit losses of $842,000, resulting from economic uncertainty, was adequate for the available-for-sale investment portfolio, and the allowance for credit losses for the HTM portfolio resulting from the Happy acquisition was considered adequate. No additional provision for credit losses was considered necessary for the portfolio.
See Note 3 to the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.
Deposits
Our deposits averaged $19.94 billion and $17.17 billion for the three and six months ended June 30, 2022, respectively. Our deposits averaged $13.77 billion and $13.40 billion for the three and six months ended June 30, 2021, respectively. Total deposits were $19.58 billion as of June 30, 2022, and $14.26 billion as of December 31, 2021. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
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

Table 15 reflects the classification of the brokered deposits as of June 30, 2022 and December 31, 2021.
Table 15: Brokered Deposits

	June 30, 2022	December 31, 2021
	(In thousands)
Time Deposits	$—	$—
CDARS	—	—
Insured Cash Sweep and Other Transaction Accounts	626,929	625,704
Total Brokered Deposits	$626,929	$625,704
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. In 2020, the Federal Reserve lowered the target rate to 0.00% to 0.25%. This remained in effect throughout all of 2021. On March 16, 2022, the target rate was increased to 0.25% to 0.50%. On May 4, 2022, the target rate was increased to 0.75% to 1.00%. On June 15, 2022, the target rate was increased to 1.50% to 1.75%. Presently, the Federal Reserve has indicated they are anticipating multiple rate increases for 2022.
Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and six months ended June 30, 2022 and 2021.
Table 16: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2022		2021
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$6,138,497	—%	$3,966,968	—%
Interest-bearing transaction accounts	10,999,598	0.35	7,816,822	0.20
Savings deposits	1,633,014	0.07	867,904	0.06
Time deposits:
$100,000 or more	731,761	0.36	761,017	1.06
Other time deposits	439,099	0.27	362,270	0.51
Total	$19,941,969	0.22%	$13,774,981	0.19%

	Six Months Ended June 30,
	2022		2021
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$5,152,673	—%	$3,724,854	—%
Interest-bearing transaction accounts	9,701,529	0.27	7,682,933	0.22
Savings deposits	1,305,703	0.07	829,781	0.06
Time deposits:
$100,000 or more	625,901	0.46	797,619	1.12
Other time deposits	387,699	0.29	368,502	0.56
Total	$17,173,505	0.18%	$13,403,689	0.21%

Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $22.3 million, or 15.8%, from $140.9 million as of December 31, 2021 to $118.6 million as of June 30, 2022.
FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $400.0 million at both June 30, 2022 and December 31, 2021. The Company had no other borrowed funds as of June 30, 2022 or December 31, 2021. At June 30, 2022 and December 31, 2021, all of the outstanding balances were classified as long-term advances. The FHLB advances mature in 2033 with fixed interest rates ranging from 1.76% to 2.26%. Expected maturities could differ from contractual maturities because FHLB may have the right to call or the Company may have the right to prepay certain obligations.
Subordinated Debentures
Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $458.5 million and $371.1 million as of June 30, 2022 and December 31, 2021, respectively.
The Company holds trust preferred securities with a face amount of $17.6 million which are currently callable without penalty based on the terms of the specific agreements. The trust preferred securities are tax-advantaged issues that previously qualified for Tier 1 capital treatment subject to certain limitations. However, now that the Company has exceeded $15 billion in assets and has completed the acquisition of Happy Bancshares, the Tier 1 treatment of the Company’s outstanding trust preferred securities has been eliminated, and these securities are now treated as Tier 2 capital. Distributions on these securities are included in interest expense. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s subordinated debentures, the sole asset of each trust. The trust preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the subordinated debentures held by the trust. The Company wholly owns the common securities of each trust. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related subordinated debentures. The Company’s obligations under the subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust. The Company has received approval from the Federal Reserve to redeem the trust preferred securities, and is in the process of redeeming all of its trust preferred securities.
On April 1, 2022, the Company acquired $23.2 million in trust preferred securities from Happy which were currently callable without penalty based on the terms of the specific agreements. During the quarter, $10.7 million of these trust preferred securities were paid off without penalty. As of June 30, 2022, the Company held a face amount of $12.5 million in trust preferred securities acquired from Happy.
During the second quarter, the Company chose to redeem an additional $68.1 million in trust preferred securities held prior to the acquisition of Happy. As of June 30, 2022, the Company's remaining balance of trust preferred securities which were held prior to the acquisition of Happy was $5.1 million.
On April 1, 2022, the Company acquired $140.0 million of subordinated notes from Happy. These notes have a maturity date of July 31, 2030 and carry a fixed rate of 5.500% for the first five years. Thereafter, the notes bear interest at 3-month Secured Overnight Funding Rate (SOFR) plus 5.345% resetting quarterly. Interest payments are due semi-annually and the notes include a right of prepayment without penalty on or after July 31, 2025.
On January 18, 2022, the Company completed an underwritten public offering of $300.0 million in aggregate principal amount of its 3.125% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “2032 Notes”) for net proceeds, after underwriting discounts and issuance costs, of approximately $296.4 million. The 2032 Notes are unsecured, subordinated debt obligations of the Company and will mature on January 30, 2032. From and including the date of issuance to, but excluding January 30, 2027 or the date of earlier redemption, the 2032 Notes will bear interest at an initial rate of 3.125% per annum, payable in arrears on January 30 and July 30 of each year. From and including January 30, 2027 to, but excluding the maturity date or earlier redemption, the 2032 Notes will bear interest at a floating rate equal to the Benchmark rate (which is expected to be Three-Month Term SOFR), each as defined in and subject to the provisions of the applicable supplemental indenture for the 2032 Notes, plus 182 basis points, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, commencing on April 30, 2027.

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
The Company, beginning with the interest payment date of April 15, 2022, and on any interest payment date thereafter, was permitted to redeem the 2027 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. On April 15, 2022, the Company completed the payoff of the 2027 Notes in aggregate principal amount of $300.0 million. Each 2027 Note was redeemed pursuant to the terms of the Subordinated Indenture, as supplemented by the First Supplemental Indenture, each dated as of April 3, 2017, between the Company and U.S. Bank Trust Company, National Association, the Trustee for the 2027 Notes, at the redemption price of 100% of its principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date.
Stockholders’ Equity
Stockholders’ equity increased $732.8 million to $3.50 billion as of June 30, 2022, compared to $2.77 billion as of December 31, 2021. The $732.8 million increase in stockholders’ equity is primarily associated with the $961.3 million in common stock issued to Happy shareholders for the acquisition of Happy on April 1, 2022 and the $80.9 million in net income for the six months ended June 30, 2022, partially offset by the $226.4 million in other comprehensive loss, the $61.0 million of shareholder dividends paid and stock repurchases of $26.6 million in 2022. As of June 30, 2022 and December 31, 2021, our equity to asset ratio was 14.43% and 15.32%, respectively. Book value per share was $17.04 as of June 30, 2022, compared to $16.90 as of December 31, 2021, a 3.5% annualized increase.
Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.165 and $0.14 per share for the three months ended June 30, 2022 and 2021, respectively. The common stock dividend payout ratio for the three months ended June 30, 2022 and 2021 was 212.4% and 29.2%, respectively. The common stock dividend payout ratio for the six months ended June 30, 2022 and 2021 was 75.4% and 27.1%, respectively. On July 22, 2022, the Board of Directors declared a regular $0.165 per share quarterly cash dividend payable September 7, 2022, to shareholders of record August 17, 2022.
Stock Repurchase Program. On January 22, 2021, the Company’s Board of Directors authorized the repurchase of up to an additional 20,000,000 shares of its common stock under the previously approved stock repurchase program. We repurchased a total of 1,212,732 shares with a weighted-average stock price of $21.89 per share during the first six months of 2022. The remaining balance available for repurchase was 20,877,933 shares at June 30, 2022.
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
Basel III permanently grandfathers trust preferred securities and other non-qualifying capital instruments that were issued and outstanding as of May 19, 2010 in the Tier 1 capital of bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. The rule phases out of Tier 1 capital these non-qualifying capital instruments issued before May 19, 2010 by all other bank holding companies. However, now that the Company has exceeded $15 billion in assets and has completed the acquisition of Happy Bancshares, the Tier 1 treatment of the Company’s outstanding trust preferred securities has been eliminated, and these securities are now treated as Tier 2 capital.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2022 and December 31, 2021, we met all regulatory capital adequacy requirements to which we were subject.
On January 18, 2022, the Company completed an underwritten public offering of the 2032 Notes in aggregate principal amount of $300.0 million. The 2032 Notes are unsecured, subordinated debt obligations of the Company and will mature on January 30, 2032. The Company may, beginning with the interest payment date of January 30, 2027, and on any interest payment date thereafter, redeem the 2032 Notes, in whole or in part, subject to prior approval of the Federal Reserve if then required, at a redemption price equal to 100% of the principal amount of the 2032 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the 2032 Notes at any time, including prior to January 30, 2027, at the Company’s option, in whole but not in part, subject to prior approval of the Federal Reserve if then required, if certain events occur that could impact the Company’s ability to deduct interest payable on the 2032 Notes for U.S. federal income tax purposes or preclude the 2032 Notes from being recognized as Tier 2 capital for regulatory capital purposes, or if the Company is required to register as an investment company under the Investment Company Act of 1940, as amended. In each case, the redemption would be at a redemption price equal to 100% of the principal amount of the 2032 Notes plus any accrued and unpaid interest to, but excluding, the redemption date.
On April 1, 2022, the Company acquired $140.0 million of subordinated notes from Happy. These notes have a maturity date of July 31, 2030 and carry a fixed rate of 5.500% for the first five years. Thereafter, the notes bear interest at 3-month Secured Overnight Funding Rate (SOFR) plus 5.345% resetting quarterly. Interest payments are due semi-annually and the notes include a right of prepayment without penalty on or after July 31, 2025.
On April 3, 2017, the Company completed an underwritten public offering of the 2027 Notes in aggregate principal amount of $300.0 million. The 2027 Notes are unsecured, subordinated debt obligations and mature on April 15, 2027. On April 15, 2022, the Company completed the payoff of the 2027 Notes in aggregate principal amount of $300.0 million. Each 2027 Note was redeemed pursuant to the terms of the Subordinated Indenture, as supplemented by the First Supplemental Indenture, each dated as of April 3, 2017, between the Company and U.S. Bank Trust Company, National Association, the Trustee for the 2027 Notes, at the redemption price of 100% of its principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date.

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
Table 17 presents our risk-based capital ratios on a consolidated basis as of June 30, 2022 and December 31, 2021.
Table 17: Risk-Based Capital

	As of June 30, 2022	As of December 31, 2021
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$3,498,565	$2,765,721
ASC 326 transitional period adjustment	24,369	55,143
Goodwill and core deposit intangibles, net	(1,461,362)	(997,605)
Unrealized (gain) loss on available-for-sale securities	215,905	(10,462)
Total common equity Tier 1 capital	2,277,477	1,812,797
Qualifying trust preferred securities	17,630	71,270
Total Tier 1 capital	2,295,107	1,884,067
Tier 2 capital
Allowance for credit losses	294,267	236,714
ASC 326 transitional period adjustment	(24,369)	(55,143)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(46,178)	(33,514)
Qualifying allowance for credit losses	223,720	148,057
Qualifying subordinated notes	440,825	299,824
Total Tier 2 capital	664,545	447,881
Total risk-based capital	$2,959,652	$2,331,948
Average total assets for leverage ratio	$23,482,743	$16,960,683
Risk weighted assets	$17,817,635	$11,793,539
Ratios at end of period
Common equity Tier 1 capital	12.78%	15.37%
Leverage ratio	9.77	11.11
Tier 1 risk-based capital	12.88	15.98
Total risk-based capital	16.61	19.77
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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
The tables below present non-GAAP reconciliations of earnings, as adjusted, and diluted earnings per share, as adjusted, as well as the non-GAAP computations of tangible book value per share; return on average assets, excluding intangible amortization; return on average assets, as adjusted; return on average common equity, as adjusted; return on average tangible equity excluding intangible amortization; return on average tangible equity, as adjusted; tangible equity to tangible assets; and efficiency ratio, as adjusted. The items used in these calculations are included in financial results presented in accordance with GAAP.
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

In Table 18 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 18: Earnings, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$15,978	$79,070	$80,870	$170,672
Pre-tax adjustments:
Merger and acquisition expenses	48,731	—	49,594	—
Initial provision for credit losses - acquisition	58,585	—	58,585	—
Fair value adjustment for marketable securities	1,801	(1,250)	(324)	(7,032)
Special dividend from equity investment	(1,434)	(2,200)	(1,434)	(10,273)
TRUPS redemption fees	2,081	—	2,081	—
Recoveries on historic losses	(2,353)	—	(5,641)	(5,107)
Gain on securities	—	—	—	(219)
Total pre-tax adjustments	107,411	(3,450)	102,861	(22,631)
Tax-effect of adjustments(1)	26,396	(888)	25,176	(5,825)
Total adjustments after-tax (B)	81,015	(2,562)	77,685	(16,806)
Earnings, as adjusted (C)	$96,993	$76,508	$158,555	$153,866
Average diluted shares outstanding (D)	206,015	165,226	185,223	165,314
GAAP diluted earnings per share: A/D	$0.08	$0.48	$0.44	$1.03
Adjustments after-tax: B/D	0.39	(0.02)	0.42	(0.10)
Diluted earnings per common share excluding adjustments: C/D	$0.47	$0.46	$0.86	$0.93
(1) Blended statutory rate of 25.1475% for 2022 and 25.74% for 2021
We had $1.46 billion, $998.1 million, and $1.00 billion total goodwill, core deposit intangibles and other intangible assets as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity, return on average tangible equity excluding intangible amortization, and tangible equity to tangible assets are useful in evaluating our company. Management also believes return on average assets, as adjusted, return on average equity, as adjusted, and return on average tangible equity, as adjusted, are meaningful non-GAAP financial measures, as they exclude items such as certain non-interest income and expenses that management believes are not indicative of our primary business operating results. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 19 through 22, respectively.
Table 19: Tangible Book Value Per Share

	As of June 30, 2022	As of December 31, 2021
	(In thousands, except per share data)
Book value per share: A/B	$17.04	$16.90
Tangible book value per share: (A-C-D)/B	9.92	10.80
(A) Total equity	$3,498,565	$2,765,721
(B) Shares outstanding	205,291	163,699
(C) Goodwill	1,398,400	973,025
(D) Core deposit and other intangibles	63,410	25,045

Table 20: Return on Average Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Return on average assets: A/D	0.26%	1.81%	0.75%	2.01%
Return on average assets excluding intangible amortization: (A+B)/(D-E)	0.31	1.95	0.83	2.16
Return on average assets, as adjusted: (A+C)/D	1.57	1.75	1.48	1.81
(A) Net income	$15,978	$79,070	$80,870	$170,672
Intangible amortization after-tax	1,854	1,055	2,903	2,110
(B) Earnings excluding intangible amortization	$17,832	$80,125	$83,773	$172,782
(C) Adjustments after-tax	$81,015	$(2,562)	$77,685	$(16,806)
(D) Average assets	24,788,365	17,491,359	21,608,387	17,107,259
(E) Average goodwill, core deposits and other intangible assets	1,423,466	1,001,598	1,211,580	1,002,301
Table 21: Return on Average Equity

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Return on average equity: A/D	1.78%	11.92%	5.14%	13.02%
Return on average common equity, as adjusted: (A+C)/D	10.83	11.54	10.08	11.74
Return on average tangible equity excluding intangible amortization: B/(D-E)	3.30	19.38	8.62	21.24
Return on average tangible common equity, as adjusted: (A+C)/(D-E)	17.94	18.50	16.31	18.91
(A) Net income	$15,978	$79,070	$80,870	$170,672
(B) Earnings excluding intangible amortization	17,832	80,125	83,773	172,782
(C) Adjustments after-tax	81,015	(2,562)	77,685	(16,806)
(D) Average equity	3,591,758	2,660,147	3,172,200	2,642,978
(E) Average goodwill, core deposits and other intangible assets	1,423,466	1,001,598	1,211,580	1,002,301
Table 22: Tangible Equity to Tangible Assets

	As of June 30, 2022	As of December 31, 2021
	(Dollars in thousands)
Equity to assets: B/A	14.43%	15.32%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	8.94	10.36
(A) Total assets	$24,253,168	$18,052,138
(B) Total equity	3,498,565	2,765,721
(C) Goodwill	1,398,400	973,025
(D) Core deposit and other intangibles	63,410	25,045

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
Table 23: Efficiency Ratio, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net interest income (A)	$198,758	$141,252	$329,906	$289,340
Non-interest income (B)	44,581	31,120	75,250	76,396
Non-interest expense (C)	165,482	72,982	242,378	145,848
FTE Adjustment (D)	2,471	1,774	4,209	3,595
Amortization of intangibles (E)	2,477	1,421	3,898	2,842
Adjustments:
Non-interest income:
Fair value adjustment for marketable securities	$(1,801)	$1,250	$324	$7,032
Special dividend from equity investment	1,434	2,200	1,434	10,273
Gain on OREO, net	9	619	487	1,020
Gain (loss) on branches, equipment and other assets, net	2	(23)	18	(52)
Gain on securities, net	—	—	—	219
Recoveries on historic losses	2,353	—	5,641	5,107
Total non-interest income adjustments (F)	$1,997	$4,046	$7,904	$23,599
Non-interest expense:
Merger and acquisition expenses	48,731	—	49,594	—
Total non-core non-interest expense (G)	$50,812	$—	$51,675	$—
Efficiency ratio (reported): ((C-E)/(A+B+D))	66.31%	41.09%	58.26%	38.72%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	46.02	42.07	46.53	41.36
Recently Issued Accounting Pronouncements
See Note 21 to the Condensed Notes to Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.
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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At June 30, 2022, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Table 24 presents our sensitivity to net interest income as of June 30, 2022.
Table 24: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	12.10%
Up 100 basis points	6.20
Down 100 basis points	(5.90)
Down 200 basis points	(9.60)

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
Changes in Internal Control Over Financial Reporting
On April 1, 2022, we completed our acquisition of Happy Bancshares, Inc. ("Happy"), and as a result, we extended our oversight and monitoring processes that support our internal control over financial reporting during the second quarter of 2022, to include the operations of Happy. Otherwise, there were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2022, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2022	572,732	$22.22	572,732	21,337,933
May 1 through May 31, 2022	180,000	21.55	180,000	21,157,933
June 1 through June 30, 2022	280,000	20.92	280,000	20,877,933
Total	1,032,732		1,032,732
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

3.12	Amended and Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K filed on January 28, 2021)

3.13	Amendment to the Amended and Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K filed on April 22, 2022)

4.1	Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.12 of the Company’s registration statement on Form S-3ASR (File No. 333-261495))

4.2	Instruments defining the rights of security holders including indentures. Home BancShares hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of Home BancShares and its consolidated subsidiaries. No issuance of debt exceeds ten percent of the assets of Home BancShares and its subsidiaries on a consolidated basis.

10.1	Employment Agreement by and between Mikel Williamson and Centennial Bank, effective April 1, 2022.***

15	Awareness of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	InlineXBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed herewith
**    The disclosure schedules referenced in the Agreement and Plan of Merger have been omitted pursuant to Item 601(a)(5) of SEC Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted disclosure schedule to the SEC upon request.
*** Filed herewith. Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of SEC Regulation S-K. The Company hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HOME BANCSHARES, INC.
(Registrant)

Date:	August 9, 2022	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	August 9, 2022	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	August 9, 2022	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer