Form 10-Q
period 2022-09-30
HOME BANCSHARES INC
filed 2022-11-04
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2022
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
Common Stock Issued and Outstanding: 203,971,240 shares as of November 3, 2022.

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
•increased regulatory requirements and supervision that apply as a result of our exceeding $10 billion in total assets;
•legislation and regulation affecting the financial services industry as a whole, and the Company and its subsidiaries in particular;
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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$268,929	$119,908
Interest-bearing deposits with other banks	1,311,492	3,530,407
Cash and cash equivalents	1,580,421	3,650,315
Fed funds sold	2,700	—
Investment securities – available-for-sale, net of allowance for credit losses	4,085,102	3,119,807
Investment securities — held-to-maturity, net of allowance for credit losses	1,251,007	—
Total investment securities	5,336,109	3,119,807
Loans receivable	13,829,311	9,836,089
Allowance for credit losses	(289,203)	(236,714)
Loans receivable, net	13,540,108	9,599,375
Bank premises and equipment, net	411,479	275,760
Foreclosed assets held for sale	365	1,630
Cash value of life insurance	212,619	105,135
Accrued interest receivable	88,671	46,736
Deferred tax asset, net	228,979	78,290
Goodwill	1,394,353	973,025
Core deposit intangibles	60,932	25,045
Other assets	300,634	177,020
Total assets	$23,157,370	$18,052,138
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$5,540,539	$4,127,878
Savings and interest-bearing transaction accounts	11,968,519	9,251,805
Time deposits	1,033,266	880,887
Total deposits	18,542,324	14,260,570
Securities sold under agreements to repurchase	121,555	140,886
FHLB and other borrowed funds	400,000	400,000
Accrued interest payable and other liabilities	192,908	113,868
Subordinated debentures	440,568	371,093
Total liabilities	19,697,355	15,286,417
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2022 and 2021; shares issued and outstanding 204,219,052 in 2022 and 163,699,282 in 2021	2,042	1,637
Capital surplus	2,404,388	1,487,373
Retained earnings	1,361,040	1,266,249
Accumulated other comprehensive (loss) income	(307,455)	10,462
Total stockholders’ equity	3,460,015	2,765,721
Total liabilities and stockholders’ equity	$23,157,370	$18,052,138
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
	(Unaudited)
Interest income:
Loans	$195,841	$142,609	$507,062	$435,210
Investment securities
Taxable	28,273	8,495	58,294	21,933
Tax-exempt	8,069	4,839	20,501	14,815
Deposits – other banks	10,763	1,117	19,001	2,234
Federal funds sold	9	—	13	—
Total interest income	242,955	157,060	604,871	474,192
Interest expense:
Interest on deposits	23,347	5,642	38,970	19,781
Federal funds purchased	—	—	2	—
FHLB and other borrowed funds	1,917	1,917	5,688	5,688
Securities sold under agreements to repurchase	434	102	729	399
Subordinated debentures	4,153	4,788	16,472	14,373
Total interest expense	29,851	12,449	61,861	40,241
Net interest income	213,104	144,611	543,010	433,951
Provision for credit losses on acquired loans	—	—	45,170	—
Provision for credit losses on acquired unfunded commitments	—	—	11,410	—
Provision for credit losses on unfunded commitments	—	—	—	(4,752)
Provision for credit losses on acquired held-to-maturity investment securities	—	—	2,005	—
Total credit loss expense (benefit)	—	—	58,585	(4,752)
Net interest income after credit loss expense (benefit)	213,104	144,611	484,425	438,703
Non-interest income:
Service charges on deposit accounts	10,756	5,941	26,980	16,059
Other service charges and fees	13,951	8,051	34,225	25,318
Trust fees	3,980	479	8,874	1,445
Mortgage lending income	4,179	5,948	14,091	20,317
Insurance commissions	601	586	1,739	1,556
Increase in cash value of life insurance	1,089	509	2,721	1,548
Dividends from FHLB, FRB, FNBB & other	1,741	2,661	6,384	13,916
Gain on sale of SBA loans	58	439	153	1,588
(Loss) gain on sale of branches, equipment and other assets, net	(13)	(34)	5	(86)
Gain on OREO, net	—	246	487	1,266
Gain on securities, net	—	—	—	219
Fair value adjustment for marketable securities	(2,628)	61	(2,304)	7,093
Other income	9,487	4,322	25,096	15,366
Total non-interest income	43,201	29,209	118,451	105,605
Non-interest expense:
Salaries and employee benefits	65,290	42,469	174,636	126,990
Occupancy and equipment	15,133	9,305	38,533	27,584
Data processing expense	8,747	6,024	25,880	17,787
Merger and acquisition expenses	—	1,006	49,594	1,006
Other operating expenses	25,176	16,815	68,081	48,100
Total non-interest expense	114,346	75,619	356,724	221,467
Income before income taxes	141,959	98,201	246,152	322,841
Income tax expense	33,254	23,209	56,577	77,177
Net income	$108,705	$74,992	$189,575	$245,664
Basic earnings per share	$0.53	$0.46	$0.99	$1.49
Diluted earnings per share	$0.53	$0.46	$0.99	$1.49
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
	(Unaudited)
Net income	$108,705	$74,992	$189,575	$245,664
Net unrealized loss on available-for-sale securities	(122,307)	(4,218)	(424,910)	(24,527)
Other comprehensive loss before tax effect	(122,307)	(4,218)	(424,910)	(24,527)
Tax effect on other comprehensive loss	30,757	1,102	106,993	6,410
Other comprehensive loss	(91,550)	(3,116)	(317,917)	(18,117)
Comprehensive income (loss)	$17,155	$71,876	$(128,342)	$227,547
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2022
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2022	$1,637	$1,487,373	$1,266,249	$10,462	$2,765,721
Comprehensive income:
Net income	—	—	64,892	—	64,892
Other comprehensive loss	—	—	—	(115,019)	(115,019)
Net issuance of 15,909 shares of common stock from exercise of stock options	1	129	—	—	130
Repurchase of 180,000 shares of common stock	(2)	(4,087)	—	—	(4,089)
Share-based compensation net issuance of 222,717 shares of restricted common stock	2	2,109	—	—	2,111
Cash dividends – Common Stock, $0.165 per share	—	—	(27,043)	—	(27,043)
Balances at March 31, 2022 (unaudited)	$1,638	$1,485,524	$1,304,098	$(104,557)	$2,686,703
Comprehensive income:
Net Income	—	—	15,978	—	15,978
Other comprehensive loss	—	—	—	(111,348)	(111,348)
Net issuance of 1,500 shares of common stock from exercise of stock options	—	26	—	—	26
Issuance of 42,425,352 shares of common stock including approximately $2.5 million in certain stock award settlements and stock issuance costs - Happy Bancshares acquisition	424	960,866	—	—	961,290
Repurchase of 1,032,732 shares of common stock	(10)	(22,482)	—	—	(22,492)
Share-based compensation net issuance of 138,499 shares of restricted common stock	1	2,337	—	—	2,338
Cash dividends – Common Stock, $0.165 per share	—	—	(33,930)	—	(33,930)
Balances at June 30, 2022 (unaudited)	$2,053	$2,426,271	$1,286,146	$(215,905)	$3,498,565
Comprehensive income:
Net Income	—	—	108,705	—	108,705
Other comprehensive loss	—	—	—	(91,550)	(91,550)
Net issuance of 1,574 shares of common stock from exercise of stock options	—	—	—	—	—
Repurchase of 1,045,799 shares of common stock	(10)	(24,278)	—	—	(24,288)
Share-based compensation net forfeiture of 27,250 shares of restricted stock	(1)	2,395	—	—	2,394
Cash dividends – Common Stock, $0.165 per share	—	—	(33,811)	—	(33,811)
Balances at September 30, 2022 (unaudited)	$2,042	$2,404,388	$1,361,040	$(307,455)	$3,460,015
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2021	$1,651	$1,520,617	$1,039,370	$44,120	$2,605,758
Comprehensive income:
Net income	—	—	91,602	—	91,602
Other comprehensive loss	—	—	—	(24,671)	(24,671)
Net issuance of 161,434 shares of common stock from exercise of stock options	1	2,321	—	—	2,322
Repurchase of 330,000 shares of common stock	(3)	(8,767)	—	—	(8,770)
Share-based compensation net issuance of 214,684 shares of restricted common stock	2	2,115	—	—	2,117
Cash dividends – Common Stock, $0.14 per share	—	—	(23,154)	—	(23,154)
Balances at March 31, 2021 (unaudited)	$1,651	$1,516,286	$1,107,818	$19,449	$2,645,204
Comprehensive income:
Net income	—	—	79,070	—	79,070
Other comprehensive income	—	—	—	9,670	9,670
Net issuance of 3,628 shares of common stock from exercise of stock options	—	—	—	—	—
Repurchase of 635,000 shares of common stock	(6)	(16,947)	—	—	(16,953)
Share-based compensation net issuance of 21,500 shares of restricted common stock	—	2,276	—	—	2,276
Cash dividends – Common Stock, $0.14 per share	—	—	(23,078)	—	(23,078)
Balances at June 30, 2021 (unaudited)	$1,645	$1,501,615	$1,163,810	$29,119	$2,696,189
Comprehensive income:
Net income	—	—	74,992	—	74,992
Other comprehensive loss	—	—	—	(3,116)	(3,116)
Repurchase of 476,500 shares of common stock	(5)	(11,274)	—	—	(11,279)
Share-based compensation net forfeiture of 4,000 shares of restricted stock	—	2,247	—	—	2,247
Cash dividends – Common Stock, $0.14 per share	—	—	(22,971)	—	(22,971)
Balances at September 30, 2021 (unaudited)	$1,640	$1,492,588	$1,215,831	$26,003	$2,736,062
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2022	2021
	(Unaudited)
Operating Activities
Net income	$189,575	$245,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	23,546	14,457
Decrease (increase) in value of equity securities	2,304	(7,093)
Amortization of securities, net	17,324	21,018
Accretion of purchased loans	(12,844)	(16,150)
Share-based compensation	6,843	6,640
Gain on assets	(645)	(2,987)
Provision for credit losses - acquired loans & unfunded commitments	56,580	—
Provision for credit losses - unfunded commitments	—	(4,752)
Provision for credit losses - acquired held-to-maturity investment securities	2,005	—
Deferred income tax effect	(9,671)	6,936
Increase in cash value of life insurance	(2,721)	(1,548)
Originations of mortgage loans held for sale	(432,589)	(599,787)
Proceeds from sales of mortgage loans held for sale	418,576	632,721
Changes in assets and liabilities:
Accrued interest receivable	(9,945)	11,951
Other assets	(2,170)	3,891
Accrued interest payable and other liabilities	22,999	(9,526)
Net cash provided by operating activities	269,167	301,435
Investing Activities
Net increase in federal funds sold	(2,700)	—
Net (increase) decrease in loans, excluding purchased loans	(84,995)	1,278,846
Purchases of investment securities – available-for-sale	(1,200,812)	(1,227,507)
Purchases of investment securities - held-to-maturity	(636,474)	—
Proceeds from maturities of investment securities – available-for-sale	458,291	487,242
Proceeds from maturities of investment securities – held-to-maturity	500,479	—
Proceeds from sales of investment securities – available-for-sale	—	18,112
Purchases of equity securities	(49,975)	(10,460)
Proceeds from sales of equity securities	13,778	15,354
Purchase of other investments	(38,224)	(7,970)
Proceeds from foreclosed assets held for sale	2,231	6,572
Proceeds from sale of SBA loans	3,745	16,722
Purchases of premises and equipment, net	(4,158)	(8,065)
Return of investment on cash value of life insurance	277	418
Purchase of marine loan portfolio	(242,617)	—
Net cash received - market acquisition	858,943	—
Net cash (used in) provided by investing activities	(422,211)	569,264
Financing Activities
Net (decrease) increase in deposits	(1,573,517)	1,277,581
Net decrease in securities sold under agreements to repurchase	(19,331)	(27,929)
Net decrease in FHLB and other borrowed funds	(78,330)	—
Retirement of subordinated debentures	(300,000)	—
Proceeds from issuance of subordinated debentures	296,324	—
Redemption of trust preferred securities	(96,499)	—
Proceeds from exercise of stock options	156	2,322
Repurchase of common stock	(50,869)	(37,002)
Dividends paid on common stock	(94,784)	(69,203)
Net cash (used in) provided by financing activities	(1,916,850)	1,145,769
Net change in cash and cash equivalents	(2,069,894)	2,016,468
Cash and cash equivalents – beginning of year	3,650,315	1,263,788
Cash and cash equivalents – end of period	$1,580,421	$3,280,256
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
Interim financial information
The accompanying unaudited consolidated financial statements as of September 30, 2022 and 2021 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in the national unemployment rate, gross domestic product, national retail sales index, housing price indices and rental vacancy rate index.
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
•Trust fees - The Company enters into contracts with its customers to manage assets for investment, and/or transact on their accounts. The Company generally satisfies its performance obligations as services are rendered. The management fees are percentage based, flat, percentage of income or a fixed percentage calculated upon the average balance of assets depending upon account type. Fees are collected on a monthly or annual basis.
Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$108,705	$74,992	$189,575	$245,664
Average shares outstanding	204,829	164,126	191,584	164,717
Effect of common stock options	306	477	357	333
Average diluted shares outstanding	205,135	164,603	191,941	165,050
Basic earnings per share	$0.53	$0.46	$0.99	$1.49
Diluted earnings per share	$0.53	$0.46	$0.99	$1.49
2. Business Combinations
Acquisition of Happy Bancshares, Inc.
On April 1, 2022, the Company completed the acquisition of Happy Bancshares, Inc. (“Happy”), and merged Happy State Bank into Centennial Bank. The Company issued approximately 42.4 million shares of its common stock valued at approximately $958.8 million as of April 1, 2022. In addition, the holders of certain Happy stock-based awards received approximately $3.7 million in cash in cancellation of such awards, for a total transaction value of approximately $962.5 million. The acquisition added new markets for expansion and brought complementary businesses together to drive synergies and growth.

Including the effects of the known purchase accounting adjustments, as of the acquisition date, Happy had approximately $6.69 billion in total assets, $3.65 billion in loans and $5.86 billion in customer deposits. Happy formerly operated its banking business from 62 locations in Texas.
The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. The Company will continue to review the estimated fair values of loans, deposits and intangible assets, and to evaluate the assumed tax positions and contingencies.
The Company has determined that the acquisition of the net assets of Happy constitutes a business combination as defined by the ASC Topic 805. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of ASC Topic 820. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The following schedule is a preliminary breakdown of the assets acquired and liabilities assumed as of the acquisition date as adjusted during the measurement period:

	Happy Bancshares, Inc.
	Acquired from Happy	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$112,999	$(87)	$112,912
Interest-bearing deposits with other banks	746,031	—	746,031
Cash and cash equivalents	859,030	(87)	858,943
Investment securities - available-for-sale, net of allowance for credit losses	1,773,540	8,485	1,782,025
Total investment securities	1,773,540	8,485	1,782,025
Loans receivable	3,657,009	(4,389)	3,652,620
Allowance for credit losses	(42,224)	25,408	(16,816)
Loans receivable, net	3,614,785	21,019	3,635,804
Bank premises and equipment, net	153,642	(6,977)	146,665
Foreclosed assets held for sale	193	(77)	116
Cash value of life insurance	105,049	3	105,052
Accrued interest receivable	31,575	—	31,575
Deferred tax asset, net	32,908	1,117	34,025
Goodwill	130,428	(130,428)	—
Core deposit and other intangibles	10,672	31,591	42,263
Other assets	43,330	7,233	50,563
Total assets acquired	$6,755,152	$(68,121)	$6,687,031
Liabilities
Deposits
Demand and non-interest-bearing	$1,932,756	$60	$1,932,816
Savings and interest-bearing transaction accounts	3,519,652	—	3,519,652
Time deposits	401,899	903	402,802
Total deposits	5,854,307	963	5,855,270
FHLB and other borrowed funds	74,212	4,118	78,330
Accrued interest payable and other liabilities	50,889	(6,258)	44,631
Subordinated debentures	159,965	7,625	167,590
Total liabilities assumed	$6,139,373	$6,448	$6,145,821
Equity
Total equity assumed	615,779	(615,779)	—
Total liabilities and equity assumed	$6,755,152	$(609,331)	$6,145,821
Net assets acquired			541,210
Purchase price			962,538
Goodwill			$421,328

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
Bank premises and equipment – Bank premises and equipment were acquired from Happy with a $7.0 million adjustment to fair value. This represents the difference between current appraisals completed in connection with the acquisition and book value acquired.
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
Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition, equal the amount payable on demand at the acquisition date. The $963,000 fair value adjustment applied for time deposits was because the weighted-average interest rate of Happy’s certificates of deposits were estimated to be below the current market rates.
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

During the third quarter of 2022, we continued to analyze the valuations assigned to the acquired assets and assumed liabilities and received updated information resulting in the revised fair values displayed below. We updated our estimated fair values of these items within our Consolidated Balance Sheet with a corresponding adjustment to goodwill. The changes are gross of taxes and reflected in the following table:

Acquired Asset or Liability	Balance Sheet Line Item	Provisional Estimate	Revised Estimate	Increase (Decrease)
		(In thousands)
Cash and due from banks	Cash and due from banks	112,867	112,912	45
Loans receivable	Loans receivable	3,652,706	3,652,620	(86)
Bank premises and equipment, net	Bank premises and equipment, net	142,067	146,665	4,598
Deferred tax asset, net	Deferred tax asset, net	35,414	34,025	(1,389)
Equity method investments & other receivables	Other assets	49,752	50,563	811
Goodwill	Goodwill	425,375	421,328	(4,047)
Demand and non-interest bearing deposits	Demand and non-interest bearing deposits	1,932,756	1,932,816	60
Accrued expense	Accrued interest payable and other liabilities	44,759	44,631	(128)
All measurement period adjustments made during third quarter of 2022 have been deemed insignificant individually and in the aggregate. The Company will finalize its valuation of the Happy acquisition within the measurement period (no later than April 1, 2023).
The impact to the income statement resulting from the changes to the estimated fair values was insignificant. We continue to analyze the assumptions and related valuation results associated with the acquired assets and assumed liabilities, and accordingly, the valuations of these assets and liabilities are not final as of September 30, 2022. However, the valuations will be finalized no later than April 1, 2023. As the valuations remain provision and subject to updates, the purchase accounting accretion/amortization are also subject to adjustments.
The unaudited pro-forma combined consolidated financial information presents how the combined financial information of HBI and Happy might have appeared had the businesses actually been combined. The following schedule represents the unaudited pro forma combined financial information as of the three and nine-month periods ended September 30, 2022 and 2021, assuming the acquisition was completed as of January 1, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Total interest income	$242,955	$211,405	$662,273	$629,548
Total non-interest income	43,201	43,792	131,352	145,277
Net income available to all shareholders	108,705	90,846	291,262	220,499

Basic earnings per common share	$0.53	$0.44	$1.42	$1.06
Diluted earnings per common share	$0.53	$0.44	$1.41	$1.06
The unaudited pro-forma consolidated financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined at the beginning of the period presented and had the impact of possible significant revenue enhancements and expense efficiencies from in-market cost savings, among other factors, been considered and, accordingly, does not attempt to predict or suggest future results. Pro-forma results include Happy merger expenses of $49.6 million, provision for credit losses on acquired loans of $45.2 million, provision for credit losses on acquired unfunded commitments of $11.4 million and provision for credit losses on acquired investment securities of $2.0 million for the nine months ended September 30, 2022 and 2021, respectively. The pro-forma financial information also does not necessarily reflect what the historical results of the combined company would have been had the companies been combined during this period.

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
3. Investment Securities
The following table summarizes the amortized cost and fair value of securities that are classified as available-for-sale and held-to-maturity are as follows:

	September 30, 2022
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$702,009	$—	$702,009	$3,024	$(23,029)	$682,004
Residential mortgage-backed securities	1,805,461	—	1,805,461	299	(207,313)	1,598,447
Commercial mortgage-backed securities	361,251	—	361,251	—	(21,023)	340,228
State and political subdivisions	1,033,621	(842)	1,032,779	709	(133,334)	900,154
Other securities	594,369	—	594,369	—	(30,100)	564,269
Total	$4,496,711	$(842)	$4,495,869	$4,032	$(414,799)	$4,085,102

	September 30, 2022
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$42,950	$—	$42,950	$—	$(3,092)	$39,858
Residential mortgage-backed securities	42,920	—	42,920	—	(612)	42,308
Commercial mortgage-backed securities	55,610	—	55,610	—	(923)	54,687
State and political subdivisions	1,111,532	(2,005)	1,109,527	19	(145,241)	964,305
Total	$1,253,012	$(2,005)	$1,251,007	$19	$(149,868)	$1,101,158

	December 31, 2021
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$433,829	$—	$433,829	$2,375	$(3,225)	$432,979
Residential mortgage-backed securities	1,175,185	—	1,175,185	4,085	(18,551)	1,160,719
Commercial mortgage-backed securities	372,702	—	372,702	6,521	(1,968)	377,255
State and political subdivisions	973,318	(842)	972,476	26,296	(1,794)	996,978
Other securities	151,449	—	151,449	1,781	(1,354)	151,876
Total	$3,106,483	$(842)	$3,105,641	$41,058	$(26,892)	$3,119,807
On April 1, 2022, the Company completed the acquisition of Happy. Including the effects of the known purchase accounting adjustments, as of the acquisition date, Happy had approximately $1.78 billion in investments, net of purchase accounting adjustments. The Company classified approximately $1.12 billion of investments acquired from Happy as held-to-maturity at the acquisition date.
Assets, principally investment securities, having a carrying value of approximately $2.27 billion and $1.15 billion at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $121.6 million and $140.9 million at September 30, 2022 and December 31, 2021, respectively.
The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at September 30, 2022, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$267,369	$266,669	$—	$—
Due after one year through five years	178,033	166,906	4,770	4,531
Due after five years through ten years	473,289	434,042	215,931	193,346
Due after ten years	1,405,700	1,273,224	933,781	806,286
Mortgage - backed securities: Residential	1,805,461	1,598,447	42,920	42,308
Mortgage - backed securities: Commercial	361,251	340,228	55,610	54,687
Other	5,608	5,586	—	—
Total	$4,496,711	$4,085,102	$1,253,012	$1,101,158
During the three and nine months ended September 30, 2022, no available-for-sale securities were sold.
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

The following table shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$325,781	$(5,292)	$117,320	$(17,737)	$443,101	$(23,029)
Residential mortgage-backed securities	881,787	(60,886)	659,272	(146,427)	1,541,059	(207,313)
Commercial mortgage-backed securities	250,331	(11,866)	74,932	(9,157)	325,263	(21,023)
State and political subdivisions	726,799	(104,506)	109,019	(28,828)	835,818	(133,334)
Other securities	388,583	(24,884)	41,184	(5,216)	429,767	(30,100)
Total	$2,573,281	$(207,434)	$1,001,727	$(207,365)	$3,575,008	$(414,799)
Held-to-maturity:
U.S. government-sponsored enterprises	39,858	(3,092)	—	—	39,858	(3,092)
State and political subdivisions	957,918	(145,241)	—	—	957,918	(145,241)
Residential mortgage-backed securities	14,973	(612)	—	—	14,973	(612)
Commercial mortgage-backed securities	16,513	(923)	—	—	16,513	(923)
Total	$1,029,262	$(149,868)	$—	$—	$1,029,262	$(149,868)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$120,730	$(1,356)	$78,124	$(1,869)	$198,854	$(3,225)
Residential mortgage-backed securities	854,807	(15,246)	104,897	(3,305)	959,704	(18,551)
Commercial mortgage-backed securities	100,702	(1,251)	28,711	(717)	129,413	(1,968)
State and political subdivisions	136,135	(1,282)	18,647	(512)	154,782	(1,794)
Other securities	75,744	(1,316)	2,703	(38)	78,447	(1,354)
Total	$1,288,118	$(20,451)	$233,082	$(6,441)	$1,521,200	$(26,892)
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

The Company recorded a $2.0 million provision for credit losses on the held-to-maturity investment securities during the second quarter of 2022 as a result of the investment securities acquired as part of the Happy acquisition. Of the Company's held-to-maturity securities, $1.11 billion, or 88.7% are municipal securities. To estimate the necessary loss provision, the Company utilized historical default and recovery rates of the municipal bond sector and applied these rates using a pooling method. The remainder of investments classified as held-to-maturity are U.S government-sponsored enterprises and mortgage-backed securities all of which are guaranteed by the U.S. government. Due to the inherent low risk in these U.S. government guaranteed securities, no provision for credit loss was established on this portion of the portfolio.
At September 30, 2022, the Company determined that the allowance for credit losses of $842,000, resulting from economic uncertainty, was adequate for the available-for-sale investment portfolio, and the allowance for credit losses for the held-to-maturity portfolio was considered adequate. No additional provision for credit losses was considered necessary for the portfolio.

Available-for-Sale Investment Securities
	September 30, 2022	December 31, 2021
	(In thousands)
Allowance for credit losses:
Beginning balance	$842	$842
Provision for credit loss	—	—
Balance, September 30	$842	$842
Provision for credit loss		—
Balance, December 31, 2021		$842

Held-to-Maturity Investment Securities
	September 30, 2022		December 31, 2021
	State and Political Subdivisions	Other Securities	State and Political Subdivisions	Other Securities
Allowance for credit losses:	(In thousands)
Beginning balance	$—	$—	$—	$—
Provision for credit loss - acquired securities	(2,005)	—	—	—
Securities charged-off	—	—	—	—
Recoveries	—	—	—	—
Balance, September 30, 2022	$(2,005)	$—	$—	$—
For the nine months ended September 30, 2022, the Company had available-for-sale investment securities with approximately $207.4 million in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 31.7% of the principal balance from the Company’s investment portfolio will mature or are expected to pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
As of September 30, 2022, the Company's available-for-sale securities portfolio consisted of 1,659 investment securities, 1,439 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $414.8 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $23.0 million on 63 securities. The residential mortgage-backed securities portfolio contained $207.3 million of unrealized losses on 592 securities, and the commercial mortgage-backed securities portfolio contained $21.0 million of unrealized losses on 151 securities. The state and political subdivisions portfolio contained $133.3 million of unrealized losses on 533 securities. In addition, the other securities portfolio contained $30.1 million of unrealized losses on 100 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has determined that an additional provision for credit losses is not necessary as of September 30, 2022.

As of September 30, 2022, the Company's held-to-maturity securities portfolio consisted of 501 investment securities, 487 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $149.9 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $3.1 million on 5 securities. The state and political subdivisions portfolio contained $145.2 million of unrealized losses on 477 securities. The residential mortgage-backed securities portfolio contained 612,000 of unrealized losses on 3 securities, and the commercial mortgage-backed securities portfolio contained 923,000 of unrealized losses on 2 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, the Company has determined that an additional provision for credit losses is not necessary as of September 30, 2022.
The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of September 30, 2022:

	State and Political Subdivisions	Other Securities	Total
	(In thousands)
Aaa/AAA	$233,398	$42,950	$276,348
Aa/AA	846,155	—	846,155
A	30,381	—	30,381
Baa/BBB	—	—	—
Not rated	1,598	—	1,598
Agency Backed	—	98,530	98,530
Total	$1,111,532	$141,480	$1,253,012
Income earned on securities for the three and nine months ended September 30, 2022 and 2021, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Taxable
Available-for-sale	$21,873	$8,495	$45,110	$21,933
Held-to-maturity	6,400	—	13,184	—
Non-taxable
Available-for-sale	5,002	4,839	14,461	14,815
Held-to-maturity	3,067	—	6,040	—
Total	$36,342	$13,334	$78,795	$36,748

4. Loans Receivable
The various categories of loans receivable are summarized as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,156,438	$3,889,284
Construction/land development	2,232,906	1,850,050
Agricultural	330,748	130,674
Residential real estate loans
Residential 1-4 family	1,704,850	1,274,953
Multifamily residential	525,110	280,837
Total real estate	9,950,052	7,425,798
Consumer	1,120,250	825,519
Commercial and industrial	2,268,750	1,386,747
Agricultural	313,693	43,920
Other	176,566	154,105
Total loans receivable	13,829,311	9,836,089
Allowance for credit losses	(289,203)	(236,714)
Loans receivable, net	$13,540,108	$9,599,375
On April 1, 2022, the Company completed the acquisition of Happy. Including the effects of the known purchase accounting adjustments, as of the acquisition date, Happy had approximately $3.65 billion in loans.
During the three months ended September 30, 2022, the Company sold $826,524 of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $58,000. During the nine months ended September 30, 2022, the Company sold $3.6 million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $153,000. During the three months ended September 30, 2021, the Company sold $3.9 million guaranteed portions of certain SBA loans, which resulted in a gain of $439,000. During the nine months ended September 30, 2021, the Company sold $15.0 million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $1.6 million.
Mortgage loans held for sale of approximately $86.7 million and $72.7 million at September 30, 2022 and December 31, 2021, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at September 30, 2022 and December 31, 2021 were not material.
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for impairment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $146.0 million and $448,000 in PCD loans, as of September 30, 2022 and December 31, 2021, respectively. This balance, as of September 30, 2022, consisted of $145.5 million resulting from the acquisition of Happy and $422,000 from the acquisition of LH-Finance.

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
Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the input assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. Based on this analysis during the second quarter of 2022, management determined the previously selected economic factors for the various loss driver segments were appropriate and no changes were necessary. The identified loss drivers by segment are included below as of both September 30, 2022 and December 31, 2021.

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
ASC 326 requires that both a discount and an allowance for credit losses be recorded on loans during an acquisition. The Company completed the acquisition of Happy on April 1, 2022. As a result, the Company recorded $4.4 million in net loan discounts and a $16.8 million increase in the allowance for credit losses related to PCD loans. In addition, the Company recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count" and an $11.4 million provision for credit losses on acquired unfunded commitments.

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$36,689	$115,195	$51,146	$68,309	$22,928	$294,267
Loans charged off	(11)	—	(48)	(4,536)	(1,718)	(6,313)
Recoveries of loans previously charged off	8	778	45	189	229	1,249
Net loans recovered (charged off)	(3)	778	(3)	(4,347)	(1,489)	(5,064)
Provision for credit losses	(1,999)	(23,560)	(1,322)	25,459	1,422	—
Balance, September 30	$34,687	$92,413	$49,821	$89,421	$22,861	$289,203

	Nine Months Ended September 30, 2022
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$28,415	$87,218	$48,458	$53,062	$19,561	$236,714
Allowance for credit losses on PCD loans - Happy acquisition	950	9,283	980	5,596	7	16,816
Loans charged off	(11)	—	(337)	(5,952)	(5,588)	(11,888)
Recoveries of loans previously charged off	325	856	94	519	597	2,391
Net loans recovered (charged off)	314	856	(243)	(5,433)	(4,991)	(9,497)
Provision for credit losses - acquired loans	7,205	18,711	7,380	11,303	571	45,170
Provision for credit losses	(2,197)	(23,655)	(6,754)	24,893	7,713	—
Balance, September 30	$34,687	$92,413	$49,821	$89,421	$22,861	$289,203
The following table presents the activity in the allowance for credit losses for the three and nine-months ended September 30, 2021 and the year ended December 31, 2021:

	Three Months Ended September 30, 2021
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$22,145	$93,127	$51,182	$52,282	$21,715	$240,451
Loans charged off	—	(9)	(220)	(1,682)	(558)	(2,469)
Recoveries of loans previously charged off	8	44	388	80	171	691
Net loans recovered (charged off)	8	35	168	(1,602)	(387)	(1,778)
Provision for credit losses	3,830	(4,664)	(447)	1,922	(641)	—
Balance, September 30	$25,983	$88,498	$50,903	$52,602	$20,687	$238,673

	Nine Months Ended September 30, 2021 and Year Ended December 31, 2021
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$32,861	$88,453	$53,216	$46,530	$24,413	$245,473
Loans charged off	—	(646)	(543)	(5,892)	(1,458)	(8,539)
Recoveries of loans previously charged off	47	112	554	382	644	1,739
Net loans recovered (charged off)	47	(534)	11	(5,510)	(814)	(6,800)
Provision for credit loss - loans	(6,925)	579	(2,324)	11,582	(2,912)	—
Balance, September 30	25,983	88,498	50,903	52,602	20,687	238,673
Loans charged off	—	—	(2)	(2,350)	(770)	(3,122)
Recoveries of loans previously charged off	11	673	129	209	141	1,163
Net loans recovered (charged off)	11	673	127	(2,141)	(629)	(1,959)
Provision for credit loss - loans	2,421	(1,953)	(2,572)	2,601	(497)	—
Balance, December 31	$28,415	$87,218	$48,458	$53,062	$19,561	$236,714
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$18,621	$8,341	$290
Construction/land development	1,895	—	34
Agricultural	772	—	—
Residential real estate loans
Residential 1-4 family	16,549	—	1,445
Multifamily residential	156	—	—
Total real estate	37,993	8,341	1,769
Consumer	1,778	—	15
Commercial and industrial	16,431	—	2,901
Agricultural & other	594	—	213
Total	$56,796	$8,341	$4,898

	December 31, 2021
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$11,923	$2,212	$2,225
Construction/land development	1,445	—	—
Agricultural	897	—	—
Residential real estate loans
Residential 1-4 family	16,198	3,000	701
Multifamily residential	156	—	—
Total real estate	30,619	5,212	2,926
Consumer	1,648	—	2
Commercial and industrial	13,875	4,018	107
Agricultural & other	1,016	—	—
Total	$47,158	$9,230	$3,035
The Company had $56.8 million and $47.2 million in nonaccrual loans for the periods ended September 30, 2022 and December 31, 2021, respectively. In addition, the Company had $4.9 million and $3.0 million in loans past due 90 days or more and still accruing for the periods ended September 30, 2022 and December 31, 2021, respectively.
The Company had $8.3 million and $9.2 million in nonaccrual loans with a specific reserve as of September 30, 2022 and December 31, 2021, respectively. The Company did not recognize any interest income on nonaccrual loans during the period ended September 30, 2022 or September 30, 2021.
The following table presents the amortized cost basis of collateral-dependent impaired loans by class of loans as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$168,432	$—	$—
Construction/land development	1,928	—	—
Agricultural	772	—	—
Residential real estate loans
Residential 1-4 family	—	19,268	—
Multifamily residential	—	4,275	—
Total real estate	171,132	23,543	—
Consumer	—	—	1,804
Commercial and industrial	—	—	31,631
Agricultural & other	—	—	1,229
Total	$171,132	$23,543	$34,664

	December 31, 2021
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$283,919	$—	$—
Construction/land development	4,775	—	—
Agricultural	897	—	—
Residential real estate loans
Residential 1-4 family	—	19,775	—
Multifamily residential	—	1,300	—
Total real estate	289,591	21,075	—
Consumer	—	—	1,663
Commercial and industrial	—	—	18,193
Agricultural & other	—	—	1,016
Total	$289,591	$21,075	$20,872
The Company had $229.3 million and $331.5 million in collateral-dependent impaired loans for the periods ended September 30, 2022 and December 31, 2021, respectively.
Loans that do not share risk characteristics are evaluated on an individual basis. For collateral-dependent impaired loans, excluding assisted living loans which are evaluated using a market price valuation methodology, where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the fair value of the underlying collateral less estimated costs to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

The following is an aging analysis for loans receivable as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$16,357	$2,084	$18,911	$37,352	$5,119,086	$5,156,438	$290
Construction/land development	745	226	1,929	2,900	2,230,006	2,232,906	34
Agricultural	169	331	772	1,272	329,476	330,748	—
Residential real estate loans
Residential 1-4 family	2,583	6,296	17,994	26,873	1,677,977	1,704,850	1,445
Multifamily residential	738	—	156	894	524,216	525,110	—
Total real estate	20,592	8,937	39,762	69,291	9,880,761	9,950,052	1,769
Consumer	1,528	222	1,793	3,543	1,116,707	1,120,250	15
Commercial and industrial	4,199	5,209	19,332	28,740	2,240,010	2,268,750	2,901
Agricultural & other	1,864	42	807	2,713	487,546	490,259	213
Total	$28,183	$14,410	$61,694	$104,287	$13,725,024	$13,829,311	$4,898

	December 31, 2021
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,434	$576	$14,148	$16,158	$3,873,126	$3,889,284	$2,225
Construction/land development	92	22	1,445	1,559	1,848,491	1,850,050	—
Agricultural	—	472	897	1,369	129,305	130,674	—
Residential real estate loans
Residential 1-4 family	1,633	3,560	16,899	22,092	1,252,861	1,274,953	701
Multifamily residential	—	—	156	156	280,681	280,837	—
Total real estate	3,159	4,630	33,545	41,334	7,384,464	7,425,798	2,926
Consumer	60	205	1,650	1,915	823,604	825,519	2
Commercial and industrial	958	316	13,982	15,256	1,371,491	1,386,747	107
Agricultural and other	587	2	1,016	1,605	196,420	198,025	—
Total	$4,764	$5,153	$50,193	$60,110	$9,775,979	$9,836,089	$3,035
Non-accruing loans at September 30, 2022 and December 31, 2021 were $56.8 million and $47.2 million, respectively.
Interest recognized on impaired loans, including those loans with a specific reserve, during the three and nine months ended September 30, 2022 was approximately $2.8 million and $8.2 million, respectively. Interest recognized on impaired loans, including those loans with a specific reserve, during the three and nine months ended September 30, 2021 was approximately $3.3 million and $9.8 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$239	$—	$154	$—	$393
Risk rating 2	—	—	—	120	—	4,096	—	4,216
Risk rating 3	326,768	520,983	273,891	261,599	338,921	901,012	193,296	2,816,470
Risk rating 4	300,030	335,119	230,462	162,360	334,828	428,104	174,325	1,965,228
Risk rating 5	1,895	—	4,890	14,558	36,406	218,232	95	276,076
Risk rating 6	876	196	10,394	27,350	5,575	49,405	112	93,908
Risk rating 7	147	—	—	—	—	—	—	147
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	629,716	856,298	519,637	466,226	715,730	1,601,003	367,828	5,156,438
Construction/land development
Risk rating 1	$—	$12	$—	$—	$—	$—	$—	$12
Risk rating 2	682	—	—	—	—	216	—	898
Risk rating 3	336,055	303,919	108,525	97,837	22,763	37,966	126,452	1,033,517
Risk rating 4	404,746	498,212	125,985	78,634	14,272	45,042	20,652	1,187,543
Risk rating 5	1,761	—	—	332	—	1,164	—	3,257
Risk rating 6	—	14	125	755	709	6,076	—	7,679
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	743,244	802,157	234,635	177,558	37,744	90,464	147,104	2,232,906
Agricultural
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	2,074	—	—	—	—	—	2,074
Risk rating 3	39,533	42,315	33,486	16,015	10,950	40,385	4,833	187,517
Risk rating 4	21,802	25,791	21,038	14,552	2,822	43,899	4,940	134,844
Risk rating 5	400	—	—	331	—	603	—	1,334
Risk rating 6	—	1,630	2,232	—	—	1,117	—	4,979
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	61,735	71,810	56,756	30,898	13,772	86,004	9,773	330,748
Total commercial real estate loans	$1,434,695	$1,730,265	$811,028	$674,682	$767,246	$1,777,471	$524,705	$7,720,092
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$117	$36	$153
Risk rating 2	—	—	—	—	—	54	108,286	108,340
Risk rating 3	286,537	252,191	183,157	112,297	101,389	331,731	64,516	1,331,818
Risk rating 4	33,876	39,168	62,626	11,561	18,702	63,964	345	230,242
Risk rating 5	825	—	—	3,064	415	1,536	1,392	7,232
Risk rating 6	245	2,482	2,943	4,344	1,954	14,948	—	26,916
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	148	—	—	1	—	149
Total residential 1-4 family	321,483	293,841	248,874	131,266	122,460	412,351	174,575	1,704,850

	September 30, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	37,574	15,929	14,229	14,080	14,051	54,479	39,356	189,698
Risk rating 4	36,695	92,839	145,561	20,945	12,010	13,530	24	321,604
Risk rating 5	—	—	—	—	3,162	7,936	—	11,098
Risk rating 6	—	—	—	738	—	1,816	—	2,554
Risk rating 7	—	—	—	—	—	156	—	156
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	74,269	108,768	159,790	35,763	29,223	77,917	39,380	525,110
Total real estate	$1,830,447	$2,132,874	$1,219,692	$841,711	$918,929	$2,267,739	$738,660	$9,950,052
Consumer
Risk rating 1	$4,996	$4,500	$1,302	$760	$612	$1,250	$1,453	$14,873
Risk rating 2	—	—	—	200	622	—	—	822
Risk rating 3	203,762	296,512	167,387	137,420	124,442	143,068	10,484	1,083,075
Risk rating 4	12,740	1,671	455	1,664	490	1,888	72	18,980
Risk rating 5	14	12	109	—	10	374	17	536
Risk rating 6	113	93	111	170	8	1,389	—	1,884
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	2	1	—	77	—	80
Total consumer	221,625	302,788	169,366	140,215	126,184	148,046	12,026	1,120,250
Commercial and industrial
Risk rating 1	$1,145	$11,993	$283	$284	$25	$21,561	$8,410	$43,701
Risk rating 2	734	309	29	198	—	227	626	2,123
Risk rating 3	223,596	140,093	81,114	74,943	61,724	94,954	291,151	967,575
Risk rating 4	142,731	223,367	71,312	112,569	83,835	50,257	494,761	1,178,832
Risk rating 5	421	9,600	2,050	356	7,211	9,230	621	29,489
Risk rating 6	871	1,266	11,278	4,299	5,237	10,062	4,965	37,978
Risk rating 7	—	—	1,061	—	7,742	249	—	9,052
Risk rating 8	—	—	—	—	—	—	—	—
Total commercial and industrial	369,498	386,628	167,127	192,649	165,774	186,540	800,534	2,268,750
Agricultural and other
Risk rating 1	$135	$267	$115	$—	$—	$5	$710	$1,232
Risk rating 2	16	78	—	2,338	34	152	2,138	4,756
Risk rating 3	99,036	38,861	31,404	5,404	9,205	47,816	136,353	368,079
Risk rating 4	9,780	12,561	3,550	13,123	1,925	11,268	60,585	112,792
Risk rating 5	—	8	204	—	—	740	1,278	2,230
Risk rating 6	—	61	157	32	304	602	14	1,170
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	108,967	51,836	35,430	20,897	11,468	60,583	201,078	490,259
Total	$2,530,537	$2,874,126	$1,591,615	$1,195,472	$1,222,355	$2,662,908	$1,752,298	$13,829,311

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$629,716	$856,298	$514,747	$440,000	$711,405	$1,468,064	$367,776	$4,988,006
Non-performing	—	—	4,890	26,226	4,325	132,939	52	168,432
Total non-farm/non-residential	629,716	856,298	519,637	466,226	715,730	1,601,003	367,828	5,156,438
Construction/land development
Performing	$743,244	$802,143	$234,460	$176,959	$36,886	$90,182	$147,104	$2,230,978
Non-performing	—	14	175	599	858	282	—	1,928
Total construction/ land development	743,244	802,157	234,635	177,558	37,744	90,464	147,104	2,232,906
Agricultural
Performing	$61,735	$71,810	$56,189	$30,898	$13,772	$85,799	$9,773	$329,976
Non-performing	—	—	567	—	—	205	—	772
Total agricultural	61,735	71,810	56,756	30,898	13,772	86,004	9,773	330,748
Total commercial real estate loans	$1,434,695	$1,730,265	$811,028	$674,682	$767,246	$1,777,471	$524,705	$7,720,092
Residential real estate loans
Residential 1-4 family
Performing	$321,236	$291,693	$246,007	$127,719	$120,756	$404,001	$174,170	$1,685,582
Non-performing	247	2,148	2,867	3,547	1,704	8,350	405	19,268
Total residential 1-4 family	321,483	293,841	248,874	131,266	122,460	412,351	174,575	1,704,850
Multifamily residential
Performing	$74,269	$108,768	$159,790	$35,763	$26,061	$76,804	$39,380	$520,835
Non-performing	—	—	—	—	3,162	1,113	—	4,275
Total multifamily residential	74,269	108,768	159,790	35,763	29,223	77,917	39,380	525,110
Total real estate	$1,830,447	$2,132,874	$1,219,692	$841,711	$918,929	$2,267,739	$738,660	$9,950,052
Consumer
Performing	$221,525	$302,713	$169,266	$140,065	$126,157	$146,711	$12,009	$1,118,446
Non-performing	100	75	100	150	27	1,335	17	1,804
Total consumer	221,625	302,788	169,366	140,215	126,184	148,046	12,026	1,120,250
Commercial and industrial
Performing	$368,767	$384,257	$162,938	$188,867	$152,608	$182,885	$796,797	$2,237,119
Non-performing	731	2,371	4,189	3,782	13,166	3,655	3,737	31,631
Total commercial and industrial	369,498	386,628	167,127	192,649	165,774	186,540	800,534	2,268,750
Agricultural and other
Performing	$108,967	$51,836	$35,370	$20,865	$11,468	$59,996	$200,528	$489,030
Non-performing	—	—	60	32	—	587	550	1,229
Total agricultural and other	108,967	51,836	35,430	20,897	11,468	60,583	201,078	490,259
Total	$2,530,537	$2,874,126	$1,591,615	$1,195,472	$1,222,355	$2,662,908	$1,752,298	$13,829,311

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
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
The Company had approximately $17.6 million or 136 total revolving loans convert to term loans for the nine months ended September 30, 2022 compared to $27.8 million or 201 total revolving loans convert to term loans for the nine months ended September 30, 2021. These loans were considered immaterial for vintage disclosure inclusion.

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	12	$6,444	$3,203	$601	$438	$4,242
Construction/land development	1	216	193	—	—	193
Residential real estate loans
Residential 1-4 family	14	2,307	814	111	282	1,207
Multifamily residential	1	1,130	957	—	—	957
Total real estate	28	10,097	5,167	712	720	6,599
Consumer	2	18	12	—	1	13
Commercial and industrial	13	3,183	841	60	79	980
Total	43	$13,298	$6,020	$772	$800	$7,592

	December 31, 2021
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	12	$6,119	$3,581	$623	$85	$4,289
Construction/land development	2	240	210	1	—	211
Agricultural	1	282	262	—	—	262
Residential real estate loans
Residential 1-4 family	15	2,328	844	117	332	1,293
Multifamily residential	1	1,130	1,144	—	—	1,144
Total real estate	31	10,099	6,041	741	417	7,199
Consumer	4	22	13	—	3	16
Commercial and industrial	9	2,353	172	65	74	311
Total	44	$12,474	$6,226	$806	$494	$7,526

The following is a presentation of TDRs on non-accrual status as of September 30, 2022 and December 31, 2021 because they are not in compliance with the modified terms:

	September 30, 2022		December 31, 2021
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	1	$5	2	$7
Construction/land development	1	193	1	210
Agricultural	—	—	1	262
Residential real estate loans
Residential 1-4 family	5	338	5	388
Total real estate	7	536	9	867
Consumer	1	1	3	3
Commercial and industrial	11	897	6	206
Total	19	$1,434	18	$1,076
The following is a presentation of total foreclosed assets as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$49	$536
Construction/land development	47	834
Residential real estate loans
Residential 1-4 family	269	260
Total foreclosed assets held for sale	$365	$1,630
The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. As of September 30, 2022 and December 31, 2021, the balance of purchase credit deteriorated loans was approximately $146.0 million and $448,000, respectively. This balance, as of September 30, 2022, consisted of $145.5 million resulting from the acquisition of Happy and $422,000 from the acquisition of LH-Finance.
6. Goodwill and Core Deposits and Other Intangibles
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Goodwill
Balance, beginning of period	$973,025	$973,025
Acquisition of Happy Bancshares	421,328	—
Balance, end of period	$1,394,353	$973,025

	September 30, 2022	December 31, 2021
	(In thousands)
Core Deposit Intangibles
Balance, beginning of period	$25,045	$30,728
Acquisition of Happy Bancshares	42,263	—
Amortization expense	(6,376)	(4,262)
Balance, September 30	60,932	26,466
Amortization expense		(1,421)
Balance, end of year		$25,045
The carrying basis and accumulated amortization of core deposit intangibles at September 30, 2022 and December 31, 2021 were:

	September 30, 2022	December 31, 2021
	(In thousands)
Gross carrying basis	$128,888	$86,625
Accumulated amortization	(67,956)	(61,580)
Net carrying amount	$60,932	$25,045
Core deposit intangible amortization expense was approximately $2.5 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively. Core deposit intangible amortization expense was approximately $6.4 million and $4.3 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s estimated amortization expense of core deposits intangibles for each of the years 2022 through 2026 is approximately: 2022 – $8.9 million; 2023 – $9.7 million; 2024 – $8.5 million; 2025 – $8.1 million; 2026 – $7.8 million.
The carrying amount of the Company’s goodwill was $1.39 billion and $973.0 million at September 30, 2022 and December 31, 2021, respectively. Goodwill is tested annually for impairment during the fourth quarter or more often if events and circumstances indicate there may be an impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
7. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of September 30, 2022 and December 31, 2021, other assets were $300.6 million and $177.0 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $120.7 million and $88.2 million at September 30, 2022 and December 31, 2021, and are accounted for at cost.
The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $72.6 million and $36.4 million at September 30, 2022 and December 31, 2021. There were no observable transactions during the period that would indicate a material change in fair value. Therefore, these investments were accounted for at cost, less impairment.

8. Deposits
The aggregate amount of time deposits with a minimum denomination of $250,000 was $303.2 million and $321.6 million at September 30, 2022 and December 31, 2021, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $615.1 million and $537.4 million at September 30, 2022 and December 31, 2021, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $615,000 and $1.7 million for the three months ended September 30, 2022 and 2021, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $2.0 million and $6.1 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, brokered deposits were $546.6 million and $625.7 million, respectively.
Deposits totaling approximately $2.56 billion and $1.91 billion at September 30, 2022 and December 31, 2021, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
9. Securities Sold Under Agreements to Repurchase
At September 30, 2022 and December 31, 2021, securities sold under agreements to repurchase totaled $121.6 million and $140.9 million, respectively. For the three-month periods ended September 30, 2022 and 2021, securities sold under agreements to repurchase daily weighted-average totaled $126.8 million and $143.9 million, respectively. For the nine-month periods ended September 30, 2022 and 2021, securities sold under agreements to repurchase daily weighted-average totaled $129.1 million and $153.7 million, respectively.
The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2022 and December 31, 2021 is presented in the following table:

	September 30, 2022		December 31, 2021
	Overnight and Continuous	Total	Overnight and Continuous	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$6,968	$6,968	$8,433	$8,433
Mortgage-backed securities	6,076	6,076	7,920	7,920
State and political subdivisions	104,968	104,968	122,173	122,173
Other securities	3,543	3,543	2,360	2,360
Total borrowings	$121,555	$121,555	$140,886	$140,886
10. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $400.0 million at both September 30, 2022 and December 31, 2021. The Company had no other borrowed funds as of September 30, 2022 or December 31, 2021. At September 30, 2022 all of the outstanding balances were classified as short-term advances as the FHLB has provided notice of their intention to call all of the Company's FHLB borrowed funds within a year due to the low interest rates on the advances. At December 31, 2021, all of the outstanding balances were classified as long-term advances. The FHLB advances mature in 2033 with fixed interest rates ranging from 1.76% to 2.26%. As noted above, expected maturities could differ from contractual maturities because FHLB may have the right to call or the Company may have the right to prepay certain obligations.
Additionally, the Company had $1.09 billion and $1.07 billion at September 30, 2022 and December 31, 2021, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at September 30, 2022 and December 31, 2021, respectively.
The parent company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at September 30, 2022 and December 31, 2021 was zero.

11. Subordinated Debentures
Subordinated debentures at September 30, 2022 consisted of subordinated debt securities and subordinated debentures at December 31, 2021 consisted of subordinated debt securities and guaranteed payments on trust preferred securities, with the following components:

	As of September 30, 2022	As of December 31, 2021
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	—	4,501
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	—	3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	—	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	—	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	—	16,495
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	—	5,942
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2020, due 2030, fixed rate of 5.50% during the first five years and at a floating rate of 534.5 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2025 without penalty	143,732	—
Subordinated notes, net of issuance costs, issued in 2022, due 2032, fixed rate of 3.125% during the first five years and at a floating rate of 182 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2027 without penalty	296,836	—
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	—	299,824
Total	$440,568	$371,093
Trust Preferred Securities. On April 1, 2022, the Company acquired $23.2 million in trust preferred securities from Happy which were currently callable without penalty based on the terms of the specific agreements. During the second and third quarters of 2022, the Company redeemed, without penalty, the $23.2 million of the trust preferred securities acquired from Happy. In addition, during the second and third quarters, the Company also redeemed, without penalty, the $73.3 million of trust preferred securities held prior to the Happy acquisition. As a result, the Company no longer holds any trust preferred securities.
Subordinated Debt Securities. On April 1, 2022, the Company acquired $140.0 million of subordinated notes from Happy. These notes have a maturity date of July 31, 2030 and carry a fixed rate of 5.500% for the first five years. Thereafter, the notes bear interest at 3-month Secured Overnight Funding Rate (SOFR) plus 5.345%, resetting quarterly. Interest payments are due semi-annually, and the notes include a right of prepayment without penalty on or after July 31, 2025.
On January 18, 2022, the Company completed an underwritten public offering of $300.0 million in aggregate principal amount of its 3.125% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “2032 Notes”) for net proceeds, after underwriting discounts and issuance costs of approximately $296.4 million. The 2032 Notes are unsecured, subordinated debt obligations of the Company and will mature on January 30, 2032. From and including the date of issuance to, but excluding January 30, 2027 or the date of earlier redemption, the 2032 Notes will bear interest at an initial rate of 3.125% per annum, payable in arrears on January 30 and July 30 of each year. From and including January 30, 2027 to, but excluding, the maturity date or earlier redemption, the 2032 Notes will bear interest at a floating rate equal to the Benchmark rate (which is expected to be Three-Month Term SOFR), each as defined in and subject to the provisions of the applicable supplemental indenture for the 2032 Notes, plus 182 basis points, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, commencing on April 30, 2027.

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
On April 3, 2017, the Company completed an underwritten public offering of $300.0 million in aggregate principal amount of its 5.625% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “2027 Notes”) for net proceeds, after underwriting discounts and issuance costs, of approximately $297.0 million. The 2027 Notes were unsecured, subordinated debt obligations and would have matured on April 15, 2027. From and including the date of issuance to, but excluding April 15, 2022, the 2027 Notes bore interest at an initial rate of 5.625% per annum. From and including April 15, 2022 to, but excluding, the maturity date or earlier redemption, the 2027 Notes were to bear interest at a floating rate equal to three-month LIBOR as calculated on each applicable date of determination plus a spread of 3.575%; provided, however, that in the event three-month LIBOR was less than zero, then three-month LIBOR would have been deemed to be zero.
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

12. Income Taxes
The following is a summary of the components of the provision for income taxes for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Current:
Federal	$19,211	$14,693	$52,418	$52,771
State	5,068	4,864	13,830	17,470
Total current	24,279	19,557	66,248	70,241
Deferred:
Federal	7,101	2,744	(7,652)	5,211
State	1,874	908	(2,019)	1,725
Total deferred	8,975	3,652	(9,671)	6,936
Income tax expense	$33,254	$23,209	$56,577	$77,177
The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statutory federal income tax rate	21.00%	21.00%	21.00%	21.00%
Effect of non-taxable interest income	(1.07)	(1.08)	(1.69)	(1.00)
Stock compensation	0.02	0.16	0.25	0.23
State income taxes, net of federal benefit	3.40	3.50	3.04	4.00
Executive officer compensation & other	0.08	0.05	0.38	(0.32)
Effective income tax rate	23.43%	23.63%	22.98%	23.91%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$83,337	$68,644
Deferred compensation	6,483	5,342
Stock compensation	6,071	5,044
Non-accrual interest income	1,854	694
Real estate owned	108	109
Unrealized loss on investment securities, available-for-sale	104,452	—
Loan discounts	7,813	4,169
Tax basis premium/discount on acquisitions	1,767	3,220
Investments	29,609	263
Other	12,694	5,283
Gross deferred tax assets	254,188	92,768
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	5,869	761
Unrealized gain on securities	—	4,220
Core deposit intangibles	14,582	5,736
FHLB dividends	2,781	2,820
Other	1,977	941
Gross deferred tax liabilities	25,209	14,478
Net deferred tax assets	$228,979	$78,290
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
Stock Repurchases
On January 22, 2021, the Company’s Board of Directors authorized the repurchase of up to an additional 20,000,000 shares of its common stock under the previously approved stock repurchase program. During the first nine months of 2022, the Company repurchased a total of 2,258,531 shares with a weighted-average stock price of $22.50 per share. Shares repurchased under the program as of September 30, 2022 since its inception total 19,919,866 shares. The remaining balance available for repurchase is 19,832,134 shares at September 30, 2022.

Stock Compensation Plans
On January 21, 2022, the Company’s Board of Directors adopted, and on April 21, 2022, the Company's shareholders approved, the Home BancShares, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan replaced the Company’s Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “2006 Plan” and, together with the 2022 Plan, the “Plans”), which expired on February 27, 2022. The purpose of the Plans is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of September 30, 2022, the maximum total number of shares of the Company’s common stock available for issuance under the 2022 Plan was 14,788,000 shares (representing 13,288,000 shares approved for issuance under the 2006 Plan plus 1,500,000 shares added upon adoption of the 2022 Plan). At September 30, 2022, the Company had 2,685,187 shares of common stock available for future grants under 2022 Plan. As of September 30, 2022, a total of 5,787,203 shares of common stock were reserved for issuance pursuant to the Plans.
The intrinsic value of the stock options outstanding and stock options vested at September 30, 2022 was $8.6 million and $8.3 million, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2022 was approximately $259,000. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $5.3 million as of September 30, 2022.
The table below summarizes the stock option transactions under the 2022 Plan at September 30, 2022 and December 31, 2021 and changes during the three-month period and year then ended:

	For the Nine Months Ended September 30, 2022		For the Year Ended December 31, 2021
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	3,015	$20.06	3,254	$19.77
Granted	181	21.09	15	21.68
Forfeited/Expired	(69)	21.87	(57)	22.44
Exercised	(25)	12.00	(197)	14.78
Outstanding, end of period	3,102	20.14	3,015	20.06
Exercisable, end of period	1,944	$18.47	1,543	$17.46
Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. The weighted-average fair value of options granted during the nine months ended September 30, 2022 was $5.19 per share. There were 180,500 options granted during the nine months ended September 30, 2022. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.
The assumptions used in determining the fair value of the 2022 and 2021 stock option grants were as follows:

	For the Nine Months Ended September 30, 2022	For the Year Ended December 31, 2021
Expected dividend yield	3.14%	2.59%
Expected stock price volatility	31.21%	70.13%
Risk-free interest rate	2.81%	0.75%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at September 30, 2022:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$6.56 to $8.62	140	0.30	$8.62	140	$8.62
$9.54 to $14.71	140	1.80	13.23	140	13.23
$16.77 to $16.86	130	1.89	16.80	130	16.80
$17.12 to $17.36	86	2.54	17.12	87	17.12
$17.40 to $18.46	871	2.88	18.45	871	18.45
$18.50 to $20.16	41	6.53	19.05	23	19.05
$20.46 to $21.25	263	5.95	20.83	149	21.10
$21.31 to $22.22	132	6.43	22.18	82	22.21
$22.70 to $23.32	1,198	5.81	23.32	245	23.32
$23.51 to $25.96	101	5.67	25.37	77	25.74
	3,102			1,944
The table below summarized the activity for the Company’s restricted stock issued and outstanding at September 30, 2022 and December 31, 2021 and changes during the period and year then ended:

	As of September 30, 2022	As of December 31, 2021
	(In thousands)
Beginning of year	1,231	1,371
Issued	399	216
Vested	(177)	(320)
Forfeited	(65)	(36)
End of period	1,388	1,231
Amount of expense for nine months and twelve months ended, respectively	$5,663	$7,112
Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $16.7 million as of September 30, 2022.

14. Non-Interest Expense
The table below shows the components of non-interest expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Salaries and employee benefits	$65,290	$42,469	$174,636	$126,990
Occupancy and equipment	15,133	9,305	38,533	27,584
Data processing expense	8,747	6,024	25,880	17,787
Merger and acquisition expenses	—	1,006	49,594	1,006
Other operating expenses:
Advertising	2,024	1,204	5,407	3,444
Amortization of intangibles	2,477	1,421	6,376	4,262
Electronic banking expense	3,828	2,521	9,718	7,375
Directors’ fees	354	395	1,133	1,192
Due from bank service charges	316	265	982	787
FDIC and state assessment	2,146	1,648	6,204	4,119
Insurance	959	749	2,702	2,317
Legal and accounting	1,581	1,050	3,439	2,954
Other professional fees	2,466	1,787	6,329	5,196
Operating supplies	681	474	2,430	1,426
Postage	614	301	1,476	931
Telephone	593	371	1,314	1,082
Other expense	7,137	4,629	20,571	13,015
Total other operating expenses	25,176	16,815	68,081	48,100
Total non-interest expense	$114,346	$75,619	$356,724	$221,467
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
As of September 30, 2022, the balances of the right-of-use asset and lease liability were $44.0 million and $47.0 million, respectively. As of December 31, 2021, the balances of the right-of-use asset and lease liability were $39.6 million and $42.4 million, respectively The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
2022	$2,247	$7,714
2023	8,170	6,574
2024	7,296	6,001
2025	6,568	5,510
2026	6,308	5,389
Thereafter	30,335	24,999
Total future minimum lease payments	$60,924	$56,187
Discount effect of cash flows	(13,890)	(13,778)
Present value of net future minimum lease payments	$47,034	$42,409
Additional information (dollar amounts in thousands):

	For the Three Months Ended		Nine Months Ended
Lease expense:	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease expense	$2,052	$1,971	$5,991	$5,961
Short-term lease expense	2	1	2	5
Variable lease expense	215	250	658	759
Total lease expense	$2,269	$2,222	$6,651	$6,725
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$2,096	$1,988	$6,078	$5,956
Weighted-average remaining lease term (in years)	9.21	9.67	9.35	9.78
Weighted-average discount rate	3.48%	3.42%	3.42%	3.49%
The Company currently leases three properties from three related parties. Total rent expense from the leases was $36,000 or 1.78% of total lease expense and $103,000 or 1.54% of total lease expense for the three and nine months ended September 30, 2022.
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
Although the Company has a diversified loan portfolio, at September 30, 2022 and December 31, 2021, commercial real estate loans represented 55.8% and 59.7% of total loans receivable, respectively, and 223.1% and 212.2% of total stockholders’ equity at September 30, 2022 and December 31, 2021, respectively. Residential real estate loans represented 16.1% and 15.8% of total loans receivable and 64.4% and 56.3% of total stockholders’ equity at September 30, 2022 and December 31, 2021, respectively.

Approximately 79.4% of the Company’s total loans and 84.1% of the Company’s real estate loans as of September 30, 2022, are to borrowers whose collateral is located in Alabama, Arkansas, Florida, Texas and New York, the states in which the Company has its branch locations.
As of September 30, 2022, the Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of September 30, 2022. In addition, the Company determined no additional provision for unfunded commitments was necessary as of September 30, 2022.
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
At September 30, 2022 and December 31, 2021, commitments to extend credit of $4.67 billion and $3.05 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2022 and December 31, 2021, was $192.0 million and $110.8 million, respectively.
The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.
18. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first nine months of 2022, the Company requested approximately $129.8 million in regular dividends from its banking subsidiary.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, Tier 1 common equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2022, the Company meets all capital adequacy requirements to which it is subject.
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
The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of September 30, 2022, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 13.03%, 10.36%, 13.03%, and 16.75%, respectively, as of September 30, 2022.
19. Additional Cash Flow Information
In connection with the Happy acquisition, accounted for under ASC Topic 805, the Company acquired approximately $6.69 billion in assets, including $858.9 million in cash and cash equivalents, assumed $6.15 billion in liabilities, and issued approximately 42.4 million shares of its common stock valued at approximately $958.8 million as of April 1, 2022. In addition, the holders of certain Happy stock-based awards received approximately $3.7 million in cash in cancellation of such awards, for a total transaction value of approximately $962.5 million.
The following is a summary of the Company’s additional cash flow information during the nine-month periods ended:

	September 30,
	2022	2021
	(In thousands)
Interest paid	$65,123	$36,757
Income taxes paid	69,204	82,245
Assets acquired by foreclosure	327	2,058

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
Available-for-sale securities - the Company's available-for-sale securities are considered to be Level 2 securities. The Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
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
Held-to-maturity securities – the Company's held-to-maturity securities are considered to be Level 2 securities. The Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
Impaired loans - Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for credit losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for credit losses to require an increase, such increase is reported as a component of the provision for credit losses. The fair value of loans with specific allocated losses was $169.7 million and $280.0 million as of September 30, 2022 and December 31, 2021, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $693,000 and $92,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended September 30, 2022 and 2021, respectively. The Company reversed approximately $842,000 and $276,000 of accrued interest receivable when impaired loans were put on non-accrual status during the nine months ended September 30, 2022 and 2021, respectively.
Foreclosed assets held for sale - Foreclosed assets held for sale are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of September 30, 2022 and December 31, 2021, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $365,000 and $1.6 million, respectively.

No foreclosed assets held for sale were remeasured during the nine months ended September 30, 2022. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.
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

	September 30, 2022
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,580,421	$1,580,421	1
Federal funds sold	2,700	2,700	1
Investment securities - available for sale	4,085,102	4,085,102	2
Investment securities - held-to-maturity	1,251,007	1,101,158	2
Loans receivable, net of impaired loans and allowance	13,340,436	13,754,133	3
Accrued interest receivable	88,671	88,671	1
FHLB, FRB & FNBB Bank stock; other equity investments	193,287	193,287	3
Marketable equity securities	51,003	51,003	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$5,540,539	$5,540,539	1
Savings and interest-bearing transaction accounts	11,968,519	11,968,519	1
Time deposits	1,033,266	1,004,283	3
Securities sold under agreements to repurchase	121,555	121,555	1
FHLB and other borrowed funds	400,000	399,793	2
Accrued interest payable	3,316	3,376	1
Subordinated debentures	440,568	415,052	3

	December 31, 2021
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$3,650,315	$3,650,315	1
Investment securities - available for sale	3,119,807	3,119,807	2
Loans receivable, net of impaired loans and allowance	9,319,421	9,503,261	3
Accrued interest receivable	46,736	46,736	1
FHLB, FRB & FNBB Bank stock; other equity investments	124,638	124,638	3
Marketable equity securities	17,110	17,110	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,127,878	$4,127,878	1
Savings and interest-bearing transaction accounts	9,251,805	9,251,805	1
Time deposits	880,887	901,280	3
Securities sold under agreements to repurchase	140,886	140,886	1
FHLB and other borrowed funds	400,000	401,362	2
Accrued interest payable	4,798	4,798	1
Subordinated debentures	371,093	374,894	3
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022.

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

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
Results of Review of Interim Consolidated Financial Statements
We have reviewed the condensed consolidated balance sheet of Home BancShares, Inc. and subsidiaries (the “Company”) as of September 30, 2022, and the related condensed consolidated statements of income, comprehensive (loss) income and stockholders’ equity for the three-month and nine-month periods ended September 30, 2022 and 2021 and cash flows for the nine month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information” or “statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
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
(Formerly BKD, LLP)

Little Rock, Arkansas
November 4, 2022

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
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of September 30, 2022, we had, on a consolidated basis, total assets of $23.16 billion, loans receivable, net of allowance for credit losses of $13.54 billion, total deposits of $18.54 billion, and stockholders’ equity of $3.46 billion.
We generate most of our revenue from interest on loans and investments, service charges, and mortgage banking income. Deposits and Federal Home Loan Bank (“FHLB”) and other borrowed funds are our primary sources of funding. Our largest expenses are interest on our funding sources, salaries and related employee benefits and occupancy and equipment. We measure our performance by calculating our return on average common equity, return on average assets and net interest margin. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio, as adjusted, is a non-GAAP measure and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding adjustments such as merger and acquisition expenses and/or certain gains, losses and other non-interest income and expenses.
Table 1: Key Financial Measures

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)
Total assets	$23,157,370	$17,765,056	$23,157,370	$17,765,056
Loans receivable	13,829,311	9,901,100	13,829,311	9,901,100
Allowance for credit losses	(289,203)	(238,673)	(289,203)	(238,673)
Total deposits	18,542,324	14,003,371	18,542,324	14,003,371
Total stockholders’ equity	3,460,015	2,736,062	3,460,015	2,736,062
Net income	108,705	74,992	189,575	245,664
Basic earnings per share	0.53	0.46	0.99	1.49
Diluted earnings per share	0.53	0.46	0.99	1.49
Book value per share	16.94	16.68	16.94	16.68
Tangible book value per share (non-GAAP)(1)	9.82	10.59	9.82	10.59
Annualized net interest margin - FTE	4.05%	3.60%	3.67%	3.74%
Efficiency ratio	43.24	42.26	52.44	39.86
Efficiency ratio, as adjusted (non-GAAP)(2)	42.97	42.29	45.13	41.67
Return on average assets	1.81	1.68	1.13	1.90
Return on average common equity	12.25	10.97	7.71	12.32
(1)See Table 19 for the non-GAAP tabular reconciliation.
(2)See Table 23 for the non-GAAP tabular reconciliation.

Results of Operations for the Three Months Ended September 30, 2022 and 2021
Our net income increased $33.7 million, or 45.0%, to $108.7 million for the three-month period ended September 30, 2022, from $75.0 million for the same period in 2021. On a diluted earnings per share basis, our earnings were $0.53 per share for the three-month period ended September 30, 2022 compared to $0.46 per share for the three-month period ended September 30, 2021. The Company determined that a provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of September 30, 2022. In addition, the Company determined that a provision for unfunded commitments was not necessary as of September 30, 2022. During the three months ended September 30, 2022, the Company recorded $1.1 million in recoveries on historic losses and a $2.6 million loss for the decrease in the fair value of marketable securities.
Total interest income increased by $85.9 million, or 54.7%, and non-interest income increased by $14.0 million, or 47.9%. This was partially offset by a $17.4 million, or 139.8%, increase in total interest expense and a $38.7 million, or 51.2%, increase in non-interest expense. These fluctuations are primarily due to the acquisition of Happy Bancshares, Inc. ("Happy"),which we completed on April 1, 2022, and the rising rate environment. The increase in interest income resulted from a $53.2 million, or 37.3%, increase in loan interest income, a $23.0 million, or 172.6%, increase in investment income and a $9.6 million, or 863.6%, increase in interest income on deposits at other banks. The increase in non-interest income was primarily due to a $5.9 million, or 73.3%, increase in other services charges and fees, a $5.2 million, or 119.5%, increase in other income, a $4.8 million, or 81.0%, increase in service charges on deposit accounts, and a $3.5 million, or 730.9%, increase in trust fees. These increases were partially offset by a $2.7 million, or 4,408.2%, decrease in the fair value adjustment for marketable securities resulting from a $2.6 million decrease in the fair value of marketable securities, a $1.8 million, or 29.7%, decrease in mortgage lending income and a $920,000, or 34.6%, decrease in dividends from FHLB, FRB, FNBB and other. Included within other income was $1.1 million in recoveries on historic losses. The increase in interest expense was primarily due to a $17.7 million, or 313.8%, increase in interest on deposits which was partially offset by a $635,000, or 13.3%, decrease in interest on subordinated debentures. The increase in non-interest expense was due to a $22.8 million, or 53.7%, increase in salaries and employee benefits, an $8.4 million, or 49.7%, increase in other operating expenses, a $5.8 million, or 62.6%, increase in occupancy and equipment and a $2.7 million, or 45.2%, increase in data processing expense, partially offset by a decrease of $1.0 million in merger and acquisition expenses. Income tax expense increased by $10.0 million, or 43.3%, during the quarter due to an increase in net income.
Our net interest margin increased from 3.60% for the three-month period ended September 30, 2021 to 4.05% for the three-month period ended September 30, 2022. The yield on interest earning assets was 4.62% and 3.91% for the three months ended September 30, 2022 and 2021, respectively, as average interest earning assets increased from $16.11 billion to $21.09 billion. The increase in average interest earning assets is primarily due to a $3.78 billion increase in average loans receivable and a $2.15 billion increase in average investment securities, largely resulting from the acquisition of Happy, partially offset by a $949.6 million decrease in average interest-bearing balances due from banks. For the three months ended September 30, 2022 and 2021, we recognized $4.6 million and $4.9 million, respectively, in total net accretion for acquired loans and deposits. We recognized $943,000 in event interest income for the three months ended September 30, 2022 compared to $3.5 million for the three months ended September 30, 2021 which reduced the net interest margin by five basis points.
Our efficiency ratio was 43.24% for the three months ended September 30, 2022, compared to 42.26% for the same period in 2021. For the third quarter of 2022, our efficiency ratio, as adjusted (non-GAAP), was 42.97%, compared to 42.29% reported for the third quarter of 2021. (See Table 23 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 1.81% for the three months ended September 30, 2022, compared to 1.68% for the same period in 2021. Our annualized return on average assets, as adjusted (non-GAAP), was 1.83% for the three months ended September 30, 2022, compared to 1.67% for the same period in 2021. (See Table 20 for the non-GAAP tabular reconciliation). Our annualized return on average common equity was 12.25% and 10.97% for the three months ended September 30, 2022, and 2021, respectively. Our annualized return on average common equity, as adjusted (non-GAAP), was 12.39% for the three months ended September 30, 2022 and 10.87% for the same period in 2021. (See Table 21 for the non-GAAP tabular reconciliation).

Results of Operations for the Nine Months Ended September 30, 2022 and 2021
Our net income decreased $56.1 million, or 22.8%, to $189.6 million for the nine-month period ended September 30, 2022, from $245.7 million for the same period in 2021. On a diluted earnings per share basis, our earnings were $0.99 per share for the nine-month period ended September 30, 2022 compared to $1.49 per share for the nine-month period ended September 30, 2021. As a result of the acquisition of Happy, which we completed on April 1, 2022, we incurred $49.6 million in merger expenses and recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count," an $11.4 million provision for credit losses on acquired unfunded commitments, and a $2.0 million provision for credit losses on acquired held-to-maturity investment securities. The summation of these items reduced earnings by $108.2 million and earnings per share by $0.42 per share for the nine-month period ended September 30, 2022. Excluding the impact of the acquisition of Happy, the Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of September 30, 2022. In addition, excluding the impact of the acquisition of Happy, the Company determined no additional provision for unfunded commitments was necessary as of September 30, 2022. During the nine months ended September 30, 2022, the Company recorded $6.7 million in recoveries on historic losses and a $1.4 million special dividend from equity investments which were partially offset by a $2.3 million loss for the decrease in fair value of marketable securities and $2.1 million in TRUPS redemption fees.
Total interest income increased by $130.7 million, or 27.6%, and non-interest income increased by $12.8 million, or 12.2%. This was more than offset by a $135.3 million, or 61.1%, increase in non-interest expense and a $21.6 million, or 53.7%, increase in interest expense. These fluctuations are primarily due to the acquisition of Happy during the second quarter of 2022 and the rising rate environment. The increase in interest income resulted from a $71.9 million, or 16.5%, increase in loan interest income, a $42.0 million, or 114.4%, increase in investment income and a $16.8 million, or 750.5%, increase in interest income on deposits at other banks. The increase in non-interest income was primarily due to a $10.9 million, or 68.0%, increase in service charges on deposit accounts, a $9.7 million, or 63.3%, increase in other income, an $8.9 million, or 35.2%, increase in other service charges and fees, a $7.4 million, or 514.1%, increase in trust fees and a $1.2 million, or 75.8%, increase in the cash value of life insurance. These increases were partially offset by a $9.4 million, or 132.5%, decrease in income for the fair value adjustment for marketable securities resulting from a $2.3 million decrease in the fair value of marketable securities for the nine months ended September 30, 2022 compared to a $7.0 million increase for the nine months ended September 30, 2021, a $7.5 million, or 54.1%, decrease in dividends from FHLB, FRB, FNBB and other, a $6.2 million, or 30.6%, decrease in mortgage lending income and a $1.4 million, or 90.4%, decrease in the gain on sale of SBA loans. Included within other income was $6.7 million recovery on historic losses, and included within dividends from FHLB, FRB, FNBB and other was $1.4 million in special dividends. The increase in non-interest expense was due to $48.6 million in merger and acquisition expenses, a $47.6 million, or 37.5%, increase in salaries and employee benefits, a $20.0 million, or 41.5%, increase in other operating expenses, a $10.9 million, or 39.7% increase in occupancy and equipment and an $8.1 million, or 45.5%, increase in data processing expense. Included within other operating expense was $2.1 million in TRUPS redemption fees. The increase in interest expense was primarily due to a $19.2 million, or 97.0%, increase in interest on deposits and a $2.1 million, or 14.6%, increase in interest on subordinated debentures as a result of the acquisition of $140.0 million of subordinated debt and $23.2 million in trust preferred securities from Happy during the second quarter. Income tax expense decreased by $20.6 million, or 26.7%, during the quarter due to the decrease in net income.
Our net interest margin decreased from 3.74% for the nine-month period ended September 30, 2021 to 3.67% for the nine-month period ended September 30, 2022. The yield on interest earning assets was 4.08% for the nine-month periods ended September 30, 2022 and 2021, as average interest earning assets increased from $15.71 billion to $20.03 billion. The increase in average earning assets is primarily the result of a $2.01 billion increase in average loans receivable, a $1.78 billion increase in average investment securities, and a $527.4 million increase in average interest-bearing balances due from banks. For the nine months ended September 30, 2022 and 2021, we recognized $12.8 million and $16.2 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 2 basis points. The Company experienced a $26.5 million reduction in interest income from PPP loans due to the forgiveness of the PPP loans and the acceleration of the deferred fees for the loans that were forgiven. This was dilutive to the net interest margin by approximately 8 basis points.
Our efficiency ratio was 52.44% for the nine-month period ended September 30, 2022, compared to 39.86% for the same period in 2021. For the first nine months of 2022, our efficiency ratio, as adjusted (non-GAAP), was 45.13%, compared to 41.67% reported for the first nine months of 2021. (See Table 23 for the non-GAAP tabular reconciliation).

Our annualized return on average assets was 1.13% for the nine-month period ended September 30, 2022, compared to 1.90% for the same period in 2021. Our annualized return on average assets, as adjusted (non-GAAP), was 1.61% for the nine months ended September 30, 2022, compared to 1.76% for the same period in 2021. (See Table 20 for the non-GAAP tabular reconciliation). Our annualized return on average common equity was 7.71% and 12.32% for the nine-month period ended September 30, 2022, and 2021, respectively. Our annualized return on average common equity, as adjusted (non-GAAP), was 10.91% for the nine months ended September 30, 2022 and 11.44% for the same period in 2021. (See Table 21 for the non-GAAP tabular reconciliation).
Financial Condition as of and for the Period Ended September 30, 2022 and December 31, 2021
Our total assets as of September 30, 2022 increased $5.11 billion to $23.16 billion from $18.05 billion reported as of December 31, 2021. The increase in total assets is primarily due to the acquisition of $6.69 billion in total assets, net of purchase accounting adjustments, from Happy during the second quarter of 2022. Cash and cash equivalents decreased $2.07 billion, for the nine months ended September 30, 2022. Our loan portfolio balance increased to $13.83 billion as of September 30, 2022 from $9.84 billion at December 31, 2021. The increase in loans was primarily due to the acquisition of $3.65 billion in loans, net of purchase accounting adjustments, from Happy in the second quarter of 2022 and $242.2 million in marine loans from LendingClub Bank during the first quarter of 2022, as well as $98.4 million in organic loan growth. Total deposits increased $4.28 billion to $18.54 billion as of September 30, 2022 from $14.26 billion as of December 31, 2021. The increase in deposits was primarily due to the acquisition of $5.86 billion in deposits, net of purchase accounting adjustments, from Happy in the second quarter of 2022. Stockholders’ equity increased $694.3 million to $3.46 billion as of September 30, 2022, compared to $2.77 billion as of December 31, 2021. The $694.3 million increase in stockholders’ equity is primarily associated with the $961.3 million in common stock issued to Happy shareholders for the acquisition of Happy on April 1, 2022 and the $189.6 million in net income for the nine months ended September 30, 2022, partially offset by the $317.9 million in other comprehensive loss, the $94.8 million of shareholder dividends paid and stock repurchases of $50.9 million in 2022.
Our non-performing loans were $61.7 million, or 0.45% of total loans as of September 30, 2022, compared to $50.2 million, or 0.51% of total loans as of December 31, 2021. The allowance for credit losses as a percentage of non-performing loans decreased slightly to 468.77% as of September 30, 2022, from 471.61% as of December 31, 2021. Non-performing loans from our Arkansas franchise were $10.2 million at September 30, 2022 compared to $13.9 million as of December 31, 2021. Non-performing loans from our Florida franchise were $24.8 million at September 30, 2022 compared to $26.8 million as of December 31, 2021. Non-performing loans from our Texas franchise were $13.7 million at September 30, 2022 compared to zero as of December 31, 2021. Non-performing loans from our Alabama franchise were $204,000 at September 30, 2022 compared to $470,000 as of December 31, 2021. Non-performing loans from our Shore Premier Finance ("SPF") franchise were $1.4 million at September 30, 2022 compared to $1.5 million as of December 31, 2021. Non-performing loans from our Centennial Commercial Finance Group (“CFG”) franchise were $11.4 million at September 30, 2022 compared to $7.5 million as of December 31, 2021.
As of September 30, 2022, our non-performing assets increased to $62.2 million, or 0.27% of total assets, from $51.8 million, or 0.29% of total assets, as of December 31, 2021. Non-performing assets from our Arkansas franchise were $10.2 million at September 30, 2022 compared to $14.4 million as of December 31, 2021. Non-performing assets from our Florida franchise were $25.0 million at September 30, 2022 compared to $27.9 million as of December 31, 2021. Non-performing assets from our Texas franchise were $14.0 million at September 30, 2022 compared to zero as of December 31, 2021. Non-performing assets from our Alabama franchise were $204,000 at September 30, 2022 compared to $470,000 as of December 31, 2021. Non-performing assets from our SPF franchise were $1.4 million at September 30, 2022 compared to $1.5 million as of December 31, 2021. Non-performing assets from our CFG franchise were $11.4 million at September 30, 2022 compared to $7.5 million as of December 31, 2021.
The $11.4 million balance of non-accrual loans for our Centennial CFG market consists of two loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. Due to the condition of the two loans, partial charge-offs for a total of $2.2 million were taken on these loans during the third quarter of 2022. The loans are not current on either principal or interest, and we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve. Any interest payments that are received will be applied to the principal balance.

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
•Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310. Interchange fees were $6.1 million, $16.6 million, $4.2 million and $12.2 million for the three and nine months ended September 30, 2022 and 2021, respectively. Centennial CFG loan fees were $4.6 million, $9.7 million, $1.8 million and $7.1 million for the three and nine months ended September 30, 2022 and 2021, respectively.
•Trust fees - The Company enters into contracts with its customers to manage assets for investment, and/or transact on their accounts. The Company generally satisfies its performance obligations as services are rendered. The management fees are percentage based, flat, percentage of income or a fixed percentage calculated upon the average balance of assets depending upon account type. Fees are collected on a monthly or annual basis.

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
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in the national unemployment rate, gross domestic product, national retail sales index, housing price indices and rental vacancy rate index.

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

Acquisitions
Acquisition of Marine Portfolio
On February 4, 2022, the Company completed the purchase of the performing marine loan portfolio of Utah-based LendingClub Bank (“LendingClub”). Under the terms of the purchase agreement with LendingClub, the Company acquired approximately $242.2 million of yacht loans. This portfolio of loans is housed within the Company's Shore Premier Finance division, which is responsible for servicing the acquired loan portfolio and originating new loan production.
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
Including the effects of the known purchase accounting adjustments, as of the acquisition date, Happy had approximately $6.69 billion in total assets, $3.65 billion in loans and $5.86 billion in customer deposits. Happy formerly operated its banking business from 62 locations in Texas.
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
As of September 30, 2022, we had 222 branch locations. There were 76 branches in Arkansas, 78 branches in Florida, 62 branches in Texas, five branches in Alabama and one branch in New York City.
Results of Operations
For the three and nine months ended September 30, 2022 and 2021
Our net income increased $33.7 million, or 45.0%, to $108.7 million for the three-month period ended September 30, 2022, from $75.0 million for the same period in 2021. On a diluted earnings per share basis, our earnings were $0.53 per share for the three-month period ended September 30, 2022 compared to $0.46 per share for the three-month period ended September 30, 2021. The Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of September 30, 2022. In addition, the Company determined no additional provision for unfunded commitments was necessary as of September 30, 2022. During the three months ended September 30, 2022, the Company recorded $1.1 million in recoveries on historic losses and a $2.6 million loss for the decrease in the fair value of marketable securities.

Our net income decreased $56.1 million, or 22.8%, to $189.6 million for the nine-month period ended September 30, 2022, from $245.7 million for the same period in 2021. On a diluted earnings per share basis, our earnings were $0.99 per share for the nine-month period ended September 30, 2022 compared to $1.49 per share for the nine-month period ended September 30, 2021. As a result of the acquisition of Happy, which we completed on April 1, 2022, we incurred $49.6 million in merger expenses and recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count," an $11.4 million provision for credit losses on acquired unfunded commitments, a $2.0 million provision for credit losses on acquired held-to-maturity investment securities. The summation of these items reduced earnings by $108.2 million and earnings per share by $0.42 per share for the nine-month period ended September 30, 2022. Excluding the impact of the acquisition of Happy, the Company determined that an additional provision for credit losses was not necessary, as the current level of the allowance for credit losses was considered adequate as of September 30, 2022. In addition, excluding the impact of the acquisition of Happy, the Company determined no additional provision for unfunded commitments was necessary as of September 30, 2022. During the nine months ended September 30, 2022, the Company recorded $6.7 million in recoveries on historic losses and a $1.4 million special dividend from equity investments, which were partially offset by a $2.3 million loss for the decrease in fair value of marketable securities and $2.1 million in TRUPS redemption fees.
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. In 2020, the Federal Reserve lowered the target rate to 0.00% to 0.25%. This remained in effect throughout all of 2021. On March 16, 2022, the target rate was increased to 0.25% to 0.50%. On May 4, 2022, the target rate was increased to 0.75% to 1.00%. On June 15, 2022, the target rate was increased to 1.50% to 1.75%. On July 27, 2022, the target rate was increased to 2.25% to 2.50%. On September 21, 2022, the target rate was increased to 3.00% to 3.25%. Presently, the Federal Reserve has indicated they are anticipating further rate increases.
Our net interest margin increased from 3.60% for the three-month period ended September 30, 2021 to 4.05% for the three-month period ended September 30, 2022. The yield on interest earning assets was 4.62% and 3.91% for the three months ended September 30, 2022 and 2021, respectively, as average interest earning assets increased from $16.11 billion to $21.09 billion. The increase in average earning assets is primarily due to a $3.78 billion increase in average loans receivable, and a $2.15 billion increase in average investment securities largely resulting from the acquisition of Happy, partially offset by a $949.6 million decrease in average interest-bearing balances due from banks. For the three months ended September 30, 2022 and 2021, we recognized $4.6 million and $4.9 million, respectively, in total net accretion for acquired loans and deposits. We recognized $943,000 in event interest income for the three months ended September 30, 2022 compared to $3.5 million for the three months ended September 30, 2021, which reduced the net interest margin by five basis points.
Our net interest margin decreased from 3.74% for the nine-month period ended September 30, 2021 to 3.67% for the nine-month period ended September 30, 2022. The yield on interest earning assets was 4.08% for both of the nine-month periods ended September 30, 2022 and 2021, as average interest earning assets increased from $15.71 billion to $20.03 billion. The increase in average earning assets is primarily the result of a $2.01 billion increase in average loans receivable, a $1.78 billion increase in average investment securities, and a $527.4 million increase in average interest-bearing balances due from banks. For the nine months ended September 30, 2022 and 2021, we recognized $12.8 million and $16.2 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 2 basis points. The Company experienced a $26.5 million reduction in interest income from PPP loans due to the forgiveness of the PPP loans and the acceleration of the deferred fees for the loans that were forgiven. This was dilutive to the net interest margin by approximately 8 basis points.

Net interest income on a fully taxable equivalent basis increased $69.2 million, or 47.3%, to $215.5 million for the three-month period ended September 30, 2022, from $146.4 million for the same period in 2021. This increase in net interest income for the three-month period ended September 30, 2022 was the result of an $86.6 million increase in interest income, partially offset by a $17.4 million increase in interest expense, on a fully taxable equivalent basis. The $86.6 million increase in interest income was primarily the result of the higher level of average interest earning assets due to the acquisition of Happy during the second quarter of 2022 and the increasing interest rate environment. The increase in earning assets resulted in an increase in interest income of approximately $65.5 million, and the higher yield on earning assets resulted in an increase in interest income of approximately $21.1 million. The $17.4 million increase in interest expense is primarily the result of the higher level of average interest bearing liabilities due to the acquisition of Happy during the second quarter of 2022 and the increasing interest rate environment. The higher rates on interest bearing liabilities resulted in an increase in interest expense of approximately $14.7 million, and the increase in interest bearing liabilities resulted in an increase in interest expense of approximately $2.7 million.
Net interest income on a fully taxable equivalent basis increased $110.4 million, or 25.1%, to $549.7 million for the nine-month period ended September 30, 2022, from $439.3 million for the same period in 2021. This increase in net interest income for the nine-month period ended September 30, 2022 was the result of a $132.0 million increase in interest income, partially offset by a $21.6 million increase in interest expense, on a fully taxable equivalent basis. The $132.0 million increase in interest income was primarily the result of the higher level of average interest earning assets due to the acquisition of Happy during the second quarter of 2022 and the increasing interest rate environment. The increase in earning assets resulted in an increase in interest income of approximately $110.8 million, and the higher yield on earning assets resulted in a increase in interest income of approximately $21.2 million. The $21.6 million increase in interest expense is primarily the result of the higher level of average interest bearing liabilities due to the acquisition of Happy during the second quarter of 2022 and the increasing interest rate environment. The higher rates on interest bearing liabilities resulted in an increase in interest expense of approximately $11.6 million, and the increase in interest bearing liabilities resulted in an increase in interest expense of approximately $10.0 million.
Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2022 and 2021, as well as changes in fully taxable equivalent net interest margin for the three and nine months ended September 30, 2022 compared to the same period in 2021.
Table 2: Analysis of Net Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Interest income	$242,955	$157,060	$604,871	$474,192
Fully taxable equivalent adjustment	2,437	1,748	6,646	5,343
Interest income – fully taxable equivalent	245,392	158,808	611,517	479,535
Interest expense	29,851	12,449	61,861	40,241
Net interest income – fully taxable equivalent	$215,541	$146,359	$549,656	$439,294
Yield on earning assets – fully taxable equivalent	4.62%	3.91%	4.08%	4.08%
Cost of interest-bearing liabilities	0.83	0.46	0.61	0.50
Net interest spread – fully taxable equivalent	3.79	3.45	3.47	3.58
Net interest margin – fully taxable equivalent	4.05	3.60	3.67	3.74
Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022 vs. 2021	2022 vs. 2021
	(In thousands)
Increase in interest income due to change in earning assets	$65,504	$110,827
Increase in interest income due to change in earning asset yields	21,080	21,155
Increase in interest expense due to change in interest-bearing liabilities	(2,742)	(10,006)
Increase in interest expense due to change in interest rates paid on interest-bearing liabilities	(14,660)	(11,614)
Increase in net interest income	$69,182	$110,362

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and nine months ended September 30, 2022 and 2021, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2022			2021
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$1,965,136	$10,763	2.17%	$2,914,785	$1,117	0.15%
Federal funds sold	1,176	9	3.04	82	—	—
Investment securities – taxable	4,008,230	28,273	2.80	2,289,680	8,495	1.47
Investment securities – non-taxable	1,292,702	10,370	3.18	862,586	6,416	2.95
Loans receivable	13,822,459	195,977	5.63	10,043,393	142,780	5.64
Total interest-earning assets	21,089,703	245,392	4.62%	16,110,526	158,808	3.91%
Non-earning assets	2,689,066			1,584,700
Total assets	$23,778,769			$17,695,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$12,233,755	$22,388	0.73%	$8,794,657	3,613	0.16%
Time deposits	1,078,112	959	0.35	1,063,500	2,029	0.76
Total interest-bearing deposits	13,311,867	23,347	0.70	9,858,157	5,642	0.23
Federal funds purchased	14	—	—	—	—	—
Securities sold under agreement to repurchase	126,770	434	1.36	143,937	102	0.28
FHLB and other borrowed funds	400,012	1,917	1.90	400,000	1,917	1.90
Subordinated debentures	442,312	4,153	3.73	370,805	4,788	5.12
Total interest-bearing liabilities	14,280,975	29,851	0.83%	10,772,899	12,449	0.46%
Non-interest-bearing liabilities
Non-interest-bearing deposits	5,779,082			4,091,174
Other liabilities	199,416			120,200
Total liabilities	20,259,473			14,984,273
Stockholders’ equity	3,519,296			2,710,953
Total liabilities and stockholders’ equity	$23,778,769			$17,695,226
Net interest spread			3.79%			3.45%
Net interest income and margin		$215,541	4.05%		$146,359	3.60%

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$2,899,620	$19,001	0.88%	$2,372,227	$2,234	0.13%
Federal funds sold	1,593	13	1.09	83	—	—
Investment securities – taxable	3,442,854	58,294	2.26	1,947,799	21,933	1.51
Investment securities – non-taxable	1,139,628	26,709	3.13	858,440	19,610	3.05
Loans receivable	12,547,275	507,500	5.41	10,532,411	435,758	5.53
Total interest-earning assets	20,030,970	611,517	4.08%	15,710,960	479,535	4.08%
Non-earning assets	2,308,827			1,594,442
Total assets	$22,339,797			$17,305,402
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest- bearing transaction accounts	$11,420,566	$36,031	0.42%	$8,607,728	12,289	0.19%
Time deposits	1,035,340	2,939	0.38	1,131,538	7,492	0.89
Total interest-bearing deposits	12,455,906	38,970	0.42	9,739,266	19,781	0.27
Federal funds purchased	294	2	0.91	—	—	—
Securities sold under agreement to repurchase	129,076	729	0.76	153,677	399	0.35
FHLB borrowed funds	400,004	5,688	1.90	400,000	5,688	1.90
Subordinated debentures	540,175	16,472	4.08	370,615	14,373	5.19
Total interest-bearing liabilities	13,525,455	61,861	0.61%	10,663,558	40,241	0.50%
Non-interest-bearing liabilities
Non-interest-bearing deposits	5,363,770			3,848,302
Other liabilities	161,402			127,656
Total liabilities	19,050,627			14,639,516
Stockholders’ equity	3,289,170			2,665,886
Total liabilities and stockholders’ equity	$22,339,797			$17,305,402
Net interest spread			3.47%			3.58%
Net interest income and margin		$549,656	3.67%		$439,294	3.74%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and nine months ended September 30, 2022 compared to the same period in 2021, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022 over 2021			2022 over 2021
	Volume	Yield / Rate	Total	Volume	Yield / Rate	Total
	(In thousands)
(Decrease) increase in:
Interest income:
Interest-bearing balances due from banks	$(480)	$10,126	$9,646	$603	$16,164	$16,767
Federal funds sold	—	9	9	—	13	13
Investment securities – taxable	8,987	10,791	19,778	21,955	14,406	36,361
Investment securities – non-taxable	3,416	538	3,954	6,578	521	7,099
Loans receivable	53,581	(384)	53,197	81,691	(9,949)	71,742
Total interest income	65,504	21,080	86,584	110,827	21,155	131,982
Interest expense:
Interest-bearing transaction and savings deposits	1,909	16,866	18,775	5,049	18,693	23,742
Time deposits	28	(1,098)	(1,070)	(590)	(3,963)	(4,553)
Federal funds purchased	—	—	—	2	—	2
Securities sold under agreement to repurchase	(14)	346	332	(73)	403	330
Subordinated debentures	819	(1,454)	(635)	5,618	(3,519)	2,099
Total interest expense	2,742	14,660	17,402	10,006	11,614	21,620
Increase (decrease) in net interest income	$62,762	$6,420	$69,182	$100,821	$9,541	$110,362
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
Loans. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in the national unemployment rate, gross domestic product, national retail sales index, housing price indices and rental vacancy rate index.
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
As a result of the Happy acquisition which was completed on April 1, 2022, the Company recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count" and an $11.4 million provision for credit losses on acquired unfunded commitments. The Company determined that an additional provision for credit losses was not necessary as the current level of the allowance for credit losses was considered adequate as of September 30, 2022. In addition, the Company determined no additional provision for unfunded commitments was necessary as of September 30, 2022.
Net charge-offs to average total loans was 0.15% for the three months ended September 30, 2022 compared to 0.07% for the three months ended September 30, 2021. Net charge-offs to average total loans was 0.10% for the nine months ended September 30, 2022 compared to 0.09% for the nine months ended September 30, 2021.
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
The Company recorded a $2.0 million provision for credit losses on the held-to-maturity investment securities during the second quarter of 2022 as a result of the investment securities acquired as part of the Happy acquisition. Of the Company's held-to-maturity securities, $1.11 billion, or 88.7% are municipal securities. To estimate the necessary loss provision, the Company utilized historical default and recovery rates of the municipal bond sector and applied these rates using a pooling method. The remainder of investments classified as held-to-maturity are U.S. government-sponsored enterprises and mortgage-backed securities all of which are guaranteed by the U.S. government. Due to the inherent low risk in these U.S. government guaranteed securities, no provision for credit loss was established on this portion of the portfolio.

At September 30, 2022, the Company determined that the allowance for credit losses of $842,000, resulting from economic uncertainty, was adequate for the available-for-sale investment portfolio, and the allowance for credit losses for the HTM portfolio resulting from the Happy acquisition was considered adequate. No additional provision for credit losses was considered necessary for the portfolio.
Non-Interest Income
Total non-interest income was $43.2 million and $118.5 million for the three and nine months ended September 30, 2022, compared to $29.2 million and $105.6 million for the same period in 2021. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending income, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.
Table 6 measures the various components of our non-interest income for the three and nine months ended September 30, 2022 and 2021, respectively, as well as changes for the three and nine months ended September 30, 2022 compared to the same period in 2021.
Table 6: Non-Interest Income

	Three Months Ended September 30,		2021 Change from 2020		Nine Months Ended September 30,		2021 Change from 2020
	2022	2021			2022	2021
	(Dollars in thousands)
Service charges on deposit accounts	$10,756	$5,941	$4,815	81.0%	$26,980	$16,059	$10,921	68.0%
Other service charges and fees	13,951	8,051	5,900	73.3	34,225	25,318	8,907	35.2
Trust fees	3,980	479	3,501	730.9	8,874	1,445	7,429	514.1
Mortgage lending income	4,179	5,948	(1,769)	(29.7)	14,091	20,317	(6,226)	(30.6)
Insurance commissions	601	586	15	2.6	1,739	1,556	183	11.8
Increase in cash value of life insurance	1,089	509	580	113.9	2,721	1,548	1,173	75.8
Dividends from FHLB, FRB, FNBB & other	1,741	2,661	(920)	(34.6)	6,384	13,916	(7,532)	(54.1)
Gain on sale of SBA loans	58	439	(381)	(86.8)	153	1,588	(1,435)	(90.4)
(Loss) gain on sale of branches, equipment and other assets, net	(13)	(34)	21	61.8	5	(86)	91	105.8
Gain on OREO, net	—	246	(246)	(100.0)	487	1,266	(779)	(61.5)
Gain on securities, net	—	—	—	0.0	—	219	(219)	(100.0)
Fair value adjustment for marketable securities	(2,628)	61	(2,689)	(4408.2)	(2,304)	7,093	(9,397)	(132.5)
Other income	9,487	4,322	5,165	119.5	25,096	15,366	9,730	63.3
Total non-interest income	$43,201	$29,209	$13,992	47.9%	$118,451	$105,605	$12,846	12.2%
Non-interest income increased $14.0 million, or 47.9%, to $43.2 million for the three months ended September 30, 2022 from $29.2 million for the same period in 2021. The primary factors that resulted in this increase were the increases in other service charges and fees, other income and service charges on deposit accounts. Other factors were changes related to trust fees, mortgage lending income, increase in cash value of life insurance, dividends from FHLB, FRB, FNBB and other and fair value adjustment for marketable securities.
Additional details for the three months ended September 30, 2022 on some of the more significant changes are as follows:
•The $4.8 million increase in service charges on deposit accounts is primarily related to an increase in overdraft fees service charge fees related to the acquisition of Happy.
•The $5.9 million increase in other service charges and fees is primarily related to an increase in Centennial CFG property finance loan fees and an increase in interchange fees related to the acquisition of Happy.
•The $3.5 million increase in trust fees is primarily related to an increase in trust fees resulting from the acquisition of Happy.

•The $1.8 million decrease in mortgage lending income is primarily related to a decrease in volume of secondary market loans from the high volume of loans during 2021. The decrease in volume is due to the increase in interest rates.
•The $580,000 increase in cash value of life insurance is primarily related to the increase in bank owned life insurance resulting from the acquisition of Happy.
•The $920,000 decrease for dividends from FHLB, FRB, FNBB & other is primarily due to a decrease in special dividends from equity investments, partially offset by an increase in dividend income from marketable securities and an increase in FRB stock holdings related to the acquisition of Happy.
•The $2.7 million decrease in the fair value adjustment for marketable securities is due to a reduction in the fair value of marketable securities held by the Company.
•The $5.2 million increase in other income is primarily due to a $3.3 million adjustment for equity method investments. Other factors causing this increase were a $404,000 increase in additional income for items previously charged off, which includes the $1.1 million in recoveries on historic losses; a $618,000 increase in investment brokerage fee income; a $307,000 increase in real estate rental income and a $522,000 increase in building rental income related to the acquisition of Happy.
Non-interest income increased $12.8 million, or 12.2%, to $118.5 million for the nine months ended September 30, 2022 from $105.6 million for the same period in 2021. The primary factors that resulted in this increase were the increase in service charges on deposit accounts and the increase in other income. Other factors were changes related to service charges and fees, trust fees, mortgage lending income, increase in cash value of life insurance, dividends from FHLB, FRB, FNBB and other, gain on sale of SBA loans and fair value adjustment for marketable securities.
Additional details for the nine months ended September 30, 2022 on some of the more significant changes are as follows:
•The $10.9 million increase in service charges on deposit accounts is primarily related to an increase in overdraft fees and service charge fees resulting from the acquisition of Happy.
•The $8.9 million increase in other service charges and fees is primarily related to an increase in Centennial CFG property finance loan fees and an increase in interchange acquisition fees resulting from the acquisition of Happy.
•The $7.4 million increase in trust fees is primarily related to an increase in trust fees resulting from the acquisition of Happy.
•The $6.2 million decrease in mortgage lending income is primarily due to a decrease in volume of secondary market loans from the high volume of loans during 2021. The decrease in volume is due to the increase in interest rates.
•The $1.2 million increase in cash value of life insurance is primarily related to BOLI acquired in the acquisition of Happy.
•The $7.5 million decrease for dividends from FHLB, FRB, FNBB & other is primarily due to a decrease in special dividends from equity investments, partially offset by an increase in FRB stock holdings related to the acquisition of Happy.
•The $1.4 million decrease in gains on sales of SBA loans is primarily due to decrease in the volume of SBA loan sales during 2022.
•The $779,000 decrease in gains on OREO resulted from a reduction in the level of sales of OREO during 2022.
•The $9.4 million decrease in the fair value adjustment for marketable securities is due to a reduction in the fair value of marketable securities held by the Company.
•The $9.7 million increase in other income is primarily due to a $3.3 million adjustment for equity method investments and a $3.2 million increase in additional income for items previously charged off, which includes the $6.7 million recoveries on historic losses. Other factors causing this increase were a $2.0 million increase in investment brokerage fee income, a $529,000 increase in real estate rental income and a $1.0 million increase in building rental income related to the acquisition of Happy.

Non-Interest Expense
Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.
Table 7 below sets forth a summary of non-interest expense for the three and nine months ended September 30, 2022 and 2021, as well as changes for the three and nine months ended September 30, 2022 compared to the same period in 2021.
Table 7: Non-Interest Expense

	Three Months Ended September 30,		2022 Change from 2021		Nine Months Ended September 30,		2022 Change from 2021
	2022	2021			2022	2021
	(Dollars in thousands)
Salaries and employee benefits	$65,290	$42,469	$22,821	53.7%	$174,636	$126,990	$47,646	37.5%
Occupancy and equipment	15,133	9,305	5,828	62.6	38,533	27,584	10,949	39.7
Data processing expense	8,747	6,024	2,723	45.2	25,880	17,787	8,093	45.5
Merger and acquisition expenses	—	1,006	(1,006)	(100.0)	49,594	1,006	48,588	4829.8
Other operating expenses:
Advertising	2,024	1,204	820	68.1	5,407	3,444	1,963	57.0
Amortization of intangibles	2,477	1,421	1,056	74.3	6,376	4,262	2,114	49.6
Electronic banking expense	3,828	2,521	1,307	51.8	9,718	7,375	2,343	31.8
Directors' fees	354	395	(41)	(10.4)	1,133	1,192	(59)	(4.9)
Due from bank service charges	316	265	51	19.2	982	787	195	24.8
FDIC and state assessment	2,146	1,648	498	30.2	6,204	4,119	2,085	50.6
Insurance	959	749	210	28.0	2,702	2,317	385	16.6
Legal and accounting	1,581	1,050	531	50.6	3,439	2,954	485	16.4
Other professional fees	2,466	1,787	679	38.0	6,329	5,196	1,133	21.8
Operating supplies	681	474	207	43.7	2,430	1,426	1,004	70.4
Postage	614	301	313	104.0	1,476	931	545	58.5
Telephone	593	371	222	59.8	1,314	1,082	232	21.4
Other expense	7,137	4,629	2,508	54.2	20,571	13,015	7,556	58.1
Total non-interest expense	$114,346	$75,619	$38,727	51.2%	$356,724	$221,467	$135,257	61.1%
Non-interest expense increased $38.7 million, or 51.2%, to $114.3 million for the three months ended September 30, 2022 from $75.6 million for the same period in 2021. The primary factors that resulted in this increase were the changes related to salaries and employee benefits. Other factors were changes related to occupancy and equipment, data processing expense, merger and acquisition expenses, advertising expenses, amortization of intangibles, electronic banking expense and other expenses.
Additional details for the three months ended September 30, 2022 on some of the more significant changes are as follows:
•The $22.8 million increase in salaries and employee benefits expense is primarily due to increased salary expenses and insurance expenses related to the acquisition of Happy.
•The $5.8 million increase in occupancy and equipment expenses is primarily due to increases in depreciation on buildings, machinery and equipment; utility expenses; lease expense; equipment maintenance and repairs; janitorial expenses; property taxes and other occupancy expenses related to the acquisition of Happy.
•The $2.7 million increase in data processing expense is primarily due to increases in telecommunication fees, depreciation of equipment and software, software maintenance and software licensing subscriptions related to the acquisition of Happy.

•The $1.0 million decrease in merger and acquisition expense is related to preliminary costs associated with the acquisition of Happy during 2021, and the merger expenses for the current year being recorded during the first and second quarters of 2022.
•The $820,000 increase in advertising expense is related to the acquisition of Happy.
•The $1.1 million increase in amortization of intangibles is due to the acquisition of Happy.
•The $1.3 million increase in electronic banking expense is due to increased debit card processing fees and interchange network expenses resulting from the acquisition of Happy.
•The $2.5 million increase in other expenses is primarily related to the acquisition of Happy.
Non-interest expense increased $135.3 million, or 61.1%, to $356.7 million for the three months ended September 30, 2022 from $221.5 million for the same period in 2021. The primary factors that resulted in this increase were the changes related to salaries and employee benefits and merger and acquisition expense. Other factors were changes related to occupancy and equipment expense, data processing expense, advertising, advertising expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment fees, other professional fees, operating supplies and other expenses.
Additional details for the nine months ended September 30, 2022 on some of the more significant changes are as follows:
•The $47.6 million increase in salaries and employee benefits expense is primarily due to the acquisition of Happy.
•The $10.9 million increase in occupancy and equipment expenses is primarily due to increases in depreciation on buildings, machinery and equipment; utility expenses; lease expense; equipment maintenance and repairs; janitorial expenses; property taxes and other occupancy expenses related to the acquisition of Happy.
•The $8.1 million increase in data processing expense is primarily due to increases in telecommunication fees, computer software fees, licensing fees, mobile banking, internet banking and cash management expenses related to the acquisition of Happy.
•The $48.6 million increase in merger and acquisition expense is related to costs associated with the acquisition of Happy.
•The $2.0 million increase in advertising expense is related to the acquisition of Happy.
•The $2.1 million increase in amortization of intangibles is due to the acquisition of Happy.
•The $2.3 million increase in electronic banking expense is due to increased debit card processing fees and interchange network expenses resulting from the acquisition of Happy.
•The $2.1 million increase in FDIC and state assessment expense is primarily due to FDIC assessment reductions for 2021 and the acquisition of Happy during the second quarter of 2022.
•The $1.1 million increase in other professional fees is primarily due to the acquisition of Happy.
•The $1.0 million increase in operating supplies is primarily due to the acquisition of Happy.
•The $7.6 million increase in other expenses is primarily related to the acquisition of Happy as well as $2.1 million in TRUPS redemption fees.
Income Taxes
Income tax expense increased $10.0 million, or 43.3%, to $33.3 million for the three-month period ended September 30, 2022, from $23.2 million for the same period in 2021. Income tax expense decreased $20.6 million, or 26.7%, to $56.6 million for the nine-month period ended September 30, 2022, from $77.2 million for the same period in 2021. The effective income tax rate was 23.43% and 22.98% for the three and nine months ended September 30, 2022, compared to 23.63% and 23.91% for the same periods in 2021. The marginal tax rate was 25.1475% and 25.74% 2022 and 2021, respectively.

Financial Condition as of and for the Period Ended September 30, 2022 and December 31, 2021
Our total assets as of September 30, 2022 increased $5.11 billion to $23.16 billion from $18.05 billion reported as of December 31, 2021. The increase in total assets is primarily due to the acquisition of $6.69 billion in total assets, net of purchase accounting adjustments, from Happy during the second quarter of 2022. Cash and cash equivalents decreased $2.07 billion for the nine months ended September 30, 2022. Our loan portfolio balance increased to $13.83 billion as of September 30, 2022 from $9.84 billion at December 31, 2021. The increase in loans was primarily due to the acquisition of $3.65 billion in loans, net of purchase accounting adjustments, from Happy in the second quarter of 2022 and $242.2 million in marine loans from LendingClub Bank during the first quarter of 2022, as well as $98.4 million in organic loan growth. Total deposits increased $4.28 billion to $18.54 billion as of September 30, 2022 from $14.26 billion as of December 31, 2021. The increase in deposits was primarily due to the acquisition of $5.86 billion in deposits, net of purchase accounting adjustments, from Happy in the second quarter of 2022. Stockholders’ equity increased $694.3 million to $3.46 billion as of September 30, 2022, compared to $2.77 billion as of December 31, 2021. The $694.3 million increase in stockholders’ equity is primarily associated with the $961.3 million in common stock issued to Happy shareholders for the acquisition of Happy on April 1, 2022 and the $189.6 million in net income for the nine months ended September 30, 2022, partially offset by the $317.9 million in other comprehensive loss, the $94.8 million of shareholder dividends paid and stock repurchases of $50.9 million in 2022.
Loan Portfolio
Loans Receivable
Our loan portfolio averaged $13.82 billion and $10.04 billion during the three months ended September 30, 2022 and 2021, respectively. Our loan portfolio averaged $12.55 billion and $10.53 billion during the nine months ended September 30, 2022 and 2021, respectively. Loans receivable were $13.83 billion and $9.84 billion as of September 30, 2022 and December 31, 2021, respectively.
From December 31, 2021 to September 30, 2022, the Company experienced an increase of approximately $3.99 billion in loans. The increase in loans was primarily due to the acquisition of $3.65 billion in loans, net of purchase accounting adjustments, from Happy in the second quarter of 2022 and $242.2 million in marine loans from LendingClub Bank during the first quarter of 2022, as well as $98.4 million in organic loan growth. The $98.4 million in organic loan growth included $156.6 million in loan growth for Centennial CFG and $96.0 million in loan growth within the remaining footprint, which was partially offset by a $154.2 million in decline in PPP loans. As of September 30, 2022, the Company had $10.8 million of PPP loans.
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, Texas, Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Texas, Alabama and New York. Loans receivable were approximately $3.06 billion, $3.62 billion, $3.74 billion, $183.5 million, $1.15 billion and $2.08 billion as of September 30, 2022 in Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG, respectively.
As of September 30, 2022, we had approximately $921.3 million of construction land development loans which were collateralized by land. This consisted of approximately $148.9 million for raw land and approximately $772.4 million for land with commercial and/or residential lots.

Table 8 presents our loans receivable balances by category as of September 30, 2022 and December 31, 2021.
Table 8: Loans Receivable

	September 30, 2022	December 31, 2021
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$5,156,438	$3,889,284
Construction/land development	2,232,906	1,850,050
Agricultural	330,748	130,674
Residential real estate loans:
Residential 1-4 family	1,704,850	1,274,953
Multifamily residential	525,110	280,837
Total real estate	9,950,052	7,425,798
Consumer	1,120,250	825,519
Commercial and industrial	2,268,750	1,386,747
Agricultural	313,693	43,920
Other	176,566	154,105
Total loans receivable	$13,829,311	$9,836,089
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
As of September 30, 2022, commercial real estate loans totaled $7.72 billion, or 55.8%, of loans receivable, as compared to $5.87 billion, or 59.7%, of loans receivable, as of December 31, 2021. Commercial real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $1.95 billion, $2.36 billion, $2.21 billion, $80.7 million, zero and $1.12 billion at September 30, 2022, respectively.
Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 40.0% and 50.1% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of September 30, 2022, with the remaining 9.9% relating to condos and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of September 30, 2022, residential real estate loans totaled $2.23 billion, or 16.1%, of loans receivable, compared to $1.56 billion, or 15.8%, of loans receivable, as of December 31, 2021. Residential real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $423.2 million, $930.0 million, $552.1 million, $46.7 million, zero and $278.0 million at September 30, 2022, respectively.
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

As of September 30, 2022, consumer loans totaled $1.12 billion, or 8.1%, of loans receivable, compared to $825.5 million, or 8.4%, of loans receivable, as of December 31, 2021. Consumer loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $29.3 million, $8.4 million, $27.9 million, $890,000, $1.05 billion and zero at September 30, 2022, respectively.
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
As of September 30, 2022, commercial and industrial loans totaled $2.27 billion, or 16.4%, of loans receivable, compared to $1.39 billion, or 14.1%, of loans receivable, as of December 31, 2021. Commercial and industrial loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $482.6 million, $264.0 million, $691.8 million, $52.6 million, $97.5 million and $680.4 million at September 30, 2022, respectively.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for impairment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $146.0 million and $448,000 in PCD loans, as of September 30, 2022 and December 31, 2021, respectively.

Table 9 sets forth information with respect to our non-performing assets as of September 30, 2022 and December 31, 2021. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 9: Non-performing Assets

	As of September 30, 2022	As of December 31, 2021
	(Dollars in thousands)
Non-accrual loans	$56,796	$47,158
Loans past due 90 days or more (principal or interest payments)	4,898	3,035
Total non-performing loans	61,694	50,193
Other non-performing assets
Foreclosed assets held for sale, net	365	1,630
Other non-performing assets	104	—
Total other non-performing assets	469	1,630
Total non-performing assets	$62,163	$51,823
Allowance for credit losses to non-accrual loans	509.20%	501.96%
Allowance for credit losses to non-performing loans	468.77	471.61
Non-accrual loans to total loans	0.41	0.48
Non-performing loans to total loans	0.45	0.51
Non-performing assets to total assets	0.27	0.29
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
Total non-performing loans were $61.7 million and $50.2 million as of September 30, 2022 and December 31, 2021, respectively. Non-performing loans at September 30, 2022 were $10.2 million, $24.8 million, $13.7 million, $204,000, $1.4 million and $11.4 million in the Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets, respectively.
The $11.4 million balance of non-accrual loans for our Centennial CFG market consists of two loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. Due to the condition of the two loans, partial charge-offs for a total of $2.2 million were taken on these loans during the third quarter of 2022. The loans are not current on either principal or interest, and we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve. Any interest payments that are received will be applied to the principal balance.
Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. As of September 30, 2022, we had $6.2 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $3.5 million and our Arkansas market contains $2.7 million of these restructured loans.
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

The majority of the Bank’s loan modifications relates to commercial lending and involves reducing the interest rate, changing from a principal and interest payment to interest-only, lengthening the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At September 30, 2022 and December 31, 2021, the amount of TDRs was $7.6 million and $7.5 million, respectively. As of September 30, 2022 and December 31, 2021, 81.1% and 85.7%, respectively, of all restructured loans were performing to the terms of the restructure.
Total foreclosed assets held for sale were $365,000 as of September 30, 2022, compared to $1.6 million as of December 31, 2021 for a decrease of $1.3 million. The foreclosed assets held for sale as of September 30, 2022 are comprised of zero assets located in Arkansas, $260,000 located in Florida, $105,000 located in Texas and zero from Alabama, SPF and Centennial CFG.
Table 10 shows the summary of foreclosed assets held for sale as of September 30, 2022 and December 31, 2021.
Table 10: Foreclosed Assets Held For Sale

	As of September 30, 2022	As of December 31, 2021
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$49	$536
Construction/land development	47	834
Residential real estate loans
Residential 1-4 family	269	260
Total foreclosed assets held for sale	$365	$1,630
A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of September 30, 2022 and December 31, 2021, impaired loans were $229.3 million and $331.5 million, respectively. The amortized cost balance for loans with a specific allocation decreased from $284.0 million to $169.7 million, and the specific allocation for impaired loans decreased by approximately $21.9 million for the period ended September 30, 2022 compared to the period ended December 31, 2021. The Company is continuing to monitor these impaired loans and will adjust the discount as necessary. As of September 30, 2022, our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets accounted for approximately $24.2 million, $132.3 million, $59.8 million, $204,000, $1.4 million and $11.4 million of the impaired loans, respectively.

Past Due and Non-Accrual Loans
Table 11 shows the summary of non-accrual loans as of September 30, 2022 and December 31, 2021:
Table 11: Total Non-Accrual Loans

	As of September 30, 2022	As of December 31, 2021
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$18,621	$11,923
Construction/land development	1,895	1,445
Agricultural	772	897
Residential real estate loans
Residential 1-4 family	16,549	16,198
Multifamily residential	156	156
Total real estate	37,993	30,619
Consumer	1,778	1,648
Commercial and industrial	16,431	13,875
Agricultural & other	594	1,016
Total non-accrual loans	$56,796	$47,158
If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.1 million and $662,000, respectively, would have been recorded for the three-month periods ended September 30, 2022 and 2021. If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $3.2 million and $2.0 million, respectively, would have been recorded for the nine month periods ended September 30, 2022 and 2021. The interest income recognized on non-accrual loans for the three and nine months ended September 30, 2022 and 2021 was considered immaterial.
Table 12 shows the summary of accruing past due loans 90 days or more as of September 30, 2022 and December 31, 2021:
Table 12: Loans Accruing Past Due 90 Days or More

	As of September 30, 2022	As of December 31, 2021
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$290	$2,225
Construction/land development	34	—
Residential real estate loans
Residential 1-4 family	1,445	701
Total real estate	1,769	2,926
Consumer	15	2
Commercial and industrial	2,901	107
Other	213	—
Total loans accruing past due 90 days or more	$4,898	$3,035
Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.45% and 0.51% at September 30, 2022 and December 31, 2021, respectively.

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
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in the national unemployment rate, gross domestic product, national retail sales index, housing price indices and rental vacancy rate index.
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
The Company had $229.3 million and $331.5 million in collateral-dependent impaired loans for the periods ended September 30, 2022 and December 31, 2021, respectively.
Loans Collectively Evaluated for Impairment. Loans receivable collectively evaluated for impairment increased by approximately $4.10 billion from $9.54 billion at December 31, 2021 to $13.64 billion at September 30, 2022. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment was 1.90% and 1.94% at September 30, 2022 and December 31, 2021, respectively.
Charge-offs and Recoveries. Total charge-offs increased to $6.3 million for the three months ended September 30, 2022, compared to $2.5 million for the same period in 2021. Total charge-offs increased to $11.9 million for the nine months ended September 30, 2022, compared to $8.5 million for the same period in 2021. Total recoveries were $1.2 million and $691,000 for the three months ended September 30, 2022 and 2021, respectively. Total recoveries were $2.4 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022, net charge-offs were $295,000 for Arkansas, $1.6 million for Florida, $1.0 million for Texas, $11,000 for Alabama and $2.2 million for Centennial CFG, partially offset by net recoveries of $3,000 for SPF. These equal a net charge-off position of $5.1 million. For the nine months ended September 30, 2022, net charge-offs were $825,000 for Arkansas, $4.3 million for Florida, $1.7 million for Texas, $47,000 for Alabama, $392,000 for SPF and $2.2 million for Centennial CFG. These equal a net charge-off position of $9.5 million.
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

Table 13 shows the allowance for credit losses, charge-offs and recoveries as of and for the three and nine months ended September 30, 2022 and 2021.
Table 13: Analysis of Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Balance, beginning of period	$294,267	$240,451	$236,714	$245,473
Allowance for credit losses on PCD loans - Happy acquisition	—	—	16,816	—
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	—	9	—	604
Construction/land development	11	—	11	—
Agricultural	—	—	—	42
Residential real estate loans:
Residential 1-4 family	48	220	337	543
Total real estate	59	229	348	1,189
Consumer	47	21	2,284	143
Commercial and industrial	4,536	1,682	5,952	5,892
Other	1,671	537	3,304	1,315
Total loans charged off	6,313	2,469	11,888	8,539
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	778	44	856	112
Construction/land development	8	8	325	47
Residential real estate loans:
Residential 1-4 family	45	388	94	554
Total real estate	831	440	1,275	713
Consumer	42	19	90	51
Commercial and industrial	189	80	519	382
Other	187	152	507	593
Total recoveries	1,249	691	2,391	1,739
Net loans charged off	5,064	1,778	9,497	6,800
Provision for credit loss - acquired loans	—	—	45,170	—
Balance, September 30	$289,203	$238,673	$289,203	$238,673
Net charge-offs to average loans receivable	0.15%	0.07%	0.10%	0.09%
Allowance for credit losses to total loans	2.09	2.41	2.09	2.41
Allowance for credit losses to net charge-offs	1,439.47	3,383.50	2,277.65	2,625.21

Table 14 presents the allocation of allowance for credit losses as of September 30, 2022 and December 31, 2021.
Table 14: Allocation of Allowance for Credit Losses

	As of September 30, 2022		As of December 31, 2021
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$90,655	37.3%	$86,910	39.5%
Construction/land development	34,687	16.1	28,415	18.8
Agricultural residential real estate loans	1,758	2.4	308	1.3
Residential real estate loans:
Residential 1-4 family	45,074	12.3	45,364	13.0
Multifamily residential	4,747	3.8	3,094	2.9
Total real estate	176,921	71.9	164,091	75.5
Consumer	20,513	8.1	16,612	8.4
Commercial and industrial	88,143	16.4	52,910	14.1
Agricultural	1,278	2.3	152	0.4
Other	2,348	1.3	2,949	1.6
Total	$289,203	100.0%	$236,714	100.0%
(1)Percentage of loans in each category to total loans receivable.
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 5.2 years as of September 30, 2022.
Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. As of September 30, 2022, we had $1.25 billion of held-to-maturity securities. As of September 30, 2022, $1.11 billion, or 88.7%, was invested in obligations of state and political subdivisions, $43.0 million, or 3.4%, were invested in obligations of U.S. Government-sponsored enterprises and $98.5 million, or 7.9%, were invested in mortgage-backed securities. The U.S. government-sponsored enterprises and mortgage-backed securities are guaranteed by the U.S. government.
Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive (loss) income. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $4.09 billion and $3.12 billion as September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022, $1.94 billion, or 47.5%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $1.54 billion, or 49.3%, of our available-for-sale securities as of December 31, 2021. To reduce our income tax burden, $900.2 million, or 22.0%, of our available-for-sale securities portfolio as of September 30, 2022, were primarily invested in tax-exempt obligations of state and political subdivisions, compared to $997.0 million, or 32.0%, of our available-for-sale securities as of December 31, 2021. We had $682.0 million, or 16.7%, invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2022, compared to $433.0 million, or 13.9%, of our available-for-sale securities as of December 31, 2021. Also, we had approximately $564.3 million, or 13.8%, invested in other securities as of September 30, 2022, compared to $151.9 million, or 4.9% of our available-for-sale securities as of December 31, 2021.

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
The Company recorded a $2.0 million provision for credit losses on the held-to-maturity investment securities during the second quarter of 2022 as a result of the investment securities acquired as part of the Happy acquisition. Of the Company's held-to-maturity securities, $1.11 billion, or 88.7% are municipal securities. To estimate the necessary loss provision, the Company utilized historical default and recovery rates of the municipal bond sector and applied these rates using a pooling method. The remainder of investments classified as held-to-maturity are U.S. government-sponsored enterprises and mortgage-backed securities all of which are guaranteed by the U.S. government. Due to the inherent low risk in these U.S. government guaranteed securities, no provision for credit loss was established on this portion of the portfolio.
At September 30, 2022, the Company determined that the allowance for credit losses of $842,000, resulting from economic uncertainty, was adequate for the available-for-sale investment portfolio, and the allowance for credit losses for the HTM portfolio was considered adequate. No additional provision for credit losses was considered necessary for the portfolio.
See Note 3 to the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.
Deposits
Our deposits averaged $19.09 billion and $17.82 billion for the three and nine months ended September 30, 2022, respectively. Our deposits averaged $13.95 billion and $13.59 billion for the three and nine months ended September 30, 2021, respectively. Total deposits were $18.54 billion as of September 30, 2022, and $14.26 billion as of December 31, 2021. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
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

Table 15 reflects the classification of the brokered deposits as of September 30, 2022 and December 31, 2021.
Table 15: Brokered Deposits

	September 30, 2022	December 31, 2021
	(In thousands)
Insured Cash Sweep and Other Transaction Accounts	546,643	625,704
Total Brokered Deposits	$546,643	$625,704
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. In 2020, the Federal Reserve lowered the target rate to 0.00% to 0.25%. This remained in effect throughout all of 2021. On March 16, 2022, the target rate was increased to 0.25% to 0.50%. On May 4, 2022, the target rate was increased to 0.75% to 1.00%. On June 15, 2022, the target rate was increased to 1.50% to 1.75%. On July 27, 2022, the target rate was increased to 2.25% to 2.50%. On September 21, 2022, the target rate was increased to 3.00% to 3.25%. Presently, the Federal Reserve has indicated they are anticipating further rate increases.
Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and nine months ended September 30, 2022 and 2021.
Table 16: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2022		2021
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$5,779,082	—%	$4,091,174	—%
Interest-bearing transaction accounts	10,759,379	0.81	7,895,663	0.18
Savings deposits	1,474,376	0.09	898,994	0.06
Time deposits:
$100,000 or more	654,550	0.37	708,524	0.94
Other time deposits	423,562	0.32	354,976	0.40
Total	$19,090,949	0.49%	$13,949,331	0.16%

	Nine Months Ended September 30,
	2022		2021
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$5,363,770	—%	$3,848,302	—%
Interest-bearing transaction accounts	10,058,021	0.47	7,754,622	0.21
Savings deposits	1,362,545	0.07	853,106	0.06
Time deposits:
$100,000 or more	635,555	0.43	767,594	1.06
Other time deposits	399,785	0.30	363,944	0.51
Total	$17,819,676	0.29%	$13,587,568	0.19%

Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $19.3 million, or 13.7%, from $140.9 million as of December 31, 2021 to $121.6 million as of September 30, 2022.
FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $400.0 million at both September 30, 2022 and December 31, 2021. The Company had no other borrowed funds as of September 30, 2022 or December 31, 2021. At September 30, 2022 all of the outstanding balances were classified as short-term advances as the FHLB has provided notice of their intention to call all of the Company's FHLB borrowed funds within a year due to the low interest rates on the advances. At December 31, 2021, all of the outstanding balances were classified as long-term advances. The FHLB advances mature in 2033 with fixed interest rates ranging from 1.76% to 2.26%. As noted above, expected maturities could differ from contractual maturities because FHLB may have the right to call or the Company may have the right to prepay certain obligations.
Subordinated Debentures
Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $440.6 million and $371.1 million as of September 30, 2022 and December 31, 2021, respectively.
On April 1, 2022, the Company acquired $23.2 million in trust preferred securities from Happy which were currently callable without penalty based on the terms of the specific agreements. During the second and third quarters of 2022, the Company redeemed, without penalty, the $23.2 million of the trust preferred securities acquired from Happy. In addition, during the second and third quarters, the Company also redeemed, without penalty, the $73.3 million of trust preferred securities held prior to the Happy acquisition. As a result, the Company no longer holds any trust preferred securities.
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

On April 3, 2017, the Company completed an underwritten public offering of $300.0 million in aggregate principal amount of its 5.625% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “2027 Notes”) for net proceeds, after underwriting discounts and issuance costs, of approximately $297.0 million. The 2027 Notes were unsecured, subordinated debt obligations and would have matured on April 15, 2027. From and including the date of issuance to, but excluding April 15, 2022, the 2027 Notes bore interest at an initial rate of 5.625% per annum. From and including April 15, 2022 to, but excluding the maturity date or earlier redemption, the 2027 Notes were to bear interest at a floating rate equal to three-month LIBOR as calculated on each applicable date of determination plus a spread of 3.575%; provided, however, that in the event three-month LIBOR was less than zero, then three-month LIBOR would have been deemed to be zero.
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
Stockholders’ Equity
Stockholders’ equity increased $694.3 million to $3.46 billion as of September 30, 2022, compared to $2.77 billion as of December 31, 2021. The $694.3 million increase in stockholders’ equity is primarily associated with the $961.3 million in common stock issued to Happy shareholders for the acquisition of Happy on April 1, 2022 and the $189.6 million in net income for the nine months ended September 30, 2022, partially offset by the $317.9 million in other comprehensive loss, the $94.8 million of shareholder dividends paid and stock repurchases of $50.9 million in 2022. As of September 30, 2022 and December 31, 2021, our equity to asset ratio was 14.94% and 15.32%, respectively. Book value per share was $16.94 as of September 30, 2022, compared to $16.90 as of December 31, 2021, a 0.3% annualized increase.
Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.165 and $0.14 per share for the three months ended September 30, 2022 and 2021, respectively. The common stock dividend payout ratio for the three months ended September 30, 2022 and 2021 was 31.1% and 30.6%, respectively. The common stock dividend payout ratio for the nine months ended September 30, 2022 and 2021 was 50.0% and 28.2%, respectively. On October 21, 2022, the Board of Directors declared a regular $0.165 per share quarterly cash dividend payable December 7, 2022, to shareholders of record November 16, 2022.
Stock Repurchase Program. On January 22, 2021, the Company’s Board of Directors authorized the repurchase of up to an additional 20,000,000 shares of its common stock under the previously approved stock repurchase program. We repurchased a total of 2,258,531 shares with a weighted-average stock price of $22.50 per share during the first nine months of 2022. The remaining balance available for repurchase was 19,832,134 shares at September 30, 2022.

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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2022 and December 31, 2021, we met all regulatory capital adequacy requirements to which we were subject.
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
On April 3, 2017, the Company completed an underwritten public offering of the 2027 Notes in aggregate principal amount of $300.0 million. The 2027 Notes were unsecured, subordinated debt obligations and would have matured on April 15, 2027. On April 15, 2022, the Company completed the payoff of the 2027 Notes in aggregate principal amount of $300.0 million. Each 2027 Note was redeemed pursuant to the terms of the Subordinated Indenture, as supplemented by the First Supplemental Indenture, each dated as of April 3, 2017, between the Company and U.S. Bank Trust Company, National Association, the Trustee for the 2027 Notes, at the redemption price of 100% of its principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

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
Table 17 presents our risk-based capital ratios on a consolidated basis as of September 30, 2022 and December 31, 2021.
Table 17: Risk-Based Capital

	As of September 30, 2022	As of December 31, 2021
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$3,460,015	$2,765,721
ASC 326 transitional period adjustment	24,369	55,143
Goodwill and core deposit intangibles, net	(1,454,837)	(997,605)
Unrealized loss on available-for-sale securities	307,455	(10,462)
Total common equity Tier 1 capital	2,337,002	1,812,797
Qualifying trust preferred securities	—	71,270
Total Tier 1 capital	2,337,002	1,884,067
Tier 2 capital
Allowance for credit losses	289,203	236,714
ASC 326 transitional period adjustment	(24,369)	(55,143)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(39,796)	(33,514)
Qualifying allowance for credit losses	225,038	148,057
Qualifying subordinated notes	440,568	299,824
Total Tier 2 capital	665,606	447,881
Total risk-based capital	$3,002,608	$2,331,948
Average total assets for leverage ratio	$22,561,638	$16,960,683
Risk weighted assets	$17,929,429	$11,793,539
Ratios at end of period
Common equity Tier 1 capital	13.03%	15.37%
Leverage ratio	10.36	11.11
Tier 1 risk-based capital	13.03	15.98
Total risk-based capital	16.75	19.77
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

In Table 18 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 18: Earnings, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$108,705	$74,992	$189,575	$245,664
Pre-tax adjustments:
Merger and acquisition expenses	—	1,006	49,594	1,006
Initial provision for credit losses - acquisition	—	—	58,585	—
Fair value adjustment for marketable securities	2,628	(61)	2,304	(7,093)
Special dividend from equity investment	—	(2,227)	(1,434)	(12,500)
TRUPS redemption fees	—	—	2,081	—
Recoveries on historic losses	(1,065)	—	(6,706)	(5,107)
Gain on securities	—	—	—	(219)
Total pre-tax adjustments	1,563	(1,282)	104,424	(23,913)
Tax-effect of adjustments(1)	393	(587)	25,569	(6,412)
Total adjustments after-tax (B)	1,170	(695)	78,855	(17,501)
Earnings, as adjusted (C)	$109,875	$74,297	$268,430	$228,163
Average diluted shares outstanding (D)	205,135	164,603	191,941	165,050
GAAP diluted earnings per share: A/D	$0.53	$0.46	$0.99	$1.49
Adjustments after-tax: B/D	0.01	(0.01)	0.41	(0.11)
Diluted earnings per common share excluding adjustments: C/D	$0.54	$0.45	$1.40	$1.38
(1) Blended statutory rate of 25.1475% for 2022 and 25.74% for 2021
We had $1.46 billion, $998.1 million, and $999.5 million in total goodwill, core deposit intangibles and other intangible assets as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity, return on average tangible equity excluding intangible amortization, and tangible equity to tangible assets are useful in evaluating our company. Management also believes return on average assets, as adjusted, return on average equity, as adjusted, and return on average tangible equity, as adjusted, are meaningful non-GAAP financial measures, as they exclude items such as certain non-interest income and expenses that management believes are not indicative of our primary business operating results. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 19 through 22, respectively.
Table 19: Tangible Book Value Per Share

	As of September 30, 2022	As of December 31, 2021
	(In thousands, except per share data)
Book value per share: A/B	$16.94	$16.90
Tangible book value per share: (A-C-D)/B	9.82	10.80
(A) Total equity	$3,460,015	$2,765,721
(B) Shares outstanding	204,219	163,699
(C) Goodwill	1,394,353	973,025
(D) Core deposit intangibles	60,932	25,045

Table 20: Return on Average Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Return on average assets: A/D	1.81%	1.68%	1.13%	1.90%
Return on average assets, as adjusted: (A+C)/D	1.83	1.67	1.61	1.76
Return on average assets excluding intangible amortization: B/(D-E)	1.97	1.81	1.23	2.04
(A) Net income	$108,705	$74,992	$189,575	$245,664
Intangible amortization after-tax	1,854	1,055	4,757	3,164
(B) Earnings excluding intangible amortization	$110,559	$76,047	$194,332	$248,828
(C) Adjustments after-tax	$1,170	$(695)	$78,855	$(17,501)
(D) Average assets	23,778,769	17,695,226	22,339,797	17,305,402
(E) Average goodwill, core deposits and other intangible assets	1,459,034	1,000,175	1,294,971	1,001,585
Table 21: Return on Average Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Return on average equity: A/D	12.25%	10.97%	7.71%	12.32%
Return on average common equity, as adjusted: (A+C)/D	12.39	10.87	10.91	11.44
Return on average tangible common equity: A/(D-E)	20.93	17.39	12.71	19.74
Return on average tangible equity excluding intangible amortization: B/(D-E)	21.29	17.64	13.03	19.99
Return on average tangible common equity, as adjusted: (A+C)/(D-E)	21.16	17.23	18.00	18.33
(A) Net income	$108,705	$74,992	$189,575	$245,664
(B) Earnings excluding intangible amortization	110,559	76,047	194,332	248,828
(C) Adjustments after-tax	1,170	(695)	78,855	(17,501)
(D) Average equity	3,519,296	2,710,953	3,289,170	2,665,886
(E) Average goodwill, core deposits and other intangible assets	1,459,034	1,000,175	1,294,971	1,001,585
Table 22: Tangible Equity to Tangible Assets

	As of September 30, 2022	As of December 31, 2021
	(Dollars in thousands)
Equity to assets: B/A	14.94%	15.32%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.24	10.36
(A) Total assets	$23,157,370	$18,052,138
(B) Total equity	3,460,015	2,765,721
(C) Goodwill	1,394,353	973,025
(D) Core deposit intangibles	60,932	25,045

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
Table 23: Efficiency Ratio, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net interest income (A)	$213,104	$144,611	$543,010	$433,951
Non-interest income (B)	43,201	29,209	118,451	105,605
Non-interest expense (C)	114,346	75,619	356,724	221,467
FTE Adjustment (D)	2,437	1,748	6,646	5,343
Amortization of intangibles (E)	2,477	1,421	6,376	4,262
Adjustments:
Non-interest income:
Fair value adjustment for marketable securities	$(2,628)	$61	$(2,304)	$7,093
Special dividend from equity investment	—	2,227	1,434	12,500
Gain on OREO, net	—	246	487	1,266
Gain (loss) on branches, equipment and other assets, net	(13)	(34)	5	(86)
Gain on securities, net	—	—	—	219
Recoveries on historic losses	1,065	—	6,706	5,107
Total non-interest income adjustments (F)	$(1,576)	$2,500	$6,328	$26,099
Non-interest expense:
Merger and acquisition expenses	—	1,006	49,594	1,006
TRUPS redemption fees	—	—	2,081	—
Total non-core non-interest expense (G)	$—	$1,006	$51,675	$1,006
Efficiency ratio (reported): ((C-E)/(A+B+D))	43.24%	42.26%	52.44%	39.86%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	42.97	42.29	45.13	41.67

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At September 30, 2022, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 24 presents our sensitivity to net interest income as of September 30, 2022.
Table 24: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	8.40%
Up 100 basis points	4.50
Down 100 basis points	(5.50)
Down 200 basis points	(12.70)
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1: Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiaries are a party or of which any of their property is the subject.
Item 1A: Risk Factors
There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2021, except for the Company ending its banking relationship with the Cuban Embassy and Banco Internacional de Comercia, S.A. during the second quarter of 2022. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31, 2022	214,438	$20.82	214,438	20,663,495
August 1 through August 31, 2022	391,100	24.52	391,100	20,272,395
September 1 through September 30, 2022	440,261	23.19	440,261	19,832,134
Total	1,045,799		1,045,799
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
HOME BANCSHARES, INC.
(Registrant)

Date:	November 4, 2022	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	November 4, 2022	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	November 4, 2022	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer