Form 10-K
period 2022-12-31
HOME BANCSHARES INC
filed 2023-02-24
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2022 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2022, was $3.96 billion based upon the last trade price as reported on the New York Stock Exchange of $20.77.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.
Common Stock Issued and Outstanding: 203,607,141 shares as of February 22, 2023.
Documents incorporated by reference: Portions of the registrant’s Proxy Statement relating to its 2023 Annual Meeting to be held on April 20, 2023, are incorporated by reference into Part III of this Form 10-K.

HOME BANCSHARES, INC.
FORM 10-K
December 31, 2022

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
•disruptions, uncertainties and related effects on credit quality, liquidity, other aspects of our business and our operations that may result from any future outbreaks of the COVID-19 pandemic and measures that may be implemented or imposed in response to such outbreaks;
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
•increased regulatory requirements and supervision that applies as a result of our having over $10 billion in total assets;
•legislation and regulation affecting the financial services industry as a whole, and the Company and its subsidiaries in particular, and future legislative and regulatory changes;
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

PART I
Item 1. BUSINESS
Company Overview
Home BancShares, Inc. (“Home BancShares”, which may also be referred to in this document as “we,” “us,” “HBI” or the “Company”) is a Conway, Arkansas headquartered bank holding company registered under the federal Bank Holding Company Act of 1956. The Company’s common stock is traded through the New York Stock Exchange under the symbol “HOMB.” We are primarily engaged in providing a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals and municipalities through our wholly owned community bank subsidiary – Centennial Bank. Centennial Bank has branch locations in Arkansas, Florida, Texas, South Alabama and New York City. Although the Company has a diversified loan portfolio, at December 31, 2022 and 2021, commercial real estate loans represented 56.3% and 59.7% of gross loans and 230.1% and 212.2% of total stockholders’ equity, respectively. The Company’s total assets, total deposits, total revenue and net income for each of the past three years are as follows:

	December 31,
	2022	2021	2020
	(In thousands)
Total assets	$22,883,588	$18,052,138	$16,398,804
Total deposits	17,938,783	14,260,570	12,725,790
Total revenue (net interest income plus non-interest income)	933,787	710,540	694,341
Net income	305,262	319,021	214,448
Home BancShares acquires, organizes and invests in community banks that serve attractive markets. Our community banking team is built around experienced bankers with strong local relationships. The Company was formed in 1998 by an investor group led by John W. Allison, our Chairman, and Robert H. “Bunny” Adcock, Jr., one of our directors. Since opening our first subsidiary bank in 1999, we have acquired and integrated a total of 23 banks with locations in Arkansas, Florida, Texas and Alabama, including 18 banks since 2010, seven of which we acquired through Federal Deposit Insurance Corporation (“FDIC”) assisted transactions. Our subsidiary bank has operated under a single charter and the Centennial Bank name since 2009. In 2015, after acquiring a pool of national commercial real estate loans, we created Centennial Commercial Finance Group (“Centennial CFG”) to build out a national lending platform focused on commercial real estate as well as commercial and industrial loans. Centennial CFG operates out of our New York City branch office and loan production offices in Los Angeles, California, Dallas, Texas and Miami, Florida. In 2018, we acquired Shore Premier Finance (“SPF”), a marine-lending division of Union Bank & Trust of Richmond, Virginia, and established the SPF division of Centennial Bank to build out a lending platform focusing on commercial and consumer marine loans. In 2020, we acquired LH-Finance, the marine lending division of People’s United Bank, N.A. of Bridgeport, Connecticut, and consolidated LH-Finance and its loan portfolio with our SPF division. The SPF division operates out of loan production offices in Chesapeake, Virginia and Baltimore, Maryland. In 2022, we completed our largest acquisition to-date and first in the state of Texas with the acquisition of Happy Bancshares, Inc. and its bank subsidiary, Happy State Bank, headquartered in Amarillo, Texas, on April 1, 2022.
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
LendingClub Bank Marine Portfolio – On February 4, 2022, the Company completed the purchase of the performing marine loan portfolio of Utah-based LendingClub Bank (“LendingClub”). Under the terms of the purchase agreement with LendingClub, the Company acquired approximately $242.2 million of yacht loans. This portfolio of loans is housed within the Company's SPF division, which is responsible for servicing the acquired loan portfolio and originating new loan production.
Happy Bancshares, Inc. – On April 1, 2022, the Company completed the acquisition of Happy Bancshares, Inc. (“Happy”), and merged Happy State Bank into Centennial Bank. The Company issued approximately 42.4 million shares of its common stock valued at approximately $958.8 million as of April 1, 2022. In addition, the holders of certain Happy stock-based awards received approximately $3.7 million in cash in cancellation of such awards, for a total transaction value of approximately $962.5 million.
Including the effects of the known purchase accounting adjustments, as of the acquisition date, Happy had approximately $6.69 billion in total assets, $3.65 billion in loans and $5.86 billion in customer deposits. Happy formerly operated its banking business from 62 locations in Texas.
For an additional discussion regarding the acquisition of LendingClub's Marine Portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K for the year ended December 31, 2022. For additional discussions regarding the acquisitions of Happy and LH-Finance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2022. For an additional discussion regarding the acquisition of SPF, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included our Annual Report on Form 10-K for the year ended December 31, 2020.

Our Management Team
The following table sets forth, as of December 31, 2022, information concerning the individuals who are our executive officers.

Name	Age	Positions Held with Home BancShares, Inc.	Positions Held with Centennial Bank

John W. Allison	76	Chairman of the Board, Chief Executive Officer and President	Director
Brian S. Davis	57	Chief Financial Officer, Treasurer and Director	Chief Financial Officer, Treasurer and Director
Jennifer C. Floyd	48	Chief Accounting Officer	Chief Accounting Officer
Kevin D. Hester	59	Chief Lending Officer	Chief Lending Officer and Director
J. Stephen Tipton	41	Chief Operating Officer	Chief Operating Officer
Tracy M. French	61	Director and Executive Officer	Chairman of the Board, Chief Executive Officer and President
Donna J. Townsell	52	Senior Executive Vice President, Director of Investor Relations and Director	Senior Executive Vice President and Director
Russell D. Carter, III	47	Executive Officer	Regional President
Kenneth Mikel Williamson, Jr.	52	Executive Officer	Regional President
Our Growth Strategy
Our goals are to achieve growth in earnings per share and to create and build stockholder value. Our growth strategy entails the following:
•Strategic acquisitions – Strategic acquisitions (both FDIC-assisted and non-FDIC-assisted) have been a significant component of our historical growth strategy, and we believe properly priced bank acquisitions can continue to be a large part of our growth strategy. We completed the acquisition of Happy Bancshares, Inc. headquartered in Amarillo, Texas, during the second quarter of 2022. Our principal acquisition focus in the near term will be to continue to expand our presence in Texas, Arkansas, Florida and Alabama and into other contiguous markets, although we may seek to expand into other areas if attractive financial opportunities in other market areas arise. We will continue to evaluate potential bank acquisition opportunities to determine whether they are in the best interests of our Company. Our goals in making these decisions are to maximize the return to our shareholders and to enhance our franchise.
•Organic growth – We believe our current branch network provides us with the capacity to grow within our existing market areas. We also believe we are well positioned to attract new business and additional experienced personnel as a result of ongoing changes in our competitive markets. We believe the markets we entered into as a result of historical acquisitions provide us opportunities for organic growth as we now have a presence in several large markets where our market share has not previously been significant. Through our Centennial CFG franchise, we are continuing to build out a national lending platform that focuses on commercial real estate plus commercial and industrial loans. Additionally, through our SPF division, we are continuing to build a lending platform focusing on commercial and consumer marine loans. As opportunities arise, we will evaluate new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. We opened one de novo branch location during 2022 in Ft. Worth, Texas. We will continue to evaluate de novo opportunities during 2023 and make decisions on a case-by-case basis in the best interest of the shareholders.

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
Our Market Areas
As of December 31, 2022, we conducted business principally through 76 branches in Arkansas, 78 branches in Florida, 63 branches in Texas, five branches in Alabama and one branch in New York City. Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have opportunities for deposit market share growth. As of December 31, 2022, we also operate loan production offices in Los Angeles, California; Miami, Florida and Dallas, Texas through our Centennial CFG division and in Chesapeake, Virginia and Baltimore, Maryland through our SPF division.

Lending Activities
We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses as well as to consumers for a variety of purposes.
Our loan portfolio as of December 31, 2022, was comprised as follows:

	Total Loans Receivable	Percentage of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,632,063	39.1%
Construction/land development	2,135,266	14.8
Agricultural	346,811	2.4
Residential real estate loans
Residential 1-4 family	1,748,551	12.1
Multifamily residential	578,052	4.0
Total real estate	10,440,743	72.4
Consumer	1,149,896	8.0
Commercial and industrial	2,349,263	16.3
Agricultural	285,235	2.0
Other	184,343	1.3
Total	$14,409,480	100.0%
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
Real Estate – Residential. Our residential mortgage loan program primarily originates loans to individuals for the purchase of residential property. We generally do not retain long-term, fixed-rate residential real estate loans in our portfolio due to interest rate and collateral risks. Residential mortgage loans to individuals retained in our loan portfolio primarily consisted of approximately 42.3% owner occupied 1-4 family properties and approximately 47.6% non-owner occupied 1-4 family properties (rental) as of December 31, 2022 with the remaining 10.1% relating to condos and mobile homes. The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. Often, a secondary source of repayment will include the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.

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
Commercial and Industrial. Our commercial and industrial loan portfolio primarily consisted of 6.9% unsecured loans, 33.9% inventory/accounts receivable financing, 8.1% equipment/vehicle financing and 51.1% other, including letters of credit at less than 1%, as of December 31, 2022. This category includes loans to smaller business ventures, credit lines for working capital and short-term inventory financing, for example. These loans are typically secured by the assets of the business and are supplemented by personal guaranties of the principals and often mortgages on the principals’ primary residences. The primary source of repayment may be conversion of the assets into cash flow, as in inventory and accounts receivable, or may be cash flow generated by operations, as in equipment/vehicle financing. Assessing the value of inventory can involve many factors including, but not limited to, type, age, condition, level of conversion and marketability, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of accounts receivable can involve many factors including, but not limited to, concentration, aging, and industry, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of equipment/vehicles may involve a third-party valuation source, where applicable.
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
Lending Policies. We have established common loan documentation procedures and policies, based on the type of loan, for our bank subsidiary. The board of directors periodically reviews these policies for validity. In addition, it has been and will continue to be our practice to attempt to independently verify information provided by our borrowers, including assets and income. We have not made loans similar to those commonly referred to as “no doc” or “stated income” loans. We focus on the primary and secondary methods of repayment and prepare global cash flows where appropriate. There are legal restrictions on the dollar amount of loans available for each lending relationship. The Arkansas Banking Code provides that no loan relationship may exceed 20% of a bank’s risk-based capital, and we are in compliance with this restriction. In addition, we are not dependent upon any single lending relationship for an amount exceeding 10% of our revenues. As of December 31, 2022, the maximum amount outstanding to a single borrower was $231.8 million. As primarily a community lender, we believe from time to time it is in our best interest to agree to modifications or restructurings. These modifications/restructurings can take the form of a reduction in interest rate, a move to interest-only from principal and interest payments, or a lengthening in the amortization period or any combination thereof. Occasionally, we will modify/restructure a single loan by splitting it into two loans following the interagency guidance involving the workout of commercial real estate loans. The loan representing the portion that is supported by the current cash flow of the borrower or project will remain on our books, while the new loan representing the portion that cannot be serviced by the current cash flow is charged-off. Furthermore, we may make an additional loan or loans to a borrower or related interest of a borrower who is past due more than 90 days. These circumstances will be very limited in nature, and when approved by the appropriate lending authority, will likely involve obtaining additional collateral that will improve the collectability of the overall relationship. It is our belief that judicious usage of these tools can improve the quality of our loan portfolio by providing our borrowers an improved probability of survival during difficult economic times.

Loan Approval Procedures. Our bank subsidiary has supplemented our common loan policies to establish its loan approval procedures as follows:
•Individual Authorities. The board of directors of Centennial Bank establishes the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The approval authority for individual loan officers ranges from $5,000 to $3.0 million for secured loans and from $1,000 to $3.0 million for unsecured loans.
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
•Executive Loan Committee – The board of directors of Centennial Bank established the Executive Loan Committee consisting of outside board members and members of executive management. This committee requires five voting members to establish a quorum, including at least two of the outside board members, and is chaired by the Chief Lending Officer of the bank. The Executive Loan Committee has approval authority up to the Bank’s legal lending limit, subject to exception approval by the full Board for single loans over $100 million or relationships over $200 million. In addition, any relationship above $40 million must have the specific approval of two of the following: the Chairman, the Vice Chairman or our director Richard H. Ashley.
Currently, our board of directors has established an in-house consolidated lending limit of $40.0 million to any one borrowing relationship without obtaining the approval of two of the following: the Chairman, Vice Chairman or our director Richard H. Ashley. We have 76 separate relationships that exceed this in-house limit.
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
Competition
As of December 31, 2022, we conducted business through 223 branch locations in our primary market areas of Pulaski, Faulkner, Craighead, Lonoke, Pope, Washington, White, Benton, Greene, Sebastian, Cleburne, Independence, Stone, Baxter, Clay, Conway, Crawford, Johnson, Saline, Sharp and Yell counties in Arkansas; Broward, Monroe, Hillsborough, Leon, Sarasota, Bay, Franklin, Palm Beach, Gulf, Charlotte, Collier, Escambia, Orange, Osceola, Pasco, Pinellas, Polk, Walton, Miami-Dade, Lee, Calhoun, Gadsden, Hernando, Liberty, Okaloosa, Santa Rosa, Seminole, Wakulla and Manatee counties in Florida; Bailey; Briscoe; Carson; Castro; Collin; Comal; Dallam; Dallas; Deaf Smith; Floyd; Garza; Gillespie; Gray; Hale; Hall; Hemphill; Hutchinson; Kendall; Kerr; Lamb; Lipscomb; Lubbock; Lynn; Moore; Motley; Potter; Randall; Sherman; Swisher; Tarrant; Taylor; Travis; Wheeler and Williamson counties in Texas; Baldwin County in Alabama; and New York County in New York. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in these respective states, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.
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
On December 31, 2022, we had 2,774 full-time equivalent employees. Except for any additional employees acquired in future acquisitions, we expect that our 2023 staffing levels will be slightly higher than those at year end 2022 to meet increased regulatory requirements. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.
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
Diversity and Inclusion. We seek to recognize the unique contribution each individual brings to the Company, and we understand the associated value that comes with a diverse workforce. We strive to offer an inclusive environment where employees from all backgrounds can succeed. As of December 31, 2022, 70% of our employees were women and 26% of our employees identify as a person of color. Further, as of December 31, 2022, 60% of the Company’s leadership positions were held by women.
Employee Safety and Health. The health and well-being of our employees is a priority for our business. Our full-time officers and employees are provided hospitalization and major medical insurance. We pay a substantial part of the premiums for these coverages. We also provide other basic insurance coverage including dental, life, and long-term disability insurance.
Although our offices have generally returned to a normal working environment following the COVID-19 pandemic, we continue to support working remotely for those employees who have a need to telework for health reasons and in certain other circumstances. We also stand ready to re-implement COVID-19 safety protocols should circumstances dictate due a future outbreak of the virus or another public health crisis.

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
The following discussion describes significant elements of the regulatory framework that applies to us. This description is a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to us and our subsidiaries could have a material effect on our business, financial condition and results of operations. Because our bank subsidiary’s total assets exceed $10 billion, it is subject to additional supervision and regulation, including by the Consumer Financial Protection Bureau (“CFPB”), with such additional supervision and regulation discussed throughout this section.
Home BancShares
We are a bank holding company registered under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”), and we and our subsidiaries are subject to supervision, regulation and examination by the Federal Reserve Board. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Bank Holding Company Act provides generally for “umbrella” regulation of bank holding companies by the Federal Reserve Board and functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators.
Dodd Frank and the EGRRCPA. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of financial institutions and their holding companies. The Dodd-Frank Act contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”), signed into law in May 2018, made certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulations. Some of the Dodd-Frank Act and EGRRCPA provisions are described in more detail below.
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
Support of Subsidiary Institutions. Under the Dodd-Frank Act, we are required to act as a source of financial strength for our bank subsidiary and to commit resources to support the bank. The Dodd-Frank Act gives the Federal Reserve the authority to require us to make capital injections into our bank subsidiary and to charge us with engaging in unsafe and unsound practices if we fail to commit resources to our bank subsidiary or if we undertake actions that the Federal Reserve believes might jeopardize our ability to commit resources to the bank. As a result, an obligation to support our bank subsidiary may be required at times when, without this requirement, we might not be inclined to provide it.

Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board’s Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth. Additionally, the Federal Reserve Board requires prior approval of any redemption or repurchase of preferred stock or subordinated debt. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.
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
The current risk-based capital requirements applicable to all depository institutions and bank holding companies with total consolidated assets of $500 million or more and savings and loan holding companies (collectively, “banking organizations”), and the method for calculating risk-weighted assets, are based on agreements reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act, as modified by certain capital simplification rules adopted by the Federal Reserve Board and other federal bank regulatory agencies in 2019. The final rule adopted by the Federal Reserve Board and other federal bank regulatory agencies in 2013 based on Basel III (the “Basel III final rule”) requires us to maintain minimum capital ratios with respect to common equity Tier 1 (“CET1”) capital, Tier 1 capital and total capital (Tier 1 capital plus Tier 2 capital), each as compared to our risk-weighted assets, as well as a “leverage ratio” calculated as the ratio of Tier 1 capital to average consolidated assets as reported on consolidated financial statements. The Basel III final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% of CET1 capital to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements.
The required minimum capital and leverage ratios under the Basel III capital adequacy requirements in effect as of December 31, 2022, including the required capital conservation buffer, consist of CET1 capital of 7.0% (4.5% plus the required 2.5% capital conservation buffer), Tier 1 risk-based capital of 8.5% (6.0% plus the required 2.5% capital conservation buffer), total risk-based capital of 10.5% (8.0% plus the required 2.5% capital conservation buffer) and a leverage ratio of 4.0%. As of December 31, 2022, our capital conservation buffer was 6.91%, and our CET1 capital, Tier 1 risk-based capital, total risk-based capital and leverage ratios were 12.91%, 12.91, 16.54 and 10.86, respectively.
The Basel III final rule adopted in 2013 permanently grandfathered trust preferred securities and other non-qualifying capital instruments that were issued and outstanding as of May 19, 2010 in the Tier 1 capital of bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. The rule phased out of Tier 1 capital these non-qualifying capital instruments issued before May 19, 2010 by all other bank holding companies. Because our total consolidated assets were less than $15 billion as of December 31, 2009, our outstanding trust preferred securities continued to be treated as Tier 1 capital until the completion of our acquisition of Happy Bancshares on April 1, 2022, after which those securities were treated as Tier 2 capital. During the second and third quarters of 2022, the Company redeemed, without penalty, all of its outstanding trust preferred securities. As a result, the Company no longer holds any trust preferred securities.

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
Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 or “FDICIA” establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. The federal banking agencies have specified by regulation the relevant capital level for each category.
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
The Basel III final rule amended the prompt corrective action rules to incorporate a CET1 capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization is required to have at least an 8% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a CET1 4.5% risk-based capital ratio and a 4% Tier 1 leverage ratio. To be well-capitalized, a banking organization is required to have at least a 10% total risk-based capital ratio, an 8% Tier 1 risk-based capital ratio, a 6.5% CET1 risk-based capital ratio and a 5% Tier 1 leverage ratio. As of December 31, 2022, we met all capital adequacy requirements and our bank subsidiary is considered well-capitalized for regulatory purposes.
Liquidity Requirements. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are expected to incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. Rules applicable to certain large banking organizations have been implemented for LCR and for NSFR; however, based on our asset size, these rules do not currently apply to us or our bank subsidiary.

Stress Testing. Pursuant to the Dodd-Frank Act, in October 2012, the Federal Reserve Board published its final rules regarding company-run stress testing. The rules required institutions with average total consolidated assets greater than $10 billion, such as the Company and our bank subsidiary, to conduct an annual company-run stress test of capital and consolidated earnings and losses under one base and at least two stress scenarios provided by bank regulatory agencies. The EGRRCPA raised the asset thresholds for Dodd-Frank Act company-run stress testing, liquidity coverage and living will requirements for bank holding companies to $250 billion, subject to the ability of the Fed to apply such requirements to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns. On July 6, 2018, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) issued a joint interagency statement regarding the impact of the EGRRCPA. As a result of this statement and the EGRRCPA, we and our bank subsidiary are no longer subject to Dodd-Frank Act stress testing requirements. Notwithstanding these amendments to the stress testing requirements, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. We will continue to monitor our capital consistent with the safety and soundness expectations of the federal regulators.
Risk Management. Regulation YY initially required publicly-traded bank holding companies with $10 billion or more in total assets to establish a risk committee responsible for oversight of enterprise-wide risk management practices. The committee must be chaired by an independent director and include at least one risk management expert with experience in managing risk exposures of large, complex firms. As a result of our total assets exceeding $10 billion, we established a risk committee meeting these requirements. However, in 2018 the EGRRCPA increased the asset threshold for mandatory risk committees from $10 billion to $50 billion in total assets. While we are no longer required to maintain a risk committee, we currently continue to utilize our risk committee to oversee our enterprise-wide risk management practices.
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
The payment of dividends by us, or by our bank subsidiary, may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under FDICIA, as discussed below, a depository institution may not pay any dividend if payment would result in the depository institution being undercapitalized.

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
Subsidiary Bank
General. Our bank subsidiary, Centennial Bank, is chartered as an Arkansas state bank and is a member of the Federal Reserve System, making it primarily subject to regulation and supervision by both the Federal Reserve Board and the Arkansas State Bank Department. In addition, our bank subsidiary is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that they may charge, and limitations on the types of investments they may make and on the types of services they may offer. Various consumer laws and regulations also affect the operations of our bank subsidiary. Further, because our bank subsidiary has total assets of over $10 billion, it is subject to supervision and regulation by the CFPB, which is responsible for implementing, examining and enforcing compliance with federal consumer protection laws.
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
In 2011, the FDIC approved a final rule implementing changes to the deposit insurance assessment system, as authorized by the Dodd-Frank Act, which, among other things, changed the assessment base for insured depository institutions from adjusted domestic deposits to the institution’s average consolidated total assets during an assessment period less average tangible equity capital (Tier 1 capital) during that period. The rule revised the assessment rate schedule so that it ranged from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest institutions. The rule also suspended indefinitely the requirement of the FDIC to pay dividends from the DIF when it reaches 1.5% of insured deposits. In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment is expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the deadline prescribed under the FDIC’s amended restoration plan. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2 percent in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2 percent reserve ratio. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2 percent, and again when it reaches 2.5 percent.

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
The FDIC Improvement Act. FDICIA made a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limited deposit insurance coverage, implemented changes in consumer protection laws and provided for least-cost resolution and prompt regulatory action with regard to troubled institutions.
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
Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but banks that are not well-capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. The EGRRCPA, enacted in May 2018, provides that most reciprocal deposits are no longer treated as brokered deposits.
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

Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development and other land represent 100% or more of total capital or (2) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.
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
Loans to One Borrower. Our bank subsidiary generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2022, our bank subsidiary was in compliance with the loans-to-one-borrower limitations.

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
The Volcker Rule. The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The statutory provision, which has been implemented by rules adopted by federal regulators, is commonly called the “Volcker Rule.” The Volcker Rule also requires covered banking entities, including us and our bank subsidiary, to implement certain compliance programs, and the complexity and rigor of such programs is determined based on the asset size and complexity of the business of the covered company. Since neither we nor our bank subsidiary engages in the types of trading or investing covered by the Volcker Rule, the Volcker Rule does not currently have any effect on our or our bank subsidiary’s operations.
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
As part of our bank subsidiary’s anti-money laundering (“AML”) program, we are required to designate a BSA officer, maintain a BSA/AML training program, maintain internal controls to effectuate the BSA/AML program, implement independent testing of the BSA/AML program, and comply with the Financial Crimes Enforcement Network’s “Customer Due Diligence for Financial Institutions Rule” (the “CDD Rule”). The CDD Rule adds a new requirement for our bank subsidiary to identify and verify the identity of natural persons (“beneficial owners”) of legal entity customers who own, control and profit from companies when those companies open accounts. The CDD Rule requires covered financial institutions to establish and maintain written policies and procedures that are reasonably designed to (1) identify and verify the identity of customers; (2) identify and verify the identity of the beneficial owners of companies opening accounts; (3) understand the nature and purpose of customer relationships to develop customer risk profiles; and (4) conduct ongoing monitoring to identify and report suspicious transactions and, on a risk basis, to maintain and update customer information. With respect to the new requirement to obtain beneficial ownership information, financial institutions will have to identify and verify the identity of any individuals who own 25 percent or more of a legal entity, and an individual who controls the legal entity.
Incentive Compensation. The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements.
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
In May 2016, the Federal Reserve, other federal banking agencies and the SEC jointly published a revised version of proposed rulemaking initially issued in April 2011 designed to implement the provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as the Company and our bank subsidiary. The proposed joint compensation regulations would require compensation practices consistent with the three principles discussed above. As of February 1, 2023, these regulations have not been finalized. Unless and until a final rule is adopted, we cannot fully determine whether compliance with such a rule will adversely affect the Company’s or our bank subsidiary’s ability to hire, retain and motivate our key employees.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The final rule requires us to adopt a clawback policy within 60 days after such listing standard becomes effective.
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
Regulatory Developments Relating to the CARES Act
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 to provide national emergency economic relief measures. The CARES Act’s programs were implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve, and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and its bank subsidiary. Set forth below is a brief overview of select provisions of the CARES Act and other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of the Company and its bank subsidiary.
Paycheck Protection Program (“PPP”). The CARES Act established a new federal economic relief program administered by the Small Business Administration (“SBA”) called the Paycheck Protection Program (“PPP”), which provided for 100% federally guaranteed loans to be issued by participating private financial institutions to small businesses for payroll and certain other permitted expenses during the COVID-19 pandemic. Our bank subsidiary participated in the PPP as a lender. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments were deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through May 31, 2021. No collateral or personal guarantees were required. Neither the government nor lenders were permitted to charge the recipients any fees. As of December 31, 2022, our bank subsidiary has approximately $7.3 million in PPP loans that remain outstanding.

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
Banks with assets in excess of $10 billion are subject to a deposit assessment based on a scorecard issued by the FDIC that considers, among other things, the bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits, among other things. Depending on the results of the bank’s performance under that scorecard, the total base assessment rate is between 2.5 to 42 basis points. Any increase in our bank subsidiary’s deposit insurance assessments may result in an increased expense related to our use of deposits as a funding source. Additionally, banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. Our bank subsidiary is limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by our bank subsidiary to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. This limit in the amount of interchange fees we receive for electronic debit interchange has the effect of reducing our revenues.
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
The impacts of the COVID-19 pandemic could materially and adversely affect our business, financial condition and results of operations.
The COVID-19 pandemic disrupted U.S. and global supply chains and altered business and economic conditions throughout the U.S. and globally. Its economic impacts lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; increased unemployment levels and decreased consumer confidence. In addition, the pandemic resulted in temporary or permanent closures of many businesses, the institution of social distancing, face covering requirements and other health directives, and in some cases, self-isolation requirements. The pandemic also caused us to recognize credit losses in our loan portfolios and increases in our allowance for credit losses.
Given the nature of COVID-19 variants, it is difficult to predict whether or when any future outbreaks of the virus may occur or the impacts that any such outbreak may have on our business. Any impact will depend on future developments, including the long-term scope, severity and duration of the outbreak, the success of vaccination, treatment and other mitigation efforts, any further actions taken by governmental authorities in response to the economic and health effects of the pandemic, and the long-term financial impact of the pandemic on our customers, employees, counterparties and service providers. As part of these uncertainties, we could be subject to a number of risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, and ability to execute our growth strategy. These risks include, but are not limited to, increased loan losses or other impairments in our loan portfolios and increases in our allowance for loan losses; further volatility in the valuation of real estate and other collateral supporting loans; impairment of our goodwill and our financial assets; increased cost of capital; inability to satisfy our minimum regulatory capital ratios and other supervisory requirements; or a downgrade in our credit ratings. We could also face an increased risk of governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.
Even as the economic and health impacts of the coronavirus subside, we could experience future volatility in the economy or a prolonged recession that could materially and adversely affect our business, financial condition, liquidity, or results of operations.

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
Our results of operations are affected by the monetary policies of the Federal Reserve Board. Most of our assets and liabilities are monetary in nature, and thus subject us to significant risks from changes in interest rates. Consequently, our results of operations can be significantly affected by changes in interest rates and our ability to manage interest rate risk. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or changes in the relationship between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income or a decrease in interest rate spread. In addition to affecting our profitability, changes in interest rates can impact the valuation of our assets and liabilities. Changes in interest rates can also affect our business and profitability in numerous other ways. For example, increases in interest rates can have a negative impact on our results of operations by reducing loan demand and the ability of borrowers to repay their current obligations, while decreases in interest rates may affect loan prepayments.
In response to recent inflation and its affects on U.S. business and consumers, the Federal Reserve Board has implemented eight interest rate increases since March 2022. It is widely anticipated that the Federal Reserve will implement multiple additional interest rate increases during 2023. While we experienced loan growth during 2022 through acquisitions and organically sufficient to more than offset our increased interest expense and overall loan demand has remained relatively strong, there can be no assurance that any such future actions by the Federal Reserve Board involving monetary policies will not cause any of the adverse effects described above on our deposit levels, loan demand or business and earnings.
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
Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We endeavor to maintain an allowance for credit losses that we consider adequate to absorb future losses that may occur in our loan portfolio. As of December 31, 2022, our allowance for credit losses was approximately $289.7 million, or 2.01% of our total loans. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.
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
As of December 31, 2022, approximately 72.5% of our total loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes commercial real estate loans (excluding construction/land development) of $5.98 billion, or 41.5% of total loans, construction/land development loans of $2.14 billion, or 14.8% of total loans, and residential real estate loans of $2.33 billion, or 16.1% of total loans. This high concentration of real estate loans could subject us to increased credit risk in the event of a decrease in real estate values in our markets, a real estate recession or a natural disaster. Also, in any such event, our ability to recover on defaulted loans by foreclosing and selling real estate collateral would be diminished, and we would be more likely to suffer losses on defaulted loans.
In addition to the risks associated with the high concentration of real estate-secured loans, the commercial real estate and construction/land development loans, which comprised 56.3% of our total loan portfolio as of December 31, 2022, expose us to a greater risk of loss than our residential real estate loans, which comprised 16.1% of our total loan portfolio as of December 31, 2022. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.
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
Our bank subsidiary operates through branch locations in Arkansas, Florida, Texas, Alabama and New York City and loan production offices in Los Angeles, California, Dallas, Texas, Miami, Florida, Chesapeake, Virginia and Baltimore, Maryland. However, approximately 79.7% of our total loans and 84.6% of our real estate loans as of December 31, 2022, are to borrowers whose collateral is located in Arkansas, Florida, Texas, Alabama and New York, the states in which the Company has its branch locations. An adverse development with respect to the market conditions of any of these specific market areas or a decrease in real estate values in those market areas could expose us to a greater risk of loss than a portfolio that is spread among a larger geographic base.

If the value of real estate were to deteriorate, a significant portion of our loans could become under-collateralized, which could have a material adverse effect on us.
As of December 31, 2022, approximately 72.5% of our total loans were secured by real estate. In prior years, difficult local economic conditions have adversely affected the values of our real estate collateral, and they could do so again if the economic conditions markets were to deteriorate in the future. The real estate collateral in each case provides an alternate source of repayment on our loans in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
Because we have a concentration of exposure to a number of individual borrowers, a significant loss on any of those loans could materially and adversely affect us.
We have a concentration of exposure to a number of individual borrowers. Under applicable law, our bank subsidiary is generally permitted to make loans to one borrowing relationship up to 20% of its Tier 1 capital plus the allowance for credit losses. As of December 31, 2022, the legal lending limit of our bank subsidiary for secured loans was approximately $539.7 million. Our board of directors has established an in-house lending limit of $40.0 million to any one borrowing relationship without obtaining the approval of two of the following: our Chairman, John W. Allison, our Vice Chairman, Jack E. Engelkes, or our director Richard H. Ashley. As of December 31, 2022, we had a total of $6.46 billion, or 44.8% of our total loans, committed to the aggregate group of borrowers whose total debt exceeds the established in-house lending limit of $40.0 million.
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
As of December 31, 2022, we owned $4.04 billion of available-for-sale investment securities. The fair value of our available-for-sale investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We evaluate all securities quarterly to determine if any securities in a loss position requires a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Because of changing economic and market conditions affecting issuers, we may be required to record provisions for credit losses in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
As of December 31, 2022, we owned $1.29 billion of held-to-maturity investment securities. Securities held-to-maturity ("HTM"), which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. The Company measures expected credit losses on HTM securities on a collective basis by major security type, with each type sharing similar risk characteristics. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Because of changing economic and market conditions affecting issuers, we may be required to record provisions for credit losses in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
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
Our growth strategy includes strategic acquisitions of banks or bank assets. We have acquired 23 banks since we started our first subsidiary bank in 1999, including a total of 18 banks since 2010. We completed the acquisition of Happy Bancshares, headquartered in Amarillo, Texas, during the second quarter of 2022. We will continue to consider future strategic acquisitions, with a primary focus on Texas, Arkansas, Florida, Alabama and other nearby markets. In most cases, our acquisition of a bank includes the acquisition of all or a substantial portion of the target bank’s assets and liabilities, including all or a substantial portion of its loan portfolio, although we have in the past acquired and may in the future acquire specific lending divisions or loan portfolios. There may be instances when we, under our normal operating procedures, may find after the acquisition that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of the target bank, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below our standards, or our determination of the fair value of any such loan may be inadequate. One or more of these factors might cause us to have additional losses or liabilities, additional loan charge-offs, or increases in our allowance for credit losses, which would have a negative impact upon our financial condition and results of operations.
If the goodwill that we may record or have recorded in connection with a business acquisition becomes impaired, it could require charges to earnings.
When we acquire a business, a portion of the purchase price of the acquisition is generally allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2022, our goodwill and other identifiable intangible assets were $1.46 billion. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired. Our annual goodwill impairment evaluation performed during the fourth quarter of 2022 indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.
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
The financial services industry continues to undergo rapid technological changes, with frequent introductions of new technology-driven products and services, including innovative ways that customers can make payments or manage their accounts, such as through the use of digital wallets or digital currencies. In addition to better serving customers, effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients, which may adversely affect our results of operations and future prospects.
A failure in or breach of our operational or security systems, or those of our third-party service providers, including as a result of cyber-attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
As a financial institution, our operations rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber-attacks, electronic fraudulent activity or attempted theft of financial assets. Our information systems have from time to time experienced such interruptions or breaches despite our best efforts to prevent them. We cannot assure you that any future failures, interruption or security breaches will not occur, or if they do occur that they will be adequately addressed. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.
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
As illustrated in recent years by the impact of Hurricanes Irma, Michael and Ian, our markets in Alabama and Florida, like other coastal areas, are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or other weather events will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties or other collateral securing our loans and an increase in the delinquencies, foreclosures and loan losses. Our business or results of operations may be adversely affected by these and other negative effects of hurricanes or other significant weather events.
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
On January 18, 2022, we issued $300.0 million of 3.125% fixed-to-floating rate subordinated notes, which mature in 2032, and on April 1, 2022, the Company acquired $140.0 million of subordinated notes from Happy, which mature in 2030 and carry a fixed rate of 5.500% for the first five years. Thereafter, the notes bear interest at 3-month Secured Overnight Funding Rate (SOFR) plus 5.345%, resetting quarterly. Because these subordinated notes are senior to our shares of common stock, in the event of our bankruptcy, dissolution or liquidation, the holders of any such subordinated notes then outstanding must be satisfied before any distributions can be made to the holders of our common stock.
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
Item 2. PROPERTIES
The Company’s main office is located in a Company-owned 33,000 square foot building located at 719 Harkrider Street in downtown Conway, Arkansas. As of December 31, 2022, our bank subsidiary owned or leased a total of 76 branches in Arkansas, 78 branches in Florida, 63 branches in Texas, five branches in Alabama and one branch in New York City. The Company also owns or leases other buildings that provide space for operations, mortgage lending and other general purposes. We believe that our banking and other offices are in good condition and are suitable to our needs.
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol “HOMB.” As of February 21, 2023, there were approximately 1,776 stockholders of record of the Company’s common stock.
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
During the three months ended December 31, 2022, the Company utilized a portion of its stock repurchase program most recently amended and approved by the Board of Directors on January 22, 2021. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:
Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1 through October 31, 2022	190,000	$24.23	190,000	19,642,134
November 1 through November 30, 2022	150,000	25.01	150,000	19,492,134
December 1 through December 31, 2022	500,000	23.21	500,000	18,992,134
Total	840,000		840,000
(1)The above described stock repurchase program has no expiration date.

Performance Graph
Below is a graph which summarizes the cumulative return earned by the Company’s stockholders since December 31, 2017, compared with the cumulative total return on the Russell 2000 Index and S&P U.S. BMI Banks Index. This presentation assumes that the fair value of the investment in the Company's common stock and each index was $100.00 on December 31, 2017 and that the subsequent dividends were reinvested.

Total Return Performance
Home BancShares, Inc.
Russell 2000 Index
S&P U.S. BMI Banks Index
Index Value
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Home BancShares, Inc.	100.00	71.75	88.76	90.80	116.12	111.78
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
S&P U.S. BMI Banks Index	100.00	83.54	114.74	100.10	136.10	112.89

Item 6. SELECTED FINANCIAL DATA.
Summary Consolidated Financial Data

	As of or for the Years Ended December 31,
	2022	2021	2020
	(Dollars and shares in thousands, except per share data)
Income statement data:
Total interest income	$877,766	$625,171	$675,962
Total interest expense	119,090	52,200	93,407
Net interest income	758,676	572,971	582,555
Provision for credit losses	63,585	(4,752)	129,253
Net interest income after provision for credit losses	695,091	577,723	453,302
Non-interest income	175,111	137,569	111,786
Non-interest expense	475,627	298,517	287,385
Income before income taxes	394,575	416,775	277,703
Income tax expense	89,313	97,754	63,255
Net income	$305,262	$319,021	$214,448
Per share data:
Basic earnings per common share	$1.57	$1.94	$1.30
Diluted earnings per common share	1.57	1.94	1.30
Book value per common share	17.33	16.90	15.78
Tangible book value per common share (non-GAAP)(1)(2)	10.17	10.80	9.70
Dividends – common	0.66	0.56	0.53
Average common shares outstanding	194,694	164,501	165,373
Average diluted shares outstanding	195,019	164,858	165,373
Performance ratios:
Return on average assets	1.35%	1.83%	1.33%
Return on average assets excluding intangible Amortization (non-GAAP)(3)	1.47	1.96	1.45
Return on average common equity	9.17	11.89	8.57
Return on average tangible common equity excluding intangible amortization (non-GAAP)(1)(4)	15.63	19.20	14.59
Net interest margin(5)	3.81	3.66	4.06
Efficiency ratio	49.53	40.81	40.20
Efficiency ratio, as adjusted (non-GAAP)(6)	44.55	42.12	40.36
Asset quality:
Non-performing assets to total assets	0.27	0.29	0.48
Non-performing loans to total loans	0.42	0.51	0.66
Allowance for credit losses to non-performing loans	475.99	471.61	331.10
Allowance for credit losses to total loans	2.01	2.41	2.19
Net charge-offs to average total loans	0.11	0.08	0.11

Summary Consolidated Financial Data – Continued

	As of the Years Ended December 31,
	2022	2021
	(Dollars and shares in thousands, except per share data)
Balance sheet data (period end):
Total assets	$22,883,588	$18,052,138
Investment securities – available-for-sale	4,041,590	3,119,807
Loans receivable	14,409,480	9,836,089
Allowance for credit losses	289,669	236,714
Intangible assets	1,456,708	998,070
Non-interest-bearing deposits	5,164,997	4,127,878
Total deposits	17,938,783	14,260,570
Subordinated debentures	440,420	371,093
Stockholders' equity	3,526,362	2,765,721
Capital ratios:
Common equity to assets	15.41%	15.32%
Tangible common equity to tangible assets (non-GAAP)(1)(7)	9.66	10.36
Common equity Tier 1 capital	12.91	15.37
Tier 1 leverage ratio(8)	10.86	11.11
Tier 1 risk-based capital ratio	12.91	15.98
Total risk-based capital ratio	16.54	19.77
Dividend payout - common	42.07	28.88
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
(2)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 25,” for the non-GAAP tabular reconciliation.
(3)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 26,” for the non-GAAP tabular reconciliation.
(4)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 27,” for the non-GAAP tabular reconciliation.
(5)Fully taxable equivalent (assuming an income tax rate of 26.135% for 2020, 25.740% for 2021 and 24.6735% for 2022).
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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2022, 2021 and 2020. This discussion should be read together with the “Summary Consolidated Financial Data,” our consolidated financial statements and the notes thereto, and other financial data included in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “Company,” “HBI,” “us,” “we” and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank (“Centennial”). As of December 31, 2022, we had, on a consolidated basis, total assets of $22.88 billion, loans receivable, net, of $14.12 billion, total deposits of $17.94 billion, and stockholders’ equity of $3.53 billion.
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
Table 1: Key Financial Measures

	As of or for the Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except per share data)
Total assets	$22,883,588	$18,052,138	$16,398,804
Loans receivable	14,409,480	9,836,089	11,220,721
Allowance for credit losses	(289,669)	(236,714)	(245,473)
Total deposits	17,938,783	14,260,570	12,725,790
Total stockholders’ equity	3,526,362	2,765,721	2,605,758
Net income	305,262	319,021	214,488
Basic earnings per share	$1.57	$1.94	$1.30
Diluted earnings per share	1.57	1.94	1.30
Book value per share	17.33	16.90	15.78
Tangible book value per share (non-GAAP)(1)	10.17	10.80	9.70
Net interest margin(2)	3.81%	3.66%	4.06%
Efficiency ratio	49.53	40.81	40.20
Efficiency ratio, as adjusted (non-GAAP)(3)	44.55	42.12	40.36
Return on average assets	1.35	1.83	1.33
Return on average common equity	9.17	11.89	8.57
(1)See Table 25 for the non-GAAP tabular reconciliation.
(2)Fully taxable equivalent (assuming an income tax rate of 26.135% for 2020, 25.740% for 2021 and 24.6735% for 2022).
(3)See Table 29 for the non-GAAP tabular reconciliation.

2022 Overview
Results of Operations for the Years Ended December 31, 2022 and 2021
Our net income decreased $13.8 million, or 4.3%, to $305.3 million for the year ended December 31, 2022, from $319.0 million for the same period in 2021. On a diluted earnings per share basis, our earnings were $1.57 per share for the year ended December 31, 2022 and $1.94 per share for the year ended December 31, 2021. As a result of the acquisition of Happy Bancshares, Inc. ("Happy"), which we completed on April 1, 2022, we incurred $49.6 million in merger expenses and recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count," an $11.4 million provision for credit losses on acquired unfunded commitments and a $2.0 million provision for credit losses on acquired held-to-maturity investment securities. The summation of these items reduced net income by $81.6 million ($108.2 million pre-tax) and earnings per share by $0.42 per share for the year ended December 31, 2022. Excluding the impact of the acquisition of Happy, the Company determined that an additional $5.0 million provision for credit losses on loans was necessary due to increased loan growth during the year. However, excluding the impact of the acquisition of Happy, the Company determined no additional provision for unfunded commitments or investment securities was necessary as of December 31, 2022. During the year ended December 31, 2022, the Company recorded $10.0 million in income from the settlement of a lawsuit brought by the Company, net of legal expense, $6.7 million in recoveries on historic losses from loans charged off prior to acquisition, and $1.4 million in special dividends from equity investments, which were partially offset by $2.1 million in trust preferred securities ("TRUPS") redemption fees, $1.3 million loss for the decrease in fair value of marketable securities and $176,000 in hurricane expenses.
Total interest income increased by $252.6 million, or 40.4%, and non-interest income increased by $37.5 million, or 27.3%. This was partially offset by a $177.1 million, or 59.3%, increase in non-interest expense and a $66.9 million, or 128.1%, increase in interest expense. These fluctuations are primarily due to the acquisition of Happy during the second quarter of 2022 and the rising rate environment. The increase in interest income resulted from a $156.4 million, or 27.3%, increase in loan interest income, a $70.6 million, or 142.0%, increase in investment income and a $25.6 million, or 728.2%, increase in interest income on deposits at other banks. The increase in non-interest income was primarily due to a $27.6 million, or 133.2%, increase in other income, a $14.8 million, or 66.6%, increase in service charges on deposit accounts, a $10.9 million, or 555.9%, increase in trust fees, an $8.1 million, or 22.3%, increase in other service charges and fees and a $1.8 million, or 85.5%, increase in the cash value of life insurance. These increases were partially offset by an $8.5 million, or 117.7%, decrease in income for the fair value adjustment for marketable securities resulting from a $1.3 million decrease in the fair value of marketable securities for the year ended December 31, 2022, compared to a $7.2 million increase for the year ended December 31, 2021, an $8.0 million, or 31.2%, decrease in mortgage lending income, a $5.6 million, or 38.0%, decrease in dividends from FHLB, FRB, FNBB and other, a $2.2 million, or 92.3%, decrease in the gain on sale of SBA loans and a $1.5 million, or 75.0%, decrease in gain on OREO. Included within other income was $15.0 million in income from the settlement of a lawsuit brought by the Company and $6.7 million in recoveries on historic losses from loans charged off prior to acquisition, and included within dividends from FHLB, FRB, FNBB and other were $1.4 million in special dividends. The increase in non-interest expense was due to a $68.1 million, or 39.9%, increase in salaries and employee benefits, $49.6 million in merger and acquisition expenses, a $33.8 million, or 52.1%, increase in other operating expenses, a $16.8 million, or 45.8%, increase in occupancy and equipment and a $10.7 million, or 43.9%, increase in data processing expense. Included within other operating expense were $5.0 million in legal expenses from a lawsuit brought by the Company, $2.1 million in TRUPS redemption fees and $176,000 in hurricane expenses. The increase in interest expense was primarily due to a $61.1 million, or 244.8%, increase in interest on deposits, a $3.5 million, or 45.7%, increase in interest on FHLB and other borrowed funds and a $1.4 million, or 7.5%, increase in interest on subordinated debentures as a result of the acquisition of $140.0 million of subordinated debt and $23.2 million in trust preferred securities from Happy during the second quarter of 2022. Income tax expense decreased by $8.4 million, or 8.6%, during 2022 due to the decrease in net income and the reduction in the marginal tax rate related to the Happy acquisition.

Our net interest margin on a fully taxable equivalent basis increased from 3.66% for the year ended December 31, 2021 to 3.81% for the year ended December 31, 2022. The yield on interest earning assets was 4.40% and 3.99% for the year ended December 31, 2022 and 2021, respectively, as average interest earning assets increased from $15.86 billion to $20.15 billion. The increase in average earning assets is primarily the result of a $2.57 billion increase in average loans receivable and a $1.87 billion increase in average investment securities, largely resulting from the acquisition of Happy, which were partially offset by a $151.9 million decrease in average interest-bearing balances due from banks. For the years ended December 31, 2022 and 2021, we recognized $16.3 million and $20.2 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by approximately 2 basis points. During 2022, the Company experienced a $31.8 million reduction in interest income from PPP loans due to the forgiveness of the PPP loans and the acceleration of the deferred fees for the loans that were forgiven. This reduction in income was dilutive to the net interest margin by approximately 8 basis points. We recognized $3.8 million in event interest income for the year ended December 31, 2022 compared to $6.7 million in event income for the year ended December 31, 2021. This was dilutive to the net interest margin by approximately 2 basis points. The overall increase in the net interest margin was due to an increase in interest income due to an increase in both average earning assets at higher yields, which was partially offset by an increase in interest expense due to an increase in average interest-bearing liabilities at higher interest rates primarily as a result of the Happy acquisition and the current rising interest rate environment.
Our efficiency ratio was 49.53% for the year ended December 31, 2022, compared to 40.81% for the same period in 2021. For the year ended December 31, 2022, our efficiency ratio, as adjusted (non-GAAP), was 44.55%, compared to 42.12% reported for the year ended December 31, 2021. (See Table 29 for the non-GAAP tabular reconciliation).
Our return on average assets was 1.35% for the year ended December 31, 2022, compared to 1.83% for the same period in 2021, and our return on average assets, as adjusted (non-GAAP) was 1.67% or the year ended December 31, 2022, compared to 1.73% for the same period in 2021. Our return on average common equity was 9.17% for the year ended December 31, 2022, compared to 11.89% for the same period in 2021.
Financial Condition as of and for the Years Ended December 31, 2022 and 2021
Our total assets as of December 31, 2022 increased $4.83 billion to $22.88 billion from the $18.05 billion reported as of December 31, 2021. The increase in total assets is primarily due to the acquisition of $6.69 billion in total assets, net of purchase accounting adjustments, from Happy during the second quarter of 2022. Cash and cash equivalents decreased $2.93 billion, or 80.14%. Our loan portfolio balance increased $4.57 billion to $14.41 billion as of December 31, 2022, from $9.84 billion as of December 31, 2021. The increase in loans was due to the acquisition of $3.65 billion in loans, net of purchase accounting adjustments, from Happy in the second quarter of 2022 and $242.2 million in marine loans from LendingClub Bank during the first quarter of 2022, as well as $678.6 million in organic loan growth during 2022. Total deposits increased $3.68 billion to $17.94 billion as of December 31, 2022 compared to $14.26 billion as of December 31, 2021. The increase in deposits was primarily due to the acquisition of $5.86 billion in deposits, net of purchase accounting adjustments, from Happy in the second quarter of 2022, partially offset by $2.18 billion in deposit decline during the year. Stockholders’ equity increased $760.6 million to $3.53 billion as of December 31, 2022, compared to $2.77 billion as of December 31, 2021. The increase in stockholders’ equity is primarily associated with the $961.3 million in common stock issued to Happy shareholders for the acquisition of Happy on April 1, 2022 and $305.3 million in net income, which were partially offset by the $315.9 million decrease in accumulated other comprehensive income, $128.4 million of shareholder dividends paid and the repurchase of $70.9 million of our common stock during 2022. The improvement in stockholders’ equity was 27.5% for the year ended December 31, 2022 compared to December 31, 2021.
As of December 31, 2022, our non-performing loans increased to $60.9 million, or 0.42%, of total loans from $50.2 million, or 0.51%, of total loans as of December 31, 2021. The allowance for credit losses as a percentage of non-performing loans increased to 475.99% as of December 31, 2022, compared to 471.61% as of December 31, 2021. Non-performing loans from our Arkansas franchise were $8.4 million at December 31, 2022 compared to $13.9 million as of December 31, 2021. Non-performing loans from our Florida franchise were $20.5 million at December 31, 2022 compared to $26.8 million as of December 31, 2021. Non-performing loans from our new Texas franchise were $22.2 million at December 31, 2022. Non-performing loans from our Alabama franchise were $404,000 at December 31, 2022 compared to $470,000 as of December 31, 2021. Non-performing loans from our SPF franchise were $2.3 million at December 31, 2022 compared to $1.5 million as of December 31, 2021. Non-performing loans from our Centennial CFG franchise were $7.1 million at December 31, 2022 compared to $7.5 million as of December 31, 2021.

As of December 31, 2022, our non-performing assets increased to $61.5 million, or 0.27%, of total assets from $51.8 million, or 0.29%, of total assets as of December 31, 2021. Non-performing assets from our Arkansas franchise were $8.5 million at December 31, 2022 compared to $14.4 million as of December 31, 2021. Non-performing assets from our Florida franchise were $20.8 million at December 31, 2022 compared to $27.9 million as of December 31, 2021. Non-performing assets from our new Texas franchise were $22.4 million at December 31, 2022. Non-performing assets from our Alabama franchise were $404,000 at December 31, 2022 compared to $470,000 as of December 31, 2021. Non-performing assets from our SPF franchise were $2.3 million at December 31, 2022 compared to $1.5 million as of December 31, 2021. Non-performing assets from our CFG franchise were $7.1 million at December 31, 2022 compared to $7.5 million as of December 31, 2021.
The $7.1 million balance of non-accrual loans for our Centennial CFG market balance of non-accrual loans for our Centennial CFG market consists of two loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. Due to the condition of the two loans, partial charge-offs for a total of $5.4 million were taken on these loans during 2022. The loans are not current on either principal or interest, and we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve. Any interest payments that are received will be applied to the principal balance.
2021 Overview
Results of Operations for the Years Ended December 31, 2021 and 2020
Our net income increased $104.6 million, or 48.8%, to $319.0 million for the year ended December 31, 2021, from $214.4 million for the same period in 2020. On a diluted earnings per share basis, our earnings were $1.94 per share for the year ended December 31, 2021 and $1.30 per share for the year ended December 31, 2020. During the year ended December 31, 2021, the Company did not record a provision for credit losses but did record a $4.8 million negative provision for unfunded commitments compared to a $112.3 million provision for credit losses and a $17.0 million provision for unfunded commitments for a total credit loss expense of $129.3 million for the year ended December 31, 2020. The $4.8 million negative provision for the year ended December 31, 2021 was due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position. The $129.3 million of total credit loss expense for the year ended December 31, 2020 was primarily due to the uncertainty created by the COVID-19 pandemic, with $9.3 million as a result of the acquisition of LH-Finance on February 29, 2020. The Company’s provisioning model is closely tied to unemployment rate projections which continued to improve following the fourth quarter of 2020. The Company determined that an additional provision for credit losses was not necessary. Despite the improvements in the economic and public health outlooks in the United States during 2021, the emergence of the Delta variant during the second quarter and the Omicron variant during the fourth quarter resulted in significant uncertainty about the future impact of the pandemic on our business, results of operations and financial condition. As a result, the Company determined that a negative provision for credit losses was not appropriate at the end of 2021, and the level of the allowance for credit losses was considered adequate as of December 31, 2021. The Company also recorded a $7.2 million adjustment for the increase in fair market value of marketable securities, $12.5 million of special dividend income from our equity investments, $5.1 million recovery on historic losses from loans charged-off prior to acquisition, $1.9 million of merger and acquisition expense and a $219,000 gain on sale of investment securities.
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

Our net interest margin on a fully taxable equivalent basis decreased from 4.06% for the year ended December 31, 2020 to 3.66% for the year ended December 31, 2021. The yield on interest earning assets was 3.99% and 4.70% for the year ended December 31, 2021 and 2020, respectively, as average interest earning assets increased from $14.50 billion to $15.86 billion. The increase in average earning assets was primarily the result of a $1.84 billion increase in average interest-bearing balances due from banks and a $659.0 million increase in average investment securities, partially offset by the $1.13 billion decrease in average loans receivable. Average PPP loan balances were $434.7 million for the year ended December 31, 2021. These loans bore interest at 1.00% plus the accretion of the deferred origination fee. Including deferred fees, we recognized total interest income of $35.6 million on PPP loans for the year ended December 31, 2021. The PPP loans were accretive to the net interest margin by 13 basis points for the year ended December 31, 2021. This was primarily due to approximately $910.1 million of the Company’s PPP loans being forgiven during 2021 which included the acceleration of $24.8 million in deferred fees for the loans that were forgiven. As of December 31, 2021, the Company had $3.6 million in remaining unamortized PPP fees. The COVID-19 pandemic and the resulting governmental response created a significant amount of excess liquidity in the market. As a result, we had an increase of $1.84 billion in average interest-bearing cash balances for the year ended December 31, 2021 compared to the year ended December 31, 2020. This excess liquidity was dilutive to the net interest margin by 46 basis points. For the years ended December 31, 2021 and 2020, we recognized $20.2 million and $27.4 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 4 basis points. We recognized $6.7 million in event interest income for the year ended December 31, 2021 compared to $2.1 million in event income for the year ended December 31, 2020. This increased the net interest margin by 3 basis points.
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
Financial Condition as of and for the Years Ended December 31, 2021 and 2020
Our total assets as of December 31, 2021 increased $1.65 billion to $18.05 billion from the $16.40 billion reported as of December 31, 2020. Cash and cash equivalents increased $2.39 billion, or 188.8%. The increase in cash and cash equivalents was due to loan paydowns as well as the significant amount of excess liquidity in the market as a continued result of the COVID-19 pandemic and the accompanying governmental response. Our loan portfolio balance decreased $1.38 billion to $9.84 billion as of December 31, 2021, from $11.22 billion as of December 31, 2020. The decrease in the loan portfolio was due to organic loan decline of $822.2 million and $910.1 million of the Company’s PPP loans being forgiven during 2021, which were partially offset by $347.7 million in new PPP loan originations during 2021. Total deposits increased $1.53 billion to $14.26 billion as of December 31, 2021 compared to $12.73 billion as of December 31, 2020, which was due to customers holding higher deposit balances in response to the COVID-19 pandemic as well as the resulting governmental response to the pandemic. Stockholders’ equity increased $160.0 million to $2.77 billion as of December 31, 2021, compared to $2.61 billion as of December 31, 2020. The increase in stockholders’ equity was primarily associated with the $319.0 million in net income, partially offset by the $33.7 million decrease in accumulated other comprehensive income, $92.1 million of shareholder dividends paid and the repurchase of $44.5 million of our common stock during 2021. The improvement in stockholders’ equity was 6.1% for the year ended December 31, 2021 compared to December 31, 2020.
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
The $7.5 million balance of non-accrual loans for our Centennial CFG market consisted of two loans that are assessed for Credit risk by the Federal Reserve under the Shared National Credit Program. The decision to place these loans on non-accrual status was made by the Federal Reserve and not the Company. The loans that made up the total balance were still current on both principal and interest at December 31, 2021. However, all interest payments were currently being applied to the principal balance. Because the Federal Reserve required us to place these loans on non-accrual status, we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve.
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
•Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310. Interchange fees were $22.1 million and $16.4 million for the years ended December 31, 2022 and December 31, 2021, respectively. Centennial CFG loan fees were $11.8 million and $11.9 million for the years ended December 31, 2022 and December 31, 2021, respectively.
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

Credit Losses. We account for credit losses in accordance with ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL"). The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credits, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases.
Investments – Available-for-sale. Securities available-for-sale ("AFS") are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income (loss), net of taxes. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. The Company has made the election to exclude accrued interest receivable on AFS securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Investments – Held-to-Maturity. Debt securities held-to-maturity ("HTM"), which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company measures expected credit losses on HTM securities on a collective basis by major security type, with each type sharing similar risk characteristics. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed.
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
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in the national unemployment rate, gross domestic product, rental vacancy rate, housing price indices and rental vacancy rate index.

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
•Multifamily
•Owner occupies commercial real estate
•Non-owner occupied commercial real estate
•Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•Consumer auto
•Other consumer
•Other consumer - SPF
The allowance for credit losses for each segment is measured through the use of the discounted cash flow method. Loans evaluated individually that are considered to be impaired are not included in the collective evaluation. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. For loans for which a specific reserve is not recorded, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation if a specific reserve is not recorded.
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

Acquisition Accounting and Acquired Loans. We account for our acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, and liabilities assumed are recorded at fair value. In accordance with ASC 326, the Company records both a discount and an allowance for credit losses on acquired loans. All purchased loans are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.
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
Intangible Assets. Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 months to 121 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We perform an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles - Goodwill and Other, in the fourth quarter or more often if events and circumstances indicate there may be an impairment.
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
LH-Finance
On February 29, 2020, the Company completed the acquisition of LH-Finance, the marine lending division of People’s United Bank, N.A. The Company paid a purchase price of approximately $421.2 million in cash. LH-Finance provided direct consumer financing for USCG registered high-end sail and power boats. Additionally, LH-Finance provided inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.
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
Branches
As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. We opened one de novo branch location in 2022 in Ft. Worth, Texas.
As of December 31, 2022, we had 223 branch locations. There were 76 branches in Arkansas, 78 branches in Florida, 63 branches in Texas, five branches in Alabama and one branch in New York City.

Results of Operations for the Years Ended December 31, 2022, 2021 and 2020
Our net income decreased $13.8 million, or 4.3%, to $305.3 million for the year ended December 31, 2022, from $319.0 million for the same period in 2021. On a diluted earnings per share basis, our earnings were $1.57 per share for the year ended December 31, 2022 and $1.94 per share for the year ended December 31, 2021. As a result of the acquisition of Happy, which we completed on April 1, 2022, we incurred $49.6 million in merger expenses and recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count," an $11.4 million provision for credit losses on acquired unfunded commitments and a $2.0 million provision for credit losses on acquired held-to-maturity investment securities. The summation of these items reduced net income by $81.6 million ($108.2 million pre-tax) and earnings per share by $0.42 per share for the year ended December 31, 2022. Excluding the impact of the acquisition of Happy, the Company determined that an additional $5.0 million provision for credit losses on loans was necessary due to increased loan growth during the year. However, excluding the impact of the acquisition of Happy, the Company determined no additional provision for unfunded commitments or investment securities was necessary as of December 31, 2022. During the year ended December 31, 2022, the Company recorded $10.0 million in income from the settlement of a lawsuit brought by the Company, net of legal expense, $6.7 million in recoveries on historic losses from loans charged off prior to acquisition, and $1.4 million in special dividends from equity investments, which were partially offset by $2.1 million in TRUPS redemption fees, $1.3 million loss for the decrease in fair value of marketable securities and $176,000 in hurricane expenses.
Our net income increased $104.6 million, or 48.8%, to $319.0 million for the year ended December 31, 2021, from $214.4 million for the same period in 2020. On a diluted earnings per share basis, our earnings were $1.94 per share for the year ended December 31, 2021 and $1.30 per share for the year ended December 31, 2020. During the year ended December 31, 2021, the Company did not record a provision for credit losses but did record a $4.8 million negative provision for unfunded commitments compared to a $112.3 million provision for credit losses and a $17.0 million provision for unfunded commitments for a total credit loss expense of $129.3 million for the year ended December 31, 2020. The $4.8 million negative provision for the year ended December 31, 2021 was due to a single commercial & industrial loan for which a reserve was no longer considered necessary due to the borrower’s current cash flow position. The $129.3 million of total credit loss expense for the year ended December 31, 2020 was primarily due to the uncertainty created by the COVID-19 pandemic, with $9.3 million as a result of the acquisition of LH-Finance on February 29, 2020. The Company’s provisioning model is closely tied to unemployment rate projections which continued to improve following the fourth quarter of 2020. The Company determined that an additional provision for credit losses was not necessary. Despite the improvements in the economic and public health outlooks in the United States during 2021, the emergence of the Delta variant during the second quarter and the Omicron variant during the fourth quarter resulted in significant uncertainty about the future impact of the pandemic on our business, results of operations and financial condition. As a result, the Company determined that a negative provision for credit losses was not appropriate at the end of 2021, and the level of the allowance for credit losses was considered adequate as of December 31, 2021. The Company also recorded a $7.2 million adjustment for the increase in fair market value of marketable securities, $12.5 million of special dividend income from our equity investments, $5.1 million recovery on historic losses from loans charged-off prior to acquisition, $1.9 million of merger and acquisition expense and a $219,000 gain on sale of investment securities.
Net Interest Income
Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (24.6735% for the year ended December 31, 2022, 25.740% for the year ended December 31, 2021 and 26.135% for year ended December 31, 2020).
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. In 2020, the Federal Reserve lowered the target rate to 0.00% to 0.25%. This remained in effect throughout all of 2021. The Federal Reserve increased the target rate seven times during 2022. First, on March 16, 2022, the target rate was increased to 0.25% to 0.50%. Second, on May 4, 2022, the target rate was increased to 0.75% to 1.00%. Third, on June 15, 2022, the target rate was increased to 1.50% to 1.75%. Fourth, on July 27, 2022, the target rate was increased to 2.25% to 2.50%. Fifth, on September 21, 2022, the target rate was increased to 3.00% to 3.25%. Sixth, on November 2, 2022, the target rate was increased to 3.75% to 4.00%. Seventh, on December 14, 2022, the target rate was increased to 4.25% to 4.50%. The Federal Reserve increased the target rate to 4.50% to 4.75% on February 1, 2023.

Our net interest margin on a fully taxable equivalent basis increased from 3.66% for the year ended December 31, 2021 to 3.81% for the year ended December 31, 2022. The yield on interest earning assets was 4.40% and 3.99% for the year ended December 31, 2022 and 2021, respectively, as average interest earning assets increased from $15.86 billion to $20.15 billion. The increase in average earning assets is primarily the result of a $2.57 billion increase in average loans receivable and a $1.87 billion increase in average investment securities, largely resulting from the acquisition of Happy, which were partially offset by a $151.9 million decrease in average interest-bearing balances due from banks. For the years ended December 31, 2022 and 2021, we recognized $16.3 million and $20.2 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by approximately 2 basis points. During 2022, the Company experienced a $31.8 million reduction in interest income from PPP loans due to the forgiveness of the PPP loans and the acceleration of the deferred fees for the loans that were forgiven. This reduction in income was dilutive to the net interest margin by approximately 8 basis points. We recognized $3.8 million in event interest income for the year ended December 31, 2022 compared to $6.7 million in event income for the year ended December 31, 2021. This was dilutive to the net interest margin by approximately 2 basis points. The overall increase in the net interest margin was due to an increase in interest income due to an increase in both average earning assets at higher yields which was partially offset by an increase in interest expense due to an increase in average interest-bearing liabilities at higher interest rates primarily as a result of the Happy acquisition and the current rising interest rate environment.
Net interest income on a fully taxable equivalent basis increased $187.3 million, or 32.3%, to $767.3 million for the year ended December 31, 2022, from $580.1 million for the same period in 2021. This increase in net interest income was the result of a $254.2 million increase in interest income, partially offset by a $66.9 million increase in interest expense on a fully taxable equivalent basis. The $254.2 million increase in interest income was primarily the result of the higher level of average interest earnings assets due to the acquisition of Happy during the second quarter of 2022 and the increasing interest rate environment. The increase in earning assets resulted in an increase in interest income of approximately $185.5 million, and the higher yield on earning assets resulted in a decrease in interest income of approximately $68.7 million. The $66.9 million increase in interest expense was primarily the result of the higher level of average interest bearing liabilities due to the acquisition of Happy during the second quarter of 2022 and the increasing interest rate environment. The higher rates on interest bearing liabilities resulted in an increase in interest expense of approximately $52.8 million, and the increase in interest bearing liabilities resulted in an increase in interest expense of approximately $14.0 million.
Our net interest margin on a fully taxable equivalent basis decreased from 4.06% for the year ended December 31, 2020 to 3.66% for the year ended December 31, 2021. The yield on interest earning assets was 3.99% and 4.70% for the year ended December 31, 2021 and 2020, respectively, as average interest earning assets increased from $14.50 billion to $15.86 billion. The increase in average earning assets was primarily the result of a $1.84 billion increase in average interest-bearing balances due from banks and a $659.0 million increase in average investment securities, partially offset by the $1.13 billion decrease in average loans receivable. Average PPP loan balances were $434.7 million for the year ended December 31, 2021. These loans bore interest at 1.00% plus the accretion of the deferred origination fee. Including deferred fees, we recognized total interest income of $35.6 million on PPP loans for the year ended December 31, 2021. The PPP loans were accretive to the net interest margin by 13 basis points for the year ended December 31, 2021. This was primarily due to approximately $910.1 million of the Company’s PPP loans being forgiven during 2021 which included the acceleration of $24.8 million in deferred fees for the loans that were forgiven. As of December 31, 2021, the Company had $3.6 million in remaining unamortized PPP fees. The COVID-19 pandemic and the resulting governmental response created a significant amount of excess liquidity in the market. As a result, we had an increase of $1.84 billion in average interest-bearing cash balances for the year ended December 31, 2021 compared to the year ended December 31, 2020. This excess liquidity was dilutive to the net interest margin by 46 basis points. For the years ended December 31, 2021 and 2020, we recognized $20.2 million and $27.4 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by 4 basis points. We recognized $6.7 million in event interest income for the year ended December 31, 2021 compared to $2.1 million in event income for the year ended December 31, 2020. This increased the net interest margin by 3 basis points.

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
Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2022, 2021 and 2020, as well as changes in fully taxable equivalent net interest margin for the years 2022 compared to 2021 and 2021 compared to 2020.
Table 2: Analysis of Net Interest Income

	Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Interest income	$877,766	$625,171	$675,962
Fully taxable equivalent adjustment	8,663	7,079	6,015
Interest income – fully taxable equivalent	886,429	632,250	681,977
Interest expense	119,090	52,200	93,407
Net interest income – fully taxable equivalent	$767,339	$580,050	$588,570
Yield on earning assets – fully taxable equivalent	4.40%	3.99%	4.70%
Cost of interest-bearing liabilities	0.87	0.49	0.89
Net interest spread – fully taxable equivalent	3.53	3.50	3.81
Net interest margin – fully taxable equivalent	3.81	3.66	4.06
Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2022 vs. 2021	2021 vs. 2020
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$185,499	$(43,840)
Increase (decrease) in interest income due to change in earning asset yields	68,680	(5,887)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(14,048)	6,325
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	(52,842)	34,882
Increase (decrease) in net interest income	$187,289	$(8,520)

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2022, 2021 and 2020. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 4: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31,
	2022			2021			2020
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$2,444,541	$29,110	1.19%	$2,596,460	$3,515	0.14%	$761,174	$1,849	0.24%
Federal funds sold	1,519	25	1.65	71	—	—	1,330	21	1.58
Investment securities – taxable	3,582,664	91,933	2.57	2,031,139	30,054	1.48	1,653,159	32,596	1.97
Investment securities – non-taxable	1,178,561	36,363	3.09	858,503	26,017	3.03	577,444	21,262	3.68
Loans receivable	12,940,998	728,998	5.63	10,375,457	572,664	5.52	11,504,123	626,249	5.44
Total interest-earning assets	20,148,283	886,429	4.40	15,861,630	632,250	3.99	14,497,230	681,977	4.70
Non-earning assets	2,405,057			1,597,355			1,640,064
Total assets	$22,553,340			$17,458,985			$16,137,294
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest- bearing transaction accounts	$11,520,781	$81,061	0.70%	$8,716,004	$15,956	0.18%	$7,686,621	$36,084	0.47%
Time deposits	1,033,431	4,928	0.48	1,087,875	8,980	0.83	1,756,138	27,026	1.54
Total interest-bearing deposits	12,554,212	85,989	0.68	9,803,879	24,936	0.25	9,442,759	63,110	0.67
Federal funds purchased	220	2	0.91	—	—	—	1,557	13	0.83
Securities sold under agreement to repurchase	129,006	1,430	1.11	151,190	497	0.33	151,573	1,167	0.77
FHLB borrowed funds	473,839	11,076	2.34	400,000	7,604	1.90	534,608	9,506	1.78
Subordinated debentures	515,049	20,593	4.00	370,712	19,163	5.17	369,943	19,611	5.30
Total interest-bearing liabilities	13,672,326	119,090	0.87	10,725,781	52,200	0.49	10,500,440	93,407	0.89
Non-interest-bearing liabilities
Non-interest-bearing deposits	5,378,906			3,924,341			2,998,560
Other liabilities	171,390			124,724			135,094
Total liabilities	19,222,622			14,774,846			13,634,094
Stockholders’ equity	3,330,718			2,684,139			2,503,200
Total liabilities and stockholders’ equity	$22,553,340			$17,458,985			$16,137,294
Net interest spread			3.53%			3.50%			3.81%
Net interest income and margin		$767,339	3.81		$580,050	3.66		$588,570	4.06

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2022 compared to 2021 and 2021 compared to 2020 on a fully taxable equivalent basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Years Ended December 31,
	2022 over 2021			2021 over 2020
	Volume	Yield / Rate	Total	Volume	Yield / Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(218)	$25,813	$25,595	$2,791	$(1,125)	$1,666
Federal funds sold	—	25	25	(10)	(11)	(21)
Investment securities – taxable	31,552	30,327	61,879	6,563	(9,105)	(2,542)
Investment securities – non-taxable	9,867	479	10,346	9,006	(4,251)	4,755
Loans receivable	144,298	12,036	156,334	(62,190)	8,605	(53,585)
Total interest income	185,499	68,680	254,179	(43,840)	(5,887)	(49,727)
Interest expense:
Interest-bearing transaction and savings deposits	6,619	58,486	65,105	4,302	(24,430)	(20,128)
Time deposits	(429)	(3,623)	(4,052)	(8,135)	(9,911)	(18,046)
Federal funds purchased	1	1	2	(7)	(6)	(13)
Securities sold under agreement to repurchase	(83)	1,016	933	(3)	(667)	(670)
FHLB borrowed funds	1,547	1,925	3,472	(2,523)	621	(1,902)
Subordinated debentures	6,393	(4,963)	1,430	41	(489)	(448)
Total interest expense	14,048	52,842	66,890	(6,325)	(34,882)	(41,207)
Increase (decrease) in net interest income	$171,451	$15,838	$187,289	$(37,515)	$28,995	$(8,520)
Provision for Credit Losses
The Company accounts for credit losses in accordance with ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credits, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases.
Credit Loss Expense: As a result of the acquisition of Happy, which we completed on April 1, 2022, the Company recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count," an $11.4 million provision for credit losses on acquired unfunded commitments, and a $2.0 million provision for credit losses on acquired held-to-maturity investment securities. Excluding the impact of the acquisition of Happy, the Company determined that an additional $5.0 million provision for credit losses on loans was necessary due to increased loan growth during the year. However, excluding the impact of the acquisition of Happy, the Company determined no additional provision for unfunded commitments or investment securities was necessary as of December 31, 2022.
Net charge-offs to average total loans increased to 0.11% for the year ended December 31, 2022 from 0.08% for the year ended December 31, 2021. In addition, non-performing loans to total loans decreased from 0.51% as of December 31, 2021 to 0.42% as of December 31, 2022.

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
Acquired loans. In accordance with ASC 326, the Company records both a discount and an allowance for credit losses on acquired loans. This is commonly referred to as “double accounting" or "double count."
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
•Multifamily
•Owner occupies commercial real estate
•Non-owner occupied commercial real estate
•Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•Consumer auto
•Other consumer
•Other consumer - SPF
The allowance for credit losses for each segment is measured through the use of the discounted cash flow method. Loans evaluated individually that are considered to be impaired are not included in the collective evaluation. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. For loans for which a specific reserve is not recorded, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation if a specific reserve is not recorded.
Investments – Available-for-sale: The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. The Company has made the election to exclude accrued interest receivable on AFS securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Investments – Held-to-Maturity. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326. The Company measures expected credit losses on HTM securities on a collective basis by major security type, with each type sharing similar risk characteristics. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed.

The Company recorded a $2.0 million provision for credit losses on the held-to-maturity investment securities during the second quarter of 2022 as a result of the investment securities acquired as part of the Happy acquisition. Of the Company's held-to-maturity securities, $1.11 billion, or 86.2%, are municipal securities. To estimate the necessary loss provision, the Company utilized historical default and recovery rates of the municipal bond sector and applied these rates using a pooling method. The remainder of investments classified as held-to-maturity are U.S. government-sponsored enterprises and mortgage-backed securities all of which are guaranteed by the U.S. government. Due to the inherent low risk in these U.S. government guaranteed securities, no provision for credit loss was established on this portion of the portfolio.
At December 31 2022, the Company determined that the allowance for credit losses of $842,000, resulting from economic uncertainty, was adequate for the available-for-sale investment portfolio, and the allowance for credit losses for the HTM portfolio resulting from the Happy acquisition was considered adequate. No additional provision for credit losses was considered necessary for the portfolio.
Non-Interest Income
Total non-interest income was $175.1 million in 2022, compared to $137.6 million in 2021 and $111.8 million in 2020. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.
Table 6 measures the various components of our non-interest income for the years ended December 31, 2022, 2021, and 2020, respectively, as well as changes for the years 2022 compared to 2021 and 2021 compared to 2020.
Table 6: Non-Interest Income

	Years Ended December 31,			2022 Change from 2021		2021 Change from 2020
	2022	2021	2020
	(Dollars in thousands)
Service charges on deposit accounts	$37,114	$22,276	$21,381	$14,838	66.6%	$895	4.2%
Other service charges and fees	44,588	36,451	30,686	8,137	22.3	5,765	18.8
Trust fees	12,855	1,960	1,633	10,895	555.9	327	20.0
Mortgage lending income	17,657	25,676	29,065	(8,019)	(31.2)	(3,389)	(11.7)
Insurance commissions	2,192	1,943	1,848	249	12.8	95	5.1
Increase in cash value of life insurance	3,800	2,049	2,200	1,751	85.5	(151)	(6.9)
Dividends from FHLB, FRB, FNBB & other	9,198	14,835	12,472	(5,637)	(38.0)	2,363	18.9
Gain on sale of SBA loans	183	2,380	645	(2,197)	(92.3)	1,735	269.0
Gain (loss) on sale of branches, equipment and other assets, net	15	(105)	326	120	114.3	(431)	(132.2)
Gain on OREO, net	500	2,003	1,132	(1,503)	-75.0	871	76.9
Gain on securities, net	—	219	—	(219)	-100.0	219	100.0
Fair value adjustment for marketable securities	(1,272)	7,178	(1,978)	(8,450)	(117.7)	9,156	462.9
Other income	48,281	20,704	12,376	27,577	133.2	8,328	67.3
Total non-interest income	$175,111	$137,569	$111,786	$37,542	27.3%	$25,783	23.1
Non-interest income increased $37.5 million, or 27.3%, to $175.1 million for the year ended December 31, 2022 from $137.6 million for the same period in 2021. The primary factors that resulted in this increase were the $27.6 million increase in other income, the $14.8 million increase in service charges on deposit accounts and the $10.9 million increase in trust fees. Other factors were changes related to other service charges and fees, mortgage lending income, cash value of life insurance, dividends from FHLB, FRB, FNBB & other, gain on sale of SBA loans, gain on OREO and fair value adjustment for marketable securities.
Additional details for the year ended December 31, 2022 on some of the more significant changes are as follows:
•The $14.8 million increase in service charges on deposit accounts is primarily due to an increase in overdraft and service charge fees related to the acquisition of Happy.
•The $8.1 million increase in other service charges and fees is primarily due to an increase in interchange fees related to the acquisition of Happy.

•The $10.9 million increase in trust fees is primarily related to an increase in trust fees resulting from the acquisition of Happy.
•The $8.0 million decrease in mortgage lending income is primarily related to a decrease in volume of secondary market loans from the high volume of loans during 2021. The decrease in volume is due to the increase in interest rates.
•The $1.8 million increase in cash value of life insurance is primarily related to the increase in bank owned life insurance resulting from the acquisition of Happy.
•The $5.6 million decrease in dividends from FHLB, FRB, FNBB & other is primarily due to a decrease in special dividends from equity investments, partially offset by an increase in dividend income from marketable securities and an increase in FRB stock holdings related to the acquisition of Happy.
•The $2.2 million decrease in gain on sale of SBA loans is primarily due to the decrease in the volume of SBA loan sales during 2022.
•The $1.5 million decrease in gain on OREO resulted from a reduction in the level of sales of OREO during 2022.
•The $8.5 million decrease in the fair value adjustment for marketable securities is due to a reduction in the fair market value of marketable securities held by the Company.
•The $27.6 million increase in other income is primarily due to $15.0 million in income from the settlement of a lawsuit brought by the Company and a $6.3 million adjustment for equity method investments. Other factors include a $2.1 million increase in additional income for items previously charged off, $2.5 million increase in rental income and a $2.0 million increase in investment brokerage fee income, partially offset by a $478,000 decrease in gain on life insurance.
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
•    The $3.4 million decrease in mortgage lending income is primarily due to a decrease in volume of secondary market loans from the peak in 2020.
•     The $2.4 million increase in dividends from FHLB, FRB, FNBB & other is primarily due to an increase in special dividends from equity investments.
•    The $1.7 million increase in gain on sale of SBA loans is primarily due to the increase in loan sales during 2021.
•     The $9.2 million gain in the fair value adjustment for marketable securities is related to an increase in the fair market value of marketable securities held by the Company.
•     The $8.3 million increase in other income is primarily due to a $6.3 million increase in additional income for items previously charged off and a $2.2 million increase in investment brokerage fee income.

Non-Interest Expense
Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.
Table 7 below sets forth a summary of non-interest expense for the years ended December 31, 2022, 2021, and 2020, as well as changes for the years ended 2022 compared to 2021 and 2021 compared to 2020.
Table 7: Non-Interest Expense

	Years Ended December 31,			2022 Change from 2021		2021 Change from 2020
	2022	2021	2020
	(Dollars in thousands)
Salaries and employee benefits	$238,885	$170,755	$163,950	$68,130	39.9%	$6,805	4.2%
Occupancy and equipment	53,417	36,631	38,412	16,786	45.8	(1,781)	(4.6)
Data processing expense	34,942	24,280	19,032	10,662	43.9	5,248	27.6
Merger expense	49,594	1,886	711	47,708	2529.6	1,175	165.3
Other operating expenses:
Advertising	7,974	4,855	3,999	3,119	64.2	856	21.4
Amortization of intangibles	8,853	5,683	5,844	3,170	55.8	(161)	(2.8)
Electronic banking expense	13,632	9,817	8,477	3,815	38.9	1,340	15.8
Directors' fees	1,491	1,614	1,624	(123)	(7.6)	(10)	(0.6)
Due from bank service charges	1,255	1,044	975	211	20.2	69	7.1
FDIC and state assessment	8,428	5,472	6,494	2,956	54.0	(1,022)	(15.7)
Hurricane expense	176	—	—	176	100.0	—	—
Insurance	3,705	3,118	3,018	587	18.8	100	3.3
Legal and accounting	9,401	3,703	4,222	5,698	153.9	(519)	(12.3)
Other professional fees	8,881	6,950	8,150	1,931	27.8	(1,200)	(14.7)
Operating supplies	3,120	1,915	1,988	1,205	62.9	(73)	(3.7)
Postage	2,078	1,283	1,283	795	62.0	—	—
Telephone	1,890	1,425	1,302	465	32.6	123	9.4
Other expense	27,905	18,086	17,904	9,819	54.3	182	1.0
Total non-interest expense	$475,627	$298,517	$287,385	$177,110	59.3%	$11,132	3.9%
Non-interest expense increased $177.1 million, or 59.3%, to $475.6 million for the year ended December 31, 2022, from $298.5 million for the same period in 2021. The primary factors that resulted in this increase was the increase in salaries and employee benefits expense and merger expense. Other factors were changes related to occupancy and equipment expenses, data processing expenses, electronic banking expense, FDIC and state assessment, legal and accounting, other professional fees and other expense.
Additional details for the year ended December 31, 2022 on some of the more significant changes are as follows:
•The $68.1 million increase in salaries and employee benefits expense is primarily due to the acquisition of Happy.
•The $16.8 million increase in occupancy and equipment expense is primarily due to increases in depreciation on buildings, machinery and equipment; utility expenses; lease expense; equipment maintenance and repairs; janitorial expenses; property taxes and other occupancy expenses related to the acquisition of Happy.
•The $10.7 million increase in data processing expense is primarily due to increases in telecommunication fees, computer software fees, licensing fees, mobile banking, internet banking and cash management expenses related to the acquisition of Happy.

•The $47.7 million increase in merger and acquisition expense is due to costs associated with the acquisition of Happy.
•The $3.1 million increase in advertising expense is primarily related to the acquisition of Happy.
•The $3.2 million increase in amortization of intangibles is due to the acquisition of Happy.
•The $3.8 million increase in electronic banking expenses is primarily due to the increased debit card processing fees and interchange network expense resulting from the acquisition of Happy.
•The $3.0 million increase in FDIC and state assessment is primarily due to FDIC assessment reductions for 2021 and the acquisition of Happy during the second quarter of 2022.
•The $5.7 million increase in legal and accounting expense is primarily due to expenses related to a lawsuit brought by the Company.
•The $1.9 million increase in other professional fees is primarily related to the acquisition of Happy.
•The $1.2 million increase in operating expense is primarily due to the acquisition of Happy.
•The $9.8 million increase in other expenses is primarily related to the acquisition of Happy as well as $2.1 million in TRUPS redemption fees.
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
•The $1.2 million increase in merger and acquisition expense costs associated with the acquisition of Happy.
•The $856,000 increase in advertising expense is primarily due to increase in advertising campaigns during 2021.
•The $1.3 million increase in electronic banking expenses is primarily due to the normal increased cost of doing business such as the increase in fees charged for network expenses and debit card processing fees.
•The $1.0 million decrease in FDIC and state assessment is primarily related to an improvement in the FDIC assessment rate. In addition, the State of Arkansas announced a 25% reduction in assessments for January 1, 2021 through June 30, 2021 and a 30% reduction in assessments for July 1, 2021 through December 31, 2021.
•The $1.2 million decrease in other professional fees is primarily related to a reduction outsourced special projects and professional fees for the Bank. This was partially offset by an increase in consulting fees.

Income Taxes
During 2022, the Company lowered its marginal tax rate from 25.740% to 24.6735%. In an effort to more accurately reflect current state income apportionment and state tax rates, the state tax rate was lowered to 4.65%. This lowered the blended rate to 24.6735%. Apportionment changes related to the acquisition of Happy and statutory tax rate changes were the main drivers in the tax rate reduction.
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
Income tax expense decreased $8.4 million, or 8.6%, to $89.3 million for the year ended December 31, 2022, from $97.8 million for 2021. Income tax expense increased $34.5 million, or 54.5%, to $97.8 million for the year ended December 31, 2021, from $63.3 million for 2020. The effective tax rates for the years ended December 31, 2022, 2021 and 2020 were 22.64%, 23.45% and 22.78%, respectively. The Company’s marginal tax rate was 24.6735%, 25.740% and 26.135% for years ended December 31, 2022, 2021 and 2020, respectively.
Financial Condition as of and for the Years Ended December 31, 2022 and 2021
Our total assets as of December 31, 2022 increased $4.83 billion to $22.88 billion from the $18.05 billion reported as of December 31, 2021. The increase in total assets is primarily due to the acquisition of $6.69 billion in total assets, net of purchase accounting adjustments, from Happy during the second quarter of 2022. Cash and cash equivalents decreased $2.93 billion, or 80.14%. Our loan portfolio balance increased $4.57 billion to $14.41 billion as of December 31, 2022, from $9.84 billion as of December 31, 2021. The increase in loans was due to the acquisition of $3.65 billion in loans, net of purchase accounting adjustments, from Happy in the second quarter of 2022 and $242.2 million in marine loans from LendingClub Bank during the first quarter of 2022, as well as $678.6 million in organic loan growth during 2022. Total deposits increased $3.68 billion to $17.94 billion as of December 31, 2022 compared to $14.26 billion as of December 31, 2021. The increase in deposits was primarily due to the acquisition of $5.86 billion in deposits, net of purchase accounting adjustments, from Happy in the second quarter of 2022, partially offset by $2.18 billion in deposit decline during the year. Stockholders’ equity increased $760.6 million to $3.53 billion as of December 31, 2022, compared to $2.77 billion as of December 31, 2021. The increase in stockholders’ equity is primarily associated with the $961.3 million in common stock issued to Happy shareholders for the acquisition of Happy on April 1, 2022 and $305.3 million in net income, which were partially offset by the $315.9 million decrease in accumulated other comprehensive income, $128.4 million of shareholder dividends paid and the repurchase of $70.9 million of our common stock during 2022. The improvement in stockholders’ equity was 27.5% for the year ended December 31, 2022 compared to December 31, 2021.
Our total assets as of December 31, 2021 increased $1.65 billion to $18.05 billion from the $16.40 billion reported as of December 31, 2020. Cash and cash equivalents increased $2.39 billion, or 188.8%. The increase in cash and cash equivalents was due to loan paydowns as well as the significant amount of excess liquidity in the market as a continued result of the COVID-19 pandemic and the accompanying governmental response. Our loan portfolio balance decreased $1.38 billion to $9.84 billion as of December 31, 2021, from $11.22 billion as of December 31, 2020. The decrease in the loan portfolio was due to organic loan decline of $822.2 million and $910.1 million of the Company’s PPP loans being forgiven during 2021, which were partially offset by $347.7 million in new PPP loan originations during 2021. Total deposits increased $1.53 billion to $14.26 billion as of December 31, 2021 compared to $12.73 billion as of December 31, 2020, which was due to customers holding higher deposit balances in response to the COVID-19 pandemic as well as the resulting governmental response to the pandemic. Stockholders’ equity increased $160.0 million to $2.77 billion as of December 31, 2021, compared to $2.61 billion as of December 31, 2020. The increase in stockholders’ equity was primarily associated with the $319.0 million in net income, partially offset by the $33.7 million decrease in accumulated other comprehensive income, $92.1 million of shareholder dividends paid and the repurchase of $44.5 million of our common stock during 2021. The improvement in stockholders’ equity was 6.1% for the year ended December 31, 2021 compared to December 31, 2020.
Loan Portfolio
Our loan portfolio averaged $12.94 billion and $10.38 billion during the years ended December 31, 2022 and 2021, respectively. Loans receivable were $14.41 billion as of December 31, 2022 compared to $9.84 billion as of December 31, 2021, an increase of $4.57 billion, or 46.5%.

During 2022, the Company experienced an increase of approximately $4.57 billion in loans. The increase in loans was primarily due to the acquisition of $3.65 billion in loans, net of purchase accounting adjustments, from Happy and $242.2 million in marine loans from LendingClub Bank during 2022, as well as $678.6 million in organic loan growth. The $678.6 million in organic loan growth included $352.7 million in loan growth for Centennial CFG and $483.6 million in loan growth within the remaining footprint, partially offset by a $157.7 million decline in PPP loans during 2022.
During 2021, the Company experienced a decline of approximately $1.38 billion in loans compared to 2020. The decrease in the loan portfolio was primarily due to $822.2 million in organic loan decline as well as $562.4 million in PPP loan decline. The $822.2 million in organic loan decline included $385.3 million in loan growth for Centennial CFG, while the remaining footprint experienced $1.20 billion in loan decline during 2021. The $562.4 million in PPP loan decline was the result of $910.1 million of PPP loans being forgiven, partially offset by $347.7 million in new PPP loans during 2021.
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, Texas, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Texas, Alabama and New York. Loans receivable were approximately $3.09 billion, $3.85 billion, $3.80 billion, $172.9 million, $1.22 billion and $2.27 billion as of December 31, 2022 in Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG, respectively.
As of December 31, 2022, we had $732.6 million of construction/land development loans which were collateralized by land. This consisted of $89.2 million for raw land and $643.4 million for land with commercial and/or residential lots.
Table 8 presents our loans receivable balances by category as of December 31, 2022 and 2021.
Table 8: Loans Receivable

	As of December 31,
	2022	2021
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$5,632,063	$3,889,284
Construction/land development	2,135,266	1,850,050
Agricultural	346,811	130,674
Residential real estate loans:
Residential 1-4 family	1,748,551	1,274,953
Multifamily residential	578,052	280,837
Total real estate	10,440,743	7,425,798
Consumer	1,149,896	825,519
Commercial and industrial	2,349,263	1,386,747
Agricultural	285,235	43,920
Other	184,343	154,105
Total loans receivable	$14,409,480	$9,836,089
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

As of December 31, 2022, commercial real estate loans totaled $8.11 billion, or 56.3% of loans receivable, as compared to $5.87 billion, or 59.7% of loans receivable, as of December 31, 2021. Commercial real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $1.96 billion, $2.49 billion, $2.27 billion, $75.3 million, zero and $1.32 billion at December 31, 2022, respectively.
Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 42.3% and 47.6% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of December 31, 2022, with the remaining 10.1% relating to condos and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to many factors including the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of December 31, 2022, residential real estate loans totaled $2.33 billion, or 16.1%, of loans receivable, compared to $1.56 billion, or 15.8% of loans receivable, as of December 31, 2021. Residential real estate loans originated in our franchises in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $447.0 million, $967.7 million, $573.4 million, $43.2 million, zero and $295.3 million at December 31, 2022, respectively.
Consumer Loans. Our consumer loans are composed of secured and unsecured loans originated by our bank, the primary portion of which consists of loans to finance USCG registered high-end sail and power boats within our SPF division The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
As of December 31, 2022, consumer loans totaled $1.15 billion, or 8.0% of loans receivable, compared to $825.5 million, or 8.4% of loans receivable, as of December 31, 2021. Consumer loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $35.1 million, $8.1 million, $25.2 million, $1.0 million, $1.08 billion and zero at December 31, 2022, respectively.
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
As of December 31, 2022, commercial and industrial loans totaled $2.35 billion, or 16.3% of loans receivable, which compared to $1.39 billion, or 14.1% of loans receivable, as of December 31, 2021. Commercial and industrial loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $494.5 million, $326.3 million, $686.8 million, $49.1 million, $136.4 million and $656.1 million at December 31, 2022, respectively.
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
As of December 31, 2022, agricultural loans totaled $285.2 million, or 2.0% of loans receivable, compared to the $43.9 million, or 0.4% of loans receivable as of December 31, 2021. Agricultural loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $45.5 million, zero, $239.7 million, zero, zero and zero at December 31, 2022, respectively.
Table 9 presents the distribution of the maturity of our total loans as of December 31, 2022. The table also presents the portion of our loans that have fixed interest rates and interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

The loans acquired during our acquisitions accrete interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted-average life of the loans).
Table 9: Maturity Distribution of Loan Portfolio and Interest Rate Detail of Loans Due After One Year

	Maturity Distribution of Loan Portfolio
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$964,573	$2,945,758	$1,387,703	$334,029	$5,632,063
Construction/land development	837,255	902,881	272,243	122,887	2,135,266
Agricultural	58,922	127,918	103,626	56,345	346,811
Residential real estate loans
Residential 1-4 family	164,196	440,152	323,971	820,232	1,748,551
Multifamily residential	177,787	282,621	88,635	29,009	578,052
Total real estate	2,202,733	4,699,330	2,176,178	1,362,502	10,440,743
Consumer	22,763	42,929	234,271	849,933	1,149,896
Commercial and industrial	786,596	1,182,899	350,560	29,208	2,349,263
Agricultural	205,788	62,829	15,800	818	285,235
Other	15,888	100,922	52,546	14,987	184,343
Total loans receivable	$3,233,768	$6,088,909	$2,829,355	$2,257,448	$14,409,480

	Loans Due After One Year
	Predetermined Interest Rates	Floating or Adjustable Interest Rates	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,325,965	$2,341,525	$4,667,490
Construction/land development	274,741	1,023,270	1,298,011
Agricultural	136,384	151,505	287,889
Residential real estate loans
Residential 1-4 family	592,565	991,790	1,584,355
Multifamily residential	158,816	241,449	400,265
Total real estate	3,488,471	4,749,539	8,238,010
Consumer	1,074,953	52,180	1,127,133
Commercial and industrial	569,685	992,982	1,562,667
Agricultural	34,495	44,952	79,447
Other	133,648	34,807	168,455
Total loans receivable	$5,301,252	$5,874,460	$11,175,712

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
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. For PCD loans not individually analyzed for impairment, the Company develops separate PCD models for each loan segment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $142.5 million and $448,000 in PCD loans, as of December 31, 2022 and 2021, respectively.
Table 10 sets forth information with respect to our non-performing assets as of December 31, 2022 and 2021. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 10: Non-performing Assets

	As of December 31,
	2022	2021
	(Dollars in thousands)
Non-accrual loans	$51,011	$47,158
Loans past due 90 days or more (principal or interest payments)	9,845	3,035
Total non-performing loans	60,856	50,193
Other non-performing assets
Foreclosed assets held for sale, net	546	1,630
Other non-performing assets	74	—
Total other non-performing assets	620	1,630
Total non-performing assets	$61,476	$51,823
Allowance for credit losses to non-accrual loans	567.86%	501.96%
Allowance for credit losses to non-performing loans	475.99	471.61
Non-accrual loans to total loans	0.35	0.48
Non-performing loans to total loans	0.42	0.51
Non-performing assets to total assets	0.27	0.29
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

Total non-performing loans were $60.9 million as of December 31, 2022, compared to $50.2 million as of December 31, 2021, for an increase of $10.7 million. The $10.7 million increase in non-performing loans is primarily the result of the acquisition of Happy during the second quarter of 2022 which resulted in a $22.2 million increase in non-performing loans attributable to our Texas market and a $788,000 increase in non-performing loans attributable to our SPF market, partially offset by decreases in non-performing loans in our Arkansas, Florida, Alabama and Centennial CFG markets of $5.5 million, $6.3 million, $66,000 and $439,000, respectively. Non-performing loans at December 31, 2022, were $8.4 million, $20.5 million, $22.2 million, $404,000, $2.3 million and $7.1 million in the Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets, respectively.
The $7.1 million balance of non-accrual loans for our Centennial CFG market balance of non-accrual loans for our Centennial CFG market consists of two loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. Due to the condition of the two loans, partial charge-offs for a total of $5.4 million were taken on these loans during 2022. The loans are not current on either principal or interest, and we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve. Any interest payments that are received will be applied to the principal balance.
Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. As of December 31, 2022, we had $4.1 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 10. Our Florida market contains $2.4 million, and our Arkansas market contains $1.7 million of these restructured loans.
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
The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At December 31, 2022, the amount of TDRs was $5.7 million, a decrease of 23.7% from $7.5 million at December 31, 2021. As of December 31, 2022 and 2021, 72.3% and 85.7%, respectively, of all restructured loans were performing to the terms of the restructure.
Total foreclosed assets held for sale were $546,000 as of December 31, 2022, compared to $1.6 million as of December 31, 2021 for a decrease of $1.1 million. The foreclosed assets held for sale as of December 31, 2022 are comprised of approximately $120,000 of assets located in Arkansas, $260,000 located in Florida, zero located in Alabama and Centennial CFG and $166,000 located in Texas.

Table 11 shows the summary of foreclosed assets held for sale as of December 31, 2022 and 2021.
Table 11: Total Foreclosed Assets Held for Sale

	December 31
	2022	2021
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$118	$536
Construction/land development	47	834
Residential real estate loans
Residential 1-4 family	260	260
Multifamily residential	121	—
Total foreclosed assets held for sale	$546	$1,630
A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of December 31, 2022, average impaired loans were $297.7 million compared to $289.5 million as of December 31, 2021. As of December 31, 2022 impaired loans were $221.1 million compared to $331.5 million as of December 31, 2021. The amortized cost balance for loans with a specific allocation decreased from $284.0 million to $168.6 million, and the specific allocation for impaired loans decreased by approximately $20.4 million for the period ended December 31, 2022 compared to the period ended December 31, 2021. As of December 31, 2022, our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets accounted for approximately $22.2 million, $125.7 million, $63.4 million, $404,000, $2.3 million and $7.1 million of the impaired loans, respectively.
Past Due and Non-Accrual Loans
Table 12 shows the summary non-accrual loans as of December 31, 2022 and 2021:
Table 12: Total Non-Accrual Loans

	As of December 31,
	2022	2021
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$12,219	$11,923
Construction/land development	1,977	1,445
Agricultural	278	897
Residential real estate loans
Residential 1-4 family	18,083	16,198
Multifamily residential	—	156
Total real estate	32,557	30,619
Consumer	2,842	1,648
Commercial and industrial	14,920	13,875
Agricultural & other	692	1,016
Total non-accrual loans	$51,011	$47,158
If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $4.0 million for the year ended December 31, 2022, $2.4 million in 2021, and $3.7 million in 2020 would have been recorded. Interest income recognized on the non-accrual loans for the years ended December 31, 2022, 2021 and 2020 was considered immaterial.

Table 13 shows the summary of accruing past due loans 90 days or more as of December 31, 2022 and 2021:
Table 13: Total Loans Accruing Past Due 90 Days or More

	As of December 31,
	2022	2021
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,844	$2,225
Construction/land development	31	—
Residential real estate loans
Residential 1-4 family	1,374	701
Total real estate	3,249	2,926
Consumer	35	2
Commercial and industrial	6,300	107
Other	261	—
Total loans accruing past due 90 days or more	$9,845	$3,035
Our total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.42% and 0.51% as of December 31, 2022 and 2021, respectively.
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
The allowance for credit losses for each segment is measured through the use of the discounted cash flow method. Loans evaluated individually that are considered to be impaired are not included in the collective evaluation. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. For loans for which a specific reserve is not recorded, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation if a specific reserve is not recorded.
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
Acquisition Accounting and Acquired Loans. We account for our acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, and liabilities assumed are recorded at fair value. In accordance with ASC 326, the Company records both a discount and an allowance for credit losses on acquired loans. All purchased loans are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. For PCD loans not individually analyzed for impairment, the Company develops separate PCD models for each loan segment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses.
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
The Company had $221.1 million and $331.5 million in collateral-dependent impaired loans for the periods ended December 31, 2022 and 2021, respectively.
Loans Collectively Evaluated for Impairment. Loans receivable collectively evaluated for impairment increased by approximately $4.65 billion from $9.54 billion at December 31, 2021 to $14.19 billion at December 31, 2022. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment decreased from 1.94% at December 31, 2021 to 1.82% at December 31, 2022.
Charge-offs and Recoveries. Total charge-offs increased to $17.3 million for the year ended December 31, 2022, compared to $11.7 million for the year ended December 31, 2021. Total recoveries increased to $3.2 million for the year ended December 31, 2022, compared to $2.9 million for the same period in 2021.
Net loans charged off for the years ended December 31, 2022 and 2021 were $14.0 million and $8.8 million, respectively. For the years ended December 31, 2022 and 2021, approximately $1.4 million and $3.1 million, respectively, of the net charge-offs were from our Arkansas market. For the years ended December 31, 2022 and 2021, approximately $4.5 million and $5.3 million, respectively, of the net charge-offs were from our Florida market. For the years ended December 31, 2022 and 2021, approximately $5.4 million and zero, respectively, of the net charge-offs were from our Texas market. Approximately $55,000 and $17,000 related to net charge-offs for the years ended December 31, 2022 and 2021, respectively, on loans in our Alabama market. For the years ended December 31, 2022 and 2021, approximately $290,000 and $401,000 of the net charge-offs were from our SPF market. For the years ended December 31, 2022 and 2021, approximately $2.3 million and zero, respectively, of the net charge-offs were from our Centennial CFG market.
While the 2022 charge-offs and recoveries consisted of many relationships, there were three individual relationships consisting of charge-offs greater than $1.0 million. The first was a $4.0 million charge-off for a commercial and industrial loan in our Florida market. The second was a $3.6 million charge-off for a commercial and industrial loan in our New York market, and the third was a $1.5 million charge-off for a commercial and industrial loan in our New York market.
For the year ended December 31, 2021, there were two individual relationships consisting of charge-offs greater than $1.0 million. The first was a $3.8 million charge-off for a commercial and industrial loan in our Florida market. The second was a $1.9 million charge-off for a commercial and industrial loan in our Arkansas market.
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

Table 14 shows the allowance for credit losses, charge-offs and recoveries for loans as of and for the years ended December 31, 2022 and 2021.
Table 14: Analysis of Allowance for Credit Losses

	As of December 31,
	2022	2021
	(Dollars in thousands)
Balance, beginning of year	$236,714	$245,473
Allowance for credit losses on acquired PCD loans	16,816	—
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	—	604
Construction/land development	1	—
Agricultural	—	42
Residential real estate loans:
Residential 1-4 family	410	545
Multifamily residential	36	—
Total real estate	447	1,191
Consumer	2,332	458
Commercial and industrial	9,773	8,242
Other	4,715	1,770
Total loans charged off	17,267	11,661
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	967	785
Construction/land development	405	58
Residential real estate loans:
Residential 1-4 family	118	680
Multifamily residential	1	3
Total real estate	1,491	1,526
Consumer	143	70
Commercial and industrial	780	591
Other	822	715
Total recoveries	3,236	2,902
Net loans charged off (recovered)	14,031	8,759
Provision for credit loss - loans	5,000	—
Provision for credit loss - acquired loans	45,170	—
Balance, end of year	$289,669	$236,714
Net charge-offs (recoveries) to average loans receivable	0.11%	0.08%
Allowance for credit losses to total loans	2.01	2.41
Allowance for credit losses to net charge-offs (recoveries)	2,064.49	2,702.52
Net charge-offs to average loans receivable were 0.11% and 0.08% as of December 31, 2022 and 2021, respectively. The low level of charge-offs for the year emphasize the Company's strong asset quality, and additional disclosure of net charge-offs to average loans outstanding by loan category is not considered necessary.

Table 15 presents the allocation of allowance for credit losses as of December 31, 2022 and 2021.
Table 15: Allocation of Allowance for Credit Losses

	December 31, 2022
	2022		2021
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$92,197	39.1%	$86,910	39.5%
Construction/land development	32,243	14.8	28,415	18.8
Agricultural residential real estate loans:	1,651	2.4	308	1.3
Residential real estate loans:
Residential 1-4 family	45,312	12.1	45,364	13.0
Multifamily residential	5,651	4.0	3,094	2.9
Total real estate	177,054	72.4	164,091	75.5
Consumer	20,907	8.0	16,612	8.4
Commercial and industrial	88,131	16.3	52,910	14.1
Agricultural	1,223	2.0	152	0.4
Other	2,354	1.3	2,949	1.6
Total	$289,669	100.0%	$236,714	100.0%
(1)Percentage of loans in each category to total loans receivable.
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 5.0 years as of December 31, 2022.
Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. As of December 31, 2022, we had $1.29 billion of held-to-maturity securities. We had no held-to-maturity securities as of December 31, 2021. As of December 31, 2022, $1.11 billion, or 86.2%, were invested in obligations of state and political subdivisions, $43.0 million, or 3.3%, were invested in obligations of U.S. Government-sponsored enterprises and $135.0 million, or 10.5%, were invested in mortgage-backed securities. The U.S. government-sponsored enterprises and mortgage-backed securities are guaranteed by the U.S. government.
Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $4.04 billion and $3.12 billion as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, $1.86 billion, or 46.1%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $1.54 billion, or 49.3%, of our available-for-sale securities as of December 31, 2021. To reduce our income tax burden, $906.3 million, or 22.4%, of our available-for-sale securities portfolio as of December 31, 2022, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $997.0 million, or 32.0%, of our available-for-sale securities as of December 31, 2021. We had $661.8 million, or 16.4%, invested in obligations of U.S. Government-sponsored enterprises as of December 31, 2022, compared to $433.0 million, or 13.9%, of our available-for-sale securities as of December 31, 2021. Also, we had approximately $608.9 million, or 15.1%, invested in other securities as of December 31, 2022, compared to $151.9 million, or 4.9%, of our available-for-sale securities as of December 31, 2021.
The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
The Company recorded a $2.0 million provision for credit losses on the held-to-maturity investment securities during the second quarter of 2022 as a result of the investment securities acquired as part of the Happy acquisition. Of the Company's held-to-maturity securities, $1.11 billion, or 86.2% are municipal securities. To estimate the necessary loss provision, the Company utilized historical default and recovery rates of the municipal bond sector and applied these rates using a pooling method. The remainder of investments classified as held-to-maturity are U.S. government-sponsored enterprises and mortgage-backed securities all of which are guaranteed by the U.S. government. Due to the inherent low risk in these U.S. government guaranteed securities, no provision for credit loss was established on this portion of the portfolio.
At December 31, 2022, the Company determined that the allowance for credit losses of $842,000, resulting from economic uncertainty, was adequate for the available-for-sale investment portfolio, and the allowance for credit losses for the held-to-maturity portfolio was also considered adequate. No additional provision for credit losses was considered necessary for the investment portfolio.
Table 16 presents the carrying value and fair value of available-for-sale and held-to-maturity investment securities as of December 31, 2022 and 2021.
Table 16: Investment Securities

	December 31, 2022
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
U.S. government-sponsored enterprises	$682,316	$—	$682,316	$2,713	$(23,209)	$661,820
Residential mortgage-backed securities	1,759,025	—	1,759,025	71	(211,453)	1,547,643
Commercial mortgage-backed securities	339,206	—	339,206	—	(22,254)	316,952
State and political subdivisions	1,021,188	(842)	1,020,346	1,649	(115,698)	906,297
Other securities	643,885	—	643,885	346	(35,353)	608,878
Total	$4,445,620	$(842)	$4,444,778	$4,779	$(407,967)	$4,041,590

	December 31, 2022
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity
U.S. government-sponsored enterprises	$43,017	$—	$43,017	$—	$(3,349)	$39,668
Residential mortgage-backed securities	49,088	—	49,088	24	(1,205)	47,907
Commercial mortgage-backed securities	85,912	—	85,912	107	(2,551)	83,468
State and political subdivisions	1,111,693	(2,005)	1,109,688	65	(154,650)	955,103
Other securities	—	—	—	—	—	—
Total	$1,289,710	$(2,005)	$1,287,705	$196	$(161,755)	$1,126,146

	December 31, 2021
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
U.S. government-sponsored enterprises	$433,829	$—	$433,829	$2,375	$(3,225)	$432,979
Residential mortgage-backed securities	1,175,185	—	1,175,185	4,085	(18,551)	1,160,719
Commercial mortgage-backed securities	372,702	—	372,702	6,521	(1,968)	377,255
State and political subdivisions	973,318	(842)	972,476	26,296	(1,794)	996,978
Other securities	151,449	—	151,449	1,781	(1,354)	151,876
Total	$3,106,483	$(842)	$3,105,641	$41,058	$(26,892)	$3,119,807
Table 17 reflects the amortized cost and estimated fair value of available-for-sale and held-to-maturity securities as of December 31, 2022 and 2021, by contractual maturity as well as the weighted-average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities by contractual maturity. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.
Table 17: Maturity and Yield Distribution of Investment Securities

	December 31, 2022
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Available-for-sale
U.S. Government-sponsored enterprises	$254,833	$99,132	$198,888	$129,463	$—	$682,316	$661,820
State and political subdivisions	3,808	25,231	108,082	884,067	—	1,021,188	906,297
Residential mortgage-backed securities	—	—	—	—	1,759,025	1,759,025	1,547,643
Commercial mortgage-backed securities	—	—	—	—	339,206	339,206	316,952
Other securities	6,999	52,014	169,335	414,036	1,501	643,885	608,878
Total	$265,640	$176,377	$476,305	$1,427,566	$2,099,732	$4,445,620	$4,041,590
Percentage of total amortized cost	6.0%	4.0%	10.7%	32.1%	47.2%	100.0%

	December 31, 2022
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Held-to-maturity
U.S. Government-sponsored enterprises	$—	$—	$43,017	$—	$—	$43,017	$39,668
State and political subdivisions	—	4,782	173,165	933,746	—	1,111,693	955,103
Residential mortgage-backed securities	—	—	—	—	49,088	49,088	47,907
Commercial mortgage-backed securities	—	—	—	—	85,912	85,912	83,468
Total	$—	$4,782	$216,182	$933,746	$135,000	$1,289,710	$1,126,146
Percentage of total amortized cost	—%	0.4%	16.8%	72.4%	10.4%	100.0%

	December 31, 2022
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Tax Equivalent Yield
	(Dollars in thousands)
Available-for-sale
U.S. Government-sponsored enterprises	2.97%	2.03%	2.69%	3.64%	—%	2.88%
State and political subdivisions	4.35	3.46	2.99	2.84	—	2.88
Residential mortgage-backed securities	—	—	—	—	2.48	2.48
Commercial mortgage-backed securities	—	—	—	—	3.04	3.04
Other securities	5.64	4.58	3.81	5.34	2.60	4.13
Held-to-maturity
U.S. Government-sponsored enterprises	—	—	3.04	—	—	3.04
State and political subdivisions	—	3.17	3.25	3.58	—	3.53
Residential mortgage-backed securities	—	—	—	—	4.49	4.49
Commercial mortgage-backed securities	—	—	—	—	4.10	4.10
Other securities	—	—	—	—	—	—

	December 31, 2021
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Available-for-sale
U.S. Government-sponsored enterprises	$6,285	$53,108	$219,569	$154,867	$—	$433,829	$432,979
State and political subdivisions	1,710	27,732	87,127	856,749	—	973,318	996,978
Residential mortgage-backed securities	—	—	—	—	1,175,185	1,175,185	1,160,719
Commercial mortgage-backed securities	—	—	—	—	372,702	372,702	377,255
Other securities	47	15,121	74,837	59,444	2,000	151,449	151,876
Total	$8,042	$95,961	$381,533	$1,071,060	$1,549,887	$3,106,483	$3,119,807
Percentage of total amortized cost	0.3%	3.1%	12.3%	34.5%	49.8%	100.0%

	December 31, 2021
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Tax Equivalent Yield
	(Dollars in thousands)
Available-for-sale
U.S. Government-sponsored enterprises	1.99%	1.13%	1.07%	0.81%	—%	0.99%
State and political subdivisions	4.32	3.75	2.83	2.73	—	2.77
Residential mortgage-backed securities	—	—	—	—	1.39	1.39
Commercial mortgage-backed securities	—	—	—	—	1.97	1.97
Other securities	1.54	4.42	3.40	1.92	1.03	2.91
The weighted average tax-equivalent yield is calculated by multiplying the carried book value by the tax-equivalent yield for each security and is then grouped by investment type and maturity. Tax-exempt obligations have been computed on a tax-equivalent basis. Taxable-equivalent adjustments are the result of increasing income from tax-free investments by an amount equal to the taxes that would be paid if the income were fully taxable, thus making tax-exempt yields comparable to taxable asset yields. Taxable equivalent adjustments were based upon 24.6735% and 25.74% income tax rates for 2022 and 2021, respectively. In 2022, $28.4 million of interest income on debt securities was excluded from Federal taxation, and $12.3 million was excluded from state taxation. In 2021, $19.6 million of interest income on debt securities was excluded from Federal taxation, and $6.1 million was excluded from state taxation.
Deposits
Our deposits averaged $17.93 billion for the year ended December 31, 2022 and $13.73 billion for 2021. Total deposits increased $3.68 billion, or 25.8%, to $17.94 billion as of December 31, 2022, from $14.26 billion as of December 31, 2021. Uninsured deposits including related interest accrued and unpaid were $9.06 billion as of December 31, 2022 compared to $5.66 billion as of December 31, 2021. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
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
Table 18 reflects the classification of the brokered deposits as of December 31, 2022 and 2021.
Table 18: Brokered Deposits

	December 31, 2022	December 31, 2021
	(In thousands)
Time Deposits	$—	$—
Insured Cash Sweep and Other Transaction Accounts	476,630	625,704
Total Brokered Deposits	$476,630	$625,704
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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. In 2020, the Federal Reserve lowered the target rate to 0.00% to 0.25%. This remained in effect throughout all of 2021. The Federal Reserve increased the target rate seven times during 2022. First, on March 16, 2022, the target rate was increased to 0.25% to 0.50%. Second, on May 4, 2022, the target rate was increased to 0.75% to 1.00%. Third, on June 15, 2022, the target rate was increased to 1.50% to 1.75%. Fourth, on July 27, 2022, the target rate was increased to 2.25% to 2.50%. Fifth, on September 21, 2022, the target rate was increased to 3.00% to 3.25%. Sixth, on November 2, 2022, the target rate was increased to 3.75% to 4.00%. Seventh, on December 14, 2022, the target rate was increased to 4.25% to 4.50%. The Federal Reserve increased the target rate to 4.50% to 4.75% on February 1, 2023.
Table 19 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2022, 2021, and 2020.
Table 19: Average Deposit Balances and Rates

	Years Ended December 31,
	2022		2021		2020
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$5,378,906	—%	$3,924,341	—%	$2,998,560	—%
Interest-bearing transaction accounts	10,146,537	0.77	7,846,618	0.20	6,978,839	0.50
Savings deposits	1,374,244	0.22	869,386	0.06	707,782	0.13
Time deposits:
$100,000 or more	631,276	0.53	728,845	1.00	1,346,063	1.70
Other time deposits	402,155	0.39	359,030	0.47	410,075	1.02
Total	$17,933,118	0.48%	$13,728,220	0.18%	$12,441,319	0.51%
Table 20 presents our maturities of time deposits as of December 31, 2022 and December 31, 2021.
Table 20: Maturities of Time Deposits

	As of December 31,
	2022			2021
	Insured	Uninsured	Total	Insured	Uninsured	Total
	(Dollars in thousands)
Maturing
Three months or less	$221,967	$83,734	$305,701	$175,573	$90,140	$265,713
Over three months to six months	144,936	48,234	193,170	111,178	55,090	166,268
Over six months to 12 months	232,475	123,856	356,331	174,136	95,801	269,937
Over 12 months	129,909	58,123	188,032	108,691	70,278	178,969
Total	$729,287	$313,947	$1,043,234	$569,578	$311,309	$880,887
Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $9.7 million, or 6.9%, from $140.9 million as of December 31, 2021 to $131.1 million as of December 31, 2022.

FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $650.0 million and $400.0 million at December 31, 2022 and 2021, respectively. The Company had no other borrowed funds as of December 31, 2022 or December 31, 2021. At December 31, 2022, $50.0 million and $600.0 million of the outstanding balance were classified as short-term and long-term advances, respectively. At December 31, 2021, the entire $400.0 million balance was classified as long term advances. The FHLB advances mature from 2023 to 2033 with fixed interest rates ranging from 2.26% to 4.84% and are secured by loans and investments securities. Expected maturities could differ from contractual maturities because the FHLB has have the right to call or the Company has the right to prepay certain obligations.
Subordinated Debentures
Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $440.4 million and $371.1 million as of December 31, 2022 and 2021, respectively.
On April 1, 2022, the Company acquired $23.2 million in trust preferred securities from Happy which were currently callable without penalty based on the terms of the specific agreements. During the second and third quarters of 2022, the Company redeemed, without penalty, the $23.2 million of the trust preferred securities acquired from Happy. In addition, during the second and third quarters, the Company also redeemed, without penalty, the $73.3 million of trust preferred securities held prior to the Happy acquisition. As a result, the Company no longer holds any trust preferred securities as of December 31, 2022.
On April 1, 2022, the Company acquired $140.0 million in aggregate principal amount of 5.500% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2030 Notes”) from Happy, and the Company recorded approximately $144.4 million which included fair value adjustments.. The 2030 Notes are unsecured, subordinated debt obligations of the Company and will mature on July 31, 2030. From and including the date of issuance to, but excluding July 31, 2025 or the date of earlier redemption, the 2030 Notes will bear interest at an initial rate of 5.50% per annum, payable in arrears on January 31 and July 31 of each year. From and including July 31, 2025 to, but excluding, the maturity date or earlier redemption, the 2030 Notes will bear interest at a floating rate equal to the Benchmark rate (which is expected to be 3-month Secured Overnight Funding Rate (SOFR)), each as defined in and subject to the provisions of the applicable supplemental indenture for the 2030 Notes, plus 5.345%, payable quarterly in arrears on January 31, April 30, July 31, and October 31 of each year, commencing on October 31, 2025.
The Company may, beginning with the interest payment date of July 31, 2025, and on any interest payment date thereafter, redeem the 2030 Notes, in whole or in part, subject to prior approval of the Federal Reserve if then required, at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the 2030 Notes at any time, including prior to July 31, 2025, at the Company’s option, in whole but not in part, subject to prior approval of the Federal Reserve if then required, if certain events occur that could impact the Company’s ability to deduct interest payable on the 2030 Notes for U.S. federal income tax purposes or preclude the 2030 Notes from being recognized as Tier 2 capital for regulatory capital purposes, or if the Company is required to register as an investment company under the Investment Company Act of 1940, as amended. In each case, the redemption would be at a redemption price equal to 100% of the principal amount of the 2030 Notes plus any accrued and unpaid interest to, but excluding, the redemption date.
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
Stockholders’ Equity
Stockholders’ equity increased $760.6 million to $3.53 billion as of December 31, 2022, compared to $2.77 billion as of December 31, 2021. The increase in stockholders’ equity is primarily associated with the $961.3 million in common stock issued to Happy shareholders for the acquisition of Happy on April 1, 2022 and $305.3 million in net income, partially offset by the $315.9 million decrease in accumulated other comprehensive income, $128.4 million of shareholder dividends paid and the repurchase of $70.9 million of our common stock during 2022. The improvement in stockholders’ equity was 27.5% for the year ended December 31, 2022 compared to December 31, 2021. As of December 31, 2022 and 2021, our equity to asset ratio was 15.41% and 15.32%, respectively. Book value per common share was $17.33 at December 31, 2022 compared to $16.90 at December 31, 2021.
Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.66, $0.56 and $0.53 per share for the years ended December 31, 2022, 2021 and 2020, respectively. The common stock dividend payout ratio for the year ended December 31, 2022, 2021 and 2020 was 42.07%, 28.88% and 40.88% respectively.
Stock Repurchase Program. On January 22, 2021, the Board of Directors of the Company authorized the repurchase of up to an additional 20,000,000 shares of the Company’s common stock under the previously approved stock repurchase program. During 2022, the Company utilized a portion of this stock repurchase program in order to repurchase a total of 3,098,531 shares with a weighted-average stock price of $22.84 per share. The 2022 earnings were used to fund the repurchases during the year. Shares repurchased under the program as of December 31, 2022 total 20,759,866 shares. The remaining balance available for repurchase was 18,992,134 shares at December 31, 2022.

Liquidity and Capital Adequacy Requirements
Parent Company Liquidity. The primary sources for payment of our operating expenses, and dividends are current cash on hand ($359.6 million as of December 31, 2022), dividends received from our bank subsidiary and a $20.0 million unfunded line of credit with another financial institution.
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
Basel III amended the prompt corrective action rules to incorporate a common equity Tier 1 ("CET1") capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization is required to have at least a 4.5% CET1 risk-based capital ratio, a 4% Tier 1 leverage ratio, a 6% Tier 1 risk-based capital ratio and an 8% total risk-based capital ratio.
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2022 and December 31, 2021, we met all regulatory capital adequacy requirements to which we were subject.
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

On April 1, 2022, the Company acquired $140.0 million in aggregate principal amount of 5.500% Fixed-to-Floating Rate Subordinated Notes due 2030 from Happy, and the Company recorded approximately $144.4 million which included fair value adjustments. The 2030 Notes are unsecured, subordinated debt obligations of the Company and will mature on July 31, 2030. The Company may, beginning with the interest payment date of July 31, 2025, and on any interest payment date thereafter, redeem the 2030 Notes, in whole or in part, subject to prior approval of the Federal Reserve if then required, at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the 2030 Notes at any time, including prior to July 31, 2025, at the Company’s option, in whole but not in part, subject to prior approval of the Federal Reserve if then required, if certain events occur that could impact the Company’s ability to deduct interest payable on the 2030 Notes for U.S. federal income tax purposes or preclude the 2030 Notes from being recognized as Tier 2 capital for regulatory capital purposes, or if the Company is required to register as an investment company under the Investment Company Act of 1940, as amended. In each case, the redemption would be at a redemption price equal to 100% of the principal amount of the 2030 Notes plus any accrued and unpaid interest to, but excluding, the redemption date.
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

Table 21 presents our risk-based capital ratios as of December 31, 2022 and 2021.
Table 21: Risk-Based Capital

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$3,526,362	$2,765,721
ASC 326 transitional period adjustment	24,369	55,143
Goodwill and core deposit intangibles, net	(1,456,270)	(997,605)
Unrealized loss (gain) on available-for-sale securities	305,458	(10,462)
Total common equity Tier 1 capital	2,399,919	1,812,797
Qualifying trust preferred securities	—	71,270
Total Tier 1 capital	2,399,919	1,884,067
Tier 2 capital
Allowance for credit losses	289,669	236,714
ASC 326 transitional period adjustment	(24,369)	(55,143)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(32,184)	(33,514)
Qualifying allowance for credit losses	233,116	148,057
Qualifying subordinated notes	440,420	299,824
Total Tier 2 capital	673,536	447,881
Total risk-based capital	$3,073,455	$2,331,948
Average total assets for leverage ratio	$22,091,588	$16,960,683
Risk weighted assets	$18,583,293	$11,793,539
Ratios at end of period
Common equity Tier 1 capital	12.91%	15.37%
Leverage ratio	10.86	11.11
Tier 1 risk-based capital	12.91	15.98
Total risk-based capital	16.54	19.77
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00
As of the most recent notification from regulatory agencies, our bank subsidiary was “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, we, as well as our banking subsidiary, must maintain minimum CET1 capital, leverage, Tier 1 risk-based capital, and total risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that we believe have changed the bank subsidiary’s category.

Table 22 presents actual capital amounts and ratios as of December 31, 2022 and 2021, for our bank subsidiary and us.
Table 22: Capital and Ratios

	Actual		Minimum Capital Requirement – Basel III		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2022
Common equity Tier 1 capital ratios:
Home BancShares	$2,399,919	12.91%	$1,300,831	7.00%	N/A	N/A
Centennial Bank	2,408,756	13.00	1,297,352	7.00	1,204,684	6.50
Leverage ratios:
Home BancShares	$2,399,919	10.86%	$883,664	4.00%	N/A	N/A
Centennial Bank	2,408,756	10.93	881,464	4.00	1,101,831	5.00
Tier 1 capital ratios:
Home BancShares	$2,399,919	12.91%	$1,579,580	8.50%	N/A	N/A
Centennial Bank	2,408,756	13.00	1,575,356	8.50	1,482,688	8.00
Total risk-based capital ratios:
Home BancShares	$3,073,455	16.54%	$1,951,246	10.50%	N/A	N/A
Centennial Bank	2,640,992	14.25	1,946,021	10.50	1,853,354	10.00
As of December 31, 2021
Common equity Tier 1 capital ratios:
Home BancShares	$1,812,797	15.37%	$825,548	7.00%	N/A	N/A
Centennial Bank	1,859,093	15.82	822,608	7.00	763,850	6.50
Leverage ratios:
Home BancShares	$1,884,067	11.11%	$678,427	4.00%	N/A	N/A
Centennial Bank	1,859,093	10.97	677,883	4.00	847,353	5.00
Tier 1 capital ratios:
Home BancShares	$1,884,067	15.98%	$1,002,451	8.50%	N/A	N/A
Centennial Bank	1,859,093	15.82	998,881	8.50	940,123	8.00
Total risk-based capital ratios:
Home BancShares	$2,331,948	19.77%	$1,238,322	10.50%	N/A	N/A
Centennial Bank	2,006,814	17.08	1,233,697	10.50	1,174,950	10.00
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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $184.6 million and $110.8 million at December 31, 2022 and 2021, respectively, with the majority of maturities ranging from currently due to four years.
Table 23 presents the anticipated funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2022.
Table 23: Funding Requirements of Financial Commitments

	Payments Due by Period
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
	(In thousands)
Operating lease obligations	$8,332	$14,202	$12,173	$24,591	$59,298
FHLB advances & other borrowings by contractual maturity	50,000	100,000	100,000	400,000	650,000
Subordinated debentures	—	—	—	440,420	440,420
Loan commitments	1,785,593	1,443,492	1,017,474	585,049	4,831,608
Letters of credit	176,776	7,748	100	—	184,624
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

In Table 24 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 24: Earnings, As Adjusted

	2022	2021	2020
	(In thousands, except per share data)
GAAP net income available to common shareholders (A)	$305,262	$319,021	$214,448
Adjustments:
Fair value adjustment for marketable securities	1,272	(7,178)	1,978
Initial provision for credit losses - acquisition	58,585	—	—
Gain on securities	—	(219)	—
Recoveries on historic losses	(6,706)	(5,107)	—
Branch write-off expense	—	—	981
Special dividend from equity investment	(1,434)	(12,500)	(10,185)
Merger expenses	49,594	1,886	711
Hurricane expenses	176	—	—
TRUPS redemption fees	2,081	—	—
Special lawsuit settlement, net of expense	(10,000)	—	—
Outsourced special project expense	—	—	1,092
Total adjustments	93,568	(23,118)	(5,423)
Tax-effect of adjustments(1)	22,890	(6,225)	(1,417)
Total adjustments after tax (B)	70,678	(16,893)	(4,006)
Earnings, as adjusted (C)	$375,940	$302,128	$210,442
Average diluted shares outstanding (D)	195,019	164,858	165,373
GAAP diluted earnings per share: A/D	$1.57	$1.94	$1.30
Adjustments after-tax: B/D	0.36	(0.11)	(0.03)
Diluted earnings per common share excluding adjustments: C/D	$1.93	$1.83	$1.27
_____________________
(1) Blended statutory tax rate of 24.6735% for 2022, 25.740% for 2021 and 26.135% for 2020.
We had $1.46 billion, $998.1 million and $1.00 billion total goodwill, core deposit intangibles and other intangible assets as of December 31, 2022, 2021 and 2020, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share; return on average assets, excluding intangible amortization; return on average assets, as adjusted; return on average common equity, as adjusted; return on average tangible equity excluding intangible amortization; return on average tangible equity, as adjusted and tangible equity to tangible assets are useful in evaluating our Company. These calculations, which are similar to the GAAP calculation of diluted earnings per common share, book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 25 through 28, respectively.
Table 25: Tangible Book Value Per Share

	Years Ended December 31,
	2022	2021
	(In thousands, except per share data)
Book value per share: A/B	$17.33	$16.90
Tangible book value per share: (A-C-D)/B	10.17	10.80
(A) Total equity	$3,526,362	$2,765,721
(B) Shares outstanding	203,434	163,699
(C) Goodwill	1,398,253	973,025
(D) Core deposit intangible	58,455	25,045

Table 26: Return on Average Assets Excluding Intangible Amortization

	Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Return on average assets: A/D	1.35%	1.83%	1.33%
Return on average assets excluding intangible amortization: (A+B)/(D-E)	1.47	1.96	1.45
Return on average assets excluding fair value adjustment for marketable securities, initial provision for credit losses-acquisition, gain on securities, recoveries on historic losses, branch write-off expense, special dividend from equity investment, merger expenses, hurricane expenses, TRUPS redemption fees, special lawsuit settlement net of expense and outsourced special project expense: (ROA, as adjusted) (A+C)/D	1.67	1.73	1.30
(A) Net income	$305,262	$319,021	$214,448
(B) Intangible amortization after-tax	6,624	4,220	4,317
(C) Adjustments after-tax	70,678	(16,893)	(4,006)
(D) Average assets	22,553,340	17,458,985	16,137,294
(E) Average goodwill, core deposits and other intangible assets	1,335,216	1,000,872	1,004,157
Table 27: Return on Average Tangible Equity Excluding Intangible Amortization

	Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Return on average equity: A/D	9.17%	11.89%	8.57%
Return on average common equity excluding fair value adjustment for marketable securities, initial provision for credit losses-acquisition, gain on securities, recoveries on historic losses, branch write-off expense, special dividend from equity investment, merger expenses, hurricane expenses, TRUPS redemption fees, special lawsuit settlement net of expense and outsourced special project expense: (ROE, as adjusted) (A+C)/D	11.29	11.26	8.41
Return on average tangible equity excluding intangible amortization: B/(D-E)	15.63	19.20	14.59
Return on average tangible common equity excluding fair value adjustment for marketable securities, initial provision for credit losses-acquisition, gain on securities, recoveries on historic losses, branch write-off expense, special dividend from equity investment, merger expenses, hurricane expenses, TRUPS redemption fees, special lawsuit settlement net of expense and outsourced special project expense: (ROTCE, as adjusted) (A+C)/(D-E)	18.84	17.95	14.04
(A) Net income	$305,262	$319,021	$214,448
(B) Earnings excluding intangible amortization	311,886	323,241	218,765
(C) Adjustments after-tax	70,678	(16,893)	(4,006)
(D) Average equity	3,330,718	2,684,139	2,503,200
(E) Average goodwill, core deposits and other intangible assets	1,335,216	1,000,872	1,004,157

Table 28: Tangible Equity to Tangible Assets

	Years Ended December 31,
	2022	2021
	(Dollars in thousands)
Equity to assets: B/A	15.41%	15.32%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.66	10.36
(A) Total assets	$22,883,588	$18,052,138
(B) Total equity	3,526,362	2,765,721
(C) Goodwill	1,398,253	973,025
(D) Core deposit intangible	58,455	25,045
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
Table 29: Efficiency Ratio, As Adjusted

	Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Net interest income (A)	$758,676	$572,971	$582,555
Non-interest income (B)	175,111	137,569	111,786
Non-interest expense (C)	475,627	298,517	287,385
FTE Adjustment (D)	8,663	7,079	6,015
Amortization of intangibles (E)	8,853	5,683	5,844
Adjustments:
Non-interest income:
Fair value adjustment for marketable securities	$(1,272)	$7,178	$(1,978)
Special dividend from equity investment	1,434	12,500	10,185
Gain on OREO, net	500	2,003	1,132
Gain (loss) on branches, equipment and other assets, net	15	(105)	326
Gain on securities, net	—	219	—
Special lawsuit settlement	15,000	—	—
Recoveries on historic losses	6,706	5,107	—
Total non-interest income adjustments (F)	$22,383	$26,902	$9,665
Non-interest expense:
Branch write-off expense	$—	$—	$981
TRUPS redemption fees	2,081	—	—
Merger expenses	49,594	1,886	711
Hurricane expense	176	—	—
Special lawsuit legal expense	5,000	—	—
Outsourced special project expense	—	—	1,092
Total non-core non-interest expense (G)	$56,851	$1,886	$2,784
Efficiency ratio (reported): ((C-E)/(A+B+D))	49.53%	40.81%	40.20%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	44.55	42.12	40.36

Table 30 presents selected unaudited quarterly financial information for 2022 and 2021.
Table 30: Quarterly Results

	2022 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$144,903	$217,013	$242,955	$272,895	$877,766
Total interest expense	13,755	18,255	29,851	57,229	$119,090
Net interest income	131,148	198,758	213,104	215,666	758,676
Provision for credit losses	—	58,585	—	5,000	63,585
Net interest income after provision for credit losses	131,148	140,173	213,104	210,666	695,091
Total non-interest income	30,669	44,581	43,201	56,660	175,111
Total non-interest expense	76,896	165,482	114,346	118,903	475,627
Income before income taxes	84,921	19,272	141,959	148,423	394,575
Income tax expense	20,029	3,294	33,254	32,736	89,313
Net income	$64,892	$15,978	$108,705	$115,687	$305,262
Per share data:
Basic earnings per common share	$0.40	$0.08	$0.53	$0.57	$1.57
Diluted earnings per common share	0.40	0.08	0.53	0.57	1.57

	2021 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$162,651	$154,481	$157,060	$150,979	$625,171
Total interest expense	14,563	13,229	12,449	11,959	52,200
Net interest income	148,088	141,252	144,611	139,020	572,971
Provision for credit losses	—	(4,752)	—	—	(4,752)
Net interest income after provision for credit losses	148,088	146,004	144,611	139,020	577,723
Total non-interest income	45,276	31,120	29,209	31,964	137,569
Total non-interest expense	72,866	72,982	75,619	77,050	298,517
Income before income taxes	120,498	104,142	98,201	93,934	416,775
Income tax expense	28,896	25,072	23,209	20,577	97,754
Net income	$91,602	$79,070	$74,992	$73,357	$319,021
Per share data:
Basic earnings per common share	$0.55	$0.48	$0.46	$0.45	$1.94
Diluted earnings per common share	0.55	0.48	0.46	0.45	1.94
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
For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2022, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 31 presents our sensitivity to net interest income as of December 31, 2022.
Table 31: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	7.48%
Up 100 basis points	3.77
Down 100 basis points	(4.65)
Down 200 basis points	(10.21)
Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
The management of Home BancShares, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of the Company’s consolidated financial statements for external purposes in accordance with U.S. GAAP. The Company's internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company;
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessment and those criteria, which excluded the operations of Happy Bancshares, Inc. ("Happy") as noted below, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.
In conducting the assessment of the effectiveness of its internal control over financial reporting as of December 31, 2022, the Company has excluded the operations of Happy as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). In conducting the assessment of the effectiveness of its disclosure controls and procedures as of December 31, 2022, the Company has excluded those disclosure controls and procedures of Happy that are subsumed by internal control over financial reporting. The acquisition was completed on April 1, 2022. As of December 31, 2022, Happy's assets represented approximately 16.9% of the Company's total consolidated assets. See "Note 2. Business Combinations" for further discussion of the merger and its impact on the Company's consolidated financial statements.
FORVIS, LLP (formerly BKD, LLP), Little Rock, Arkansas, (U.S. PCAOB Auditor Firm I.D.:686), the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders, Board of Directors and Audit Committee
Home BancShares, Inc.
Conway, Arkansas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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
•Obtained an understanding, evaluated the design and tested the operating effectiveness of controls, including information technology, over the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:
•Loan data completeness and accuracy
•Grouping of loans by segment
•Model inputs utilized
•Approval of model assumptions selected
•Establishment of qualitative factors
•Tested the mathematical accuracy of the calculation of the ACL
•Tested individual loan files to evaluate the reasonableness of loan credit risk ratings
•Tested the completeness and accuracy of inputs utilized in the calculation of the ACL
•Evaluated the reasonableness of selected loss drivers utilized and loss driver forecasts for each loan segment
•Tested the reasonableness of specific reserves on individually evaluated loans
•Tested estimated funding rate of unfunded loan commitments
•Evaluated the qualitative adjustments, including any additional factors utilized for specific identified risks and assessed the reasonableness and basis for adjustments
•Evaluated the accuracy and completeness of Topic 326 disclosures in the consolidated financial statements

Business Combination Accounting
Critical Audit Matter Description
As discussed in Note 2, the Company completed the acquisition of Happy Bancshares, Inc. (Happy) and merged Happy State Bank into Centennial Bank on April 1, 2022. Management determined that the acquisition qualified as a business and accordingly, all identifiable assets acquired and liabilities assumed were valued at fair value, resulting in additional goodwill of approximately $421.3 million. The identification and valuation of such acquired assets and assumed liabilities requires management to exercise significant judgment and consider the use of third-party specialists to estimate fair values.
Auditing management’s estimates of the fair value of assets acquired and liabilities assumed involved a high degree of subjectivity due to the significant judgment applied, the sensitivity to underlying assumptions in determining fair value and assessing the appropriateness of the third-party specialists’ models.
How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to the fair value of assets acquired and liabilities assumed included the following procedures, among others:
•Obtained and reviewed the Merger Agreement to gain an understanding of the underlying terms of the acquisition
•Obtained an understanding, evaluated the design and tested the operating effectiveness of acquisition accounting controls, including but not limited to, management’s review of valuation results provided by outside vendors
•Obtained and reviewed management’s business combination accounting analysis to gain an understanding of adjustments recorded
•Tested the mathematical accuracy of the adjustments included in the business combination accounting analysis focusing on the completeness and accuracy of the balance sheet acquired and related fair value
•Obtained valuation estimates prepared by management and the Company’s valuation specialists. With the assistance of our valuation specialists, challenged the appropriateness of the valuations allocated to assets acquired and liabilities assumed, including but not limited to, testing of critical inputs, assumptions applied, and valuation models utilized
•Recalculated goodwill
•Evaluated the accuracy and completeness of disclosures in the consolidated financial statements
/s/ FORVIS, LLP
(Formerly, BKD, LLP)
We have served as the Company’s auditor since 2005.
Little Rock, Arkansas
February 24, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders, Board of Directors and Audit Committee
Home BancShares, Inc.
Conway, Arkansas
Opinion on the Internal Control Over Financial Reporting
We have audited Home BancShares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, and our report dated February 24, 2023, expressed an unqualified opinion on those consolidated financial statements.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
As described in Management’s Report on Internal Control over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2022, has excluded Happy Bancshares, Inc. acquired on April 1, 2022. We have also excluded Happy Bancshares, Inc. from the scope of our audit of internal control over financial reporting. Happy Bancshares, Inc. represented approximately 16.9% of consolidated total assets as of December 31, 2022.

Definitions and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
/s/ FORVIS, LLP
(Formerly, BKD, LLP)
Little Rock, Arkansas
February 24, 2023

Home BancShares, Inc.
Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2022	2021
Assets
Cash and due from banks	$263,893	$119,908
Interest-bearing deposits with other banks	460,897	3,530,407
Cash and cash equivalents	724,790	3,650,315
Investment securities – available-for-sale, net of allowance for credit losses	4,041,590	3,119,807
Investment securities – held-to-maturity, net of allowance for credit losses	1,287,705	—
Total investment securities	5,329,295	3,119,807
Loans receivable	14,409,480	9,836,089
Allowance for credit losses	(289,669)	(236,714)
Loans receivable, net	14,119,811	9,599,375
Bank premises and equipment, net	405,073	275,760
Foreclosed assets held for sale	546	1,630
Cash value of life insurance	213,693	105,135
Accrued interest receivable	103,199	46,736
Deferred tax asset, net	209,321	78,290
Goodwill	1,398,253	973,025
Core deposit intangible	58,455	25,045
Other assets	321,152	177,020
Total assets	$22,883,588	$18,052,138
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$5,164,997	$4,127,878
Savings and interest-bearing transaction accounts	11,730,552	9,251,805
Time deposits	1,043,234	880,887
Total deposits	17,938,783	14,260,570
Securities sold under agreements to repurchase	131,146	140,886
FHLB and other borrowed funds	650,000	400,000
Accrued interest payable and other liabilities	196,877	113,868
Subordinated debentures	440,420	371,093
Total liabilities	19,357,226	15,286,417
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2022 and 2021; shares issued and outstanding 203,433,690 in 2022 and 163,699,282 in 2021	2,034	1,637
Capital surplus	2,386,699	1,487,373
Retained earnings	1,443,087	1,266,249
Accumulated other comprehensive (loss) income	(305,458)	10,462
Total stockholders’ equity	3,526,362	2,765,721
Total liabilities and stockholders’ equity	$22,883,588	$18,052,138
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Interest income:
Loans	$728,342	$571,960	$625,338
Investment securities
Taxable	91,933	30,054	32,596
Tax-exempt	28,356	19,642	16,158
Deposits – other banks	29,110	3,515	1,849
Federal funds sold	25	—	21
Total interest income	877,766	625,171	675,962
Interest expense:
Interest on deposits	85,989	24,936	63,110
Federal funds purchased	2	—	13
FHLB and other borrowed funds	11,076	7,604	9,506
Securities sold under agreements to repurchase	1,430	497	1,167
Subordinated debentures	20,593	19,163	19,611
Total interest expense	119,090	52,200	93,407
Net interest income	758,676	572,971	582,555
Provision for credit losses on loans	50,170	—	111,422
Provision for credit losses on unfunded commitments	11,410	(4,752)	16,989
Provision for credit losses on investment securities	2,005	—	842
Total credit loss expense	63,585	(4,752)	129,253
Net interest income after provision for credit losses	695,091	577,723	453,302
Non-interest income:
Service charges on deposit accounts	37,114	22,276	21,381
Other service charges and fees	44,588	36,451	30,686
Trust fees	12,855	1,960	1,633
Mortgage lending income	17,657	25,676	29,065
Insurance commissions	2,192	1,943	1,848
Increase in cash value of life insurance	3,800	2,049	2,200
Dividends from FHLB, FRB, FNBB & other	9,198	14,835	12,472
Gain on sale of SBA loans	183	2,380	645
Gain (loss) on branches, equipment and other assets, net	15	(105)	326
Gain on OREO, net	500	2,003	1,132
Gain on securities, net	—	219	—
Fair value adjustment for marketable securities	(1,272)	7,178	(1,978)
Other income	48,281	20,704	12,376
Total non-interest income	175,111	137,569	111,786
Non-interest expense:
Salaries and employee benefits	238,885	170,755	163,950
Occupancy and equipment	53,417	36,631	38,412
Data processing expense	34,942	24,280	19,032
Merger and acquisition expenses	49,594	1,886	711
Other operating expenses	98,789	64,965	65,280
Total non-interest expense	475,627	298,517	287,385
Income before income taxes	394,575	416,775	277,703
Income tax expense	89,313	97,754	63,255
Net income	$305,262	$319,021	$214,448
Basic earnings per common share	$1.57	$1.94	$1.30
Diluted earnings per common share	$1.57	$1.94	$1.30
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net income available to all stockholders	$305,262	$319,021	$214,448
Net unrealized (loss) gain on available-for-sale securities	(417,349)	(45,567)	37,771
Other comprehensive (loss) income, before tax effect	(417,349)	(45,567)	37,771
Tax effect on other comprehensive (loss) income	101,429	11,909	(9,872)
Other comprehensive (loss) income	(315,920)	(33,658)	27,899
Comprehensive (loss) income	$(10,658)	$285,363	$242,347
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2022, 2021 and 2020

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2019	$1,664	$1,537,091	$956,555	$16,221	$2,511,531
Cumulative change in accounting principle (adoption of ASC 326)	—	—	(43,956)	—	(43,956)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	1,664	1,537,091	912,599	16,221	2,467,575
Comprehensive income:
Net income	—	—	214,448	—	214,448
Other comprehensive income	—	—	—	27,899	27,899
Net issuance of 67,577 shares of common stock from exercise of stock options	—	595	—	—	595
Repurchase of 1,533,560 shares of common stock	(15)	(25,675)	—	—	(25,690)
Share-based compensation net issuance of 187,889 shares of restricted common stock	2	8,606	—	—	8,608
Cash dividends – Common Stock, $0.53 per share	—	—	(87,677)	—	(87,677)
Balances at December 31, 2020	1,651	1,520,617	1,039,370	44,120	2,605,758
Comprehensive income:
Net income	—	—	319,021	—	319,021
Other comprehensive loss	—	—	—	(33,658)	(33,658)
Net issuance of 176,846 shares of common stock from exercise of stock options	2	2,372	—	—	2,374
Repurchase of 1,753,000 shares of common stock	(18)	(44,462)	—	—	(44,480)
Share-based compensation net issuance of 180,184 shares of restricted common stock	2	8,846	—	—	8,848
Cash dividends – Common Stock, $0.56 per share	—	—	(92,142)	—	(92,142)
Balances at December 31, 2021	1,637	1,487,373	1,266,249	10,462	2,765,721
Comprehensive income:
Net income	—	—	305,262	—	305,262
Other comprehensive loss	—	—	—	(315,920)	(315,920)
Net issuance of 78,954 shares of common stock from exercise of stock options	2	154	—	—	156
Issuance of 42,425,352 shares of common stock including approximately $2.5 million in certain stock award settlements and stock issuance costs - Happy Bancshares acquisition	424	960,866	—	—	961,290
Repurchase of 3,098,531 shares of common stock	(31)	(70,825)	—	—	(70,856)
Share-based compensation net issuance of 328,633 shares of restricted common stock	2	9,131	—	—	9,133
Cash dividends – Common Stock, $0.66 per share	—	—	(128,424)	—	(128,424)
Balances at December 31, 2022	$2,034	$2,386,699	$1,443,087	$(305,458)	$3,526,362
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Cash Flows
	December 31,
(In thousands)	2022	2021	2020
Operating Activities
Net income	$305,262	$319,021	$214,448
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	31,856	19,481	20,082
Decrease (increase) in value of equity securities	1,272	(7,178)	1,978
Amortization of securities, net	20,335	28,516	20,607
Accretion of purchased loans	(16,341)	(20,151)	(27,376)
Share-based compensation	9,133	8,848	8,608
Gain on assets	(698)	(4,497)	(2,103)
Provision for credit losses - loans	50,170	—	111,422
Provision for credit losses - unfunded commitments	11,410	(4,752)	16,989
Provision for credit losses - investment securities	2,005	—	842
Deferred income taxes	2,213	3,868	(19,751)
Increase in cash value of life insurance	(3,800)	(2,049)	(2,200)
Originations of mortgage loans held for sale	(510,136)	(783,293)	(863,383)
Proceeds from sales of mortgage loans held for sale	503,020	825,397	831,604
Changes in assets and liabilities:
Accrued interest receivable	(24,473)	13,792	(15,212)
Other assets	9,342	1,756	(13,427)
Accrued interest payable and other liabilities	22,602	(9,379)	8,600
Net cash provided by operating activities	413,172	389,380	291,728
Investing Activities
Net (increase) decrease in loans, excluding loans acquired	(673,883)	1,328,378	92,650
Purchases of investment securities – available-for-sale	(1,258,403)	(1,390,405)	(1,147,897)
Purchases of investment securities - held-to-maturity	(674,178)	—	—
Proceeds from maturities of investment securities – available-for-sale	496,551	652,403	774,276
Proceeds from maturities of investment securities – held-to-maturity	501,529	—	—
Proceeds from sale of investment securities – available-for-sale	67,349	18,112	—
Purchases of equity securities	(49,975)	(13,276)	(15,015)
Proceeds from sales of equity securities	13,778	16,381	—
(Purchases) redemptions of other investments	(60,889)	(9,784)	13,355
Proceeds from foreclosed assets held for sale	2,319	7,599	8,494
Proceeds from sale of SBA loans	4,304	25,116	7,696
Purchases of premises and equipment, net	(9,016)	(10,282)	(11,547)
Return of investment on cash value of life insurance	277	418	47,258
Purchase of marine loan portfolio	(242,617)	—	—
Net cash proceeds received (paid) – market acquisitions	858,584	—	(421,211)
Net cash (used in) provided by investing activities	(1,024,270)	624,660	(651,941)

Home BancShares, Inc.
Consolidated Statements of Cash Flows
	December 31,
(In thousands)	2022	2021	2020
Financing Activities
Net (decrease) increase in deposits, excluding deposits acquired	(2,177,058)	1,534,780	1,447,407
Net (decrease) increase in securities sold under agreements to repurchase	(9,740)	(28,045)	25,204
Net decrease in federal funds purchased	—	—	(5,000)
Increase in FHLB and other borrowed funds	601,000	—	1,010,902
Decrease in FHLB and other borrowed funds	(429,330)	—	(1,232,341)
Retirement of subordinated debentures	(300,000)	—	—
Proceeds from issuance of subordinated debentures	296,324	—	—
Redemption of trust preferred securities	(96,499)	—	—
Proceeds from exercise of stock options	156	2,374	595
Repurchase of common stock	(70,856)	(44,480)	(25,690)
Dividends paid on common stock	(128,424)	(92,142)	(87,677)
Net cash (used in) provided by financing activities	(2,314,427)	1,372,487	1,133,400
Net change in cash and cash equivalents	(2,925,525)	2,386,527	773,187
Cash and cash equivalents – beginning of year	3,650,315	1,263,788	490,601
Cash and cash equivalents – end of year	$724,790	$3,650,315	$1,263,788
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
Debt securities available-for-sale ("AFS") are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income (loss), net of taxes. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. The Company has made the election to exclude accrued interest receivable on AFS securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Debt securities held-to-maturity ("HTM"), which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company measures expected credit losses on HTM securities on a collective basis by major security type, with each type sharing similar risk characteristics. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed.
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
•Multifamily
•Owner occupied commercial real estate
•Non-owner occupied commercial real estate
•Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•Consumer auto
•Other consumer
•Other consumer - SPF
The allowance for credit losses for each segment is measured through the use of the discounted cash flow method. Loans evaluated individually that are considered to be impaired are not included in the collective evaluation. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. For loans for which a specific reserve is not recorded, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation if a specific reserve is not recorded.
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
Acquisition Accounting and Acquired Loans
The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, and liabilities assumed are recorded at fair value. In accordance with ASC 326, the Company records both a discount or premium and an allowance for credit losses on acquired loans. All purchased loans are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other loans. For PCD loans not individually analyzed for impairment, the Company develops separate PCD models for each loan segment. These models utilize a peer group benchmark in order to determine the probability of default and loss given default to be used in the calculation. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses.
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
Bank Premises and Equipment
Bank premises and equipment are carried at cost or fair value at the date of acquisition less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are used for tax purposes. Leasehold improvements are capitalized and amortized using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements whichever is shorter. The assets’ estimated useful lives for book purposes are as follows:

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
Intangible Assets
Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 120 months on a straight-line basis. Goodwill is not amortized, but rather, is evaluated for impairment on at least an annual basis or more frequently if changes or circumstances occur. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2022, 2021 and 2020, as required by FASB ASC 350, Intangibles - Goodwill and Other. The 2022, 2021 and 2020 tests indicated no impairment of the Company’s goodwill or core deposit intangibles.
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
The Company has standalone derivative financial instruments acquired in a previous acquisition. These derivative financial instruments consist of interest rate swaps and are recognized as assets and liabilities in the consolidated statements of financial condition at fair value. The Bank’s derivative instruments have not been designated as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in fair value recorded in other non-interest income. In addition, as of December 31, 2022 and December 31, 2021, the Company had derivative contracts outstanding associated with the mortgage loans held for sale portfolio. As of December 31, 2022 and 2021, these derivative instruments are not considered to be material to the Company’s financial position and results of operations.
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

Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the years ended December 31:

	2022	2021	2020
	(In thousands, except per share data)
Net income	$305,262	$319,021	$214,448
Average common shares outstanding	194,694	164,501	165,373
Effect of common stock options	325	357	—
Diluted common shares outstanding	195,019	164,858	165,373
Basic earnings per common share	$1.57	$1.94	$1.30
Diluted earnings per common share	$1.57	$1.94	$1.30
As of December 31, 2022 and 2021, the Company's stock options were dilutive to earnings per share. However, as of December 31, 2020, options to purchase 3.3 million shares of common stock with a weighted average exercise price of $19.77 were excluded from the computation of diluted earnings per share as the majority of the options had an exercise price which was greater than the average market price of the common stock.
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
The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. The Company will continue to review the estimated fair values of loans, deposits, intangible assets and other assets, and to evaluate the assumed tax positions and contingencies.
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

	Happy Bancshares, Inc.
	Acquired from Happy	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$112,999	$(446)	$112,553
Interest-bearing deposits with other banks	746,031	—	746,031
Cash and cash equivalents	859,030	(446)	858,584
Investment securities - available-for-sale, net of allowance for credit losses	1,773,540	8,485	1,782,025
Total investment securities	1,773,540	8,485	1,782,025
Loans receivable	3,657,009	(4,389)	3,652,620
Allowance for credit losses	(42,224)	25,408	(16,816)
Loans receivable, net	3,614,785	21,019	3,635,804
Bank premises and equipment, net	153,642	(12,270)	141,372
Foreclosed assets held for sale	193	(77)	116
Cash value of life insurance	105,049	3	105,052
Accrued interest receivable	31,575	—	31,575
Deferred tax asset, net	32,908	(1,092)	31,816
Goodwill	130,428	(130,428)	—
Core deposit intangible	10,672	31,591	42,263
Other assets	43,330	15,567	58,897
Total assets acquired	$6,755,152	$(67,648)	$6,687,504
Liabilities
Deposits
Demand and non-interest-bearing	$1,932,756	$67	$1,932,823
Savings and interest-bearing transaction accounts	3,519,652	—	3,519,652
Time deposits	401,899	903	402,802
Total deposits	5,854,307	970	5,855,277
FHLB and other borrowed funds	74,212	4,118	78,330
Accrued interest payable and other liabilities	50,889	(1,892)	48,997
Subordinated debentures	159,965	7,625	167,590
Total liabilities assumed	6,139,373	10,821	6,150,194
Equity
Total equity assumed	615,779	(615,779)	—
Total liabilities and equity assumed	$6,755,152	$(604,958)	$6,150,194
Net assets acquired			537,310
Purchase price			962,538
Goodwill			$425,228

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
Bank premises and equipment – Bank premises and equipment were acquired from Happy with a $12.3 million adjustment to fair value. This represents the difference between current appraisals completed in connection with the acquisition and book value acquired.
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
Core deposit intangible – This core deposit intangible asset represents the value of the relationships that Happy had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits.
Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition, equal the amount payable on demand at the acquisition date. The $903,000 fair value adjustment applied for time deposits was because the weighted-average interest rate of Happy’s certificates of deposits were estimated to be above the current market rates.
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
During the third and fourth quarters of 2022, we continued to analyze the valuations assigned to the acquired assets and assumed liabilities and received updated information resulting in the revised fair values displayed below. We updated our estimated fair values of these items within our Consolidated Balance Sheet with a corresponding adjustment to goodwill. The changes are gross of taxes and reflected in the following table:

Acquired Asset or Liability	Balance Sheet Line Item	Provisional Estimate	Revised Estimate	Increase (Decrease)
		(In thousands)
Cash and due from banks	Cash and due from banks	$112,867	$112,553	$(314)
Loans receivable	Loans receivable	3,652,706	3,652,620	(86)
Bank premises and equipment, net	Bank premises and equipment, net	142,067	141,372	(695)
Deferred tax asset, net	Deferred tax asset, net	35,414	31,816	(3,598)
Equity method investments & Other assets	Other assets	49,752	58,897	9,145
Goodwill	Goodwill	425,375	425,228	(147)
Demand and non-interest bearing deposits	Demand and non-interest bearing deposits	1,932,756	1,932,823	67
Accrued expense and other liabilities	Accrued interest payable and other liabilities	44,759	48,997	4,238
The impact to the income statement resulting from the changes to the estimated fair values was insignificant. We continue to analyze the assumptions and related valuation results associated with the acquired assets and assumed liabilities, and accordingly, the valuations of these assets and liabilities are not final as of December 31, 2022. However, the valuations will be finalized no later than April 1, 2023. As the valuations remain provisional and subject to updates, the purchase accounting accretion/amortization are also subject to adjustments.
The unaudited pro-forma combined consolidated financial information presents how the combined financial information of HBI and Happy might have appeared had the businesses actually been combined. The following schedule represents the unaudited pro forma combined financial information as of the years ended December 31, 2022 and 2021, assuming the acquisition was completed as of January 1, 2022 and 2021, respectively:

	December 31,
	2022	2021
	(In thousands, except per share data)
Total interest income	$935,168	$839,407
Total non-interest income	188,012	190,550
Net income available to all shareholders	406,949	317,190

Basic earnings per common share	$1.98	$1.53
Diluted earnings per common share	1.98	1.53
The unaudited pro-forma consolidated financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined at the beginning of the period presented and had the impact of possible significant revenue enhancements and expense efficiencies from in-market cost savings, among other factors, been considered and, accordingly, does not attempt to predict or suggest future results. Pro-forma results include Happy merger expenses of $49.6 million, provision for credit losses on acquired loans of $45.2 million, provision for credit losses on acquired unfunded commitments of $11.4 million and provision for credit losses on acquired investment securities of $2.0 million for the years ended December 31, 2022 and 2021, respectively. The pro-forma financial information also does not necessarily reflect what the historical results of the combined company would have been had the companies been combined during this period.

Purchased loans that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. For PCD loans, the initial estimate of expected credit losses is recognized in the allowance for credit losses on the date of acquisition using the same methodology as other loans held-for-investment. The following table provides a summary of loans purchased as part of the Happy acquisition with credit deterioration at acquisition:

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
3. Investment Securities
The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	December 31, 2022
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$682,316	$—	$682,316	$2,713	$(23,209)	$661,820
Residential mortgage-backed securities	1,759,025	—	1,759,025	71	(211,453)	1,547,643
Commercial mortgage-backed securities	339,206	—	339,206	—	(22,254)	316,952
State and political subdivisions	1,021,188	(842)	1,020,346	1,649	(115,698)	906,297
Other securities	643,885	—	643,885	346	(35,353)	608,878
Total	$4,445,620	$(842)	$4,444,778	$4,779	$(407,967)	$4,041,590

	December 31, 2022
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,017	$—	$43,017	$—	$(3,349)	$39,668
Residential mortgage-backed securities	49,088	—	49,088	24	(1,205)	47,907
Commercial mortgage-backed securities	85,912	—	85,912	107	(2,551)	83,468
State and political subdivisions	1,111,693	(2,005)	1,109,688	65	(154,650)	955,103
Total	$1,289,710	$(2,005)	$1,287,705	$196	$(161,755)	$1,126,146

	December 31, 2021
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$433,829	$—	$433,829	$2,375	$(3,225)	$432,979
Residential mortgage-backed securities	1,175,185	—	1,175,185	4,085	(18,551)	1,160,719
Commercial mortgage-backed securities	372,702	—	372,702	6,521	(1,968)	377,255
State and political subdivisions	973,318	(842)	972,476	26,296	(1,794)	996,978
Other securities	151,449	—	151,449	1,781	(1,354)	151,876
Total	$3,106,483	$(842)	$3,105,641	$41,058	$(26,892)	$3,119,807
On April 1, 2022, the Company completed the acquisition of Happy. Including the effects of the known purchase accounting adjustments, as of the acquisition date, Happy had approximately $1.78 billion in investments, net of purchase accounting adjustments. The Company classified approximately $1.12 billion of investments acquired from Happy as held-to-maturity at the acquisition date.
Assets, principally investment securities, having a fair value of approximately $2.35 billion and $1.15 billion at December 31, 2022 and 2021, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $131.1 million and $140.9 million at December 31, 2022 and 2021.
The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2022, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$265,640	$265,487	$—	$—
Due after one year through five years	176,377	164,127	4,782	4,479
Due after five years through ten years	476,305	434,906	216,182	190,992
Due after ten years	1,427,566	1,310,977	933,746	799,300
Mortgage - backed securities: Residential	1,759,025	1,547,643	49,088	47,907
Mortgage - backed securities: Commercial	339,206	316,952	85,912	83,468
Other	1,501	1,498	—	—
Total	$4,445,620	$4,041,590	$1,289,710	$1,126,146

During the year ended December 31, 2022, $67.3 million in available-for-sale securities were sold, and no gain or loss was recognized. During the year ended December 31, 2021, $17.9 million in available-for-sale securities were sold, and the gross realized gains on the sales totaled $219,000. The income tax expense/benefit to net security gains and losses was 25.740% of the gross amounts. During the year ended December 31, 2020, no available-for-sale securities were sold.
The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2022 and 2021:

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$315,531	$(3,056)	$128,527	$(20,153)	$444,058	$(23,209)
Residential mortgage-backed securities	817,351	(54,025)	717,587	(157,428)	1,534,938	(211,453)
Commercial mortgage-backed securities	212,050	(10,782)	89,979	(11,472)	302,029	(22,254)
State and political subdivisions	485,817	(50,484)	338,638	(65,214)	824,455	(115,698)
Other securities	424,700	(25,040)	73,556	(10,313)	498,256	(35,353)
Total	$2,255,449	$(143,387)	$1,348,287	$(264,580)	$3,603,736	$(407,967)
Held-to-maturity:
U.S. government-sponsored enterprises	$39,668	$(3,349)	$—	$—	$39,668	$(3,349)
Residential mortgage-backed securities	40,892	(1,205)	—	—	40,892	(1,205)
Commercial mortgage-backed securities	65,948	(2,551)	—	—	65,948	(2,551)
State and political subdivisions	955,563	(154,650)	—	—	955,563	(154,650)
Total	$1,102,071	$(161,755)	$—	$—	$1,102,071	$(161,755)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$120,730	$(1,356)	$78,124	$(1,869)	$198,854	$(3,225)
Residential mortgage-backed securities	854,807	(15,246)	104,897	(3,305)	959,704	(18,551)
Commercial mortgage-backed securities	100,702	(1,251)	28,711	(717)	129,413	(1,968)
State and political subdivisions	136,135	(1,282)	18,647	(512)	154,782	(1,794)
Other securities	75,744	(1,316)	2,703	(38)	78,447	(1,354)
Total	$1,288,118	$(20,451)	$233,082	$(6,441)	$1,521,200	$(26,892)
Debt securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income (loss), net of taxes. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. The Company has made the election to exclude accrued interest receivable on AFS securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Debt securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company measures expected credit losses on HTM securities on a collective basis by major security type, with each type sharing similar risk characteristics. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed.
The Company recorded a $2.0 million provision for credit losses on the held-to-maturity investment securities during the second quarter of 2022 as a result of the investment securities acquired as part of the Happy acquisition. Of the Company's held-to-maturity securities, $1.11 billion, or 86.2% are municipal securities. To estimate the necessary loss provision, the Company utilized historical default and recovery rates of the municipal bond sector and applied these rates using a pooling method. The remainder of investments classified as held-to-maturity are U.S. government-sponsored enterprises and mortgage-backed securities all of which are guaranteed by the U.S. government. Due to the inherent low risk in these U.S. government guaranteed securities, no provision for credit loss was established on this portion of the portfolio.
At December 31, 2022, the Company determined the allowance for credit losses of $842,000, resulting from economic uncertainty, was adequate for the available-for-sale investment portfolio. No additional provision for credit losses was considered necessary for the portfolio.

Available-for-Sale Investment Securities
	Year Ended December 31, 2022	Year Ended December 31, 2021
	(In thousands)
Allowance for credit losses:
Beginning balance	$842	$842
Provision for credit loss	—	—
Ending balance, December 31,	$842	$842

Held-to-Maturity Investment Securities
Year Ended Dec 31, 2022
	State and Political Subdivisions	Other Securities
Allowance for credit losses:	(In thousands)
Beginning balance	$—	$—
Provision for credit loss - acquired securities	(2,005)	—
Securities charged-off	—	—
Recoveries	—	—
Ending balance, December 31,	$(2,005)	$—
For the year ended December 31, 2022, the Company had available-for-sale investment securities with approximately $264.6 million in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 33.0% of the Company’s available-for-sale investment portfolio will mature and be repaid to the Company within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

For the year ended December 31, 2021, the Company had approximately $6.4 million in unrealized losses, which were in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 55.7% of the Company’s investment portfolio was expected to mature and be repaid to the Company within five years or less. As a result, the Company had the ability and intent to hold such securities until maturity.
As of December 31, 2022, the Company's available-for-sale securities portfolio consisted of 1,642 investment securities, 1,408 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $408.0 million. The U.S government-sponsored enterprises portfolio contained unrealized losses of $23.2 million on 65 securities. The residential mortgage-backed securities portfolio contained $211.5 million of unrealized losses on 591 securities, and the commercial mortgage-backed securities portfolio contained $22.3 million of unrealized losses on 145 securities. The state and political subdivisions portfolio contained $115.7 million of unrealized losses on 501 securities. In addition, the other securities portfolio contained $35.4 million of unrealized losses on 106 securities. The unrealized losses on the Company's available-for-sale investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has determined that an additional provision for credit losses is not necessary as of December 31, 2022.
As of December 31, 2022, the Company's held-to-maturity securities portfolio consisted of 507 investment securities, 500 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $161.8 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $3.3 million on 5 securities. The state and political subdivisions portfolio contained $154.7 million of unrealized losses on 479 securities. The residential mortgage-backed securities portfolio contained $1.2 million of unrealized losses on 6 securities, and the commercial mortgage-backed securities portfolio contained $2.6 million of unrealized losses on 10 securities. The unrealized losses on the Company's held-to-maturity investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, the Company has determined that an additional provision for credit losses is not necessary as of December 31, 2022.
The following table summarizes bond ratings for the Company's held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of December 31, 2022:

	State and Political Subdivisions	Other Securities	Total
	(In thousands)
Aaa/AAA	$233,117	$43,017	$276,134
Aa/AA	849,386	—	849,386
A	27,593	—	27,593
Not rated	1,597	—	1,597
Agency Backed	—	135,000	135,000
Total	$1,111,693	$178,017	$1,289,710
Income earned on securities for the years ended is as follows:

	December 31,
	2022	2021	2020
	(In thousands)
Taxable:
Available-for-sale	$71,352	$30,054	$32,596
Held-to-maturity	20,581	—	—
Tax-exempt:
Available-for-sale	19,168	19,642	16,158
Held-to-maturity	9,188	—	—
Total	$120,289	$49,696	$48,754

4. Loans Receivable
The various categories of loans receivable are summarized as follows:

	December 31,
	2022	2021
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,632,063	$3,889,284
Construction/land development	2,135,266	1,850,050
Agricultural	346,811	130,674
Residential real estate loans
Residential 1-4 family	1,748,551	1,274,953
Multifamily residential	578,052	280,837
Total real estate	10,440,743	7,425,798
Consumer	1,149,896	825,519
Commercial and industrial	2,349,263	1,386,747
Agricultural	285,235	43,920
Other	184,343	154,105
Total Loans receivable	$14,409,480	$9,836,089
Allowance for credit losses	(289,669)	(236,714)
Loans receivable, net	$14,119,811	$9,599,375
On April 1, 2022, the Company completed the acquisition of Happy. Including the effects of the known purchase accounting adjustments, as of the acquisition date, Happy had approximately $3.65 billion in loans.
During the year ended December 31, 2022, the Company sold $4.1 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $183,000. During the year ended December 31, 2021, the Company sold $22.7 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $2.4 million. During the year ended December 31, 2020, the Company sold $7.0 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $645,000.
Mortgage loans held for sale of approximately $79.9 million and $72.7 million at December 31, 2022 and 2021, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at December 31, 2022 and 2021 were not material.
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. For PCD loans not individually analyzed for impairment, the Company develops separate PCD models for each loan segment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $142.5 million and $448,000 in PCD loans, as of December 31, 2022 and 2021, respectively. This balance, as of December 31, 2022, consisted of $142.1 million resulting from the acquisition of Happy and $415,000 from the acquisition of LH-Finance.

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
Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the input assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. Based on this analysis during the first quarter of 2021, management determined that changes to several of the economic factors for the various loss driver segments were necessary. The identified loss drivers by segment are included below as of both December 31, 2022 and 2021, respectively.

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
During the year ended December 31, 2022, the Company recorded a $5.0 million provision for credit losses on loans due to increased loan growth. However, the Company determined that no additional provision was necessary for unfunded commitments as the current levels of the reserve was considered adequate.
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

The following table presents the activity in the allowance for credit losses for the year ended December 31, 2022.

	Year Ended December 31, 2022
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$28,415	$87,218	$48,458	$53,062	$19,561	$236,714
Allowance for credit losses on PCD loans - Happy acquisition	950	9,283	980	5,596	7	16,816
Loans charged off	(1)	—	(446)	(9,773)	(7,047)	(17,267)
Recoveries of loans previously charged off	405	967	119	780	965	3,236
Net loans recovered (charged off)	404	967	(327)	(8,993)	(6,082)	(14,031)
Provision for credit loss - acquired loans	7,205	18,711	7,380	11,303	571	45,170
Provision for credit loss - loans	(4,731)	(22,331)	(5,528)	28,386	9,204	5,000
Balance, December 31	$32,243	$93,848	$50,963	$89,354	$23,261	$289,669

The following table presents the balance in the allowance for credit losses for the year ended December 31, 2021.

	Year Ended December 31, 2021
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$32,861	$88,453	$53,216	$46,530	$24,413	$245,473
Loans charged off	—	(646)	(545)	(8,242)	(2,228)	(11,661)
Recoveries of loans previously charged off	58	785	683	591	785	2,902
Net loans recovered (charged off)	58	139	138	(7,651)	(1,443)	(8,759)
Provision for credit loss - loans	(4,504)	(1,374)	(4,896)	14,183	(3,409)	—
Balance, December 31	$28,415	$87,218	$48,458	$53,062	$19,561	$236,714

The following table presents the balance in the allowance for loan losses for the year ended December 31, 2020.

	Year Ended December 31, 2020
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$26,433	$33,529	$20,135	$16,615	$5,410	$102,122
Impact of adopting ASC 326	(5,296)	15,912	16,680	11,584	5,108	43,988
Allowance for credit losses on PCD loans - LH Finance acquisition	—	—	—	—	357	357
Loans charged off	(1,218)	(3,041)	(485)	(7,764)	(1,978)	(14,486)
Recoveries of loans previously charged off	107	647	337	218	761	2,070
Net loans recovered (charged off)	(1,111)	(2,394)	(148)	(7,546)	(1,217)	(12,416)
Provision for credit loss - loans	12,835	41,406	16,549	25,877	5,446	102,113
Provision for loan losses - acquired loans	—	—	—	—	9,309	9,309
Balance December 31	$32,861	$88,453	$53,216	$46,530	$24,413	$245,473
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of December 31, 2022 and 2021, respectively:

	December 31, 2022
	Nonaccrual	Nonaccrual With Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$12,219	$8,383	$1,844
Construction/land development	1,977	—	31
Agricultural	278	—	—
Residential real estate loans
Residential 1-4 family	18,083	—	1,374
Multifamily residential	—	—	—
Total real estate	32,557	8,383	3,249
Consumer	2,842	—	35
Commercial and industrial	14,920	—	6,300
Agricultural & other	692	—	261
Total	$51,011	$8,383	$9,845

	December 31, 2021
	Nonaccrual	Nonaccrual With Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$11,923	$2,212	$2,225
Construction/land development	1,445	—	—
Agricultural	897	—	—
Residential real estate loans
Residential 1-4 family	16,198	3,000	701
Multifamily residential	156	—	—
Total real estate	30,619	5,212	2,926
Consumer	1,648	—	2
Commercial and industrial	13,875	4,018	107
Agricultural & other	1,016	—	—
Total	$47,158	$9,230	$3,035
The Company had $51.0 million and $47.2 million in nonaccrual loans for the periods ended December 31, 2022 and 2021, respectively. In addition, the Company had $9.8 million and $3.0 million in loans past due 90 days or more and still accruing for the periods ended December 31, 2022 and 2021, respectively.
The Company had $8.4 million and $9.2 million in nonaccrual loans with a specific reserve as of December 31, 2022 and 2021, respectively. The Company did not recognize any interest income on nonaccrual loans during the periods ended December 31, 2022 and 2021.
The following table presents the amortized cost basis of collateral-dependent impaired loans by class of loans as of December 31, 2022 and 2021, respectively:

	December 31, 2022
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$162,268	$—	$—
Construction/land development	2,008	—	—
Agricultural	278	—	—
Residential real estate loans
Residential 1-4 family	—	20,832	—
Multifamily residential	—	969	—
Total real estate	164,554	21,801	—
Consumer	—	—	2,888
Commercial and industrial	—	—	30,334
Agricultural & other	—	—	1,527
Total	$164,554	$21,801	$34,749

	December 31, 2021
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$283,919	$—	$—
Construction/land development	4,775	—	—
Agricultural	897	—	—
Residential real estate loans
Residential 1-4 family	—	19,775	—
Multifamily residential	—	1,300	—
Total real estate	289,591	21,075	—
Consumer	—	—	1,663
Commercial and industrial	—	—	18,193
Agricultural & other	—	—	1,016
Total	$289,591	$21,075	$20,872
The Company had $221.1 million and $331.5 million in collateral-dependent impaired loans for the periods ended December 31, 2022 and 2021, respectively.
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

The following is an aging analysis for loans receivable as of December 31, 2022 and 2021:

	December 31, 2022
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,242	$2,117	$14,063	$20,422	$5,611,641	$5,632,063	$1,844
Construction/land development	4,042	1,892	2,008	7,942	2,127,324	2,135,266	31
Agricultural	1,469	193	278	1,940	344,871	346,811	—
Residential real estate loans
Residential 1-4 family	6,715	605	19,457	26,777	1,721,774	1,748,551	1,374
Multifamily residential	—	—	—	—	578,052	578,052	—
Total real estate	16,468	4,807	35,806	57,081	10,383,662	10,440,743	3,249
Consumer	950	539	2,877	4,366	1,145,530	1,149,896	35
Commercial and industrial	3,007	1,075	21,220	25,302	2,323,961	2,349,263	6,300
Agricultural and other	1,065	57	953	2,075	467,503	469,578	261
Total	$21,490	$6,478	$60,856	$88,824	$14,320,656	$14,409,480	$9,845

	December 31, 2021
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,434	$576	$14,148	$16,158	$3,873,126	$3,889,284	$2,225
Construction/land development	92	22	1,445	1,559	1,848,491	1,850,050	—
Agricultural	—	472	897	1,369	129,305	130,674	—
Residential real estate loans
Residential 1-4 family	1,633	3,560	16,899	22,092	1,252,861	1,274,953	701
Multifamily residential	—	—	156	156	280,681	280,837	—
Total real estate	3,159	4,630	33,545	41,334	7,384,464	7,425,798	2,926
Consumer	60	205	1,650	1,915	823,604	825,519	2
Commercial and industrial	958	316	13,982	15,256	1,371,491	1,386,747	107
Agricultural and other	587	2	1,016	1,605	196,420	198,025	—
Total	$4,764	$5,153	$50,193	$60,110	$9,775,979	$9,836,089	$3,035
Non-accruing loans were $51.0 million and $47.2 million at December 31, 2022 and 2021, respectively.
Interest recognized on impaired loans, including those loans with a specific reserve, during the years ended December 31, 2022, 2021 and 2020 was approximately $9.6 million, $14.7 million and $3.4 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.
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

Based on the most recent analysis performed, the risk category of loans by class as of December 31, 2022 and 2021 is as follows:

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$237	$—	$132	$85	$454
Risk rating 2	—	—	—	118	—	3,992	—	4,110
Risk rating 3	616,809	509,269	263,188	279,157	322,278	852,727	374,371	3,217,799
Risk rating 4	438,565	341,047	235,669	161,421	321,188	482,437	139,203	2,119,530
Risk rating 5	—	757	1,145	14,417	35,273	37,561	95	89,248
Risk rating 6	876	196	14,247	26,649	4,720	153,909	194	200,791
Risk rating 7	131	—	—	—	—	—	—	131
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	1,056,381	851,269	514,249	481,999	683,459	1,530,758	513,948	5,632,063
Construction/land development
Risk rating 1	$—	$11	$—	$—	$—	$—	$—	$11
Risk rating 2	682	—	—	—	—	210	—	892
Risk rating 3	421,774	283,546	83,631	48,350	19,340	34,910	75,797	967,348
Risk rating 4	354,852	512,541	58,368	79,924	11,520	43,634	65,960	1,126,799
Risk rating 5	—	—	30,987	310	—	1,140	—	32,437
Risk rating 6	612	—	574	751	3	5,839	—	7,779
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	777,920	796,098	173,560	129,335	30,863	85,733	141,757	2,135,266
Agricultural
Risk rating 1	$1,749	$—	$—	$—	$—	$—	$—	$1,749
Risk rating 2	—	2,048	—	—	—	—	—	2,048
Risk rating 3	61,725	43,356	32,895	16,475	10,326	37,892	5,996	208,665
Risk rating 4	18,870	25,252	20,532	8,706	3,154	42,886	4,755	124,155
Risk rating 5	—	—	—	326	—	603	—	929
Risk rating 6	—	1,630	1,623	4,972	—	1,040	—	9,265
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	82,344	72,286	55,050	30,479	13,480	82,421	10,751	346,811
Total commercial real estate loans	$1,916,645	$1,719,653	$742,859	$641,813	$727,802	$1,698,912	$666,456	$8,114,140
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$115	$40	$155
Risk rating 2	—	—	—	—	—	48	2	50
Risk rating 3	360,510	255,775	176,955	112,053	98,093	314,492	110,881	1,428,759
Risk rating 4	37,471	35,875	61,418	11,871	15,577	61,034	65,674	288,920
Risk rating 5	—	—	—	3,049	226	328	—	3,603
Risk rating 6	849	2,423	3,564	3,521	2,536	12,662	1,508	27,063
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	1	—	1
Total residential 1-4 family	398,830	294,073	241,937	130,494	116,432	388,680	178,105	1,748,551

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	38,830	37,566	14,127	33,813	13,098	60,117	6,534	204,085
Risk rating 4	43,478	101,282	182,850	8,284	11,934	11,779	1,201	360,808
Risk rating 5	—	—	—	—	3,142	7,897	—	11,039
Risk rating 6	—	—	—	302	—	1,818	—	2,120
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	82,308	138,848	196,977	42,399	28,174	81,611	7,735	578,052
Total real estate	$2,397,783	$2,152,574	$1,181,773	$814,706	$872,408	$2,169,203	$852,296	$10,440,743
Consumer
Risk rating 1	$5,332	$3,952	$1,134	$637	$552	$1,176	$1,467	$14,250
Risk rating 2	—	—	—	193	614	—	—	807
Risk rating 3	284,828	276,044	146,256	132,763	118,244	135,266	16,093	1,109,494
Risk rating 4	15,306	2,293	422	1,216	459	907	69	20,672
Risk rating 5	—	633	19	—	8	810	—	1,470
Risk rating 6	215	156	270	970	24	1,386	101	3,122
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	3	—	1	—	—	77	—	81
Total consumer	305,684	283,078	148,102	135,779	119,901	139,622	17,730	1,149,896
Commercial and industrial
Risk rating 1	3,450	$7,692	$268	$264	$16	$21,298	$8,832	$41,820
Risk rating 2	1,590	305	27	198	—	226	781	3,127
Risk rating 3	301,063	126,312	80,636	73,360	71,964	112,017	253,111	1,018,463
Risk rating 4	70,862	120,618	69,963	89,975	81,389	48,496	568,795	1,050,098
Risk rating 5	83,272	14,762	159	1,408	6,815	185	75,891	182,492
Risk rating 6	4,842	2,539	11,204	4,193	5,769	16,559	3,554	48,660
Risk rating 7	—	—	—	—	4,316	202	85	4,603
Risk rating 8	—	—	—	—	—	—	—	—
Total commercial and industrial	465,079	272,228	162,257	169,398	170,269	198,983	911,049	2,349,263
Agricultural and other
Risk rating 1	$297	$266	$115	$—	$—	$95	$722	$1,495
Risk rating 2	140	78	—	2,338	34	115	1,661	4,366
Risk rating 3	85,707	36,004	30,546	4,725	7,986	46,748	131,760	343,476
Risk rating 4	7,627	13,591	2,598	1,671	1,710	8,766	69,179	105,142
Risk rating 5	—	8	204	—	—	593	745	1,550
Risk rating 6	—	58	157	11,137	304	949	944	13,549
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	93,771	50,005	33,620	19,871	10,034	57,266	205,011	469,578
Total	$3,262,317	$2,757,885	$1,525,752	$1,139,754	$1,172,612	$2,565,074	$1,986,086	$14,409,480

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of December 31, 2022 and 2021.

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$1,056,381	$851,269	$509,258	$456,196	$679,187	$1,403,874	$513,630	$5,469,795
Non-performing	—	—	4,991	25,803	4,272	126,884	318	162,268
Total non-farm/ non-residential	1,056,381	851,269	514,249	481,999	683,459	1,530,758	513,948	5,632,063
Construction/land development
Performing	777,309	796,098	172,987	128,736	30,860	85,511	141,757	2,133,258
Non-performing	611	—	573	599	3	222	—	2,008
Total construction/ land development	777,920	796,098	173,560	129,335	30,863	85,733	141,757	2,135,266
Agricultural
Performing	$82,344	$72,286	$55,050	$30,479	$13,480	$82,143	$10,751	$346,533
Non-performing	—	—	—	—	—	278	—	278
Total agricultural	82,344	72,286	55,050	30,479	13,480	82,421	10,751	346,811
Total commercial real estate loans	$1,916,645	$1,719,653	$742,859	$641,813	$727,802	$1,698,912	$666,456	$8,114,140
Residential real estate loans
Residential 1-4 family
Performing	$397,464	$292,100	$239,047	$127,250	$114,337	$380,210	$177,311	$1,727,719
Non-performing	1,366	1,973	2,890	3,244	2,095	8,470	794	20,832
Total residential 1-4 family	398,830	294,073	241,937	130,494	116,432	388,680	178,105	1,748,551
Multifamily residential
Performing	$82,308	$138,848	$196,977	$42,399	$28,174	$80,642	$7,735	$577,083
Non-performing	—	—	—	—	—	969	—	969
Total multifamily residential	82,308	138,848	196,977	42,399	28,174	81,611	7,735	578,052
Total real estate	2,397,783	2,152,574	1,181,773	814,706	872,408	2,169,203	852,296	10,440,743
Consumer
Performing	$305,620	$282,944	$147,820	$134,831	$119,877	$138,288	$17,628	$1,147,008
Non-performing	64	134	282	948	24	1,334	102	2,888
Total consumer	305,684	283,078	148,102	135,779	119,901	139,622	17,730	1,149,896
Commercial and industrial
Performing	$464,285	$267,719	$159,152	$165,733	$160,267	$194,162	$907,611	$2,318,929
Non-performing	794	4,509	3,105	3,665	10,002	4,821	3,438	30,334
Total commercial and industrial	465,079	272,228	162,257	169,398	170,269	198,983	911,049	2,349,263
Agricultural and other
Performing	$93,771	$50,001	$33,416	$19,818	$10,034	$56,631	$204,380	$468,051
Non-performing	—	4	204	53	—	635	631	1,527
Total agricultural and other	93,771	50,005	33,620	19,871	10,034	57,266	205,011	469,578
Total	$3,262,317	$2,757,885	$1,525,752	$1,139,754	$1,172,612	$2,565,074	$1,986,086	$14,409,480

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
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
The Company had approximately $28.3 million or 183 total revolving loans convert to term loans for the year ended December 31, 2022 compared to $58.7 million or 259 total revolving loans convert to term loans for the year ended December 31, 2021. These loans were considered immaterial for vintage disclosure inclusion.

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of December 31, 2022 and 2021:

	December 31, 2022
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	11	$4,462	$1,395	$598	$436	$2,429
Construction/land development	1	216	177	—	—	177
Residential real estate loans
Residential 1-4 family	14	2,115	772	145	290	1,207
Multifamily residential	1	1,130	969	—	—	969
Total real estate	27	7,923	3,313	743	726	4,782
Consumer	2	18	11	—	1	12
Commercial and industrial	15	3,199	748	47	156	951
Total	44	$11,140	$4,072	$790	$883	$5,745

	December 31, 2021
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	12	$6,119	$3,581	$623	$85	$4,289
Construction/land development	2	240	210	1	—	211
Agricultural	1	282	262	—	—	262
Residential real estate loans
Residential 1-4 family	15	2,328	844	117	332	1,293
Multifamily residential	1	1,130	1,144	—	—	1,144
Total real estate	31	10,099	6,041	741	417	7,199
Consumer	4	22	13	—	3	16
Commercial and industrial	9	2,353	172	65	74	311
Total	44	$12,474	$6,226	$806	$494	$7,526

The following is a presentation of TDRs on non-accrual status as of December 31, 2022, and 2021 because they are not in compliance with the modified terms:

	December 31, 2022		December 31, 2021
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	2	$262	2	$7
Construction/land development	1	177	1	210
Agricultural	—	—	1	262
Residential real estate loans
Residential 1-4 family	4	218	5	388
Total real estate	7	657	9	867
Consumer	1	1	3	3
Commercial and industrial	13	931	6	206
Total	21	$1,589	18	$1,076
The following is a presentation of total foreclosed assets as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$118	$536
Construction/land development	47	834
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	260	260
Multifamily residential	121	—
Total foreclosed assets held for sale	$546	$1,630
The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. As of December 31, 2022 and 2021, the balance of purchase credit deteriorated loans was approximately $142.5 million and $448,000, respectively. This balance, as of December 31, 2022, consisted of $142.1 million resulting from the acquisition of Happy and $415,000 from the acquisition of LH-Finance.
6. Goodwill and Core Deposit Intangible
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposit intangible at December 31, 2022 and 2021, were as follows:

	December 31, 2022	December 31, 2021
Goodwill	(In thousands)
Balance, beginning of period	$973,025	$973,025
Acquisitions	425,228	—
Balance, end of period	$1,398,253	$973,025

	December 31, 2022	December 31, 2021
Core Deposit Intangible	(In thousands)
Balance, beginning of period	$25,045	$30,728
Acquisitions	42,263	—
Amortization expense	(8,853)	(5,683)
Balance, end of year	$58,455	$25,045
The carrying basis and accumulated amortization of core deposits intangibles at December 31, 2022 and 2021 were:

	December 31, 2022	December 31, 2021
	(In thousands)
Gross carrying amount	$128,888	$86,625
Accumulated amortization	(70,433)	(61,580)
Net carrying amount	$58,455	$25,045
Core deposit intangible amortization expense for the years ended December 31, 2022, 2021 and 2020 was approximately $8.9 million, $5.7 million and $5.8 million, respectively. The core deposit intangible is tested annually for impairment during the fourth quarter. During the 2022 review, no impairment was found. Including all of the mergers completed as of December 31, 2022, HBI’s estimated amortization expense of the core deposit intangible for each of the years 2023 through 2027 is approximately: 2023 – $9.7 million; 2024 – $8.4 million; 2025 – $8.0 million; 2026 – $7.8 million and 2027 – $6.6 million.
The carrying amount of the Company’s goodwill was $1.40 billion and $973.0 million at December 31, 2022 and 2021, respectively. Goodwill is tested annually for impairment during the fourth quarter or more frequently if changes or circumstances occur. During the 2022 and 2021 reviews, no impairment was found. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
7. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of December 31, 2022 and 2021, other assets were $321.2 million and $177.0 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $135.3 million and $88.2 million at December 31, 2022 and December 31, 2021, respectively, and are accounted for at cost.
The Company also has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $80.6 million and $36.4 million at December 31, 2022 and 2021, respectively. There were no transactions during the period that would indicate a material change in fair value.
8. Deposits
The aggregate amount of time deposits with a minimum denomination of $250,000 was $333.2 million and $321.6 million at December 31, 2022 and 2021, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $639.3 million and $537.4 million at December 31, 2022 and 2021, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $3.4 million, $7.3 million and $22.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, brokered deposits were $476.6 million and $625.7 million, respectively.

The following is a summary of the scheduled maturities of all time deposits at December 31, 2022 (in thousands):

2023	$862,018
2024	129,470
2025	19,206
2026	15,111
2027	16,768
Thereafter	661
Total time deposits	$1,043,234
Deposits totaling approximately $2.65 billion and $1.91 billion at December 31, 2022 and 2021, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
9. Securities Sold Under Agreements to Repurchase
At December 31, 2022 and 2021, securities sold under agreements to repurchase totaled $131.1 million and $140.9 million, respectively. For the years ended December 31, 2022 and 2021, securities sold under agreements to repurchase daily weighted-average totaled $129.0 million and $151.2 million, respectively. The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2022 and 2021 is presented in the following table:

	December 31, 2022		December 31, 2021
	Overnight and Continuous	Total	Overnight and Continuous	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$5,322	$5,322	$8,433	$8,433
Mortgage-backed securities	5,153	5,153	7,920	7,920
State and political subdivisions	117,674	117,674	122,173	122,173
Other securities	2,997	2,997	2,360	2,360
Total borrowings	$131,146	$131,146	$140,886	$140,886
10. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $650.0 million and $400.0 million at December 31, 2022 and 2021, respectively. The Company had no other borrowed funds as of December 31, 2022 or December 31, 2021. At December 31, 2022, $50.0 million and $600.0 million of the outstanding balance were classified as short-term and long-term advances, respectively. At December 31, 2021, the entire $400.0 million balance was classified as long term advances. The FHLB advances mature from 2023 to 2033 with fixed interest rates ranging from 2.26% to 4.84% and are secured by loans and investments securities. Expected maturities could differ from contractual maturities because the FHLB has have the right to call or the Company has the right to prepay certain obligations.
Additionally, the Company had $1.14 billion and $1.07 billion at December 31, 2022 and 2021, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2022 and 2021, respectively.

Maturities of borrowings with original maturities exceeding one year at December 31, 2022, are as follows (in thousands):

	By Contractual Maturity	By Call Date
2023	$50,000	$50,000
2024	—	400,000
2025	100,000	100,000
2026	100,000	100,000
2027	—	—
Thereafter	400,000	—
	$650,000	$650,000
Additionally, the parent company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at December 31, 2022 and 2021 was zero.
11. Subordinated Debentures
Subordinated debentures consist of subordinated debt securities and guaranteed payments on trust preferred securities. As of December 31, 2022 and 2021, subordinated debentures were $440.4 million and $371.1 million, respectively.
Subordinated debentures at December 31, 2022 and 2021 contained the following components:

	As of December 31, 2022	As of December 31, 2021
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$—	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three- month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	—	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three- month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	—	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	—	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	—	4,501
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	—	5,942
Subordinated debt securities
Subordinated notes issued in 2020, due 2030, fixed rate of 5.500% during the first five years and at a floating rate of 534.5 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2025 without penalty	143,400	—
Subordinated notes, net of issuance costs, issued in 2022, due 2032, fixed rate of 3.125% during the first five years and at a floating rate of 182 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2027 without penalty	297,020	—
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	—	299,824
Total	$440,420	$371,093

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
Subordinated Debt Securities. On April 1, 2022, the Company acquired $140.0 million in aggregate principal amount of 5.500% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2030 Notes”) from Happy, and the Company recorded approximately $144.4 million which included fair value adjustments. The 2030 Notes are unsecured, subordinated debt obligations of the Company and will mature on July 31, 2030. From and including the date of issuance to, but excluding July 31, 2025 or the date of earlier redemption, the 2030 Notes will bear interest at an initial rate of 5.50% per annum, payable in arrears on January 31 and July 31 of each year. From and including July 31, 2025 to, but excluding, the maturity date or earlier redemption, the 2030 Notes will bear interest at a floating rate equal to the Benchmark rate (which is expected to be 3-month Secured Overnight Funding Rate (SOFR)), each as defined in and subject to the provisions of the applicable supplemental indenture for the 2030 Notes, plus 5.345%, payable quarterly in arrears on January 31, April 30, July 31, and October 31 of each year, commencing on October 31, 2025.
The Company may, beginning with the interest payment date of July 31, 2025, and on any interest payment date thereafter, redeem the 2030 Notes, in whole or in part, subject to prior approval of the Federal Reserve if then required, at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the 2030 Notes at any time, including prior to July 31, 2025, at the Company’s option, in whole but not in part, subject to prior approval of the Federal Reserve if then required, if certain events occur that could impact the Company’s ability to deduct interest payable on the 2030 Notes for U.S. federal income tax purposes or preclude the 2030 Notes from being recognized as Tier 2 capital for regulatory capital purposes, or if the Company is required to register as an investment company under the Investment Company Act of 1940, as amended. In each case, the redemption would be at a redemption price equal to 100% of the principal amount of the 2030 Notes plus any accrued and unpaid interest to, but excluding, the redemption date.
On January 18, 2022, the Company completed an underwritten public offering of $300.0 million in aggregate principal amount of its 3.125% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “2032 Notes”) for net proceeds, after underwriting discounts and issuance costs of approximately $296.4 million. The 2032 Notes are unsecured, subordinated debt obligations of the Company and will mature on January 30, 2032. From and including the date of issuance to, but excluding January 30, 2027 or the date of earlier redemption, the 2032 Notes will bear interest at an initial rate of 3.125% per annum, payable in arrears on January 30 and July 30 of each year. From and including January 30, 2027 to, but excluding, the maturity date or earlier redemption, the 2032 Notes will bear interest at a floating rate equal to the Benchmark rate (which is expected to be Three-Month Term SOFR)), each as defined in and subject to the provisions of the applicable supplemental indenture for the 2032 Notes, plus 182 basis points, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, commencing on April 30, 2027.
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
On April 3, 2017, the Company completed an underwritten public offering of $300.0 million in aggregate principal amount of its 5.625% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “Notes”) for net proceeds, after underwriting discounts and issuance costs, of approximately $297.0 million . The Notes were unsecured, subordinated debt obligations and would have matured on April 15, 2027. From and including the date of issuance to, but excluding April 15, 2022, the Notes bore interest at an initial rate of 5.625% per annum. From and including April 15, 2022 to, but excluding the maturity date or earlier redemption, the Notes were to bear interest at a floating rate equal to three-month LIBOR as calculated on each applicable date of determination plus a spread of 3.575%; provided, however, that in the event three-month LIBOR is less than zero, then three-month LIBOR would have been deemed to be zero.

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
12. Income Taxes
The following is a summary of the components of the provision for income taxes for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current:
Federal	$72,367	$70,536	$62,362
State	14,733	23,350	20,644
Total current	87,100	93,886	83,006
Deferred:
Federal	1,839	2,906	(14,839)
State	374	962	(4,912)
Total deferred	2,213	3,868	(19,751)
Income tax expense	$89,313	$97,754	$63,255
The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Statutory federal income tax rate	21.00%	21.00%	21.00%
Effect of non-taxable interest income	(1.89)	(1.03)	(1.29)
Stock compensation	0.38	0.25	0.33
State income taxes, net of federal benefit	2.70	3.97	3.50
Other	0.45	(0.74)	(0.76)
Effective income tax rate	22.64%	23.45%	22.78%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$80,232	$68,644
Deferred compensation	7,817	5,342
Stock compensation	6,180	5,044
Non-accrual interest income	1,518	694
Real estate owned	103	109
Unrealized loss on Securities AFS	98,587	—
Loan discounts	7,007	4,169
Tax basis premium/discount on acquisitions	1,222	3,220
Investments	28,523	263
Deposits	—	(65)
Other	8,007	5,283
Gross deferred tax assets	239,196	92,703
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	4,252	761
Unrealized gain on securities available-for-sale	—	4,220
Core deposit intangibles	14,755	5,736
FHLB dividends	2,681	2,820
Other	8,187	876
Gross deferred tax liabilities	29,875	14,413
Net deferred tax assets	$209,321	$78,290
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
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in other non-interest expense. During the years ended December 31, 2022, 2021 and 2020, the Company did not recognize any significant interest or penalties.
13. Common Stock, Compensation Plans and Other
Common Stock
The Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share.
The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation.
Stock Repurchases
On January 22, 2021, the Board of Directors of the Company authorized the repurchase of up to an additional 20,000,000 shares of the Company’s common stock under the previously approved stock repurchase program. During 2022, the Company utilized a portion of this stock repurchase program in order to repurchase a total of 3,098,531 shares with a weighted-average stock price of $22.84 per share. The 2022 earnings were used to fund the repurchases during the year. Shares repurchased under the program as of December 31, 2022 total 20,759,866 shares. The remaining balance available for repurchase was 18,992,134 shares at December 31, 2022.

Stock Compensation Plans
On January 21, 2022, the Company’s Board of Directors adopted, and on April 21, 2022, the Company's shareholders approved, the Home BancShares, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan replaced the Company’s Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “2006 Plan” and, together with the 2022 Plan, the “Plans”), which expired on February 27, 2022. The purpose of the Plans is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of December 31, 2022, the maximum total number of shares of the Company’s common stock available for issuance under the 2022 Plan was 14,788,000 shares (representing 13,288,000 shares approved for issuance under the 2006 Plan plus 1,500,000 shares added upon adoption of the 2022 Plan). At December 31, 2022, the Company had 2,762,049 shares of common stock remaining available for future grants and 5,732,565 shares of common stock reserved for issuance pursuant the Plans.
The intrinsic value of the stock options outstanding at December 31, 2022, 2021, and 2020 was $7.8 million, $13.1 million and $5.0 million, respectively. The intrinsic value of the stock options vested at December 31, 2022, 2021 and 2020 was $7.5 million, $10.7 million and $4.7 million, respectively.
The intrinsic value of the stock options exercised during 2022, 2021 and 2020 was $1.8 million, $2.0 million, and $719,000, respectively.
Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $5.2 million as of December 31, 2022.
The table below summarized the stock option transactions under the Plan at December 31, 2022, 2021 and 2020 and changes during the years then ended:

	2022		2021		2020
	Shares (000)	Weighted- average Exercisable Price	Shares (000)	Weighted- average Exercisable Price	Shares (000)	Weighted- average Exercisable Price
Outstanding, beginning of year	3,015	$20.06	3,254	$19.77	3,411	$19.60
Granted	183	21.13	15	21.68	—	—
Forfeited/Expired	(96)	21.89	(57)	22.44	(76)	21.95
Exercised	(131)	11.30	(197)	14.78	(81)	10.61
Outstanding, end of year	2,971	20.45	3,015	20.06	3,254	19.77
Exercisable, end of year	1,837	18.89	1,543	17.46	1,537	16.82
Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. The weighted-average fair value of options granted during the year ended December 31, 2022 was $5.21, and the weighted-average fair value of options granted during the year ended December 31, 2021 was $11.11. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

The assumptions used in determining the fair value of 2022, 2021 and 2020 stock option grants were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Expected dividend yield	3.14%	2.59%	Not Applicable
Expected stock price volatility	31.18%	70.13%	Not Applicable
Risk-free interest rate	2.82%	0.75%	Not Applicable
Expected life of options	6.5 years	6.5 years	Not Applicable
The following is a summary of currently outstanding and exercisable options at December 31, 2022:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$6.56 to $8.62	100	0.05	$8.62	100	$8.62
$9.54 to $14.71	100	2.04	14.71	100	14.71
$16.77 to $16.86	110	1.70	16.81	110	16.81
$17.12 to $17.36	86	2.29	17.12	86	17.12
$17.40 to $18.46	866	2.63	18.45	866	18.45
$18.50 to $20.16	35	6.27	19.04	21	19.04
$20.46 to $21.25	258	5.63	20.84	155	21.08
$21.31 to $22.22	127	6.05	22.18	82	22.21
$22.70 to $23.32	1,185	5.55	23.32	240	23.32
$23.51 to $25.96	104	5.52	25.34	77	25.74
	2,971			1,837
The table below summarizes the activity for the Company’s restricted stock issued and outstanding at December 31, 2022, 2021 and 2020 and changes during the years then ended:

	2022	2021	2020
	(In thousands)
Beginning of year	1,231	1,371	1,636
Issued	409	216	264
Vested	(178)	(320)	(453)
Forfeited	(81)	(36)	(76)
End of year	1,381	1,231	1,371
Amount of expense for twelve months ended	$7,646	$7,112	$6,824
Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $14.6 million as of December 31, 2022.

14. Non-Interest Expense
The table below shows the components of non-interest expense for years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(In thousands)
Salaries and employee benefits	$238,885	$170,755	$163,950
Occupancy and equipment	53,417	36,631	38,412
Data processing expense	34,942	24,280	19,032
Merger expense	49,594	1,886	711
Other operating expenses:
Advertising	7,974	4,855	3,999
Amortization of intangibles	8,853	5,683	5,844
Electronic banking expense	13,632	9,817	8,477
Directors' fees	1,491	1,614	1,624
Due from bank service charges	1,255	1,044	975
FDIC and state assessment	8,428	5,472	6,494
Hurricane expense	176	—	—
Insurance	3,705	3,118	3,018
Legal and accounting	9,401	3,703	4,222
Other professional fees	8,881	6,950	8,150
Operating supplies	3,120	1,915	1,988
Postage	2,078	1,283	1,283
Telephone	1,890	1,425	1,302
Other expense	27,905	18,086	17,904
Total other operating expenses	98,789	64,965	65,280
Total non-interest expense	$475,627	$298,517	$287,385
15. Employee Benefit Plans
401(k) and Employee Stock Ownership Plan
The Company has a combined 401(k) plan and employee stock ownership plan, named the Home BancShares, Inc. 401(k) and Employee Stock Ownership Plan, in which substantially all employees may participate. The Company matches employees’ contributions based on a percentage of salary contributed by participants. As of December 31, 2022, participants in the plan held approximately 1.3 million shares of the Company’s stock. These shares are allocated to the individual employees that have elected to own stock within the plan. While the plan also allows for discretionary employer contributions, no discretionary contributions were made for the years ended 2022, 2021 and 2020. The Company’s expense for the plan was approximately $3.1 million, $2.5 million and $2.3 million in 2022, 2021 and 2020, respectively, which is included in salaries and employee benefits expense.
Chairman’s Retirement Plan
On April 20, 2007, the Company’s Board of Directors approved a Chairman’s Retirement Plan for John W. Allison, the Company’s Chairman. The Chairman’s Retirement Plan provides a supplemental retirement benefit of $250,000 a year for 10 consecutive years or until Mr. Allison’s death, whichever occurs later. During 2011, Mr. Allison reached the age of 65 and became 100% vested in the plan. Therefore, he began receiving the supplemental retirement benefit due to him. He received $250,000 of this benefit during 2022, 2021 and 2020, respectively. An expense of $97,449, $109,140 and $119,935 was accrued for 2022, 2021 and 2020 for this plan, respectively.

16. Related Party Transactions
In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2022 and 2021, related party loans were approximately $76.5 million and $60.7 million, respectively. New loans and advances on prior commitments made to the related parties were $24.8 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively. Repayments of loans made by the related parties were $9.1 million and $6.1 million for the years ended December 31, 2022 and 2021, respectively.
At December 31, 2022 and 2021, directors, officers, and other related interest parties had demand, non-interest-bearing deposits of approximately $7.7 million and $1.8 million, respectively, savings and interest-bearing transaction accounts of approximately $10.9 million and $14.3 million, respectively, and time certificates of deposit of approximately $390,000 and $387,000, respectively.
During each of 2022, 2021 and 2020, rent expense totaling approximately $137,000, $143,000 and $115,000, respectively, was paid to related parties.
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
As of December 31, 2022, the balances of the right-of-use asset and lease liability were $42.9 million and $46.0 million, respectively. As of December 31, 2021, the balances of the right-of-use asset and lease liability were $39.6 million and $42.4 million, respectively. The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.
The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of December 31, 2022 and 2021:

December 31, 2022
2023	$8,332
2024	7,463
2025	6,739
2026	6,352
2027	5,821
Thereafter	24,591
Total future minimum lease payments	$59,298
Discount effect of cash flows	(13,344)
Present value of net future minimum lease payments	$45,954

December 31, 2021
2022	$7,714
2023	6,574
2024	6,001
2025	5,510
2026	5,389
Thereafter	24,999
Total future minimum lease payments	$56,187
Discount effect of cash flows	(13,778)
Present value of net future minimum lease payments	$42,409
Additional information (dollar amounts in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Lease expense:
Operating lease expense	$7,995	$7,857	$8,138
Short-term lease expense	3	6	35
Variable lease expense	873	1,028	1,056
Total lease expense	$8,871	$8,891	$9,229
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$8,128	$7,881	$8,030
Weighted-average remaining lease term	9.28	9.71	10.19
Weighted-average discount rate	3.41%	3.48%	3.61%
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
Although the Company has a diversified loan portfolio, at December 31, 2022 and 2021, commercial real estate loans represented 56.3% and 59.7% of total loans receivable, respectively, and 230.1% and 212.2% of total stockholders’ equity, respectively. Residential real estate loans represented 16.1% and 15.8% of total loans receivable and 66.0% and 56.3% of total stockholders’ equity at December 31, 2022 and 2021, respectively.
Approximately 79.7% of the Company’s total loans and 84.6% of the Company’s real estate loans as of December 31, 2022, are to borrowers whose collateral is located in Alabama, Arkansas, Florida, Texas and New York, the states in which the Company has its branch locations.
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
At December 31, 2022 and 2021, commitments to extend credit of $4.83 billion and $3.05 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2022 and 2021, is $184.6 million and $110.8 million, respectively.
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
Impaired loans - Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for credit losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for credit losses to require an increase, such increase is reported as a component of the provision for credit losses. The fair value of loans with specific allocated losses was $168.6 million and $280.0 million as of December 31, 2022 and 2021, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed $1.1 million and $380,000 of accrued interest receivable when impaired loans were put on non-accrual status during the years ended December 31, 2022 and 2021, respectively.
Foreclosed assets held for sale - Foreclosed assets held for sale are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of December 31, 2022 and 2021, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $546,000 and $1.6 million, respectively.
No foreclosed assets held for sale were remeasured during the year ended December 31, 2022. No foreclosed assets held for sale were remeasured during the year ended December 31, 2021. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.
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

	December 31, 2022
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$724,790	$724,790	1
Investment securities - available for sale	4,041,590	4,041,590	2
Investment securities - held-to-maturity	1,287,705	1,126,146	2
Loans receivable, net of impaired loans and allowance	13,929,892	14,240,833	3
Accrued interest receivable	103,199	103,199	1
FHLB, FRB & FNBB stock; other equity investments	215,952	215,952	3
Marketable equity securities	52,034	52,034	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$5,164,997	$5,164,997	1
Savings and interest-bearing transaction accounts	11,730,552	11,730,552	1
Time deposits	1,043,234	1,014,348	3
Securities sold under agreements to repurchase	131,146	131,146	1
FHLB and other borrowed funds	650,000	595,886	2
Accrued interest payable	10,622	10,622	1
Subordinated debentures	440,420	411,686	3

	December 31, 2021
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$3,650,315	$3,650,315	1
Investment securities - available for sale	3,119,807	3,119,807	2
Loans receivable, net of impaired loans and allowance	9,319,421	9,503,261	3
Accrued interest receivable	46,736	46,736	1
FHLB, FRB & FNBB stock; other equity investments	124,638	124,638	3
Marketable equity securities	17,110	17,110	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,127,878	$4,127,878	1
Savings and interest-bearing transaction accounts	9,251,805	9,251,805	1
Time deposits	880,887	901,280	3
Securities sold under agreements to repurchase	140,886	140,886	1
FHLB and other borrowed funds	400,000	401,362	2
Accrued interest payable	4,798	4,798	1
Subordinated debentures	371,093	374,894	3

21. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During 2022, the Company requested approximately $214.7 million in regular dividends from its banking subsidiary.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common equity Tier 1 ("CET1") and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2022, the Company meets all capital adequacy requirements to which it is subject.
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
Basel III became effective for the Company and its bank subsidiary on January 1, 2015. Basel III amended the prompt corrective action rules to incorporate a CET1 capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization is required to have at least a 4.5% CET1 risk-based capital ratio, a 4% Tier 1 leverage ratio, a 6% Tier 1 risk-based capital ratio and an 8% total risk-based capital ratio.
The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% CET1 risk-based capital ratio, a 5% Tier 1 leverage ratio, an 8% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. As of December 31, 2022, the Bank met the capital standards for a well-capitalized institution. The Company’s CET1 risk-based capital ratio, Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 12.91%, 10.86%, 12.91%, and 16.54%, respectively, as of December 31, 2022.

The Company’s actual capital amounts and ratios along with the Company’s bank subsidiary are presented in the following table.

	Actual		Minimum Capital Requirement –Basel III		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2022
Common equity Tier 1 capital ratios:
Home BancShares	$2,399,919	12.91%	$1,300,831	7.00%	N/A	N/A
Centennial Bank	2,408,756	13.00	1,297,352	7.00	1,204,684	6.50
Leverage ratios:
Home BancShares	$2,399,919	10.86%	$883,664	4.00%	N/A	N/A
Centennial Bank	2,408,756	10.93	881,464	4.00	1,101,831	5.00
Tier 1 capital ratios:
Home BancShares	$2,399,919	12.91%	$1,579,580	8.50%	N/A	N/A
Centennial Bank	2,408,756	13.00	1,575,356	8.50	1,482,688	8.00
Total risk-based capital ratios:
Home BancShares	$3,073,455	16.54%	$1,951,246	10.50%	N/A	N/A
Centennial Bank	2,640,992	14.25	1,946,021	10.50	1,853,354	10.00

As of December 31, 2021
Common equity Tier 1 capital ratios:
Home BancShares	$1,812,797	15.37%	$825,548	7.00%	N/A	N/A
Centennial Bank	1,859,093	15.82	822,608	7.00	763,850	6.50
Leverage ratios:
Home BancShares	$1,884,067	11.11%	$678,427	4.00%	N/A	N/A
Centennial Bank	1,859,093	10.97	677,883	4.00	847,353	5.00
Tier 1 capital ratios:
Home BancShares	$1,884,067	15.98%	$1,002,451	8.50%	N/A	N/A
Centennial Bank	1,859,093	15.82	998,881	8.50	940,123	8.00
Total risk-based capital ratios:
Home BancShares	$2,331,948	19.77%	$1,238,322	10.50%	N/A	N/A
Centennial Bank	2,006,814	17.08	1,233,697	10.50	1,174,950	10.00
22. Additional Cash Flow Information
In connection with the Happy acquisition, accounted for under ASC Topic 805, the Company acquired approximately $6.69 billion in assets, including $858.6 million in cash and cash equivalents, assumed $6.15 billion in liabilities, and issued approximately 42.4 million shares of its common stock valued at approximately $958.8 million as of April 1, 2022. In addition, the holders of certain Happy stock-based awards received approximately $3.7 million in cash in cancellation of such awards, for a total transaction value of approximately $962.5 million.
In connection with the LH-Finance acquisition, accounted for using the purchase method, the Company acquired approximately $409.1 million in assets, including $407.4 million in loans as of February 29, 2020, and paid $421.2 million in cash.

The following is summary of the Company’s additional cash flow information during the years ended December 31:

	2022	2021	2020
	(In thousands)
Interest paid	$115,046	$53,327	$95,483
Income taxes paid	86,583	98,320	77,838
Assets acquired by foreclosure	619	2,623	2,639
23. Condensed Financial Information (Parent Company Only)
Condensed Balance Sheets

	December 31,
(In thousands)	2022	2021
Assets
Cash and cash equivalents	$359,570	$291,585
Investment securities	57,912	18,254
Investments in wholly-owned subsidiaries	3,538,344	2,815,345
Investments in unconsolidated subsidiaries	—	2,201
Other assets	19,422	14,591
Total assets	$3,975,248	$3,141,976
Liabilities
Subordinated debentures	$440,420	$371,093
Other liabilities	8,466	5,162
Total liabilities	448,886	376,255
Stockholders' Equity
Common stock	2,034	1,637
Capital surplus	2,386,699	1,487,373
Retained earnings	1,443,087	1,266,249
Accumulated other comprehensive income	(305,458)	10,462
Total stockholders' equity	3,526,362	2,765,721
Total liabilities and stockholders' equity	$3,975,248	$3,141,976
Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2022	2021	2020
Income
Dividends from equity securities	$2,088	$646	$385
Dividends from banking subsidiary	216,086	286,712	183,711
Other (loss) income	(1,297)	7,234	(1,588)
Total income	216,877	294,592	182,508
Expenses	38,933	34,194	33,346
Income before income taxes and equity in undistributed net income of subsidiaries	177,944	260,398	149,162
Tax benefit for income taxes	10,752	7,161	8,589
Income before equity in undistributed net income of subsidiaries	188,696	267,559	157,751
Equity in undistributed net income of subsidiaries	116,566	51,462	56,697
Net income	$305,262	$319,021	$214,448

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities
Net income	$305,262	$319,021	$214,448
Items not requiring (providing) cash
Depreciation	—	—	216
Amortization	1,912	767	769
Share-based compensation	9,133	8,848	8,607
Decrease (increase) in value of equity securities	1,272	(7,178)	1,978
Gain on assets	—	—	(320)
Equity in undistributed income of subsidiaries	(116,566)	(51,462)	(56,697)
Changes in other assets	(4,149)	90	(628)
Changes in other liabilities	2,290	(76)	(307)
Net cash provided by operating activities	199,154	270,010	168,066
Cash flows from investing activities
Proceeds from sale of premises and equipment, net	—	—	1,841
Net cash proceeds from Happy Bancshares, Inc.	201,428	—	—
Purchases of equity securities	(49,975)	(13,276)	(15,015)
Proceeds from sale of equity securities	13,778	16,381	—
Redemptions of other investments	2,899	—	—
Net cash provided by (used in) investing activities	168,130	3,105	(13,174)
Cash flows from financing activities
Retirement of subordinated debentures	(300,000)	—	—
Proceeds from the issuance of subordinated debentures	296,324	—	—
Redemption of trust preferred securities	(96,499)	—	—
Proceeds from exercise of stock options	156	2,374	595
Repurchase of common stock	(70,856)	(44,480)	(25,689)
Dividends paid	(128,424)	(92,142)	(87,677)
Net cash used in financing activities	(299,299)	(134,248)	(112,771)
Increase in cash and cash equivalents	67,985	138,867	42,121
Cash and cash equivalents, beginning of year	291,585	152,718	110,597
Cash and cash equivalents, end of year	$359,570	$291,585	$152,718
24. Recent Accounting Pronouncements
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

In March 2020, the FASB issued ASU 2020-04,“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.
In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” The amendments in the update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in the update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in this Update do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.
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
In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." These amendments extend the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 was effective upon issuance.
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
Changes in Internal Control Over Financial Reporting
The Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer regularly review our internal controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2022 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
No items are reportable.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 20, 2023, to be filed pursuant to Regulation 14A.
Item 11. EXECUTIVE COMPENSATION
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 20, 2023, to be filed pursuant to Regulation 14A.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 20, 2023, to be filed pursuant to Regulation 14A, except as set forth below.

We currently maintain compensation plans, the Home BancShares, Inc. Amended and Restated 2006 Stock Option and Performance Incentive Plan, as amended, and the Home BancShares, Inc. 2022 Equity Incentive Plan, which provide for the issuance of stock-based compensation to directors, officers and other employees. These plans have been approved by the stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by the stockholders	2,970,516	$20.45	2,762,049
Equity compensation plans not approved by the stockholders	—	—	—
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 20, 2023, to be filed pursuant to Regulation 14A.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 20, 2023, to be filed pursuant to Regulation 14A.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
(a)    1 and 2. Financial Statements and any Financial Statement Schedules
The financial statements and financial statement schedules listed in the accompanying index to the consolidated financial statements and financial statement schedules are filed as part of this report.
3. Listing of Exhibits.

Exhibit No.
2.1
Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank, Happy Bancshares, Inc., and Happy State Bank, dated September 15, 2021 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed September 15, 2021)**

2.2
Amendment and Joinder Agreement, dated as of October 18, 2021, by and among Home BancShares, Inc., Centennial Bank, Happy Bancshares, Inc., Happy State Bank and HOMB Acquisition Sub III, Inc. (incorporated by reference to Appendix A of Home BancShares’s registration statement on Form S-4 (File No. 333-260446), as amended)

2.3
Second Amendment to Agreement and Plan of Merger, dated as of November 8, 2021, by and among Home BancShares, Inc., Centennial Bank, HOMB Acquisition Sub III, Inc., Happy Bancshares, Inc. and Happy State Bank (incorporated by reference to Appendix A of Home BancShares’s registration statement on Form S-4 (File No. 333-260446), as amended)

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

3.8	Seventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 19, 2013)
3.9	Eighth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares Current Report on Form 8-K filed on April 22, 2016)
3.10	Ninth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 23, 2019)
3.11	Amended and Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on January 28, 2021)
3.12	Amendment to the Amended and Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 22, 2022)
4.1	Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.12 of Home BancShares’s registration statement on Form S-3ASR (File No. 333-261495))
4.2	Description of Capital Stock of Home BancShares, Inc.*
4.3	Instruments defining the rights of security holders including indentures. Home BancShares hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of Home BancShares and its consolidated subsidiaries. No issuance of debt exceeds ten percent of the assets of Home BancShares and its subsidiaries on a consolidated basis.
10.1
Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on March 30, 2012) ^

10.2
Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 6, 2015) ^

10.3
Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 22, 2016) ^

10.4
Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 20, 2018) ^

10.5
Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.5 of Home BancShares’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed on May 7, 2018) ^

10.6
Home BancShares, Inc. 2022 Equity Incentive Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 4, 2022, as revised on March 7, 2022) ^

10.7
Form of Restricted Stock Agreement under the Home BancShares, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s registration statement on Form S-8 (File No. 333-264409)) ^

10.8
Form of Stock Option Agreement under the Home BancShares, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company’s registration statement on Form S-8 (File No. 333-264409)) ^

10.9
Form of Change in Control Agreement by and between Home BancShares, Inc., Centennial Bank and Executive Officer (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on August 10, 2020) ^

10.10
Executive Chairman Agreement by and between John W. Allison and Home BancShares, Inc., dated March 1, 2021 (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on March 5, 2021) ^

10.11
Employment Agreement by and between Mikel Williamson and Centennial Bank, effective April 1, 2022 (incorporated by reference to Exhibit 10.1 of Home BancShares’s Quarterly Report on Form 10-Q filed on August 9, 2022) ^

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
˄ Denotes a management contract or compensatory plan or arrangement.
Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCSHARES, INC.

	By:	/s/ John W. Allison
John W. Allison
Chairman, Chief Executive Officer and President
Date: February 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 24, 2023.

/s/ John W. Allison	/s/ Brian S. Davis	/s/ Milburn Adams
John W. Allison Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	Brian S. Davis Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	Milburn Adams Director

/s/ Robert H. Adcock, Jr.	/s/ Richard H. Ashley	/s/ Mike Beebe
Robert H. Adcock, Jr. Director	Richard H. Ashley Director	Mike Beebe Director

/s/ Jack E. Engelkes	/s/ Tracy M. French	/s/ Karen Garrett
Jack E. Engelkes Vice Chairman of the Board of Directors	Tracy M. French Director	Karen Garrett Director

/s/ James P. Hickman	/s/ James G. Hinkle	/s/ Alex R. Lieblong
James P. Hickman Director	James G. Hinkle Director	Alex R. Lieblong Director

/s/ Thomas J. Longe	/s/ Jim Rankin, Jr.	/s/ Larry W. Ross
Thomas J. Longe Director	Jim Rankin, Jr. Director	Larry W. Ross Director

/s/ Donna J. Townsell	/s/ Jennifer C. Floyd
Donna J. Townsell Director	Jennifer C. Floyd Chief Accounting Officer (Principal Accounting Officer)