Form 10-Q
period 2023-03-31
HOME BANCSHARES INC
filed 2023-05-05
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023
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
Common Stock Issued and Outstanding: 202,798,792 shares as of May 4, 2023.

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
•disruptions, uncertainties and related effects on credit quality, liquidity, other aspects of our business and our operations that may result from any future outbreaks of the COVID-19 pandemic;
•the ability to identify, complete and successfully integrate new acquisitions;
•the risk that expected cost savings and other benefits from acquisitions may not be fully realized or may take longer to realize than expected;
•diversion of management time on acquisition-related issues;
•the availability of and access to capital and liquidity on terms acceptable to us;
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
•potential increases in deposit insurance assessments, increased regulatory scrutiny, investment portfolio losses, or market disruptions resulting from financial challenges in the banking industry;

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
All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2023 and this Form 10-Q.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$250,841	$263,893
Interest-bearing deposits with other banks	437,213	460,897
Cash and cash equivalents	688,054	724,790
Investment securities — available-for-sale, at estimated fair value (amortized cost of $4,111,197 and $4,445,620 at March 31, 2023 and December 31, 2022, respectively)	3,772,138	4,041,590
Investment securities — held-to-maturity, net of allowance for credit losses of $2,005 at both March 31, 2023 and December 31, 2022	1,286,373	1,287,705
Total investment securities	5,058,511	5,329,295
Loans receivable	14,386,634	14,409,480
Allowance for credit losses	(287,169)	(289,669)
Loans receivable, net	14,099,465	14,119,811
Bank premises and equipment, net	402,094	405,073
Foreclosed assets held for sale	425	546
Cash value of life insurance	214,792	213,693
Accrued interest receivable	102,740	103,199
Deferred tax asset, net	193,334	209,321
Goodwill	1,398,253	1,398,253
Core deposit intangibles	55,978	58,455
Other assets	304,609	321,152
Total assets	$22,518,255	$22,883,588
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$4,945,729	$5,164,997
Savings and interest-bearing transaction accounts	11,392,566	11,730,552
Time deposits	1,107,171	1,043,234
Total deposits	17,445,466	17,938,783
Securities sold under agreements to repurchase	138,742	131,146
FHLB and other borrowed funds	650,000	650,000
Accrued interest payable and other liabilities	212,887	196,877
Subordinated debentures	440,275	440,420
Total liabilities	18,887,370	19,357,226
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2023 and 2022; shares issued and outstanding 203,168,141 in 2023 and 203,433,690 in 2022	2,032	2,034
Capital surplus	2,375,754	2,386,699
Retained earnings	1,509,400	1,443,087
Accumulated other comprehensive loss	(256,301)	(305,458)
Total stockholders’ equity	3,630,885	3,526,362
Total liabilities and stockholders’ equity	$22,518,255	$22,883,588
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
	(Unaudited)
Interest income:
Loans	$236,997	$129,442
Investment securities
Taxable	35,288	9,080
Tax-exempt	7,963	4,707
Deposits – other banks	4,685	1,673
Federal funds sold	6	1
Total interest income	284,939	144,903
Interest expense:
Interest on deposits	59,162	4,894
FHLB and other borrowed funds	6,190	1,875
Securities sold under agreements to repurchase	868	108
Subordinated debentures	4,124	6,878
Total interest expense	70,344	13,755
Net interest income	214,595	131,148
Provision for credit losses on loans	1,200	—
Total credit loss expense	1,200	—
Net interest income after credit loss expense	213,395	131,148
Non-interest income:
Service charges on deposit accounts	9,842	6,140
Other service charges and fees	11,875	7,733
Trust fees	4,864	574
Mortgage lending income	2,571	3,916
Insurance commissions	526	480
Increase in cash value of life insurance	1,104	492
Dividends from FHLB, FRB, FNBB & other	2,794	698
Gain on sale of SBA loans	139	95
Gain on sale of branches, equipment and other assets, net	7	16
Gain on OREO, net	—	478
Fair value adjustment for marketable securities	(11,408)	2,125
Other income	11,850	7,922
Total non-interest income	34,164	30,669
Non-interest expense:
Salaries and employee benefits	64,490	43,551
Occupancy and equipment	14,952	9,144
Data processing expense	8,968	7,039
Merger and acquisition expenses	—	863
Other operating expenses	26,234	16,299
Total non-interest expense	114,644	76,896
Income before income taxes	132,915	84,921
Income tax expense	29,953	20,029
Net income	$102,962	$64,892
Basic earnings per share	$0.51	$0.40
Diluted earnings per share	$0.51	$0.40
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In thousands)	2023	2022
	(Unaudited)
Net income	$102,962	$64,892
Net unrealized gain (loss) on available-for-sale securities	64,968	(155,715)
Other comprehensive gain (loss) before tax effect	64,968	(155,715)
Tax effect on other comprehensive income (loss)	(15,811)	40,696
Other comprehensive income (loss)	49,157	(115,019)
Comprehensive income (loss)	$152,119	$(50,127)
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

Three months ended March 31, 2023
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2023	$2,034	$2,386,699	$1,443,087	$(305,458)	$3,526,362
Comprehensive income:
Net income	—	—	102,962	—	102,962
Other comprehensive income	—	—	—	49,157	49,157
Net issuance of 66,451 shares of common stock from exercise of stock options	1	85	—	—	86
Repurchase of 590,000 shares of common stock	(6)	(13,534)	—	—	(13,540)
Share-based compensation net issuance of 258,000 shares of restricted common stock	3	2,504	—	—	2,507
Cash dividends – Common Stock, $0.18 per share	—	—	(36,649)	—	(36,649)
Balances at March 31, 2023 (unaudited)	$2,032	$2,375,754	$1,509,400	$(256,301)	$3,630,885
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
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2023	2022
	(Unaudited)
Operating Activities
Net income	$102,962	$64,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	7,722	5,092
Decrease (increase) in value of equity securities	11,408	(2,125)
Amortization of securities, net	3,835	6,759
Accretion of purchased loans	(3,172)	(3,089)
Share-based compensation	2,507	2,111
Gain on assets	(146)	(589)
Provision for credit losses - loans	1,200	—
Deferred income tax effect	176	2,380
Increase in cash value of life insurance	(1,104)	(492)
Originations of mortgage loans held for sale	(90,465)	(140,724)
Proceeds from sales of mortgage loans held for sale	66,655	139,101
Changes in assets and liabilities:
Accrued interest receivable	459	217
Other assets	(99)	(1,518)
Accrued interest payable and other liabilities	16,010	17,471
Net cash provided by operating activities	117,948	89,486
Investing Activities
Net decrease in loans, excluding purchased loans	43,894	25,579
Purchases of investment securities – available-for-sale	—	(137,261)
Purchases of investment securities - held-to-maturity	—	(498,930)
Proceeds from maturities of investment securities – available-for-sale	330,539	136,938
Proceeds from maturities of investment securities – held-to-maturity	1,378	—
Purchases of equity securities	—	(3,717)
Proceeds from sales of equity securities	—	13,778
Purchase (redemption) of other investments	5,239	(11,940)
Proceeds from foreclosed assets held for sale	157	964
Proceeds from sale of SBA loans	2,337	2,859
Purchases of premises and equipment, net	(2,404)	(2,067)
Purchase of marine loan portfolio	—	(242,617)
Net cash provided by (used in) investing activities	381,140	(716,414)
Financing Activities
Net (decrease) increase in deposits	(493,317)	320,364
Net decrease in securities sold under agreements to repurchase	7,596	10,265
Proceeds from issuance of subordinated debentures	—	296,444
Proceeds from exercise of stock options	86	130
Repurchase of common stock	(13,540)	(4,089)
Dividends paid on common stock	(36,649)	(27,043)
Net cash (used in) provided by financing activities	(535,824)	596,071
Net change in cash and cash equivalents	(36,736)	(30,857)
Cash and cash equivalents – beginning of year	724,790	3,650,315
Cash and cash equivalents – end of period	$688,054	$3,619,458
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
Interim financial information
The accompanying unaudited consolidated financial statements as of March 31, 2023 and 2022 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2022 Form 10-K, filed with the Securities and Exchange Commission.
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
•Multifamily
•Owner occupied commercial real estate
•Non-owner occupied commercial real estate
•Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•Consumer auto
•Other consumer
•Other consumer - SPF
Loans that do not share risk characteristics are evaluated on an individual basis. For these loans, excluding assisted living loans which are evaluated using a market price valuation methodology, where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral, net of estimated costs to sell, and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan, net of estimated costs to sell.
For loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty (which we define as "impaired" loans), an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. For loans that are not considered to be collateral dependent, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation if a specific reserve is not recorded.

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
Acquisition Accounting and Acquired Loans
The Company accounts for its acquisitions under FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations, which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. In accordance with FASB ASC 326, the Company records both a discount or premium and an allowance for credit losses on acquired loans. All purchased loans are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. These models utilize a peer group benchmark in order to determine the probability of default and loss given default to be used in the calculation. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses.
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

Revenue Recognition
ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The majority of our revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as our loans, letters of credit, investment securities and mortgage lending income, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our significant revenue-generating activities that are within the scope of ASC Topic 606, which are presented in our income statements as components of non-interest income are as follows:
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
Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net income	$102,962	$64,892
Average shares outstanding	203,456	163,787
Effect of common stock options	169	409
Average diluted shares outstanding	203,625	164,196
Basic earnings per share	$0.51	$0.40
Diluted earnings per share	$0.51	$0.40
The impact of anti-dilutive shares to the diluted earnings per share calculation was considered immaterial for the periods ended March 31, 2023 and 2022.
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
The Company has determined that the acquisition of the net assets of Happy constitutes a business combination as defined by the ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

	Happy Bancshares, Inc.
	Acquired from Happy	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$112,999	$(446)	$112,553
Interest-bearing deposits with other banks	746,031	—	746,031
Cash and cash equivalents	859,030	(446)	858,584
Investment securities - available-for-sale, net of allowance for credit losses	1,773,540	8,485	1,782,025
Total investment securities	1,773,540	8,485	1,782,025
Loans receivable	3,657,009	(4,389)	3,652,620
Allowance for credit losses	(42,224)	25,408	(16,816)
Loans receivable, net	3,614,785	21,019	3,635,804
Bank premises and equipment, net	153,642	(12,270)	141,372
Foreclosed assets held for sale	193	(77)	116
Cash value of life insurance	105,049	3	105,052
Accrued interest receivable	31,575	—	31,575
Deferred tax asset, net	32,908	(1,092)	31,816
Goodwill	130,428	(130,428)	—
Core deposit and other intangibles	10,672	31,591	42,263
Other assets	43,330	15,567	58,897
Total assets acquired	$6,755,152	$(67,648)	$6,687,504
Liabilities
Deposits
Demand and non-interest-bearing	$1,932,756	$67	$1,932,823
Savings and interest-bearing transaction accounts	3,519,652	—	3,519,652
Time deposits	401,899	903	402,802
Total deposits	5,854,307	970	5,855,277
FHLB and other borrowed funds	74,212	4,118	78,330
Accrued interest payable and other liabilities	50,889	(1,892)	48,997
Subordinated debentures	159,965	7,625	167,590
Total liabilities assumed	$6,139,373	$10,821	$6,150,194
Equity
Total equity assumed	615,779	(615,779)	—
Total liabilities and equity assumed	$6,755,152	$(604,958)	$6,150,194
Net assets acquired			537,310
Purchase price			962,538
Goodwill			$425,228

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:
Cash and due from banks, interest-bearing deposits with other banks and federal funds sold – The carrying amount of these assets was deemed a reasonable estimate of fair value based on the short-term nature of these assets.
Investment securities – Investment securities were acquired from Happy with an approximately $8.5 million adjustment to fair value based upon quoted market prices. Otherwise, the book value was deemed to approximate fair value.
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

The unaudited pro-forma combined consolidated financial information presents how the combined financial information of HBI and Happy might have appeared had the businesses actually been combined. The following schedule represents the unaudited pro forma combined financial information as of the three month period ended March 31, 2022, assuming the acquisition was completed as of January 1, 2021:

Three Months Ended March 31, 2022
(In thousands, except per share data)
Total interest income	$202,305
Total non-interest income	43,570
Net income available to all shareholders	85,823

Basic earnings per common share	$0.42
Diluted earnings per common share	0.42
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
3. Investment Securities
The following table summarizes the amortized cost and fair value of securities that are classified as available-for-sale and held-to-maturity are as follows:

	March 31, 2023
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$412,770	$—	$412,770	$2,689	$(18,324)	$397,135
Residential mortgage-backed securities	1,723,065	—	1,723,065	782	(175,923)	1,547,924
Commercial mortgage-backed securities	321,806	—	321,806	—	(17,860)	303,946
State and political subdivisions	1,011,609	(842)	1,010,767	1,409	(95,993)	916,183
Other securities	641,947	—	641,947	648	(35,645)	606,950
Total	$4,111,197	$(842)	$4,110,355	$5,528	$(343,745)	$3,772,138

	March 31, 2023
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,082	$—	$43,082	$—	$(2,080)	$41,002
Residential mortgage-backed securities	48,024	—	48,024	344	(435)	47,933
Commercial mortgage-backed securities	85,857	—	85,857	473	(1,000)	85,330
State and political subdivisions	1,111,415	(2,005)	1,109,410	199	(113,959)	995,650
Total	$1,288,378	$(2,005)	$1,286,373	$1,016	$(117,474)	$1,169,915

	December 31, 2022
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$682,316	$—	$682,316	$2,713	$(23,209)	$661,820
Residential mortgage-backed securities	1,759,025	—	1,759,025	71	(211,453)	1,547,643
Commercial mortgage-backed securities	339,206	—	339,206	—	(22,254)	316,952
State and political subdivisions	1,021,188	(842)	1,020,346	1,649	(115,698)	906,297
Other securities	643,885	—	643,885	346	(35,353)	608,878
Total	$4,445,620	$(842)	$4,444,778	$4,779	$(407,967)	$4,041,590

	December 31, 2022
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,017	$—	$43,017	$—	$(3,349)	$39,668
Residential mortgage-backed securities	49,088	—	49,088	24	(1,205)	47,907
Commercial mortgage-backed securities	85,912	—	85,912	107	(2,551)	83,468
State and political subdivisions	1,111,693	(2,005)	1,109,688	65	(154,650)	955,103
Total	$1,289,710	$(2,005)	$1,287,705	$196	$(161,755)	$1,126,146
The Company's available-for-sale portfolio includes investments in Pacific Western Bank with a par value of $7.5 million and Western Alliance Bancorporation with a par value of $12.0 million, as of March 31, 2023. These investments are included within the other securities classification.
Assets, principally investment securities, having a carrying value of approximately $2.79 billion and $2.35 billion at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $138.7 million and $131.1 million at March 31, 2023 and December 31, 2022, respectively.
The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at March 31, 2023, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$12,004	$11,990	$—	$—
Due after one year through five years	173,648	164,591	4,795	4,616
Due after five years through ten years	465,413	425,265	216,363	199,003
Due after ten years	1,413,761	1,316,921	933,339	833,033
Mortgage - backed securities: Residential	1,723,065	1,547,924	48,024	47,933
Mortgage - backed securities: Commercial	321,806	303,946	85,857	85,330
Other	1,500	1,501	—	—
Total	$4,111,197	$3,772,138	$1,288,378	$1,169,915
During the three months ended March 31, 2023 and 2022, no available-for-sale securities were sold.
The following table shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$42,873	$(833)	$151,099	$(17,491)	$193,972	$(18,324)
Residential mortgage-backed securities	286,471	(11,069)	1,165,292	(164,854)	1,451,763	(175,923)
Commercial mortgage-backed securities	89,739	(2,104)	214,207	(15,756)	303,946	(17,860)
State and political subdivisions	98,912	(3,167)	716,784	(92,826)	815,696	(95,993)
Other securities	349,014	(9,661)	194,082	(25,984)	543,096	(35,645)
Total	$867,009	$(26,834)	$2,441,464	$(316,911)	$3,308,473	$(343,745)
Held-to-maturity:
U.S. government-sponsored enterprises	$14,668	$(332)	$26,334	$(1,748)	$41,002	$(2,080)
Residential mortgage-backed securities	17,136	(435)	—	—	17,136	(435)
Commercial mortgage-backed securities	51,579	(1,000)	—	—	51,579	(1,000)
State and political subdivisions	33,899	(1,355)	953,987	(112,604)	987,886	(113,959)
Total	$117,282	$(3,122)	$980,321	$(114,352)	$1,097,603	$(117,474)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$315,531	$(3,056)	$128,527	$(20,153)	$444,058	$(23,209)
Residential mortgage-backed securities	817,351	(54,025)	717,587	(157,428)	1,534,938	(211,453)
Commercial mortgage-backed securities	212,050	(10,782)	89,979	(11,472)	302,029	(22,254)
State and political subdivisions	485,817	(50,484)	338,638	(65,214)	824,455	(115,698)
Other securities	424,700	(25,040)	73,556	(10,313)	498,256	(35,353)
Total	$2,255,449	$(143,387)	$1,348,287	$(264,580)	$3,603,736	$(407,967)
Held to maturity:
U.S. government-sponsored enterprises	$39,668	$(3,349)	$—	$—	$39,668	$(3,349)
Residential mortgage-backed securities	40,892	(1,205)	—	—	40,892	(1,205)
Commercial mortgage-backed securities	65,948	(2,551)	—	—	65,948	(2,551)
State and political subdivisions	955,563	(154,650)	—	—	955,563	(154,650)
Total	$1,102,071	$(161,755)	$—	$—	$1,102,071	$(161,755)
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
At March 31, 2023, the Company determined that the allowance for credit losses of $842,000 was adequate for the available-for-sale investment portfolio, and the $2.0 million allowance for credit losses for the held-to-maturity portfolio was also considered adequate. No additional provision for credit losses was considered necessary for the portfolio.

Available-for-Sale Investment Securities
	March 31, 2023	December 31, 2022
	(In thousands)
Allowance for credit losses:
Beginning balance	$842	$842
Provision for credit loss	—	—
Balance, March 31	$842	$842
Provision for credit loss		—
Balance, December 31, 2022		$842

Held-to-Maturity Investment Securities
	March 31, 2023		December 31, 2022
	State and Political Subdivisions	Other Securities	State and Political Subdivisions	Other Securities
Allowance for credit losses:	(In thousands)
Beginning balance	$(2,005)	$—	$—	$—
Provision for credit loss - acquired securities	—	—	—	—
Securities charged-off	—	—	—	—
Recoveries	—	—	—	—
Ending balance, March 31	$(2,005)	$—	$—	$—
Provision for credit loss			(2,005)	—
Balance, December 31, 2022			$(2,005)	$—
For the three months ended March 31, 2023, the Company had available-for-sale investment securities with approximately $316.9 million in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 30.4% of the principal balance from the Company’s investment portfolio will mature or are expected to pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
As of March 31, 2023, the Company's available-for-sale securities portfolio consisted of 1,621 investment securities, 1,353 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $343.7 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $18.3 million on 64 securities. The residential mortgage-backed securities portfolio contained $175.9 million of unrealized losses on 569 securities, and the commercial mortgage-backed securities portfolio contained $17.9 million of unrealized losses on 141 securities. The state and political subdivisions portfolio contained $96.0 million of unrealized losses on 468 securities. In addition, the other securities portfolio contained $35.6 million of unrealized losses on 111 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has determined that an additional provision for credit losses is not necessary as of March 31, 2023.
As of March 31, 2023, the Company's held-to-maturity securities portfolio consisted of 506 investment securities, 490 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $117.5 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $2.1 million on 5 securities. The state and political subdivisions portfolio contained $114.0 million of unrealized losses on 474 securities. The residential mortgage-backed securities portfolio contained 435,000 of unrealized losses on 4 securities, and the commercial mortgage-backed securities portfolio contained $1.0 million of unrealized losses on 7 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, the Company has determined that an additional provision for credit losses is not necessary as of March 31, 2023.

The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of March 31, 2023:

	State and Political Subdivisions	Other Securities	Total
	(In thousands)
Aaa/AAA	$234,631	$43,082	$277,713
Aa/AA	847,644	—	847,644
A	27,611	—	27,611
Not rated	1,529	—	1,529
Agency Backed	—	133,881	133,881
Total	$1,111,415	$176,963	$1,288,378
Income earned on securities for the three months ended March 31, 2023 and 2022, is as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Taxable
Available-for-sale	$27,798	$8,745
Held-to-maturity	7,490	335
Non-taxable
Available-for-sale	4,826	4,707
Held-to-maturity	3,137	—
Total	$43,251	$13,787
4. Loans Receivable
The various categories of loans receivable are summarized as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,524,125	$5,632,063
Construction/land development	2,160,514	2,135,266
Agricultural	342,814	346,811
Residential real estate loans
Residential 1-4 family	1,748,231	1,748,551
Multifamily residential	637,633	578,052
Total real estate	10,413,317	10,440,743
Consumer	1,173,325	1,149,896
Commercial and industrial	2,368,428	2,349,263
Agricultural	250,851	285,235
Other	180,713	184,343
Total loans receivable	14,386,634	14,409,480
Allowance for credit losses	(287,169)	(289,669)
Loans receivable, net	$14,099,465	$14,119,811

During the three months ended March 31, 2023, the Company sold $2.2 million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $139,000. During the three months ended March 31, 2022, the Company sold $2.8 million guaranteed portions of certain SBA loans, which resulted in a gain of $95,000.
Mortgage loans held for sale of approximately $103.7 million and $79.9 million at March 31, 2023 and December 31, 2022, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at March 31, 2023 and December 31, 2022 were not material.
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $136.2 million and $142.5 million in PCD loans, as of March 31, 2023 and December 31, 2022, respectively. This balance, as of March 31, 2023, consisted of $135.8 million resulting from the acquisition of Happy and $404,000 from the acquisition of LH-Finance.
A description of our accounting policies for loans, impaired loans and non-accrual loans are set forth in our 2022 Form 10-K filed with the SEC on February 24, 2023.
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
Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the input assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. The identified loss drivers by segment are included below as of both March 31, 2023 and December 31, 2022.

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
The combination of adjustments for credit expectations (default and loss) and time expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An allowance for credit loss is established for the difference between the instrument’s NPV and amortized cost basis.
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
During the period ended March 31, 2023, the Company recorded a $1.2 million provision for credit losses on loans. However, the Company determined that no additional provision was necessary for unfunded commitments as the current level of the reserve was considered adequate.
During the year ended December 31, 2022, the Company completed the acquisition of Happy. As a result, the Company recorded $4.4 million in net loan discounts and a $16.8 million increase in the allowance for credit losses related to PCD loans. In addition, the Company recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count" and an $11.4 million provision for credit losses on acquired unfunded commitments. In addition, the Company recorded a $5.0 million provision for credit losses on loans due to increased loan growth. However, the Company determined that no additional provision was necessary for unfunded commitments as the current level of the reserve was considered adequate.
The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$32,243	$93,848	$50,963	$89,354	$23,261	$289,669
Loans charged off	(25)	(73)	(59)	(3,006)	(1,125)	(4,288)
Recoveries of loans previously charged off	7	19	126	109	327	588
Net loans recovered (charged off)	(18)	(54)	67	(2,897)	(798)	(3,700)
Provision for credit losses	(1,053)	(6,816)	403	5,939	2,727	1,200
Balance, March 31	$31,172	$86,978	$51,433	$92,396	$25,190	$287,169

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2022 and the year ended December 31, 2022:

	Three Months Ended March 31, 2022 and Year Ended December 31, 2022
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$28,415	$87,218	$48,458	$53,062	$19,561	$236,714
Loans charged off	—	—	(250)	(1,416)	(644)	(2,310)
Recoveries of loans previously charged off	15	26	26	109	188	364
Net loans recovered (charged off)	15	26	(224)	(1,307)	(456)	(1,946)
Provision for credit loss - loans	(2,081)	8,632	(11,123)	737	3,835	—
Balance, March 31	26,349	95,876	37,111	52,492	22,940	234,768
Allowance for credit losses on PCD loans	950	9,283	980	5,596	7	16,816
Loans charged off	(1)	—	(196)	(8,357)	(6,403)	(14,957)
Recoveries of loans previously charged off	390	941	93	671	777	2,872
Net loans recovered (charged off)	389	941	(103)	(7,686)	(5,626)	(12,085)
Provision for credit loss - acquired loans	7,205	18,711	7,380	11,303	571	45,170
Provision for credit loss - loans	(2,650)	(30,963)	5,595	27,649	5,369	5,000
Balance, December 31	$32,243	$93,848	$50,963	$89,354	$23,261	$289,669
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$14,002	$8,383	$3,046
Construction/land development	4,555	—	6
Agricultural	463	—	—
Residential real estate loans
Residential 1-4 family	18,319	—	367
Multifamily residential	—	—	—
Total real estate	37,339	8,383	3,419
Consumer	2,733	—	23
Commercial and industrial	24,123	—	4,884
Agricultural & other	1,206	—	241
Total	$65,401	$8,383	$8,567

	December 31, 2022
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$12,219	$8,383	$1,844
Construction/land development	1,977	—	31
Agricultural	278	—	—
Residential real estate loans
Residential 1-4 family	18,083	—	1,374
Multifamily residential	—	—	—
Total real estate	32,557	8,383	3,249
Consumer	2,842	—	35
Commercial and industrial	14,920	—	6,300
Agricultural & other	692	—	261
Total	$51,011	$8,383	$9,845
The Company had $65.4 million and $51.0 million in nonaccrual loans for the periods ended March 31, 2023 and December 31, 2022, respectively. In addition, the Company had $8.6 million and $9.8 million in loans past due 90 days or more and still accruing for the periods ended March 31, 2023 and December 31, 2022, respectively.
The Company had $8.4 million in nonaccrual loans with a specific reserve as of both March 31, 2023 and December 31, 2022. The Company did not recognize any interest income on nonaccrual loans during the period ended March 31, 2023 or March 31, 2022.
The following table presents the amortized cost basis of impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) by class of loans as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$132,105	$—	$—
Construction/land development	4,560	—	—
Agricultural	463	—	—
Residential real estate loans
Residential 1-4 family	—	18,976	—
Multifamily residential	—	926	—
Total real estate	137,128	19,902	—
Consumer	—	—	2,767
Commercial and industrial	—	—	34,310
Agricultural & other	—	—	1,446
Total	$137,128	$19,902	$38,523

	December 31, 2022
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$162,268	$—	$—
Construction/land development	2,008	—	—
Agricultural	278	—	—
Residential real estate loans
Residential 1-4 family	—	20,832	—
Multifamily residential	—	969	—
Total real estate	164,554	21,801	—
Consumer	—	—	2,888
Commercial and industrial	—	—	30,334
Agricultural & other	—	—	1,527
Total	$164,554	$21,801	$34,749
The Company had $195.6 million and $221.1 million in impaired loans for the periods ended March 31, 2023 and December 31, 2022, respectively.
Loans that do not share risk characteristics are evaluated on an individual basis. For these loans, excluding assisted living loans which are evaluated using a market price valuation methodology, where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral, net of estimated costs to sell, and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan, net of estimated costs to sell.
The following is an aging analysis for loans receivable as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$31,407	$3,628	$17,048	$52,083	$5,472,042	$5,524,125	$3,046
Construction/land development	1,372	—	4,561	5,933	2,154,581	2,160,514	6
Agricultural	—	52	463	515	342,299	342,814	—
Residential real estate loans
Residential 1-4 family	6,149	330	18,686	25,165	1,723,066	1,748,231	367
Multifamily residential	476	—	—	476	637,157	637,633	—
Total real estate	39,404	4,010	40,758	84,172	10,329,145	10,413,317	3,419
Consumer	641	27	2,756	3,424	1,169,901	1,173,325	23
Commercial and industrial	1,637	1,096	29,007	31,740	2,336,688	2,368,428	4,884
Agricultural & other	623	22	1,447	2,092	429,472	431,564	241
Total	$42,305	$5,155	$73,968	$121,428	$14,265,206	$14,386,634	$8,567

	December 31, 2022
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,242	$2,117	$14,063	$20,422	$5,611,641	$5,632,063	$1,844
Construction/land development	4,042	1,892	2,008	7,942	2,127,324	2,135,266	31
Agricultural	1,469	193	278	1,940	344,871	346,811	—
Residential real estate loans
Residential 1-4 family	6,715	605	19,457	26,777	1,721,774	1,748,551	1,374
Multifamily residential	—	—	—	—	578,052	578,052	—
Total real estate	16,468	4,807	35,806	57,081	10,383,662	10,440,743	3,249
Consumer	950	539	2,877	4,366	1,145,530	1,149,896	35
Commercial and industrial	3,007	1,075	21,220	25,302	2,323,961	2,349,263	6,300
Agricultural and other	1,065	57	953	2,075	467,503	469,578	261
Total	$21,490	$6,478	$60,856	$88,824	$14,320,656	$14,409,480	$9,845
Non-accruing loans at March 31, 2023 and December 31, 2022 were $65.4 million and $51.0 million, respectively.
Interest recognized on impaired loans during the three months ended March 31, 2023 was approximately $1.8 million. Interest recognized on impaired loans during the three months ended March 31, 2022 was approximately $3.5 million. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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
The Company’s classified loans include loans in risk ratings 6, 7 and 8. Loans may be classified, but not considered collateral dependent, due to one of the following reasons: (1) The Company has established minimum dollar amount thresholds for credit loss testing. All loans over $2.0 million that are rated 5 – 8 are individually assessed for credit losses on a quarterly basis. Loans rated 5 – 8 that fall under the threshold amount are not individually tested for credit losses and therefore are not included in collateral dependent loans; (2) of the loans that are above the threshold amount and tested for credit losses after testing, some are considered to not be collateral dependent and are not included in collateral dependent loans.

Based on the most recent analysis performed, the risk category of loans by class of loans as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$236	$128	$55	$419
Risk rating 2	—	—	—	—	116	3,897	—	4,013
Risk rating 3	49,805	609,299	589,161	254,728	264,382	1,133,831	368,390	3,269,596
Risk rating 4	7,428	455,941	249,424	234,679	156,170	750,670	100,479	1,954,791
Risk rating 5	—	7,979	750	1,201	14,271	68,935	768	93,904
Risk rating 6	—	650	181	16,228	26,493	155,844	636	200,032
Risk rating 7	—	117	—	—	—	1,253	—	1,370
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	57,233	1,073,986	839,516	506,836	461,668	2,114,558	470,328	5,524,125
Construction/land development
Risk rating 1	$—	$—	$11	$—	$—	$—	$—	$11
Risk rating 2	98	392	—	—	—	204	—	694
Risk rating 3	82,561	473,350	248,405	81,144	48,000	50,803	77,279	1,061,542
Risk rating 4	6,229	383,970	448,309	50,117	35,213	27,504	135,529	1,086,871
Risk rating 5	—	—	—	—	287	1,193	—	1,480
Risk rating 6	—	1,018	1,306	1,230	842	5,520	—	9,916
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	88,888	858,730	698,031	132,491	84,342	85,224	212,808	2,160,514
Agricultural
Risk rating 1	$—	$1,723	$—	$—	$—	$—	$—	$1,723
Risk rating 2	253	—	2,021	—	—	—	—	2,274
Risk rating 3	27,968	48,779	37,167	32,191	16,105	40,356	6,128	208,694
Risk rating 4	110	18,286	24,576	19,487	8,360	43,169	4,771	118,759
Risk rating 5	—	—	—	—	320	603	—	923
Risk rating 6	—	—	2,972	1,441	4,971	1,057	—	10,441
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	28,331	68,788	66,736	53,119	29,756	85,185	10,899	342,814
Total commercial real estate loans	$174,452	$2,001,504	$1,604,283	$692,446	$575,766	$2,284,967	$694,035	$8,027,453
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$114	$39	$153
Risk rating 2	70	—	—	—	—	40	1	111
Risk rating 3	77,386	345,010	257,009	168,502	105,448	388,884	113,757	1,455,996
Risk rating 4	7,194	34,667	34,069	18,845	11,309	74,965	76,885	257,934
Risk rating 5	—	224	—	92	3,049	801	—	4,166
Risk rating 6	—	2,368	3,038	4,375	4,380	13,739	1,967	29,867
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	4	—	4
Total residential 1-4 family	84,650	382,269	294,116	191,814	124,186	478,547	192,649	1,748,231

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	2,123	44,742	61,211	44,871	33,569	65,733	6,744	258,993
Risk rating 4	307	44,792	104,447	153,355	8,241	21,546	1,368	334,056
Risk rating 5	—	—	—	31,604	—	10,923	—	42,527
Risk rating 6	—	—	—	—	292	1,765	—	2,057
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	2,430	89,534	165,658	229,830	42,102	99,967	8,112	637,633
Total real estate	$261,532	$2,473,307	$2,064,057	$1,114,090	$742,054	$2,863,481	$894,796	$10,413,317
Consumer
Risk rating 1	$1,289	$4,296	$3,469	$987	$493	$1,427	$1,518	$13,479
Risk rating 2	—	—	—	—	186	605	—	791
Risk rating 3	72,799	270,959	263,402	137,490	123,521	239,156	18,553	1,125,880
Risk rating 4	1,194	21,053	2,042	251	1,658	2,871	70	29,139
Risk rating 5	—	7	640	19	—	343	—	1,009
Risk rating 6	—	330	157	243	969	1,266	56	3,021
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	3	—	3	—	—	—	6
Total consumer	75,282	296,648	269,710	138,993	126,827	245,668	20,197	1,173,325
Commercial and industrial
Risk rating 1	$557	$1,510	$5,480	$260	$243	$21,281	$6,449	$35,780
Risk rating 2	47	1,460	254	24	163	225	651	2,824
Risk rating 3	96,850	299,023	115,784	76,607	70,709	211,722	243,567	1,114,262
Risk rating 4	39,190	64,120	103,244	68,084	78,227	107,399	539,277	999,541
Risk rating 5	—	80,927	6,651	138	1,234	88	75,296	164,334
Risk rating 6	38	9,508	7,130	1,692	4,178	23,231	3,403	49,180
Risk rating 7	—	—	—	—	—	2,507	—	2,507
Risk rating 8	—	—	—	—	—	—	—	—
Total commercial and industrial	136,682	456,548	238,543	146,805	154,754	366,453	868,643	2,368,428
Agricultural and other
Risk rating 1	$1	$186	$16	$115	$—	$92	$499	$909
Risk rating 2	301	139	31	—	2,339	100	467	3,377
Risk rating 3	37,910	56,134	35,260	28,500	3,975	54,210	108,756	324,745
Risk rating 4	1,183	6,468	10,917	1,594	1,468	11,010	49,315	81,955
Risk rating 5	—	—	4,670	204	—	593	11	5,478
Risk rating 6	701	12	467	257	10,891	1,202	1,570	15,100
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	40,096	62,939	51,361	30,670	18,673	67,207	160,618	431,564
Total	$513,592	$3,289,442	$2,623,671	$1,430,558	$1,042,308	$3,542,809	$1,944,254	$14,386,634

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$237	$—	$132	$85	$454
Risk rating 2	—	—	—	118	—	3,992	—	4,110
Risk rating 3	616,809	509,269	263,188	279,157	322,278	852,727	374,371	3,217,799
Risk rating 4	438,565	341,047	235,669	161,421	321,188	482,437	139,203	2,119,530
Risk rating 5	—	757	1,145	14,417	35,273	37,561	95	89,248
Risk rating 6	876	196	14,247	26,649	4,720	153,909	194	200,791
Risk rating 7	131	—	—	—	—	—	—	131
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	1,056,381	851,269	514,249	481,999	683,459	1,530,758	513,948	5,632,063
Construction/land development
Risk rating 1	$—	$11	$—	$—	$—	$—	$—	$11
Risk rating 2	682	—	—	—	—	210	—	892
Risk rating 3	421,774	283,546	83,631	48,350	19,340	34,910	75,797	967,348
Risk rating 4	354,852	512,541	58,368	79,924	11,520	43,634	65,960	1,126,799
Risk rating 5	—	—	30,987	310	—	1,140	—	32,437
Risk rating 6	612	—	574	751	3	5,839	—	7,779
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	777,920	796,098	173,560	129,335	30,863	85,733	141,757	2,135,266
Agricultural
Risk rating 1	$1,749	$—	$—	$—	$—	$—	$—	$1,749
Risk rating 2	—	2,048	—	—	—	—	—	2,048
Risk rating 3	61,725	43,356	32,895	16,475	10,326	37,892	5,996	208,665
Risk rating 4	18,870	25,252	20,532	8,706	3,154	42,886	4,755	124,155
Risk rating 5	—	—	—	326	—	603	—	929
Risk rating 6	—	1,630	1,623	4,972	—	1,040	—	9,265
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	82,344	72,286	55,050	30,479	13,480	82,421	10,751	346,811
Total commercial real estate loans	$1,916,645	$1,719,653	$742,859	$641,813	$727,802	$1,698,912	$666,456	$8,114,140
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$115	$40	$155
Risk rating 2	—	—	—	—	—	48	2	50
Risk rating 3	360,510	255,775	176,955	112,053	98,093	314,492	110,881	1,428,759
Risk rating 4	37,471	35,875	61,418	11,871	15,577	61,034	65,674	288,920
Risk rating 5	—	—	—	3,049	226	328	—	3,603
Risk rating 6	849	2,423	3,564	3,521	2,536	12,662	1,508	27,063
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	1	—	1
Total residential 1-4 family	398,830	294,073	241,937	130,494	116,432	388,680	178,105	1,748,551

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	38,830	37,566	14,127	33,813	13,098	60,117	6,534	204,085
Risk rating 4	43,478	101,282	182,850	8,284	11,934	11,779	1,201	360,808
Risk rating 5	—	—	—	—	3,142	7,897	—	11,039
Risk rating 6	—	—	—	302	—	1,818	—	2,120
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	82,308	138,848	196,977	42,399	28,174	81,611	7,735	578,052
Total real estate	$2,397,783	$2,152,574	$1,181,773	$814,706	$872,408	$2,169,203	$852,296	$10,440,743
Consumer
Risk rating 1	$5,332	$3,952	$1,134	$637	$552	$1,176	$1,467	$14,250
Risk rating 2	—	—	—	193	614	—	—	807
Risk rating 3	284,828	276,044	146,256	132,763	118,244	135,266	16,093	1,109,494
Risk rating 4	15,306	2,293	422	1,216	459	907	69	20,672
Risk rating 5	—	633	19	—	8	810	—	1,470
Risk rating 6	215	156	270	970	24	1,386	101	3,122
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	3	—	1	—	—	77	—	81
Total consumer	305,684	283,078	148,102	135,779	119,901	139,622	17,730	1,149,896
Commercial and industrial
Risk rating 1	$3,450	$7,692	$268	$264	$16	$21,298	$8,832	$41,820
Risk rating 2	1,590	305	27	198	—	226	781	3,127
Risk rating 3	301,063	126,312	80,636	73,360	71,964	112,017	253,111	1,018,463
Risk rating 4	70,862	120,618	69,963	89,975	81,389	48,496	568,795	1,050,098
Risk rating 5	83,272	14,762	159	1,408	6,815	185	75,891	182,492
Risk rating 6	4,842	2,539	11,204	4,193	5,769	16,559	3,554	48,660
Risk rating 7	—	—	—	—	4,316	202	85	4,603
Risk rating 8	—	—	—	—	—	—	—	—
Total commercial and industrial	465,079	272,228	162,257	169,398	170,269	198,983	911,049	2,349,263
Agricultural and other
Risk rating 1	$297	$266	$115	$—	$—	$95	$722	$1,495
Risk rating 2	140	78	—	2,338	34	115	1,661	4,366
Risk rating 3	85,707	36,004	30,546	4,725	7,986	46,748	131,760	343,476
Risk rating 4	7,627	13,591	2,598	1,671	1,710	8,766	69,179	105,142
Risk rating 5	—	8	204	—	—	593	745	1,550
Risk rating 6	—	58	157	11,137	304	949	944	13,549
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	93,771	50,005	33,620	19,871	10,034	57,266	205,011	469,578
Total	$3,262,317	$2,757,885	$1,525,752	$1,139,754	$1,172,612	$2,565,074	$1,986,086	$14,409,480

The following table presents gross write-offs by origination date as of March 31, 2023.

	March 31, 2023
	Gross Loan Write-Offs by Origination Year
	2023		2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$—	$—	$14	$56	$—	$70
Construction/land development	—		2	19	5	—	—	—	26
Agricultural	—		—	—	—	1	1	—	2
Residential real estate loans
Residential 1-4 family	—		5	6	5	5	33	5	59
Multifamily residential	—		—	—	—	—	—	—	—
Total real estate	—		7	25	10	20	90	5	157
Consumer	—		12	16	14	2	154	23	221
Commercial and industrial	—		5	574	391	3	2,026	1	3,000
Agricultural & other	901	*	1	5	1	—	1	1	910
Total	$901		$25	$620	$416	$25	$2,271	$30	$4,288
*The 2023 write-off consists entirely of overdrafts.

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$57,233	$1,073,986	$839,516	$505,576	$451,438	$1,994,261	$470,010	$5,392,020
Non-performing	—	—	—	1,260	10,230	120,297	318	132,105
Total non-farm/non-residential	57,233	1,073,986	839,516	506,836	461,668	2,114,558	470,328	5,524,125
Construction/land development
Performing	$88,888	$857,712	$696,384	$131,261	$83,849	$85,052	$212,808	$2,155,954
Non-performing	—	1,018	1,647	1,230	493	172	—	4,560
Total construction/ land development	88,888	858,730	698,031	132,491	84,342	85,224	212,808	2,160,514
Agricultural
Performing	$28,331	$68,788	$66,635	$53,119	$29,698	$84,881	$10,899	$342,351
Non-performing	—	—	101	—	58	304	—	463
Total agricultural	28,331	68,788	66,736	53,119	29,756	85,185	10,899	342,814
Total commercial real estate loans	$174,452	$2,001,504	$1,604,283	$692,446	$575,766	$2,284,967	$694,035	$8,027,453
Residential real estate loans
Residential 1-4 family
Performing	$84,650	$379,666	$292,377	$188,286	$120,702	$471,579	$191,995	$1,729,255
Non-performing	—	2,603	1,739	3,528	3,484	6,968	654	18,976
Total residential 1-4 family	84,650	382,269	294,116	191,814	124,186	478,547	192,649	1,748,231
Multifamily residential
Performing	$2,430	$89,534	$165,658	$229,830	$42,102	$99,041	$8,112	$636,707
Non-performing	—	—	—	—	—	926	—	926
Total multifamily residential	2,430	89,534	165,658	229,830	42,102	99,967	8,112	637,633
Total real estate	$261,532	$2,473,307	$2,064,057	$1,114,090	$742,054	$2,863,481	$894,796	$10,413,317
Consumer
Performing	$75,282	$296,409	$269,577	$138,734	$125,887	$244,528	$20,141	$1,170,558
Non-performing	—	239	133	259	940	1,140	56	2,767
Total consumer	75,282	296,648	269,710	138,993	126,827	245,668	20,197	1,173,325
Commercial and industrial
Performing	$136,682	$451,112	$234,302	$145,900	$150,896	$349,623	$865,603	$2,334,118
Non-performing	—	5,436	4,241	905	3,858	16,830	3,040	34,310
Total commercial and industrial	136,682	456,548	238,543	146,805	154,754	366,453	868,643	2,368,428
Agricultural and other
Performing	$40,096	$62,927	$50,937	$30,669	$18,631	$67,142	$159,716	$430,118
Non-performing	—	12	424	1	42	65	902	1,446
Total agricultural and other	40,096	62,939	51,361	30,670	18,673	67,207	160,618	431,564
Total	$513,592	$3,289,442	$2,623,671	$1,430,558	$1,042,308	$3,542,809	$1,944,254	$14,386,634

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$1,056,381	$851,269	$509,258	$456,196	$679,187	$1,403,874	$513,630	$5,469,795
Non-performing	—	—	4,991	25,803	4,272	126,884	318	162,268
Total non-farm/non-residential	1,056,381	851,269	514,249	481,999	683,459	1,530,758	513,948	5,632,063
Construction/land development
Performing	$777,309	$796,098	$172,987	$128,736	$30,860	$85,511	$141,757	$2,133,258
Non-performing	611	—	573	599	3	222	—	2,008
Total construction/land development	777,920	796,098	173,560	129,335	30,863	85,733	141,757	2,135,266
Agricultural
Performing	$82,344	$72,286	$55,050	$30,479	$13,480	$82,143	$10,751	$346,533
Non-performing	—	—	—	—	—	278	—	278
Total agricultural	82,344	72,286	55,050	30,479	13,480	82,421	10,751	346,811
Total commercial real estate loans	$1,916,645	$1,719,653	$742,859	$641,813	$727,802	$1,698,912	$666,456	$8,114,140
Residential real estate loans
Residential 1-4 family
Performing	$397,464	$292,100	$239,047	$127,250	$114,337	$380,210	$177,311	$1,727,719
Non-performing	1,366	1,973	2,890	3,244	2,095	8,470	794	20,832
Total residential 1-4 family	398,830	294,073	241,937	130,494	116,432	388,680	178,105	1,748,551
Multifamily residential
Performing	$82,308	$138,848	$196,977	$42,399	$28,174	$80,642	$7,735	$577,083
Non-performing	—	—	—	—	—	969	—	969
Total multifamily residential	82,308	138,848	196,977	42,399	28,174	81,611	7,735	578,052
Total real estate	$2,397,783	$2,152,574	$1,181,773	$814,706	$872,408	$2,169,203	$852,296	$10,440,743
Consumer
Performing	$305,620	$282,944	$147,820	$134,831	$119,877	$138,288	$17,628	$1,147,008
Non-performing	64	134	282	948	24	1,334	102	2,888
Total consumer	305,684	283,078	148,102	135,779	119,901	139,622	17,730	1,149,896
Commercial and industrial
Performing	$464,285	$267,719	$159,152	$165,733	$160,267	$194,162	$907,611	$2,318,929
Non-performing	794	4,509	3,105	3,665	10,002	4,821	3,438	30,334
Total commercial and industrial	465,079	272,228	162,257	169,398	170,269	198,983	911,049	2,349,263
Agricultural and other
Performing	$93,771	$50,001	$33,416	$19,818	$10,034	$56,631	$204,380	$468,051
Non-performing	—	4	204	53	—	635	631	1,527
Total agricultural and other	93,771	50,005	33,620	19,871	10,034	57,266	205,011	469,578
Total	$3,262,317	$2,757,885	$1,525,752	$1,139,754	$1,172,612	$2,565,074	$1,986,086	$14,409,480
The Company had approximately $6.2 million or 64 total revolving loans convert to term loans for the three months ended March 31, 2023 compared to $7.2 million or 39 total revolving loans convert to term loans for the three months ended March 31, 2022. These loans were considered immaterial for vintage disclosure inclusion.

The following table presents the amortized cost basis of modified loans by class and modification type at March 31, 2023. The percentage of modifications of loans that were modified to borrowers experiencing financial difficulty relative to the total period-end amortized cost basis of loans in each class of financing receivable is also presented below.

	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Combination Interest Rate Reduction and Term Extension	Combination Principal Reduction and Interest Rate Reduction	Post- Modification Outstanding Balance	Total Class of Loans Receivable

Real estate:
Commercial real estate loans
Non-farm/non-residential	$591	$—	$—	$1,346	$353	$—	$2,290	0.04%
Construction/land development	—	—	—	166	—	—	166	0.01%
Agricultural	—	—	—	—	—	—	—	—%
Residential real estate loans			—
Residential 1-4 family	182	517	—	70	259	—	1,028	0.06%
Multifamily residential	—	—	—	926	—	—	926	0.15%
Total real estate	773	517	—	2,508	612	—	4,410	0.04%
Consumer	—	—	1	11	—	7	19	—%
Commercial and industrial	36	60	69	668	74	2	909	0.04%
Agricultural & other	—	—	—	—	—	3	3	—%
Total	$809	$577	$70	$3,187	$686	$12	$5,341	0.04%
During the three-months ended March 31, 2023, the Company restructured approximately $52,000 in loans to three borrowers. The ending balance of these loans as of March 31, 2023, was $48,000. The Company considered the financial effect of these loan modifications to borrowers experiencing financial difficulty during the three-months ended March 31, 2023 immaterial for tabular disclosure inclusion.
The following table presents the amortized cost basis of loans that had a payment default during the three-months ended March 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	March 31, 2023
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Combination Interest Rate Reduction and Term Extension	Combination Principal Reduction and Interest Rate Reduction
	(Dollars in thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	—	$—	—	$—	$—	$—
Construction/land development	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	76	—	—	—	—	—
Total real estate	76	—	—	—	—	—
Consumer	—	—	1	—	—	7
Commercial and industrial	28	—	69	668	—	2
Agricultural & other	—	—	—	—	—	3
Total	$104	$—	$70	$668	$—	$12

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 11 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $1.3 million, and the ending balance as of March 31, 2023 was $854,000. The $854,000 balance consists of $810,000 of current loans, $7,000 of loans 30-89 days past due and $37,000 of loans past due 90 days or more.
Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses on loans is adjusted by the same amount. The defaults impact the loss rate by applicable loan pool for the quarterly CECL calculation. For loans for which a specific reserve is not recorded, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation if a specific reserve is not recorded.
The following is a presentation of total foreclosed assets as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$118	$118
Construction/land development	47	47
Residential real estate loans
Residential 1-4 family	260	260
Multifamily residential	—	121
Total foreclosed assets held for sale	$425	$546
6. Goodwill and Core Deposits and Other Intangibles
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Goodwill
Balance, beginning of period	$1,398,253	$973,025
Acquisition of Happy Bancshares	—	425,228
Balance, end of period	$1,398,253	$1,398,253

	March 31, 2023	December 31, 2022
	(In thousands)
Core Deposit Intangibles
Balance, beginning of period	$58,455	$25,045
Amortization expense	(2,477)	(1,421)
Balance, March 31	$55,978	23,624
Acquisition of Happy Bancshares		42,263
Amortization expense		(7,432)
Balance, end of year		$58,455

The carrying basis and accumulated amortization of core deposit intangibles at March 31, 2023 and December 31, 2022 were:

	March 31, 2023	December 31, 2022
	(In thousands)
Gross carrying basis	$128,888	$128,888
Accumulated amortization	(72,910)	(70,433)
Net carrying amount	$55,978	$58,455
Core deposit intangible amortization expense was approximately $2.5 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. The Company’s estimated amortization expense of core deposits intangibles for each of the years 2023 through 2027 is approximately: 2023 – $9.7 million; 2024 – $8.4 million; 2025 – $8.0 million; 2026– $7.8 million; 2027 – $6.6 million.
The carrying amount of the Company’s goodwill was $1.40 billion at both March 31, 2023 and December 31, 2022. Goodwill is tested annually for impairment during the fourth quarter or more often if events and circumstances indicate there may be an impairment. During the 2022 review, no impairment was found. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
7. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of March 31, 2023 and December 31, 2022, other assets were $304.6 million and $321.2 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $135.8 million and $135.3 million at March 31, 2023 and December 31, 2022, and are accounted for at cost.
The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $74.9 million and $80.6 million at March 31, 2023 and December 31, 2022, respectively. There were no transactions during the period that would indicate a material change in fair value.
Included in other assets are marketable equity securities held at the Holding Company which are accounted for under ASC Topic 321. These marketable equity securities were $40.6 million and $52.0 million at March 31, 2023 and December 31, 2022, respectively. The March 31, 2023 balance consisted primarily of investments in Pacific Western Bank and PNC Financial Services Group, Inc. The fair value of these investments were $15.5 million and $18.9 million, respectively, at March 31, 2023. The Company recorded $11.4 million in expense for the fair value adjustment for these marketable securities during the three months ended March 31, 2023.
8. Deposits
The aggregate amount of time deposits with a minimum denomination of $250,000 was $366.2 million and $333.2 million at March 31, 2023 and December 31, 2022, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $680.4 million and $639.3 million at March 31, 2023 and December 31, 2022, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $2.9 million and $764,000 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, brokered deposits were $484.5 million and $476.6 million, respectively.
Deposits totaling approximately $2.87 billion and $2.65 billion at March 31, 2023 and December 31, 2022, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
9. Securities Sold Under Agreements to Repurchase
At March 31, 2023 and December 31, 2022, securities sold under agreements to repurchase totaled $138.7 million and $131.1 million, respectively. For the three-month periods ended March 31, 2023 and 2022, securities sold under agreements to repurchase daily weighted-average totaled $134.9 million and $137.6 million, respectively.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2023 and December 31, 2022 is presented in the following table:

	March 31, 2023		December 31, 2022
	Overnight and Continuous	Total	Overnight and Continuous	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$5,747	$5,747	$5,322	$5,322
Mortgage-backed securities	5,146	5,146	5,153	5,153
State and political subdivisions	124,958	124,958	117,674	117,674
Other securities	2,891	2,891	2,997	2,997
Total borrowings	$138,742	$138,742	$131,146	$131,146
10. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $650.0 million at both March 31, 2023 and December 31, 2022. The Company had no other borrowed funds as of March 31, 2023 or December 31, 2022. At March 31, 2023, $50.0 million and $600.0 million of the outstanding balances were classified as short-term and long-term advances, respectively. At December 31, 2022, $50.0 million and $600.0 million of the outstanding balances were classified as short-term and long-term advances, respectively. The FHLB advances mature from 2023 to 2037 with fixed interest rates ranging from 2.26% to 4.84%. As noted above, expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
Additionally, the Company had $1.15 billion and $1.14 billion at March 31, 2023 and December 31, 2022, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at March 31, 2023 and December 31, 2022, respectively.
The parent company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at March 31, 2023 and December 31, 2022 was zero.
The Company had access to approximately $677.7 million in liquidity with the Federal Reserve Bank as of March 31, 2023. This consisted of $71.8 million available from the Discount Window and $605.9 million available through the Bank Term Funding Program ("BTFP"). As of March 31, 2023, the primary and secondary credit rates available through the Discount Window were 5.00% and 5.50%, respectively, and the BTFP rate was 4.85%. As of March 31, 2023, the balance on these available sources was zero.
11. Subordinated Debentures
Subordinated debentures at March 31, 2023 and December 31, 2022 consisted of the following components:

	As of March 31, 2023	As of December 31, 2022
	(In thousands)
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2020, due 2030, fixed rate of 5.50% during the first five years and at a floating rate of 534.5 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2025 without penalty	$143,075	$143,400
Subordinated notes, net of issuance costs, issued in 2022, due 2032, fixed rate of 3.125% during the first five years and at a floating rate of 182 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2027 without penalty	297,200	297,020
Total	$440,275	$440,420

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

12. Income Taxes
The following is a summary of the components of the provision for income taxes for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Current:
Federal	$24,740	$13,260
State	5,037	4,389
Total current	29,777	17,649
Deferred:
Federal	146	1,788
State	30	592
Total deferred	176	2,380
Income tax expense	$29,953	$20,029
The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Statutory federal income tax rate	21.00%	21.00%
Effect of non-taxable interest income	(0.78)	(1.22)
Stock compensation	0.39	0.50
State income taxes, net of federal benefit	2.49	4.13
Executive officer compensation & other	(0.56)	(0.82)
Effective income tax rate	22.54%	23.59%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$79,668	$80,232
Deferred compensation	5,071	7,817
Stock compensation	5,816	6,180
Non-accrual interest income	1,693	1,518
Real estate owned	103	103
Unrealized loss on investment securities, available-for-sale	85,767	98,587
Loan discounts	6,357	7,007
Tax basis premium/discount on acquisitions	774	1,222
Investments	28,884	28,523
Other	8,208	8,007
Gross deferred tax assets	222,341	239,196
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	3,393	4,252
Core deposit intangibles	14,676	14,755
FHLB dividends	2,892	2,681
Other	8,046	8,187
Gross deferred tax liabilities	29,007	29,875
Net deferred tax assets	$193,334	$209,321
The Company files income tax returns in the U.S. federal jurisdiction. The Company's income tax returns are open and subject to examinations from the 2019 tax year and forward. The Company's various state income tax returns are generally open from the 2019 and later tax return years based on individual state statute of limitations.
13. Common Stock, Compensation Plans and Other
Common Stock
The Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share.
The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation, as amended.
Stock Repurchases
During the first three months of 2023, the Company repurchased a total of 590,000 shares with a weighted-average stock price of $22.92 per share. Shares repurchased under the program as of March 31, 2023 since its inception total 21,349,866 shares. The remaining balance available for repurchase is 18,402,134 shares at March 31, 2023.

Stock Compensation Plans
On January 21, 2022, the Company’s Board of Directors adopted, and on April 21, 2022, the Company's shareholders approved, the Home BancShares, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan replaced the Company’s Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “2006 Plan” and, together with the 2022 Plan, the “Plans”), which expired on February 27, 2022. The purpose of the Plans is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of March 31, 2023, the maximum total number of shares of the Company’s common stock available for issuance under the 2022 Plan was 14,788,000 shares (representing 13,288,000 shares approved for issuance under the 2006 Plan plus 1,500,000 shares added upon adoption of the 2022 Plan). At March 31, 2023, the Company had 2,524,598 shares of common stock available for future grants and 5,408,114 shares of common stock reserved for issuance pursuant to the Plans.
The intrinsic value of the stock options outstanding and stock options vested at March 31, 2023 was $4.8 million and $4.6 million, respectively. The intrinsic value of stock options exercised during the three months ended March 31, 2023 was approximately $1.4 million. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $3.7 million as of March 31, 2023.
The table below summarizes the stock option transactions under the 2022 Plan at March 31, 2023 and December 31, 2022 and changes during the three-month period and year then ended:

	For the Three Months Ended March 31, 2023		For the Year Ended December 31, 2022
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	2,971	$20.45	3,015	$20.06
Granted	25	22.63	183	21.13
Forfeited/Expired	(5)	23.32	(96)	21.89
Exercised	(107)	9.29	(131)	11.30
Outstanding, end of period	2,884	20.88	2,971	20.45
Exercisable, end of period	1,973	19.95	1,837	18.89
Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. The weighted-average fair value of options granted during the three months ended March 31, 2023 was $5.37 per share. There were 25,000 options granted during the three months ended March 31, 2023. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.
The assumptions used in determining the fair value of the 2023 and 2022 stock option grants were as follows:

	For the Three Months Ended March 31, 2023	For the Year Ended December 31, 2022
Expected dividend yield	2.98%	3.14%
Expected stock price volatility	27.97%	31.18%
Risk-free interest rate	3.37%	2.82%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at March 31, 2023:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$14.00 to $15.99	100	1.8	$14.71	100	$14.71
$16.00 to $17.99	200	1.66	16.96	200	16.96
$18.00 to $19.99	892	2.54	18.48	879	18.47
$20.00 to $21.99	270	5.49	20.88	160	21.10
$22.00 to $23.99	1,331	5.41	23.21	564	23.16
$24.00 to $25.99	91	5.15	25.59	70	25.96
	2,884			1,973
The table below summarized the activity for the Company’s restricted stock issued and outstanding at March 31, 2023 and December 31, 2022 and changes during the period and year then ended:

	As of March 31, 2023	As of December 31, 2022
	(In thousands)
Beginning of year	1,381	1,231
Issued	261	409
Vested	(137)	(178)
Forfeited	(3)	(81)
End of period	1,502	1,381
Amount of expense for the three months and twelve months ended, respectively	$2,158	$7,646
Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $18.2 million as of March 31, 2023.

14. Non-Interest Expense
The table below shows the components of non-interest expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Salaries and employee benefits	$64,490	$43,551
Occupancy and equipment	14,952	9,144
Data processing expense	8,968	7,039
Merger and acquisition expenses	—	863
Other operating expenses:
Advertising	2,231	1,266
Amortization of intangibles	2,477	1,421
Electronic banking expense	3,330	2,538
Directors’ fees	460	404
Due from bank service charges	273	270
FDIC and state assessment	3,500	1,668
Insurance	889	770
Legal and accounting	1,088	797
Other professional fees	2,284	1,609
Operating supplies	738	754
Postage	501	306
Telephone	528	337
Other expense	7,935	4,159
Total other operating expenses	26,234	16,299
Total non-interest expense	$114,644	$76,896
15. Leases
The Company leases land and office facilities under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2044 and do not include renewal options based on economic factors that would have implied that continuation of the lease was reasonably certain. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally include real estate taxes and common area maintenance (“CAM”) charges in the rental payments. Short-term leases are leases having a term of twelve months or less. The Company does not separate nonlease components from the associated lease component of our operating leases. As a result, the Company accounts for these components as a single component since (i) the timing and pattern of transfer of the nonlease components and the associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company recognizes short term leases on a straight-line basis and does not record a related ROU asset and liability for such leases. In addition, equipment leases were determined to be immaterial and a related ROU asset and liability for such leases is not recorded.
As of March 31, 2023, the balances of the right-of-use asset and lease liability were $43.2 million and $46.2 million, respectively. As of December 31, 2022, the balances of the right-of-use asset and lease liability were $42.9 million and $46.0 million, respectively The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
2023	$6,695	$8,332
2024	8,016	7,463
2025	7,250	6,739
2026	6,872	6,352
2027	6,331	5,821
Thereafter	24,591	24,591
Total future minimum lease payments	$59,755	$59,298
Discount effect of cash flows	(13,567)	(13,344)
Present value of net future minimum lease payments	$46,188	$45,954
Additional information (dollar amounts in thousands):

	For the Three Months Ended
Lease expense:	March 31, 2023	March 31, 2022
Operating lease expense	$1,955	$1,822
Short-term lease expense	—	1
Variable lease expense	260	226
Total lease expense	$2,215	$2,049
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$2,023	$1,829
Weighted-average remaining lease term (in years)	8.84	9.51
Weighted-average discount rate	3.48%	3.41%
The Company currently leases three properties from three related parties. Total rent expense from the leases was $35,000, or 1.56%, of total lease expense and $35,000, or 1.78%, of total lease expense for the three months ended March 31, 2023 and 2022, respectively.
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
Although the Company has a diversified loan portfolio, at March 31, 2023 and December 31, 2022, commercial real estate loans represented 55.8% and 56.3% of total loans receivable, respectively, and 221.1% and 230.1% of total stockholders’ equity at March 31, 2023 and December 31, 2022, respectively. Residential real estate loans represented 16.6% and 16.1% of total loans receivable and 65.7% and 66.0% of total stockholders’ equity at March 31, 2023 and December 31, 2022, respectively.
Approximately 79.9% of the Company’s total loans and 85.1% of the Company’s real estate loans as of March 31, 2023, are to borrowers whose collateral is located in Alabama, Arkansas, Florida, Texas and New York, the states in which the Company has its branch locations.

During the period ended March 31, 2023, the Company recorded a $1.2 million provision for credit losses on loans. However, the Company determined that no additional provision was necessary for unfunded commitments as the current level of the reserve was considered adequate.
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
At March 31, 2023 and December 31, 2022, commitments to extend credit of $4.93 billion and $4.83 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2023 and December 31, 2022, was $184.9 million and $184.6 million, respectively.
The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.
18. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first three months of 2023, the Company requested approximately $89.6 million in regular dividends from its banking subsidiary.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, Tier 1 common equity Tier 1 ("CET1") and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2023, the Company meets all capital adequacy requirements to which it is subject.

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
Basel III became effective for the Company and its bank subsidiary on January 1, 2015. Basel III amended the prompt corrective action rules to incorporate a CET1 requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization is required to have at least a 4.5% CET1 risk-based capital ratio, a 4% Tier 1 leverage capital ratio, a 6% Tier 1 risk-based capital ratio and an 8% total risk-based capital ratio.
The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are: a 6.5% CET1 risk-based capital ratio, a 5% Tier 1 leverage capital ratio, an 8% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. As of March 31, 2023, the Bank met the capital standards for a well-capitalized institution. The Company’s CET1 risk-based capital ratio, Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 13.21%, 11.37%, 13.21%, and 16.84%, respectively, as of March 31, 2023.
19. Additional Cash Flow Information
The following is a summary of the Company’s additional cash flow information during the three-month periods ended:

	March 31,
	2023	2022
	(In thousands)
Interest paid	$71,697	$7,668
Income taxes paid	1,600	1,968
Assets acquired by foreclosure	16	—
20. Financial Instruments
Fair value is the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair values:

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
Available-for-sale securities – the Company's available-for-sale securities are considered to be Level 2 securities. The Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

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
Impaired loans – Impaired loans are carried at the net realizable value of the collateral or observable market price if the loan is collateral dependent. A portion of the allowance for credit losses is allocated to collateral dependent loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for credit losses to require an increase, such increase is reported as a component of the provision for credit losses. The fair value of loans with specific allocated losses was $126.5 million and $168.6 million as of March 31, 2023 and December 31, 2022, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $236,000 and $73,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended March 31, 2023 and 2022, respectively.
Foreclosed assets held for sale – Foreclosed assets held for sale are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of March 31, 2023 and December 31, 2022, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $425,000 and $546,000, respectively.
No foreclosed assets held for sale were remeasured during the three months ended March 31, 2023. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.
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

Fair Values of Financial Instruments
The following table presents the estimated fair values of the Company’s financial instruments. Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

	March 31, 2023
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$688,054	$688,054	1
Investment securities - available for sale	3,772,138	3,772,138	2
Investment securities - held-to-maturity	1,286,373	1,169,915	2
Loans receivable, net of impaired loans and allowance	13,926,998	13,815,264	3
Accrued interest receivable	102,740	102,740	1
FHLB, FRB & FNBB Bank stock; other equity investments	210,714	210,714	3
Marketable equity securities	40,626	40,626	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,945,729	$4,945,729	1
Savings and interest-bearing transaction accounts	11,392,566	11,392,566	1
Time deposits	1,107,171	1,083,401	3
Securities sold under agreements to repurchase	138,742	138,742	1
FHLB and other borrowed funds	650,000	609,610	2
Accrued interest payable	9,269	9,269	1
Subordinated debentures	440,275	400,925	3

	December 31, 2022
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$724,790	$724,790	1
Investment securities - available for sale	4,041,590	4,041,590	2
Investment securities - held-to-maturity	1,287,705	1,126,146	2
Loans receivable, net of impaired loans and allowance	13,929,892	13,723,865	3
Accrued interest receivable	103,199	103,199	1
FHLB, FRB & FNBB Bank stock; other equity investments	215,952	215,952	3
Marketable equity securities	52,034	52,034	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$5,164,997	$5,164,997	1
Savings and interest-bearing transaction accounts	11,730,552	11,730,552	1
Time deposits	1,043,234	1,014,348	3
Securities sold under agreements to repurchase	131,146	131,146	1
FHLB and other borrowed funds	650,000	595,886	2
Accrued interest payable	10,622	10,622	1
Subordinated debentures	440,420	411,686	3

21. Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (ASU 2022-06) defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2022-01"). The amendments in the update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in the update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in this Update do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings ("TDR") and Vintage Disclosures ("ASU 2022-02"). The amendments eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The amendments require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. Gross write-off information must be included in the vintage disclosures required for public business entities, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. ASU 2022-02 is effective for entities that have adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively. The Company adopted the guidance effective January 1, 2023 and elected to apply the amendments prospectively. The adoption did not have a significant impact on our financial position.
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. These amendments extend the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 was effective upon issuance.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
Results of Review of Interim Consolidated Financial Statements
We have reviewed the condensed consolidated balance sheet of Home BancShares, Inc. (“the Company”) and subsidiaries as of March 31, 2023, and the related condensed consolidated statements of income, comprehensive income (loss), stockholder’s equity, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Little Rock, Arkansas
May 5, 2023

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on February 24, 2023, which includes the audited financial statements for the year ended December 31, 2022. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of March 31, 2023, we had, on a consolidated basis, total assets of $22.52 billion, loans receivable, net of allowance for credit losses of $14.10 billion, total deposits of $17.45 billion, and stockholders’ equity of $3.63 billion.
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
Table 1: Key Financial Measures

	As of or for the Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except per share data)
Total assets	$22,518,255	$18,617,995
Loans receivable	14,386,634	10,052,714
Allowance for credit losses	(287,169)	(234,768)
Total deposits	17,445,466	14,580,934
Total stockholders’ equity	3,630,885	2,686,703
Net income	102,962	64,892
Basic earnings per share	0.51	0.40
Diluted earnings per share	0.51	0.40
Book value per share	17.87	16.41
Tangible book value per share (non-GAAP)(1)	10.71	10.32
Annualized net interest margin - FTE	4.37%	3.21%
Efficiency ratio	44.80	46.15
Efficiency ratio, as adjusted (non-GAAP)(2)	43.42	47.33
Return on average assets	1.84	1.43
Return on average common equity	11.70	9.58
(1)See Table 19 for the non-GAAP tabular reconciliation.
(2)See Table 23 for the non-GAAP tabular reconciliation.

Results of Operations for the Three Months Ended March 31, 2023 and 2022
Our net income increased $38.1 million, or 58.7%, to $103.0 million for the three-month period ended March 31, 2023, from $64.9 million for the same period in 2022. On a diluted earnings per share basis, our earnings were $0.51 per share for the three-month period ended March 31, 2023 compared to $0.40 per share for the three-month period ended March 31, 2022. The Company recorded a $1.2 million provision for credit losses for the quarter ended March 31, 2023. However, the Company determined that a provision for unfunded commitments was not necessary as of March 31, 2023 as the current level was considered adequate. During the three months ended March 31, 2023, the Company recorded $3.5 million in recoveries on historic losses and an $11.4 million decrease in the fair value of marketable securities.
Total interest income increased by $140.0 million, or 96.6%, and non-interest income increased by $3.5 million, or 11.4%. This was partially offset by a $56.6 million, or 411.4%, increase in total interest expense and a $37.7 million, or 49.1%, increase in non-interest expense. These fluctuations are primarily due to the acquisition of Happy Bancshares, Inc. ("Happy"), which we completed on April 1, 2022, and the rising rate environment. The increase in interest income resulted from a $107.6 million, or 83.1%, increase in loan interest income, a $29.5 million, or 213.7%, increase in investment income and a $3.0 million, or 180.0%, increase in interest income on deposits at other banks. The increase in non-interest income was primarily due to a $4.3 million, or 747.4%, increase in trust fees, a $4.1 million, or 53.6%, increase in other services charges and fees, a $3.9 million, or 49.6%, increase in other income, a $3.7 million, or 60.3%, increase in service charges on deposit accounts, and a $2.1 million, or 300.3%, increase in dividends from FHLB, FRB, FNBB and other. These increases were partially offset by a $13.5 million, or 636.8%, decrease in the fair value adjustment for marketable securities resulting from an $11.4 million decrease in the fair value of marketable securities, and a $1.3 million, or 34.3%, decrease in mortgage lending income. Included within other income was $3.5 million in recoveries on historic losses. The increase in interest expense was primarily due to a $54.3 million, or 1,108.9%, increase in interest on deposits and a $4.3 million, or 230.1%, increase in interest on FHLB and other borrowed funds which was partially offset by a $2.8 million, or 40.0%, decrease in interest on subordinated debentures. The increase in non-interest expense was due to a $20.9 million, or 48.1%, increase in salaries and employee benefits, a $9.9 million, or 61.0%, increase in other operating expenses, a $5.8 million, or 63.5%, increase in occupancy and equipment and a $1.9 million, or 27.4%, increase in data processing expense, partially offset by a decrease of $863,000 in merger and acquisition expenses. Income tax expense increased by $9.9 million, or 49.5%, during the quarter due to an increase in net income.
Our net interest margin increased from 3.21% for the three-month period ended March 31, 2022 to 4.37% for the three-month period ended March 31, 2023. The yield on interest earning assets was 5.79% and 3.55% for the three months ended March 31, 2023 and 2022, respectively, as average interest earning assets increased from $16.77 billion to $20.06 billion. The increase in average interest earning assets is primarily due to a $4.54 billion increase in average loans receivable and a $1.82 billion increase in average investment securities, largely resulting from the acquisition of Happy, partially offset by a $3.07 billion decrease in average interest-bearing balances due from banks. For the three months ended March 31, 2023 and 2022, we recognized $3.2 million and $3.1 million, respectively, in total net accretion for acquired loans and deposits. We recognized $2.1 million in event interest income for the three months ended March 31, 2023 compared to $1.4 million for the three months ended March 31, 2022 which increased the net interest margin by one basis point. The overall increase in the net interest margin was due to an increase in interest income due to an increase in both average earning assets at higher yields, which was partially offset by an increase in interest expense due to an increase in average interest-bearing liabilities at higher interest rates primarily as a result of the Happy acquisition and the current rising interest rate environment.
Our efficiency ratio was 44.80% for the three months ended March 31, 2023, compared to 46.15% for the same period in 2022. For the first quarter of 2023, our efficiency ratio, as adjusted (non-GAAP), was 43.42%, compared to 47.33% reported for the first quarter of 2022. (See Table 23 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 1.84% for the three months ended March 31, 2023, compared to 1.43% for the same period in 2022. (See Table 20 for the non-GAAP tabular reconciliation). Our annualized return on average common equity was 11.70% and 9.58% for the three months ended March 31, 2023, and 2022, respectively. (See Table 21 for the non-GAAP tabular reconciliation).

Financial Condition as of and for the Period Ended March 31, 2023 and December 31, 2022
Our total assets as of March 31, 2023 decreased $365.3 million to $22.52 billion from $22.88 billion reported as of December 31, 2022. The decrease in total assets is primarily due to $270.8 million decrease in investment securities resulting from paydowns and maturities during the first quarter of 2023. Cash and cash equivalents decreased $36.7 million, for the three months ended March 31, 2023. Our loan portfolio balance decreased to $14.39 billion as of March 31, 2023 from $14.41 billion at December 31, 2022. The decrease in loans was primarily due to $94.6 million of organic loan decline from our Centennial Commercial Finance Group franchise and $2.1 million in PPP loan decline, partially offset by $73.9 million organic loan growth in our remaining footprint. Total deposits decreased $493.3 million to $17.45 billion as of March 31, 2023 from $17.94 billion as of December 31, 2022. The decrease in deposits was primarily due to the runoff of deposits in the normal course of business during the first quarter of 2023 as a result of the current interest rate environment. Stockholders’ equity increased $104.5 million to $3.63 billion as of March 31, 2023, compared to $3.53 billion as of December 31, 2022. The $104.5 million increase in stockholders’ equity is primarily associated with the $103.0 million in net income for the three months ended March 31, 2023 and the $49.2 million in other comprehensive income, partially offset by the $36.6 million of shareholder dividends paid and stock repurchases of $13.5 million in 2023.
Our non-performing loans were $74.0 million, or 0.51% of total loans as of March 31, 2023, compared to $60.9 million, or 0.42% of total loans as of December 31, 2022. The allowance for credit losses as a percentage of non-performing loans decreased slightly to 388.23% as of March 31, 2023, from 475.99% as of December 31, 2022. Non-performing loans from our Arkansas franchise were $11.2 million at March 31, 2023 compared to $8.4 million as of December 31, 2022. Non-performing loans from our Florida franchise were $20.0 million at March 31, 2023 compared to $20.5 million as of December 31, 2022. Non-performing loans from our Texas franchise were $26.9 million at March 31, 2023 compared to $22.2 million as of December 31, 2022. Non-performing loans from our Alabama franchise were $390,000 at March 31, 2023 compared to $404,000 as of December 31, 2022. Non-performing loans from our Shore Premier Finance ("SPF") franchise were $2.1 million at March 31, 2023 compared to $2.3 million as of December 31, 2022. Non-performing loans from our Centennial Commercial Finance Group (“CFG”) franchise were $13.4 million at March 31, 2023 compared to $7.1 million as of December 31, 2022.
As of March 31, 2023, our non-performing assets increased to $74.5 million, or 0.33% of total assets, from $61.5 million, or 0.27% of total assets, as of December 31, 2022. Non-performing assets from our Arkansas franchise were $11.2 million at March 31, 2023 compared to $8.5 million as of December 31, 2022. Non-performing assets from our Florida franchise were $20.2 million at March 31, 2023 compared to $20.8 million as of December 31, 2022. Non-performing assets from our Texas franchise were $27.1 million at March 31, 2023 compared to $22.4 million as of December 31, 2022. Non-performing assets from our Alabama franchise were $390,000 at March 31, 2023 compared to $404,000 as of December 31, 2022. Non-performing assets from our SPF franchise were $2.1 million at March 31, 2023 compared to $2.3 million as of December 31, 2022. Non-performing assets from our CFG franchise were $13.4 million at March 31, 2023 compared to $7.1 million as of December 31, 2022.
The $13.4 million balance of non-accrual loans for our Centennial CFG market consists of four loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. Due to the condition of the four loans, partial charge-offs for a total of $2.0 million were taken on these loans during the three months ended March 31, 2023. The loans are not current on either principal or interest, and we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve. Any interest payments that are received will be applied to the principal balance.

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
Credit Losses. We account for credit losses in accordance with ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASC 326"). The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credits, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases.
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
•Multifamily
•Owner occupies commercial real estate
•Non-owner occupied commercial real estate
•Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•Consumer auto
•Other consumer
•Other consumer - SPF
Loans that do not share risk characteristics are evaluated on an individual basis. For these loans, excluding assisted living loans which are evaluated using a market price valuation methodology, where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral, net of estimated costs to sell, and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan, net of estimated costs to sell.
For loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty (which we define as "impaired" loans), an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. For loans that are not considered to be collateral dependent, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation if a specific reserve is not recorded.
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
Including the purchase accounting adjustments, as of the acquisition date, Happy had approximately $6.69 billion in total assets, $3.65 billion in loans and $5.86 billion in customer deposits. Happy formerly operated its banking business from 62 locations in Texas.
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
As of March 31, 2023, we had 223 branch locations. There were 76 branches in Arkansas, 78 branches in Florida, 63 branches in Texas, five branches in Alabama and one branch in New York City.

Results of Operations
For the three months ended March 31, 2023 and 2022
Our net income increased $38.1 million, or 58.7%, to $103.0 million for the three-month period ended March 31, 2023, from $64.9 million for the same period in 2022. On a diluted earnings per share basis, our earnings were $0.51 per share for the three-month period ended March 31, 2023 compared to $0.40 per share for the three-month period ended March 31, 2022. The Company recorded a $1.2 million provision for credit losses on loans for the quarter ended March 31, 2023. However, the Company determined that a provision for unfunded commitments was not necessary as of March 31, 2023 as the current level was considered adequate. During the three months ended March 31, 2023, the Company recorded $3.5 million in recoveries on historic losses and an $11.4 million decrease in the fair value of marketable securities.
Net Interest Income
Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (24.6735% for 2023 and 26.135% for 2022).
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the target rate seven times during 2022. First, on March 16, 2022, the target rate was increased to 0.25% to 0.50%. Second, on May 4, 2022, the target rate was increased to 0.75% to 1.00%. Third, on June 15, 2022, the target rate was increased to 1.50% to 1.75%. Fourth, on July 27, 2022, the target rate was increased to 2.25% to 2.50%. Fifth, on September 21, 2022, the target rate was increased to 3.00% to 3.25%. Sixth, on November 2, 2022, the target rate was increased to 3.75% to 4.00%. Seventh, on December 14, 2022, the target rate was increased to 4.25% to 4.50%. The Federal Reserve increased the target rate twice during the first quarter of 2023. First, on February 1, 2023, the target rate was increased to 4.50% to 4.75%, and second, on March 22, 2023, the target rate was increased to 4.75% to 5.00%.
Our net interest margin increased from 3.21% for the three-month period ended March 31, 2022 to 4.37% for the three-month period ended March 31, 2023. The yield on interest earning assets was 5.79% and 3.55% for the three months ended March 31, 2023 and 2022, respectively, as average interest earning assets increased from $16.77 billion to $20.06 billion. The increase in average interest earning assets is primarily due to a $4.54 billion increase in average loans receivable and a $1.82 billion increase in average investment securities, largely resulting from the acquisition of Happy, partially offset by a $3.07 billion decrease in average interest-bearing balances due from banks. For the three months ended March 31, 2023 and 2022, we recognized $3.2 million and $3.1 million, respectively, in total net accretion for acquired loans and deposits. We recognized $2.1 million in event interest income for the three months ended March 31, 2023 compared to $1.4 million for the three months ended March 31, 2022 which increased the net interest margin by one basis point. The overall increase in the net interest margin was due to an increase in interest income due to an increase in both average earning assets at higher yields, which was partially offset by an increase in interest expense due to an increase in average interest-bearing liabilities at higher interest rates primarily as a result of the Happy acquisition and the current rising interest rate environment.
Net interest income on a fully taxable equivalent basis increased $83.3 million, or 62.7%, to $216.2 million for the three-month period ended March 31, 2023, from $132.9 million for the same period in 2022. This increase in net interest income for the three-month period ended March 31, 2023 was the result of a $139.9 million increase in interest income, partially offset by a $56.6 million increase in interest expense, on a fully taxable equivalent basis. The $139.9 million increase in interest income was primarily the result of the higher level of average interest earning assets due to the acquisition of Happy during the second quarter of 2022 and the increasing interest rate environment. The increase in earning assets resulted in an increase in interest income of approximately $76.5 million, and the higher yield on earning assets resulted in an increase in interest income of approximately $63.5 million. The $56.6 million increase in interest expense is primarily the result of the increasing interest rate environment as well as the higher level of average interest bearing liabilities due to the acquisition of Happy during the second quarter of 2022. The higher rates on interest bearing liabilities resulted in an increase in interest expense of approximately $55.2 million, and the increase in interest bearing liabilities resulted in an increase in interest expense of approximately $1.4 million.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2023 and 2022, as well as changes in fully taxable equivalent net interest margin for the three months ended March 31, 2023 compared to the same period in 2022.
Table 2: Analysis of Net Interest Income

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Interest income	$284,939	$144,903
Fully taxable equivalent adjustment	1,628	1,738
Interest income – fully taxable equivalent	286,567	146,641
Interest expense	70,344	13,755
Net interest income – fully taxable equivalent	$216,223	$132,886
Yield on earning assets – fully taxable equivalent	5.79%	3.55%
Cost of interest-bearing liabilities	2.06	0.49
Net interest spread – fully taxable equivalent	3.73	3.06
Net interest margin – fully taxable equivalent	4.37	3.21
Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended March 31,
2023 vs. 2022
(In thousands)
Increase in interest income due to change in earning assets	$76,466
Increase in interest income due to change in earning asset yields	63,460
Increase in interest expense due to change in interest-bearing liabilities	(1,355)
Increase in interest expense due to change in interest rates paid on interest-bearing liabilities	(55,234)
Increase in net interest income	$83,337

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three months ended March 31, 2023 and 2022, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2023			2022
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$426,051	$4,685	4.46%	$3,497,894	$1,673	0.19%
Federal funds sold	474	6	5.13	1,751	1	0.23
Investment securities – taxable	3,867,737	35,288	3.70	2,486,401	9,080	1.48
Investment securities – non-taxable	1,289,564	9,482	2.98	850,722	6,284	3.00
Loans receivable	14,474,072	237,106	6.64	9,937,993	129,603	5.29
Total interest-earning assets	20,057,898	286,567	5.79%	16,774,761	146,641	3.55%
Non-earning assets	2,637,957			1,618,314
Total assets	$22,695,855			$18,393,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$11,579,329	$54,857	1.92%	$9,363,793	3,873	0.17%
Time deposits	1,072,094	4,305	1.63	854,593	1,021	0.48
Total interest-bearing deposits	12,651,423	59,162	1.90	10,218,386	4,894	0.19
Federal funds purchased	—	—	—	—	—	—
Securities sold under agreement to repurchase	134,934	868	2.61	137,565	108	0.32
FHLB and other borrowed funds	651,111	6,190	3.86	400,000	1,875	1.90
Subordinated debentures	440,346	4,124	3.80	611,888	6,878	4.56
Total interest-bearing liabilities	13,877,814	70,344	2.06%	11,367,839	13,755	0.49%
Non-interest-bearing liabilities
Non-interest-bearing deposits	5,043,219			4,155,894
Other liabilities	205,230			121,362
Total liabilities	19,126,263			15,645,095
Stockholders’ equity	3,569,592			2,747,980
Total liabilities and stockholders’ equity	$22,695,855			$18,393,075
Net interest spread			3.73%			3.06%
Net interest income and margin		$216,223	4.37%		$132,886	3.21%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three months ended March 31, 2023 compared to the same period in 2022, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Three Months Ended March 31,
	2023 over 2022
	Volume	Yield / Rate	Total
	(In thousands)
(Decrease) increase in:
Interest income:
Interest-bearing balances due from banks	$(2,710)	$5,722	$3,012
Federal funds sold	(1)	6	5
Investment securities – taxable	7,089	19,119	26,208
Investment securities – non-taxable	3,227	(29)	3,198
Loans receivable	68,861	38,642	107,503
Total interest income	76,466	63,460	139,926
Interest expense:
Interest-bearing transaction and savings deposits	1,128	49,856	50,984
Time deposits	320	2,964	3,284
Federal funds purchased	—	—	—
Securities sold under agreement to repurchase	(2)	762	760
FHLB borrowed funds	1,636	2,679	4,315
Subordinated debentures	(1,727)	(1,027)	(2,754)
Total interest expense	1,355	55,234	56,589
Increase (decrease) in net interest income	$75,111	$8,226	$83,337
Provision for Credit Losses
Credit Loss Expense: During the period ended March 31, 2023, the Company recorded a $1.2 million provision for credit losses on loans. However, the Company determined that no additional provision was necessary for unfunded commitments as the current level of the reserve was considered adequate.
Net charge-offs to average total loans was 0.10% for the three months ended March 31, 2023 compared to 0.08% for the three months ended March 31, 2022.
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
•Multifamily
•Owner occupied commercial real estate
•Non-owner occupied commercial real estate
•Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•Consumer auto
•Other consumer
•Other consumer - SPF
The allowance for credit losses for each segment is measured through the use of the discounted cash flow method. Loans evaluated individually that are considered to be collateral dependent are not included in the collective evaluation. For those loans that are classified as collateral dependent, an allowance is established when the discounted cash flows, collateral value or observable market price of the collateral dependent loan is lower than the carrying value of that loan. For loans for which a specific reserve is not recorded, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation if a specific reserve is not recorded.
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
At March 31, 2023, the Company determined that the allowance for credit losses of $842,000 was adequate for the available-for-sale investment portfolio, and the $2.0 million allowance for credit losses for the held-to-maturity portfolio was also considered adequate. No additional provision for credit losses was considered necessary for the portfolio.
Non-Interest Income
Total non-interest income was $34.2 million for the three months ended March 31, 2023, compared to $30.7 million for the same period in 2022. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending income, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.

Table 6 measures the various components of our non-interest income for the three months ended March 31, 2023 and 2022.
Table 6: Non-Interest Income

	Three Months Ended March 31,		2023 Change from 2022
	2023	2022
	(Dollars in thousands)
Service charges on deposit accounts	$9,842	$6,140	$3,702	60.3%
Other service charges and fees	11,875	7,733	4,142	53.6
Trust fees	4,864	574	4,290	747.4
Mortgage lending income	2,571	3,916	(1,345)	(34.3)
Insurance commissions	526	480	46	9.6
Increase in cash value of life insurance	1,104	492	612	124.4
Dividends from FHLB, FRB, FNBB & other	2,794	698	2,096	300.3
Gain on sale of SBA loans	139	95	44	46.3
Gain on sale of branches, equipment and other assets, net	7	16	(9)	(56.3)
Gain on OREO, net	—	478	(478)	(100.0)
Gain on securities, net	—	—	—	0.0
Fair value adjustment for marketable securities	(11,408)	2,125	(13,533)	(636.8)
Other income	11,850	7,922	3,928	49.6
Total non-interest income	$34,164	$30,669	$3,495	11.4%
Non-interest income increased $3.5 million, or 11.4%, to $34.2 million for the three months ended March 31, 2023 from $30.7 million for the same period in 2022. The primary factors that resulted in this increase were the increases in service charges on deposit accounts, trust fees, other service charges and fees and other income. Other factors were changes related to increase in cash value of life insurance and dividends from FHLB, FRB, FNBB & other, partially offset by decreases in mortgage lending income and the fair value adjustment for marketable securities.
Additional details for the three months ended March 31, 2023 on some of the more significant changes are as follows:
•The $3.7 million increase in service charges on deposit accounts is primarily related to an increase in overdraft fees and service charge fees related to the acquisition of Happy.
•The $4.1 million increase in other service charges and fees is primarily related to an increase in Centennial CFG property finance loan fees and an increase in interchange fees related to the acquisition of Happy.
•The $4.3 million increase in trust fees is primarily related to an increase in trust fees resulting from the acquisition of Happy.
•The $1.3 million decrease in mortgage lending income is primarily related to a decrease in volume of secondary market loans from the higher volume of loans during 2022. The decrease in volume is due to the increase in interest rates.
•The $612,000 increase in cash value of life insurance is primarily related to the increase in bank owned life insurance resulting from the acquisition of Happy.
•The $2.1 million increase for dividends from FHLB, FRB, FNBB & other is primarily due to an increase in dividend income from marketable securities and an increase in dividends on FHLB and FRB stock holdings related to the acquisition of Happy.
•The $13.5 million decrease in the fair value adjustment for marketable securities is due to a reduction in the fair value of marketable securities held by the Company.
•The $3.9 million increase in other income is primarily due to $3.8 million of income for equity method investments and a $1.1 million increase in rental income related to the acquisition of Happy partially offset by a $1.2 million decrease in recoveries on historic losses.

Non-Interest Expense
Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.
Table 7 below sets forth a summary of non-interest expense for the three months ended March 31, 2023 and 2022.
Table 7: Non-Interest Expense

	Three Months Ended March 31,		2023 Change from 2022
	2023	2022
	(Dollars in thousands)
Salaries and employee benefits	$64,490	$43,551	$20,939	48.1%
Occupancy and equipment	14,952	9,144	5,808	63.5
Data processing expense	8,968	7,039	1,929	27.4
Merger and acquisition expenses	—	863	(863)	(100.0)
Other operating expenses:
Advertising	2,231	1,266	965	76.2
Amortization of intangibles	2,477	1,421	1,056	74.3
Electronic banking expense	3,330	2,538	792	31.2
Directors' fees	460	404	56	13.9
Due from bank service charges	273	270	3	1.1
FDIC and state assessment	3,500	1,668	1,832	109.8
Insurance	889	770	119	15.5
Legal and accounting	1,088	797	291	36.5
Other professional fees	2,284	1,609	675	42.0
Operating supplies	738	754	(16)	(2.1)
Postage	501	306	195	63.7
Telephone	528	337	191	56.7
Other expense	7,935	4,159	3,776	90.8
Total non-interest expense	$114,644	$76,896	$37,748	49.1%
Non-interest expense increased $37.7 million, or 49.1%, to $114.6 million for the three months ended March 31, 2023 from $76.9 million for the same period in 2022. The primary factor that resulted in this increase was the increase in salaries and employee benefits expense. Other factors were changes related to occupancy and equipment, data processing expense, advertising expenses, amortization of intangibles, electronic banking expenses, FDIC and state assessment expense, other professional fees and other expenses partially offset by the change in merger and acquisition expenses.
Additional details for the three months ended March 31, 2023 on some of the more significant changes are as follows:
•The $20.9 million increase in salaries and employee benefits expense is primarily due to the acquisition of Happy.
•The $5.8 million increase in occupancy and equipment expenses is primarily due to increases in depreciation on buildings, machinery and equipment; utility expenses; lease expense; equipment maintenance and repairs; janitorial expenses; property taxes and other occupancy expenses related to the acquisition of Happy.
•The $1.9 million increase in data processing expense is primarily due to increases in telecommunication fees, depreciation of equipment and software, software maintenance and software licensing subscriptions related to the acquisition of Happy.
•The $863,000 decrease in merger and acquisition expense is due to the costs associated with the acquisition of Happy being incurred during the first and second quarters of 2022.

•The $965,000 increase in advertising expense is related to the acquisition of Happy.
•The $1.1 million increase in amortization of intangibles is due to the acquisition of Happy.
•The $792,000 million increase in electronic banking expense is due to increased debit card processing fees and interchange network expenses resulting from the acquisition of Happy.
•The $1.8 million increase in FDIC and state assessment expense is primarily due to a two basis-point increase in assessment rate in the first quarter of 2023 implemented on large financial institutions to increase the FDIC reserves and the acquisition of Happy.
•The $675,000 increase in other professional fees is primarily related to the acquisition of Happy.
•The $3.8 million increase in other expenses is primarily related to the acquisition of Happy.
Income Taxes
Income tax expense increased $9.9 million, or 49.5%, to $30.0 million for the three-month period ended March 31, 2023, from $20.0 million for the same period in 2022. The effective income tax rate was 22.54% for the three months ended March 31, 2023, compared to 23.59% for the same periods in 2022. The marginal tax rate was 24.6735% and 26.135% 2023 and 2022, respectively.
Financial Condition as of and for the Period Ended March 31, 2023 and December 31, 2022
Our total assets as of March 31, 2023 decreased $365.3 million to $22.52 billion from $22.88 billion reported as of December 31, 2022. The decrease in total assets is primarily due to $270.8 million decrease in investment securities resulting from paydowns and maturities during the first quarter of 2023. Cash and cash equivalents decreased $36.7 million, for the three months ended March 31, 2023. Our loan portfolio balance decreased to $14.39 billion as of March 31, 2023 from $14.41 billion at December 31, 2022. The decrease in loans was primarily due to $94.6 million of organic loan decline from our Centennial Commercial Finance Group franchise and $2.1 million in PPP loan decline, partially offset by $73.9 million organic loan growth in our remaining footprint. Total deposits decreased $493.3 million to $17.45 billion as of March 31, 2023 from $17.94 billion as of December 31, 2022. The decrease in deposits was primarily due to the runoff of deposits in the normal course of business during the first quarter of 2023 as a result of the current interest rate environment. Stockholders’ equity increased $104.5 million to $3.63 billion as of March 31, 2023, compared to $3.53 billion as of December 31, 2022. The $104.5 million increase in stockholders’ equity is primarily associated with the $103.0 million in net income for the three months ended March 31, 2023 and the $49.2 million in other comprehensive income, partially offset by the $36.6 million of shareholder dividends paid and stock repurchases of $13.5 million in 2023.
Loan Portfolio
Loans Receivable
Our loan portfolio averaged $14.47 billion and $9.94 billion during the three months ended March 31, 2023 and 2022, respectively. Loans receivable were $14.39 billion and $14.41 billion as of March 31, 2023 and December 31, 2022, respectively.
From December 31, 2022 to March 31, 2023, the Company experienced a decline of approximately $22.8 million in loans. The decrease in loans was primarily due $94.6 million of organic loan decline from our Centennial Commercial Finance Group franchise and $2.1 million in PPP loan decline partially offset by $73.9 million organic loan growth in our remaining footprint. As of March 31, 2023, the Company had $5.3 million of PPP loans.
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, Texas, Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Texas, Alabama and New York. Loans receivable were approximately $3.17 billion, $3.90 billion, $3.70 billion, $165.3 million, $1.27 billion and $2.18 billion as of March 31, 2023 in Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG, respectively.
As of March 31, 2023, we had approximately $747.1 million of construction/land development loans which were collateralized by land. This consisted of approximately $81.6 million for raw land and approximately $665.5 million for land with commercial and/or residential lots.

Table 8 presents our loans receivable balances by category as of March 31, 2023 and December 31, 2022.
Table 8: Loans Receivable

	March 31, 2023	December 31, 2022
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$5,524,125	$5,632,063
Construction/land development	2,160,514	2,135,266
Agricultural	342,814	346,811
Residential real estate loans:
Residential 1-4 family	1,748,231	1,748,551
Multifamily residential	637,633	578,052
Total real estate	10,413,317	10,440,743
Consumer	1,173,325	1,149,896
Commercial and industrial	2,368,428	2,349,263
Agricultural	250,851	285,235
Other	180,713	184,343
Total loans receivable	$14,386,634	$14,409,480
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
As of March 31, 2023, commercial real estate loans totaled $8.03 billion, or 55.8%, of loans receivable, as compared to $8.11 billion, or 56.3%, of loans receivable, as of December 31, 2022. Commercial real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $2.00 billion, $2.45 billion, $2.19 billion, $74.6 million, zero and $1.32 billion at March 31, 2023, respectively.
Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 45.8% and 46.7% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of March 31, 2023, with the remaining 7.5% relating to condos and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of March 31, 2023, residential real estate loans totaled $2.39 billion, or 16.6%, of loans receivable, compared to $2.33 billion, or 16.1%, of loans receivable, as of December 31, 2022. Residential real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $489.1 million, $985.2 million, $602.6 million, $41.8 million, zero and $267.2 million at March 31, 2023, respectively.
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

As of March 31, 2023, consumer loans totaled $1.17 billion, or 8.2%, of loans receivable, compared to $1.15 billion, or 8.0%, of loans receivable, as of December 31, 2022. Consumer loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $37.8 million, $8.4 million, $22.3 million, $505,000, $1.10 billion and zero at March 31, 2023, respectively.
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
As of March 31, 2023, commercial and industrial loans totaled $2.37 billion, or 16.5%, of loans receivable, compared to $2.35 billion, or 16.3%, of loans receivable, as of December 31, 2022. Commercial and industrial loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $480.7 million, $404.1 million, $676.2 million, $44.5 million, $170.4 million and $592.6 million at March 31, 2023, respectively.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $136.2 million and $142.5 million in PCD loans, as of March 31, 2023 and December 31, 2022, respectively.

Table 9 sets forth information with respect to our non-performing assets as of March 31, 2023 and December 31, 2022. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 9: Non-performing Assets

	As of March 31, 2023	As of December 31, 2022
	(Dollars in thousands)
Non-accrual loans	$65,401	$51,011
Loans past due 90 days or more (principal or interest payments)	8,567	9,845
Total non-performing loans	73,968	60,856
Other non-performing assets
Foreclosed assets held for sale, net	425	546
Other non-performing assets	74	74
Total other non-performing assets	499	620
Total non-performing assets	$74,467	$61,476
Allowance for credit losses to non-accrual loans	439.09%	567.86%
Allowance for credit losses to non-performing loans	388.23	475.99
Non-accrual loans to total loans	0.45	0.35
Non-performing loans to total loans	0.51	0.42
Non-performing assets to total assets	0.33	0.27
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
Total non-performing loans were $74.0 million and $60.9 million as of March 31, 2023 and December 31, 2022, respectively. Non-performing loans at March 31, 2023 were $11.2 million, $20.0 million, $26.9 million, $390,000, $2.1 million and $13.4 million in the Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets, respectively.
The $13.4 million balance of non-accrual loans for our Centennial CFG market consists of four loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. Due to the condition of the four loans, partial charge-offs for a total of $2.0 million were taken on these loans during the three months ended March 31, 2023. The loans are not current on either principal or interest, and we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve. Any interest payments that are received will be applied to the principal balance.
Debt restructuring generally occurs when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our restructured loans that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. As of March 31, 2023, we had $3.3 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual. Our Florida market contains $1.2 million and our Arkansas market contains $2.1 million of these restructured loans.
A loan modification that might not otherwise be considered may be granted. These loans can involve loans remaining on non-accrual, moving to non-accrual, or continuing on an accrual status, depending on the individual facts and circumstances of the borrower. Generally, a non-accrual loan that is restructured remains on non-accrual for a period of nine months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can pay under the new terms and may result in the loan being returned to an accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan will remain in a non-accrual status.

The majority of the Bank’s restructured loans relate to real estate lending and generally involve reducing the interest rate, changing from a principal and interest payment to interest-only, lengthening the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At March 31, 2023, the amount of restructured loans was $5.3 million. As of March 31, 2023, 61.6% of all restructured loans were performing to the terms of the restructure.
Total foreclosed assets held for sale were $425,000 as of March 31, 2023, compared to $546,000 as of December 31, 2022 for a decrease of $121,000. The foreclosed assets held for sale as of March 31, 2023 are comprised of zero assets located in Arkansas, $260,000 located in Florida, $165,000 located in Texas and zero in Alabama, SPF and Centennial CFG.
Table 10 shows the summary of foreclosed assets held for sale as of March 31, 2023 and December 31, 2022.
Table 10: Foreclosed Assets Held For Sale

	As of March 31, 2023	As of December 31, 2022
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$118	$118
Construction/land development	47	47
Residential real estate loans
Residential 1-4 family	260	260
Multifamily residential	—	121
Total foreclosed assets held for sale	$425	$546
The Company considers a loan to be impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty comprise the classification of loans which we define as "impaired" loans. As of March 31, 2023 and December 31, 2022, impaired loans were $195.6 million and $221.1 million, respectively. The amortized cost balance for loans with a specific allocation decreased from $168.6 million to $126.5 million, and the specific allocation for impaired loans decreased by approximately $8.1 million for the period ended March 31, 2023 compared to the period ended December 31, 2022. As of March 31, 2023, our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets accounted for approximately $24.7 million, $124.3 million, $30.6 million, $390,000, $2.1 million and $13.4 million of the impaired loans, respectively.

Past Due and Non-Accrual Loans
Table 11 shows the summary of non-accrual loans as of March 31, 2023 and December 31, 2022:
Table 11: Total Non-Accrual Loans

	As of March 31, 2023	As of December 31, 2022
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$14,002	$12,219
Construction/land development	4,555	1,977
Agricultural	463	278
Residential real estate loans
Residential 1-4 family	18,319	18,083
Total real estate	37,339	32,557
Consumer	2,733	2,842
Commercial and industrial	24,123	14,920
Agricultural & other	1,206	692
Total non-accrual loans	$65,401	$51,011
If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.4 million and $407,000, respectively, would have been recorded for the three-month periods ended March 31, 2023 and 2022. The interest income recognized on non-accrual loans for the three months ended March 31, 2023 and 2022 was considered immaterial.
Table 12 shows the summary of accruing past due loans 90 days or more as of March 31, 2023 and December 31, 2022:
Table 12: Loans Accruing Past Due 90 Days or More

	As of March 31, 2023	As of December 31, 2022
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,046	$1,844
Construction/land development	6	31
Residential real estate loans
Residential 1-4 family	367	1,374
Total real estate	3,419	3,249
Consumer	23	35
Commercial and industrial	4,884	6,300
Other	241	261
Total loans accruing past due 90 days or more	$8,567	$9,845
Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.51% and 0.42% at March 31, 2023 and December 31, 2022, respectively.

Allowance for Credit Losses
Overview. The allowance for credit losses on loans receivable is a valuation account that is deducted from the loan’s amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
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
The allowance for credit losses is measured based on call report segment as these types of loans exhibit similar risk characteristics. The allowance for credit losses for each segment is measured through the use of the discounted cash flow method. Loans that do not share risk characteristics are evaluated on an individual basis. For these loans, excluding assisted living loans which are evaluated using a market price valuation methodology, where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral, net of estimated costs to sell, and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan, net of estimated costs to sell.
For loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty (which we define as "impaired" loans), an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. For loans that are not considered to be collateral dependent, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation if a specific reserve is not recorded.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies:
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses.
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
Specific Allocations. As a general rule, if a specific allocation is warranted, it is the result of a credit loss analysis of a previously classified credit or relationship. Typically, when it becomes evident through the payment history or a financial statement review that a loan or relationship is no longer supported by the cash flows of the asset and/or borrower and has become collateral dependent, we will use appraisals or other collateral analysis to determine if a specific allocation is needed. The amount or likelihood of loss on this credit may not yet be evident, so a charge-off would not be prudent. However, if the analysis indicates that a specific allocation is needed, then a specific allocation will be determined for this loan. This analysis is performed each quarter in connection with the preparation of the analysis of the adequacy of the allowance for credit losses, and if necessary, adjustments are made to the specific allocation provided for a particular loan.

For collateral dependent loans, we do not consider an appraisal outdated simply due to the passage of time. However, if an appraisal is older than 13 months and if market or other conditions have deteriorated and we believe that the current market value of the property is not within approximately 20% of the appraised value, we will consider the appraisal outdated and order either a new appraisal or an internal valuation report for the credit loss analysis. The recognition of any provision or related charge-off on a collateral dependent loan is either through annual credit analysis or, many times, when the relationship becomes delinquent. If the borrower is not current, we will update our credit and cash flow analysis to determine the borrower's repayment ability. If we determine this ability does not exist and it appears that the collection of the entire principal and interest is not likely, then the loan could be placed on non-accrual status. In any case, loans are classified as non-accrual no later than 105 days past due. If the loan requires a quarterly credit loss analysis, this analysis is completed in conjunction with the completion of the analysis of the adequacy of the allowance for credit losses. Any exposure identified through the credit loss analysis is shown as a specific reserve. If it is determined that a new appraisal or internal validation report is required, it is ordered and will be taken into consideration during completion of the next credit loss analysis.
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
When the amount or likelihood of a loss on a loan has been determined, a charge-off should be taken in the period it is determined. If a partial charge-off occurs, the quarterly credit loss analysis will determine if the loan is still collateral dependent, and thus continues to require a specific allocation.
The Company had $195.6 million and $221.1 million in impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) for the periods ended March 31, 2023 and December 31, 2022, respectively.
Loans Collectively Evaluated for Credit Loss. Loans receivable collectively evaluated for credit loss increased by approximately $58.2 million from $14.19 billion at December 31, 2022 to $14.25 billion at March 31, 2023. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for credit loss to the total loans collectively evaluated for credit loss was 1.85% and 1.82% at March 31, 2023 and December 31, 2022, respectively.
Charge-offs and Recoveries. Total charge-offs increased to $4.3 million for the three months ended March 31, 2023, compared to $2.3 million for the same period in 2022. Total recoveries were $588,000 and $364,000 for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, net charge-offs were $214,000 for Arkansas, $200,000 for Florida, $1.2 million for Texas, $6,000 for Alabama, $136,000 for SPF and $2.0 million for Centennial CFG. These equal a net charge-off position of $3.7 million.
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

Table 13 shows the allowance for credit losses, charge-offs and recoveries as of and for the three months ended March 31, 2023 and 2022.
Table 13: Analysis of Allowance for Credit Losses

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Balance, beginning of period	$289,669	$236,714
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	71	—
Construction/land development	25	—
Agricultural	2	—
Residential real estate loans:
Residential 1-4 family	59	250
Total real estate	157	250
Consumer	221	63
Commercial and industrial	3,006	1,416
Other	904	581
Total loans charged off	4,288	2,310
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	19	26
Construction/land development	7	15
Residential real estate loans:
Residential 1-4 family	118	26
Multifamily residential	8	—
Total real estate	152	67
Consumer	41	11
Commercial and industrial	109	109
Other	286	177
Total recoveries	588	364
Net loans charged off	3,700	1,946
Provision for credit loss - acquired loans	1,200	—
Balance, March 31	$287,169	$234,768
Net charge-offs to average loans receivable	0.10%	0.08%
Allowance for credit losses to total loans	2.00	2.34
Allowance for credit losses to net charge-offs	1,913.75	2,974.72

Table 14 presents the allocation of allowance for credit losses as of March 31, 2023 and December 31, 2022.
Table 14: Allocation of Allowance for Credit Losses

	As of March 31, 2023		As of December 31, 2022
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$85,504	38.3%	$92,197	39.1%
Construction/land development	31,172	15.0	32,243	14.8
Agricultural residential real estate loans	1,474	2.4	1,651	2.4
Residential real estate loans:
Residential 1-4 family	44,847	12.2	45,312	12.1
Multifamily residential	6,586	4.4	5,651	4.0
Total real estate	169,583	72.3	177,054	72.4
Consumer	22,705	8.2	20,907	8.0
Commercial and industrial	91,357	16.5	88,131	16.3
Agricultural	1,039	1.7	1,223	2.0
Other	2,485	1.3	2,354	1.3
Total	$287,169	100.0%	$289,669	100.0%
(1)Percentage of loans in each category to total loans receivable.
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 5.4 years as of March 31, 2023.
Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. We had $1.29 billion of held-to-maturity securities at both March 31, 2023 and December 31, 2022. At both March 31, 2023 and December 31, 2022, $1.11 billion, or 86.2%, was invested in obligations of state and political subdivisions. As of March 31, 2023, $43.1 million, or 3.3%, was invested in obligations of U.S. Government-sponsored enterprises, compared to $43.0 million, or 3.34%, as of December 31, 2022. We had $133.9 million, or 10.4%, invested in mortgage-backed securities as of March 31, 2023, compared to $135.0 million, or 10.5% as of December 31, 2022. The U.S. government-sponsored enterprises and mortgage-backed securities are guaranteed by the U.S. government.
Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive (loss) income. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $3.77 billion and $4.04 billion as March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, $1.85 billion, or 49.1%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $1.86 billion, or 46.1%, of our available-for-sale securities as of December 31, 2022. To reduce our income tax burden, $916.2 million, or 24.3%, of our available-for-sale securities portfolio as of March 31, 2023, were primarily invested in tax-exempt obligations of state and political subdivisions, compared to $906.3 million, or 22.4%, of our available-for-sale securities as of December 31, 2022. We had $397.1 million, or 10.5%, invested in obligations of U.S. Government-sponsored enterprises as of March 31, 2023, compared to $661.8 million, or 16.4%, of our available-for-sale securities as of December 31, 2022. Also, we had approximately $607.0 million, or 16.1%, invested in other securities as of March 31, 2023, compared to $608.9 million, or 15.1% of our available-for-sale securities as of December 31, 2022.
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
At March 31, 2023, the Company determined that the allowance for credit losses of $842,000 was adequate for the available-for-sale investment portfolio, and the $2.0 million allowance for credit losses for the held-to-maturity portfolio was also considered adequate. No additional provision for credit losses was considered necessary for the portfolio.
See Note 3 to the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.
Deposits
Our deposits averaged $17.69 billion for the three ended March 31, 2023. Our deposits averaged $14.37 billion for the three months ended March 31, 2022. Total deposits were $17.45 billion as of March 31, 2023, and $17.94 billion as of December 31, 2022. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
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
Table 15 reflects the classification of the brokered deposits as of March 31, 2023 and December 31, 2022.
Table 15: Brokered Deposits

	March 31, 2023	December 31, 2022
	(In thousands)
Insured Cash Sweep and Other Transaction Accounts	$484,487	$476,630
Total Brokered Deposits	$484,487	$476,630

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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the target rate seven times during 2022. First, on March 16, 2022, the target rate was increased to 0.25% to 0.50%. Second, on May 4, 2022, the target rate was increased to 0.75% to 1.00%. Third, on June 15, 2022, the target rate was increased to 1.50% to 1.75%. Fourth, on July 27, 2022, the target rate was increased to 2.25% to 2.50%. Fifth, on September 21, 2022, the target rate was increased to 3.00% to 3.25%. Sixth, on November 2, 2022, the target rate was increased to 3.75% to 4.00%. Seventh, on December 14, 2022, the target rate was increased to 4.25% to 4.50%. The Federal Reserve increased the target rate twice during the first quarter of 2023. First, on February 1, 2023, the target rate was increased to 4.50% to 4.75%, and second, on March 22, 2023, the target rate was increased to 4.75% to 5.00%.
Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three months ended March 31, 2023 and 2022.
Table 16: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2023		2022
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$5,043,219	—%	$4,155,894	—%
Interest-bearing transaction accounts	10,225,694	2.08	8,389,038	0.18
Savings deposits	1,353,635	0.76	974,755	0.06
Time deposits:
$100,000 or more	661,623	1.81	518,864	0.60
Other time deposits	410,471	1.34	335,729	0.31
Total	$17,694,642	1.36%	$14,374,280	0.14%
Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $7.6 million, or 5.8%, from $131.1 million as of December 31, 2022 to $138.7 million as of March 31, 2023.
FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $650.0 million at both March 31, 2023 and December 31, 2022. The Company had no other borrowed funds as of March 31, 2023 or December 31, 2022. At March 31, 2023, $50.0 million and $600.0 million of the outstanding balances were classified as short-term and long-term advances, respectively. At December 31, 2022, $50.0 million and $600.0 million of the outstanding balances were classified as short-term and long-term advances, respectively. The FHLB advances mature from 2023 to 2037 with fixed interest rates ranging from 2.26% to 4.84%. As noted above, expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
The Company had access to approximately $677.7 million in liquidity with the Federal Reserve Bank as of March 31, 2023. This consisted of $71.8 million available from the Discount Window and $605.9 million available through the Bank Term Funding Program ("BTFP"). As of March 31, 2023, the primary and secondary credit rates available through the Discount Window were 5.00% and 5.50%, respectively, and the BTFP rate was 4.85%. As of March 31, 2023, the balance on these available sources was zero. For further discussion of the Company's available sources of liquidity, see Item 3: Quantitative and Qualitative Disclosures about Market Risk.

Subordinated Debentures
Subordinated debentures were $440.3 million and $440.4 million as of March 31, 2023 and December 31, 2022, respectively.
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
Stockholders’ Equity
Stockholders’ equity increased $104.5 million to $3.63 billion as of March 31, 2023, compared to $3.53 billion as of December 31, 2022. The $104.5 million increase in stockholders’ equity is primarily associated with the $103.0 million in net income for the three months ended March 31, 2023 and the $49.2 million in other comprehensive income, partially offset by the $36.6 million of shareholder dividends paid and stock repurchases of $13.5 million in 2023. As of March 31, 2023 and December 31, 2022, our equity to asset ratio was 16.12% and 15.41%, respectively. Book value per share was $17.87 as of March 31, 2023, compared to $17.33 as of December 31, 2022, a 12.6% annualized increase.
Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.18 and $0.165 per share for the three months ended March 31, 2023 and 2022, respectively. The common stock dividend payout ratio for the three months ended March 31, 2023 and 2022 was 35.6% and 41.7%, respectively. On April 20, 2023, the Board of Directors declared a regular $0.18 per share quarterly cash dividend payable June 7, 2023, to shareholders of record May 17, 2023.

Stock Repurchase Program. During the first three months of 2023, the Company repurchased a total of 590,000 shares with a weighted-average stock price of $22.92 per share. Shares repurchased under the program as of March 31, 2023 since its inception total 21,349,866 shares. The remaining balance available for repurchase is 18,402,134 shares at March 31, 2023.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2023 and December 31, 2022, we met all regulatory capital adequacy requirements to which we were subject.
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

Table 17 presents our risk-based capital ratios on a consolidated basis as of March 31, 2023 and December 31, 2022.
Table 17: Risk-Based Capital

	As of March 31, 2023	As of December 31, 2022
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$3,630,885	$3,526,362
ASC 326 transitional period adjustment	16,246	24,369
Goodwill and core deposit intangibles, net	(1,453,793)	(1,456,270)
Unrealized loss on available-for-sale securities	256,301	305,458
Total common equity Tier 1 capital	2,449,639	2,399,919
Total Tier 1 capital	2,449,639	2,399,919
Tier 2 capital
Allowance for credit losses	287,169	289,669
ASC 326 transitional period adjustment	(16,246)	(24,369)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(38,150)	(32,184)
Qualifying allowance for credit losses	232,773	233,116
Qualifying subordinated notes	440,276	440,420
Total Tier 2 capital	673,049	673,536
Total risk-based capital	$3,122,688	$3,073,455
Average total assets for leverage ratio	$21,541,545	$22,091,588
Risk weighted assets	$18,546,971	$18,583,293
Ratios at end of period
Common equity Tier 1 capital	13.21%	12.91%
Leverage ratio	11.37	10.86
Tier 1 risk-based capital	13.21	12.91
Total risk-based capital	16.84	16.54
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00
As of the most recent notification from regulatory agencies, our bank subsidiary was “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” we, as well as our banking subsidiary, must maintain minimum CET1 capital, leverage, Tier 1 risk-based capital, and total risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that we believe have changed the bank subsidiary’s category.
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
In Table 18 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 18: Earnings, As Adjusted

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$102,962	$64,892
Pre-tax adjustments:
Merger and acquisition expenses	—	863
Fair value adjustment for marketable securities	11,408	(2,125)
Recoveries on historic losses	(3,461)	(3,288)
Total pre-tax adjustments	7,947	(4,550)
Tax-effect of adjustments(1)	1,961	(1,220)
Total adjustments after-tax (B)	5,986	(3,330)
Earnings, as adjusted (C)	$108,948	$61,562
Average diluted shares outstanding (D)	203,625	164,196
GAAP diluted earnings per share: A/D	$0.51	$0.40
Adjustments after-tax: B/D	0.03	(0.03)
Diluted earnings per common share excluding adjustments: C/D	$0.54	$0.37
(1) Blended statutory rate of 24.674% for 2023 and 26.135% for 2022.
We had $1.45 billion, $1.46 billion, and $996.6 million in total goodwill and core deposit intangibles as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity, return on average tangible equity excluding intangible amortization, and tangible equity to tangible assets are useful in evaluating our company. Management also believes return on average assets, as adjusted, return on average equity, as adjusted, and return on average tangible equity, as adjusted, are meaningful non-GAAP financial measures, as they exclude items such as certain non-interest income and expenses that management believes are not indicative of our primary business operating results. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 19 through 22, respectively.

Table 19: Tangible Book Value Per Share

	As of March 31, 2023	As of December 31, 2022
	(In thousands, except per share data)
Book value per share: A/B	$17.87	$17.33
Tangible book value per share: (A-C-D)/B	10.71	10.17
(A) Total equity	$3,630,885	$3,526,362
(B) Shares outstanding	203,168	203,434
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	55,978	58,455
Table 20: Return on Average Assets

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Return on average assets: A/D	1.84%	1.43%
Return on average assets, as adjusted: (A+C)/D	1.95	1.36
Return on average assets excluding intangible amortization: B/(D-E)	2.00	1.54
(A) Net income	$102,962	$64,892
Intangible amortization after-tax	1,866	1,049
(B) Earnings excluding intangible amortization	$104,828	$65,941
(C) Adjustments after-tax	$5,986	$(3,330)
(D) Average assets	22,695,855	18,393,075
(E) Average goodwill, core deposits and other intangible assets	1,455,423	997,338
Table 21: Return on Average Equity

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Return on average equity: A/D	11.70%	9.58%
Return on average common equity, as adjusted: (A+C)/D	12.38	9.09
Return on average tangible common equity: A/(D-E)	19.75	15.03
Return on average tangible equity excluding intangible amortization: B/(D-E)	20.11	15.28
Return on average tangible common equity, as adjusted: (A+C)/(D-E)	20.90	14.26
(A) Net income	$102,962	$64,892
(B) Earnings excluding intangible amortization	104,828	65,941
(C) Adjustments after-tax	5,986	(3,330)
(D) Average equity	3,569,592	2,747,980
(E) Average goodwill, core deposits and other intangible assets	1,455,423	997,338

Table 22: Tangible Equity to Tangible Assets

	As of March 31, 2023	As of December 31, 2022
	(Dollars in thousands)
Equity to assets: B/A	16.12%	15.41%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	10.33	9.66
(A) Total assets	$22,518,255	$22,883,588
(B) Total equity	3,630,885	3,526,362
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	55,978	58,455
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
Table 23: Efficiency Ratio, As Adjusted

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Net interest income (A)	$214,595	$131,148
Non-interest income (B)	34,164	30,669
Non-interest expense (C)	114,644	76,896
FTE Adjustment (D)	1,628	1,738
Amortization of intangibles (E)	2,477	1,421
Adjustments:
Non-interest income:
Fair value adjustment for marketable securities	$(11,408)	$2,125
Gain on OREO, net	—	478
Gain (loss) on branches, equipment and other assets, net	7	16
Recoveries on historic losses	3,461	3,288
Total non-interest income adjustments (F)	$(7,940)	$5,907
Non-interest expense:
Merger and acquisition expenses	—	863
Total non-core non-interest expense (G)	$—	$863
Efficiency ratio (reported): ((C-E)/(A+B+D))	44.80%	46.15%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	43.42	47.33
Recently Issued Accounting Pronouncements
See Note 21 to the Condensed Notes to Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Liquidity and Market Risk Management
At March 31, 2023, we held $2.74 billion in assets that could be used for liquidity purposes, which we refer to as net available internal liquidity. This balance consisted of $2.15 billion in unpledged investment securities which could be used for additional secured borrowing capacity, $407.2 million in cash on deposit with the Federal Reserve Bank ("FRB") and $185.9 million in other liquid cash accounts.
Consistent with our practice of maintaining access to significant external liquidity, we had $4.18 billion in net available sources of borrowed funds, which we refer to as net available external liquidity, as of March 31, 2023. This included $5.20 billion in total borrowing capacity with the Federal Home Loan Bank ("FHLB"), of which $1.80 billion has been drawn upon in the ordinary course of business, resulting in $3.40 billion in net available liquidity with the FHLB as of March 31, 2023. The $1.80 billion consisted of $650.0 million in outstanding FHLB advances and $1.15 billion used for pledging purposes. We also had access to approximately $677.7 million in liquidity with the FRB as of March 31, 2023. This consisted of $71.8 million available borrowing capacity from the Discount Window and $605.9 million available through the Bank Term Funding Program ("BTFP"). As of March 31, 2023, the Company also had access to $55.0 million from First National Bankers’ Bank ("FNBB"), and $45.0 million from other various external sources.
Overall, we had $6.92 billion net available liquidity as of March 31, 2023, which consisted of $2.74 billion of net available internal liquidity and $4.18 billion in net available external liquidity. Details on our available liquidity as of March 31, 2023 is available below.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unpledged investment securities (market value)	$2,150,186	$	$2,150,186
Cash at FRB	407,210	—	407,210
Other liquid cash accounts	185,943	—	185,943
Total Internal Liquidity	2,743,339	—	2,743,339
External Sources
FHLB	5,201,603	1,798,490	3,403,113
FRB Discount Window	71,755	—	71,755
BTFP (par value)	605,896	—	605,896
FNBB	55,000	—	55,000
Other	45,000	—	45,000
Total External Liquidity	5,979,254	1,798,490	4,180,764
Total Available Liquidity	$8,722,593	$1,798,490	$6,924,103

We have continued to limit our exposure to uninsured deposits and have been actively monitoring this in light of the current banking environment. As of March 31, 2023, we held approximately $7.89 billion in uninsured deposits of which $2.68 billion were collateralized deposits, for a net position of $5.21 billion. This represents approximately 29.9% of total deposits. In addition, net available liquidity exceeded uninsured and uncollateralized deposits by $1.72 billion.

(in thousands)	As of March 31, 2023
Uninsured Deposits	$7,892,121
Collateralized Deposits	2,683,804
Net Uninsured Position	5,208,317

Total Available Liquidity	6,924,103
Net Uninsured Position	5,208,317
Net Available Liquidity in Excess of Uninsured Deposits	$1,715,786

Subsequent to the end of the quarter, we made the decision to pledge additional investment securities with a market value of $761.5 million in order to increase our BTFP borrowing capacity by $825.5 million, which represents the par value of the pledged investment securities. This increased the net available liquidity exceeding uninsured deposits by $64.0 million.
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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At March 31, 2023, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 24 presents our sensitivity to net interest income as of March 31, 2023.
Table 24: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	8.55%
Up 100 basis points	4.58
Down 100 basis points	(4.83)
Down 200 basis points	(9.36)
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2023, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1: Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiaries are a party or of which any of their property is the subject.

Item 1A: Risk Factors
Except for the risk factor set forth below, there were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2022. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The failure of other financial institutions could adversely affect us, and we may incur losses on investments in other financial institutions.
The financial system is highly interrelated, including as a result of lending, trading, clearing, counterparty, and other relationships. We have exposure to and routinely execute transactions with a wide variety of financial institutions, including brokers, dealers, commercial banks, investment banks and other substantial participants. In addition, we currently hold and may in the future acquire additional investments in the debt or equity securities of other financial institutions. Some of the institutions or other participants with whom we transact business or in which we hold investments may experience instability due to financial challenges in the banking industry or may be perceived to be unstable. If any of these institutions or participants were to fail in meeting its obligations in full and on time, or were to enter bankruptcy, conservatorship, or receivership, the consequences could ripple throughout the financial system and may adversely affect our business, results of operations, financial condition, or prospects. Our investments in any such institutions could decline in value or become valueless, which could result in us incurring losses in our investment portfolio that may have a materially adverse effect our operating results. Further, our stock price may be negatively impacted by failures of other financial institutions and their effects on consumer and investor confidence, and we may experience increased deposit insurance premiums, increased regulatory scrutiny and other adverse effects on our business, profitability or financial condition as a result of these failures.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 through January 31, 2023	150,000	$22.67	150,000	18,842,134
February 1 through February 28, 2023	60,000	23.95	60,000	18,782,134
March 1 through March 31, 2023	380,000	22.85	380,000	18,402,134
Total	590,000		590,000
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
HOME BANCSHARES, INC.
(Registrant)

Date:	May 5, 2023	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	May 5, 2023	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	May 5, 2023	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer