Form 10-Q
period 2023-06-30
HOME BANCSHARES INC
filed 2023-08-04
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023
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
Common Stock Issued and Outstanding: 202,581,405 shares as of August 3, 2023.

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
•disruptions, uncertainties and related effects on credit quality, liquidity, other aspects of our business and our operations that may result from any future outbreaks of the COVID-19 pandemic or other public health crises;
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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$275,656	$263,893
Interest-bearing deposits with other banks	335,535	460,897
Cash and cash equivalents	611,191	724,790
Fed funds sold	1,550	—
Investment securities — available-for-sale, net of allowance for credit losses of $2,524 and $842 at June 30, 2023 and December 31, 2023, respectively (amortized cost of $4,033,776 and $4,445,620 at June 30, 2023 and December 31, 2022, respectively)	3,645,013	4,041,590
Investment securities — held-to-maturity, net of allowance for credit losses of $2,005 at both June 30, 2023 and December 31, 2022	1,285,150	1,287,705
Total investment securities	4,930,163	5,329,295
Loans receivable	14,180,972	14,409,480
Allowance for credit losses	(285,683)	(289,669)
Loans receivable, net	13,895,289	14,119,811
Bank premises and equipment, net	397,315	405,073
Foreclosed assets held for sale	725	546
Cash value of life insurance	213,090	213,693
Accrued interest receivable	101,066	103,199
Deferred tax asset, net	206,430	209,321
Goodwill	1,398,253	1,398,253
Core deposit intangibles	53,500	58,455
Other assets	317,857	321,152
Total assets	$22,126,429	$22,883,588
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$4,598,593	$5,164,997
Savings and interest-bearing transaction accounts	11,169,940	11,730,552
Time deposits	1,228,358	1,043,234
Total deposits	16,996,891	17,938,783
Securities sold under agreements to repurchase	160,349	131,146
FHLB and other borrowed funds	701,550	650,000
Accrued interest payable and other liabilities	173,426	196,877
Subordinated debentures	440,129	440,420
Total liabilities	18,472,345	19,357,226
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2023 and 2022; shares issued and outstanding 202,572,867 in 2023 and 203,433,690 in 2022	2,026	2,034
Capital surplus	2,366,560	2,386,699
Retained earnings	1,578,176	1,443,087
Accumulated other comprehensive loss	(292,678)	(305,458)
Total stockholders’ equity	3,654,084	3,526,362
Total liabilities and stockholders’ equity	$22,126,429	$22,883,588
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
	(Unaudited)
Interest income:
Loans	$243,152	$181,779	$480,149	$311,221
Investment securities
Taxable	34,751	20,941	70,039	30,021
Tax-exempt	7,932	7,725	15,895	12,432
Deposits – other banks	3,729	6,565	8,414	8,238
Federal funds sold	68	3	74	4
Total interest income	289,632	217,013	574,571	361,916
Interest expense:
Interest on deposits	70,147	10,729	129,309	15,623
Federal funds purchased	2	2	2	2
FHLB and other borrowed funds	6,596	1,896	12,786	3,771
Securities sold under agreements to repurchase	1,121	187	1,989	295
Subordinated debentures	4,123	5,441	8,247	12,319
Total interest expense	81,989	18,255	152,333	32,010
Net interest income	207,643	198,758	422,238	329,906
Provision for credit losses on loans	2,300	45,170	3,500	45,170
Provision for credit losses on unfunded commitments	—	11,410	—	11,410
Provision for credit losses on investment securities	1,683	2,005	1,683	2,005
Total credit loss expense	3,983	58,585	5,183	58,585
Net interest income after credit loss expense	203,660	140,173	417,055	271,321
Non-interest income:
Service charges on deposit accounts	9,231	10,084	19,073	16,224
Other service charges and fees	11,763	12,541	23,638	20,274
Trust fees	4,052	4,320	8,916	4,894
Mortgage lending income	2,650	5,996	5,221	9,912
Insurance commissions	518	658	1,044	1,138
Increase in cash value of life insurance	1,211	1,140	2,315	1,632
Dividends from FHLB, FRB, FNBB & other	2,922	3,945	5,716	4,643
Gain on sale of SBA loans	—	—	139	95
Gain on sale of branches, equipment and other assets, net	917	2	924	18
Gain on OREO, net	319	9	319	487
Fair value adjustment for marketable securities	783	(1,801)	(10,625)	324
Other income	15,143	7,687	26,993	15,609
Total non-interest income	49,509	44,581	83,673	75,250
Non-interest expense:
Salaries and employee benefits	64,534	65,795	129,024	109,346
Occupancy and equipment	14,923	14,256	29,875	23,400
Data processing expense	9,151	10,094	18,119	17,133
Merger and acquisition expenses	—	48,731	—	49,594
Other operating expenses	27,674	26,606	53,908	42,905
Total non-interest expense	116,282	165,482	230,926	242,378
Income before income taxes	136,887	19,272	269,802	104,193
Income tax expense	31,616	3,294	61,569	23,323
Net income	$105,271	$15,978	$208,233	$80,870
Basic earnings per share	$0.52	$0.08	$1.03	$0.44
Diluted earnings per share	$0.52	$0.08	$1.02	$0.44
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
	(Unaudited)
Net income	$105,271	$15,978	$208,233	$80,870
Net unrealized (loss) gain on available-for-sale securities	(48,042)	(146,888)	16,926	(302,603)
Other comprehensive (loss) gain before tax effect	(48,042)	(146,888)	16,926	(302,603)
Tax effect on other comprehensive (loss) income	11,665	35,540	(4,146)	76,236
Other comprehensive (loss) income	(36,377)	(111,348)	12,780	(226,367)
Comprehensive income (loss)	$68,894	$(95,370)	$221,013	$(145,497)
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2023
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balances at January 1, 2023	$2,034	$2,386,699	$1,443,087	$(305,458)	$3,526,362
Comprehensive income:
Net income	—	—	102,962	—	102,962
Other comprehensive income	—	—	—	49,157	49,157
Net issuance of 66,451 shares of common stock from exercise of stock options	1	85	—	—	86
Repurchase of 590,000 shares of common stock	(6)	(13,534)	—	—	(13,540)
Share-based compensation net issuance of 258,000 shares of restricted common stock	3	2,504	—	—	2,507
Cash dividends – Common Stock, $0.18 per share	—	—	(36,649)	—	(36,649)
Balances at March 31, 2023 (unaudited)	$2,032	$2,375,754	$1,509,400	$(256,301)	$3,630,885
Comprehensive income:
Net income	—	—	105,271	—	105,271
Other comprehensive loss	—	—	—	(36,377)	(36,377)
Net issuance of 15,575 shares of common stock from exercise of stock options	—	275	—	—	275
Repurchase of 560,849 shares of common stock	(5)	(11,804)	—	—	(11,809)
Share-based compensation net forfeiture of 50,000 shares of restricted common stock	(1)	2,335	—	—	2,334
Cash dividends – Common Stock, $0.18 per share	—	—	(36,495)	—	(36,495)
Balances at June 30, 2023 (unaudited)	$2,026	$2,366,560	$1,578,176	$(292,678)	$3,654,084
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022
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
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2023	2022
	(Unaudited)
Operating Activities
Net income	$208,233	$80,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	14,776	15,480
Decrease (increase) in value of equity securities	10,625	(324)
Amortization of securities, net	8,219	12,874
Accretion of purchased loans	(5,832)	(8,266)
Share-based compensation	4,841	4,449
Gain on assets	(1,382)	(600)
Provision for credit losses - loans	3,500	45,170
Provision for credit losses - unfunded commitments	—	11,410
Provision for credit losses - investment securities	1,683	2,005
Deferred income tax effect	(1,255)	(18,645)
Increase in cash value of life insurance	(2,315)	(1,632)
Originations of mortgage loans held for sale	(212,931)	(308,850)
Proceeds from sales of mortgage loans held for sale	166,921	243,823
Changes in assets and liabilities:
Accrued interest receivable	2,133	(1,548)
Other assets	(8,709)	(1,067)
Accrued interest payable and other liabilities	(23,451)	27,466
Net cash provided by operating activities	165,056	102,615
Investing Activities
Net increase in federal funds sold	(1,550)	—
Net decrease (increase) in loans, excluding purchased loans	270,329	(126,794)
Purchases of investment securities – available-for-sale	(3,933)	(655,393)
Purchases of investment securities - held-to-maturity	—	(501,882)
Proceeds from maturities of investment securities – available-for-sale	407,431	333,315
Proceeds from maturities of investment securities – held-to-maturity	2,658	250,020
Purchases of equity securities	—	(29,975)
Proceeds from sales of equity securities	1,522	13,778
Purchase of other investments	(134)	(27,867)
Proceeds from foreclosed assets held for sale	477	1,874
Proceeds from sale of SBA loans	2,337	2,859
Purchases of premises and equipment, net	(1,430)	(6,596)
Return of investment on cash value of life insurance	2,909	—
Purchase of marine loan portfolio	—	(242,617)
Net cash received - market acquisition	—	858,898
Net cash provided by (used in) investing activities	680,616	(130,380)
Financing Activities
Net decrease in deposits	(941,892)	(535,708)
Net increase (decrease) in securities sold under agreements to repurchase	29,203	(22,313)
Net increase (decrease) in FHLB and other borrowed funds	51,550	(78,330)
Retirement of subordinated debentures	—	(300,000)
Proceeds from issuance of subordinated debentures	—	296,444
Redemption of trust preferred securities	—	(78,869)
Proceeds from exercise of stock options	361	156
Repurchase of common stock	(25,349)	(26,581)
Dividends paid on common stock	(73,144)	(60,973)
Net cash used in financing activities	(959,271)	(806,174)
Net change in cash and cash equivalents	(113,599)	(833,939)
Cash and cash equivalents – beginning of year	724,790	3,650,315
Cash and cash equivalents – end of period	$611,191	$2,816,376
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
Interim financial information
The accompanying unaudited consolidated financial statements have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies:
•Management has a reasonable expectation at the reporting date that restructured loans made to borrowers experiencing financial difficulty will be executed with an individual borrower.
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
Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$105,271	$15,978	$208,233	$80,870
Average shares outstanding	202,793	205,683	203,122	184,851
Effect of common stock options	130	332	152	372
Average diluted shares outstanding	202,923	206,015	203,274	185,223
Basic earnings per share	$0.52	$0.08	$1.03	$0.44
Diluted earnings per share	$0.52	$0.08	$1.02	$0.44
The impact of anti-dilutive shares to the diluted earnings per share calculation was considered immaterial for the periods ended June 30, 2023 and 2022.
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

Including the effects of purchase accounting adjustments, as of the acquisition date, Happy had approximately $6.69 billion in total assets, $3.65 billion in loans and $5.86 billion in customer deposits. Happy formerly operated its banking business from 62 locations in Texas.
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

The unaudited pro-forma combined consolidated financial information presents how the combined financial information of HBI and Happy might have appeared had the businesses actually been combined. The following schedule represents the unaudited pro-forma combined financial information as of the three and six month periods ended June 30, 2022, assuming the acquisition was completed as of January 1, 2021:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
(In thousands, except per share data)
Total interest income	$217,013	$419,318
Total non-interest income	44,581	88,151
Net income available to all shareholders	96,923	182,557

Basic earnings per common share	$0.47	$0.89
Diluted earnings per common share	0.47	0.88
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
3. Investment Securities
The following table summarizes the amortized cost and fair value of securities that are classified as available-for-sale and held-to-maturity:

	June 30, 2023
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$395,789	$—	$395,789	$2,631	$(21,434)	$376,986
U.S. government-sponsored mortgage-backed securities	1,803,021	—	1,803,021	321	(208,793)	1,594,549
Private mortgage-backed securities	194,955	—	194,955	—	(18,600)	176,355
Non-government-sponsored asset backed securities	427,068	—	427,068	299	(11,575)	415,792
State and political subdivisions	1,003,162	—	1,003,162	974	(97,615)	906,521
Other securities	209,781	(2,524)	207,257	95	(32,542)	174,810
Total	$4,033,776	$(2,524)	$4,031,252	$4,320	$(390,559)	$3,645,013

	June 30, 2023
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,149	$—	$43,149	$—	$(3,207)	$39,942
U.S. government-sponsored mortgage-backed securities	132,787	—	132,787	139	(4,052)	128,874
State and political subdivisions	1,111,219	(2,005)	1,109,214	155	(122,417)	986,952
Total	$1,287,155	$(2,005)	$1,285,150	$294	$(129,676)	$1,155,768

	December 31, 2022
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$682,316	$—	$682,316	$2,713	$(23,209)	$661,820
U.S. government-sponsored mortgage-backed securities	1,900,796	—	1,900,796	71	(215,405)	1,685,462
Private mortgage-backed securities	197,435	—	197,435	—	(18,302)	179,133
Non-government-sponsored asset backed securities	428,933		428,933	95	(14,654)	414,374
State and political subdivisions	1,021,188	(842)	1,020,346	1,649	(115,698)	906,297
Other securities	214,952	—	214,952	251	(20,699)	194,504
Total	$4,445,620	$(842)	$4,444,778	$4,779	$(407,967)	$4,041,590

	December 31, 2022
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,017	$—	$43,017	$—	$(3,349)	$39,668
U.S. government-sponsored mortgage-backed securities	135,000	—	135,000	131	(3,756)	131,375
State and political subdivisions	1,111,693	(2,005)	1,109,688	65	(154,650)	955,103
Total	$1,289,710	$(2,005)	$1,287,705	$196	$(161,755)	$1,126,146
The Company's available-for-sale portfolio includes investments in Pacific Western Bank with a par value of $7.5 million and Western Alliance Bancorporation with a par value of $12.0 million, as of June 30, 2023. These investments are included within the other securities classification.
Assets, principally investment securities, having a carrying value of approximately $3.62 billion and $2.35 billion at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $160.3 million and $131.1 million at June 30, 2023 and December 31, 2022, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2023, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$8,547	$8,533	$—	$—
Due after one year through five years	213,038	196,889	17,615	16,453
Due after five years through ten years	425,471	374,104	265,650	238,289
Due after ten years	961,676	878,791	871,103	772,152
U.S. government-sponsored mortgage-backed securities	1,803,021	1,594,549	132,787	128,874
Private mortgage-backed securities	194,955	176,355	—	—
Non-government-sponsored asset backed securities	427,068	415,792	—	—
Total	$4,033,776	$3,645,013	$1,287,155	$1,155,768
During the three and six months ended June 30, 2023 and 2022, no available-for-sale securities were sold.
The following table shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$18,910	$(591)	$167,498	$(20,843)	$186,408	$(21,434)
U.S. government-sponsored mortgage-backed securities	189,162	(6,196)	1,372,134	(202,597)	1,561,296	(208,793)
Private mortgage-backed securities	42,459	(3,238)	133,896	(15,362)	176,355	(18,600)
Non-government-sponsored asset backed securities	83,047	(1,941)	168,290	(9,634)	251,337	(11,575)
State and political subdivisions	69,436	(1,604)	750,524	(96,011)	819,960	(97,615)
Other securities	24,016	(3,139)	139,864	(29,403)	163,880	(32,542)
Total	$427,030	$(16,709)	$2,732,206	$(373,850)	$3,159,236	$(390,559)
Held-to-maturity:
U.S. government-sponsored enterprises	$14,304	$(696)	$25,638	$(2,511)	$39,942	$(3,207)
U.S. government-sponsored mortgage-backed securities	116,703	(4,052)	—	—	116,703	(4,052)
State and political subdivisions	24,335	(718)	951,807	(121,699)	976,142	(122,417)
Total	$155,342	$(5,466)	$977,445	$(124,210)	$1,132,787	$(129,676)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$315,531	$(3,056)	$128,527	$(20,153)	$444,058	$(23,209)
U.S. government-sponsored mortgage-backed securities	850,268	(46,505)	807,566	(168,900)	1,657,834	(215,405)
Private mortgage-backed securities	179,133	(18,302)	—	—	179,133	(18,302)
Non-government-sponsored asset backed securities	285,724	(9,726)	39,133	(4,928)	324,857	(14,654)
State and political subdivisions	485,817	(50,484)	338,638	(65,214)	824,455	(115,698)
Other securities	138,976	(15,314)	34,423	(5,385)	173,399	(20,699)
Total	$2,255,449	$(143,387)	$1,348,287	$(264,580)	$3,603,736	$(407,967)
Held to maturity:
U.S. government-sponsored enterprises	$39,668	$(3,349)	$—	$—	$39,668	$(3,349)
U.S. government-sponsored mortgage-backed securities	106,840	(3,756)	—	—	106,840	(3,756)
State and political subdivisions	955,563	(154,650)	—	—	955,563	(154,650)
Total	$1,102,071	$(161,755)	$—	$—	$1,102,071	$(161,755)
Debt securities available-for-sale ("AFS") are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income (loss), net of taxes. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments ("ASC 326"). The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. The Company has made the election to exclude accrued interest receivable on AFS securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
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

During the period ended June 30, 2023, one of the Company’s AFS subordinated debt investment securities was downgraded below investment grade. As result, the Company wrote down the value of the investment to its unrealized loss position, which required a $1.7 million provision. In addition, the Company reallocated the existing $842,000 allowance for credit losses on AFS investments to certain securities in the subordinated debt portfolio due to credit concerns across the banking sector. These investments are classified within the other securities category of the AFS portfolio. The $2.0 million allowance for credit losses for the held-to-maturity portfolio was considered adequate. No additional provision for credit losses was considered necessary for the HTM portfolio.

Available-for-Sale Investment Securities
	June 30, 2023	December 31, 2022
Allowance for credit losses:	(In thousands)
Beginning balance	$842	$842
Provision for credit loss	1,682	—
Balance, June 30	$2,524	$842
Provision for credit loss		—
Balance, December 31, 2022		$842

Held-to-Maturity Investment Securities
	June 30, 2023	December 31, 2022
Allowance for credit losses:	(In thousands)
Beginning balance	$2,005	$—
Provision for credit loss	—	2,005
Balance, June 30	$2,005	$2,005
Provision for credit loss		—
Balance, December 31, 2022		$2,005
For the six months ended June 30, 2023, the Company had available-for-sale investment securities with approximately $390.6 million in unrealized losses, of which $373.9 million had been in continuous loss positions for more than twelve months. With the exception of the subordinated debt investment securities for which one security was downgraded during the quarter resulting in the Company recording a provision for credit losses and credit concerns requiring reallocating the existing allowance for credit losses to certain securities within the other securities category of the portfolio, the Company’s assessments indicated that the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 30.8% of the principal balance from the Company’s investment portfolio will mature or are expected to pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
As of June 30, 2023, the Company's available-for-sale securities portfolio consisted of 1,606 investment securities, 1,366 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $390.6 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $21.4 million on 62 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained $208.8 million of unrealized losses on 688 securities, and the private mortgage-backed securities portfolio contained $18.6 million of unrealized losses on 32 securities. The non-government-sponsored asset backed securities portfolio contained $11.6 million of unrealized losses on 35 securities. The state and political subdivisions portfolio contained $97.6 million of unrealized losses on 487 securities. In addition, the other securities portfolio contained $32.5 million of unrealized losses on 62 securities. With the exception of the investments for which an allowance for credit losses has been established, the unrealized losses on the Company's investments were primarily a result of interest rate changes, and the Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company has determined that an additional provision for credit losses is not necessary as of June 30, 2023.

As of June 30, 2023, the Company's held-to-maturity securities portfolio consisted of 506 investment securities, 497 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $129.7 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $3.2 million on 5 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained unrealized losses of $4.1 million on 18 securities. The state and political subdivisions portfolio contained $122.4 million of unrealized losses on 474 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, the Company has determined that an additional provision for credit losses was not necessary as of June 30, 2023.
The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of June 30, 2023:

	State and political subdivisions	U.S. government-sponsored enterprises	U.S. government-sponsored mortgage-backed securities	Total
	(In thousands)
Aaa/AAA	$234,350	$43,149	$—	$277,499
Aa/AA	847,711	—	—	847,711
A	27,630	—	—	27,630
Not rated	1,528	—	—	1,528
Agency Backed	—	—	132,787	132,787
Total	$1,111,219	$43,149	$132,787	$1,287,155
Income earned on securities for the three and six months ended June 30, 2023 and 2022, is as follows:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Taxable
Available-for-sale	$27,254	$14,493	$55,052	$23,238
Held-to-maturity	7,497	6,448	14,987	6,783
Non-taxable
Available-for-sale	4,798	4,751	9,623	9,459
Held-to-maturity	3,134	2,974	6,272	2,973
Total	$42,683	$28,666	$85,934	$42,453

4. Loans Receivable
The various categories of loans receivable are summarized as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,480,738	$5,632,063
Construction/land development	2,201,514	2,135,266
Agricultural	340,067	346,811
Residential real estate loans
Residential 1-4 family	1,790,218	1,748,551
Multifamily residential	455,754	578,052
Total real estate	10,268,291	10,440,743
Consumer	1,156,273	1,149,896
Commercial and industrial	2,288,646	2,349,263
Agricultural	297,743	285,235
Other	170,019	184,343
Total loans receivable	14,180,972	14,409,480
Allowance for credit losses	(285,683)	(289,669)
Loans receivable, net	$13,895,289	$14,119,811
During the three months ended June 30, 2023, the Company did not sell any guaranteed portions of certain SBA loans. During the six months ended June 30, 2023, the Company sold $2.2 million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $139,000. During the three months ended June 30, 2022, the Company did not sell any guaranteed portions of certain SBA loans. During the six months ended June 30, 2022, the Company sold $2.8 million guaranteed portions of certain SBA loans, which resulted in a gain of $95,000.
Mortgage loans held for sale of approximately $125.9 million and $79.9 million at June 30, 2023 and December 31, 2022, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at June 30, 2023 and December 31, 2022 were not material.
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $132.6 million and $142.5 million in PCD loans, as of June 30, 2023 and December 31, 2022, respectively. This balance, as of June 30, 2023, consisted of $132.2 million resulting from the acquisition of Happy and $396,000 from the acquisition of LH-Finance.
A description of our accounting policies for loans and impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) are set forth in our 2022 Form 10-K filed with the SEC on February 24, 2023.

5. Allowance for Credit Losses, Credit Quality and Other
The Company uses the discounted cash flow method to estimate expected losses for all of the Company’s loan pools. These pools are as follows: construction & land development; other commercial real estate; residential real estate; commercial & industrial; and consumer & other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.
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
Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the input assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. The identified loss drivers by segment are included below as of both June 30, 2023 and December 31, 2022.

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
For the three and six months ended June 30, 2023, the Company recorded $2.3 million and $3.5 million in provision for credit losses on loans, respectively. However, the Company determined that no additional provision was necessary for unfunded commitments as the current level of the reserve was considered adequate.
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

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$31,172	$86,978	$51,433	$92,396	$25,190	$287,169
Loans charged off	—	—	(30)	(3,826)	(870)	(4,726)
Recoveries of loans previously charged off	63	473	13	147	244	940
Net loans recovered (charged off)	63	473	(17)	(3,679)	(626)	(3,786)
Provision for credit losses	1,040	(2,293)	316	1,757	1,480	2,300
Balance, June 30	$32,275	$85,158	$51,732	$90,474	$26,044	$285,683

	Six Months Ended June 30, 2023
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$32,243	$93,848	$50,963	$89,354	$23,261	$289,669
Loans charged off	(25)	(73)	(89)	(6,832)	(1,995)	(9,014)
Recoveries of loans previously charged off	70	492	139	256	571	1,528
Net loans recovered (charged off)	45	419	50	(6,576)	(1,424)	(7,486)
Provision for credit losses	(13)	(9,109)	719	7,696	4,207	3,500
Balance, June 30	$32,275	$85,158	$51,732	$90,474	$26,044	$285,683
The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2022 and the year ended December 31, 2022:

	Three Months Ended June 30, 2022
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$26,349	$95,876	$37,111	$52,492	$22,940	$234,768
Allowance for credit losses on PCD loans	950	9,283	980	5,596	7	16,816
Loans charged off	—	—	(39)	—	(3,226)	(3,265)
Recoveries of loans previously charged off	302	52	23	221	180	778
Net loans recovered (charged off)	302	52	(16)	221	(3,046)	(2,487)
Provision for credit losses - acquired loans	7,205	18,711	7,380	11,303	571	45,170
Provision for credit losses	1,883	(8,727)	5,691	(1,303)	2,456	—
Balance, June 30,	$36,689	$115,195	$51,146	$68,309	$22,928	$294,267

	Six Months Ended June 30, 2022 and Year Ended December 31, 2022
	Construction/ Land Development		Other Commercial Real Estate		Residential Real Estate		Commercial & Industrial		Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$28,415		$87,218		$48,458		$53,062		$19,561	$236,714
Allowance for credit losses on PCD loans	950		9,283		980		5,596		7	16,816
Loans charged off	—		—		(289)		(1,416)		(3,870)	(5,575)
Recoveries of loans previously charged off	317		78		49		330		368	1,142
Net loans recovered (charged off)	317		78		(240)		(1,086)		(3,502)	(4,433)
Provision for credit loss - acquired loans	7,205		18,711		7,380		11,303		571	45,170
Provision for credit loss - loans	(198)		(95)		(5,432)		(566)		6,291	—
Balance, June 30	36,689	—	115,195	—	51,146	—	68,309	—	22,928	294,267
Loans charged off	(1)		—		(157)		(8,357)		(3,177)	(11,692)
Recoveries of loans previously charged off	88		889		70		450		597	2,094
Net loans recovered (charged off)	87		889		(87)		(7,907)		(2,580)	(9,598)
Provision for credit loss - loans	(4,533)		(22,236)		(96)		28,952		2,913	5,000
Balance, December 31	$32,243		$93,848		$50,963		$89,354		$23,261	$289,669
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$12,498	$8,383	$3,041
Construction/land development	3,877	—	371
Agricultural	450	—	—
Residential real estate loans
Residential 1-4 family	17,827	—	1,164
Total real estate	34,652	8,383	4,576
Consumer	4,448	—	70
Commercial and industrial	10,132	—	5,226
Agricultural & other	395	—	997
Total	$49,627	$8,383	$10,869

	December 31, 2022
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$12,219	$8,383	$1,844
Construction/land development	1,977	—	31
Agricultural	278	—	—
Residential real estate loans
Residential 1-4 family	18,083	—	1,374
Multifamily residential	—	—	—
Total real estate	32,557	8,383	3,249
Consumer	2,842	—	35
Commercial and industrial	14,920	—	6,300
Agricultural & other	692	—	261
Total	$51,011	$8,383	$9,845
The Company had $49.6 million and $51.0 million in nonaccrual loans for the periods ended June 30, 2023 and December 31, 2022, respectively. In addition, the Company had $10.9 million and $9.8 million in loans past due 90 days or more and still accruing for the periods ended June 30, 2023 and December 31, 2022, respectively.
The Company had $8.4 million in nonaccrual loans with a specific reserve as of both June 30, 2023 and December 31, 2022. The Company did not recognize any interest income on nonaccrual loans during the period ended June 30, 2023 or June 30, 2022.
The following table presents the amortized cost basis of impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) by class of loans as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$116,996	$—	$—
Construction/land development	4,247	—	—
Agricultural	450	—	—
Residential real estate loans
Residential 1-4 family	—	19,797	—
Multifamily residential	—	802	—
Total real estate	121,693	20,599	—
Consumer	—	—	4,529
Commercial and industrial	—	—	21,879
Agricultural & other	—	—	1,392
Total	$121,693	$20,599	$27,800

	December 31, 2022
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$162,268	$—	$—
Construction/land development	2,008	—	—
Agricultural	278	—	—
Residential real estate loans
Residential 1-4 family	—	20,832	—
Multifamily residential	—	969	—
Total real estate	164,554	21,801	—
Consumer	—	—	2,888
Commercial and industrial	—	—	30,334
Agricultural & other	—	—	1,527
Total	$164,554	$21,801	$34,749
The Company had $170.1 million and $221.1 million in impaired loans for the periods ended June 30, 2023 and December 31, 2022, respectively.
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
The following is an aging analysis for loans receivable as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$33,045	$1,773	$15,539	$50,357	$5,430,381	$5,480,738	$3,041
Construction/land development	3,694	428	4,248	8,370	2,193,144	2,201,514	371
Agricultural	3,401	98	450	3,949	336,118	340,067	—
Residential real estate loans
Residential 1-4 family	2,312	2,968	18,991	24,271	1,765,947	1,790,218	1,164
Multifamily residential	289	—	—	289	455,465	455,754	—
Total real estate	42,741	5,267	39,228	87,236	10,181,055	10,268,291	4,576
Consumer	2,249	242	4,518	7,009	1,149,264	1,156,273	70
Commercial and industrial	1,809	989	15,358	18,156	2,270,490	2,288,646	5,226
Agricultural & other	1,394	716	1,392	3,502	464,260	467,762	997
Total	$48,193	$7,214	$60,496	$115,903	$14,065,069	$14,180,972	$10,869

	December 31, 2022
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,242	$2,117	$14,063	$20,422	$5,611,641	$5,632,063	$1,844
Construction/land development	4,042	1,892	2,008	7,942	2,127,324	2,135,266	31
Agricultural	1,469	193	278	1,940	344,871	346,811	—
Residential real estate loans
Residential 1-4 family	6,715	605	19,457	26,777	1,721,774	1,748,551	1,374
Multifamily residential	—	—	—	—	578,052	578,052	—
Total real estate	16,468	4,807	35,806	57,081	10,383,662	10,440,743	3,249
Consumer	950	539	2,877	4,366	1,145,530	1,149,896	35
Commercial and industrial	3,007	1,075	21,220	25,302	2,323,961	2,349,263	6,300
Agricultural and other	1,065	57	953	2,075	467,503	469,578	261
Total	$21,490	$6,478	$60,856	$88,824	$14,320,656	$14,409,480	$9,845
Non-accruing loans at June 30, 2023 and December 31, 2022 were $49.6 million and $51.0 million, respectively.
Interest recognized on impaired loans during the three and six months ended June 30, 2023 was approximately $1.5 million and $3.0 million, respectively. Interest recognized on impaired loans during the three and six months ended June 30, 2022 was approximately $4.8 million and $9.5 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$235	$124	$86	$445
Risk rating 2	—	—	—	—	115	3,802	433,317	437,234
Risk rating 3	132,851	594,503	580,572	248,782	258,385	1,086,319	86,816	2,988,228
Risk rating 4	50,038	474,793	262,339	223,265	154,954	591,501	750	1,757,640
Risk rating 5	—	7,994	604	—	13,824	88,738	678	111,838
Risk rating 6	—	265	324	16,692	26,545	140,189	—	184,015
Risk rating 7	445	107	—	—	—	786	—	1,338
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	183,334	1,077,662	843,839	488,739	454,058	1,911,459	521,647	5,480,738
Construction/land development
Risk rating 1	$—	$—	$11	$—	$—	$—	$—	$11
Risk rating 2	287	29	—	—	—	198	—	514
Risk rating 3	162,454	482,318	185,422	73,163	25,262	48,425	58,742	1,035,786
Risk rating 4	23,857	402,340	449,623	48,304	31,713	26,587	158,853	1,141,277
Risk rating 5	—	—	15,180	—	265	72	—	15,517
Risk rating 6	—	596	1,178	866	818	4,951	—	8,409
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	186,598	885,283	651,414	122,333	58,058	80,233	217,595	2,201,514
Agricultural
Risk rating 1	$—	$1,701	$—	$—	$—	$—	$—	$1,701
Risk rating 2	250	—	1,990	—	—	—	—	2,240
Risk rating 3	30,642	47,412	36,182	30,426	15,880	37,157	5,635	203,334
Risk rating 4	110	23,237	24,481	19,130	8,237	42,173	4,606	121,974
Risk rating 5	—	—	—	—	319	571	—	890
Risk rating 6	—	—	2,966	1,441	4,777	744	—	9,928
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	31,002	72,350	65,619	50,997	29,213	80,645	10,241	340,067
Total commercial real estate loans	$400,934	$2,035,295	$1,560,872	$662,069	$541,329	$2,072,337	$749,483	$8,022,319
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$148	$2	$150
Risk rating 2	69	—	—	—	—	34	1	104
Risk rating 3	152,298	349,612	252,635	162,656	99,647	365,751	119,879	1,502,478
Risk rating 4	9,330	33,247	28,142	21,313	11,072	76,034	73,393	252,531
Risk rating 5	—	998	—	91	3,039	1,019	782	5,929
Risk rating 6	—	3,242	2,995	4,261	4,406	13,454	667	29,025
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	1	—	1
Total residential 1-4 family	161,697	387,099	283,772	188,321	118,164	456,441	194,724	1,790,218

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	2,544	39,761	61,254	44,787	32,173	63,093	6,229	249,841
Risk rating 4	2,868	45,808	40,989	42,007	8,200	20,440	1,372	161,684
Risk rating 5	—	—	—	31,473	—	10,839	—	42,312
Risk rating 6	—	—	—	—	286	1,631	—	1,917
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	5,412	85,569	102,243	118,267	40,659	96,003	7,601	455,754
Total real estate	$568,043	$2,507,963	$1,946,887	$968,657	$700,152	$2,624,781	$951,808	$10,268,291
Consumer
Risk rating 1	$3,001	$3,912	$2,606	$893	$444	$1,307	$1,683	$13,846
Risk rating 2	—	—	—	—	179	59	—	238
Risk rating 3	117,486	263,111	242,422	127,985	119,200	223,935	20,691	1,114,830
Risk rating 4	3,300	10,750	2,635	624	1,617	2,303	121	21,350
Risk rating 5	—	6	624	4	—	530	—	1,164
Risk rating 6	—	748	138	330	1,178	2,402	45	4,841
Risk rating 7	4	—	—	—	—	—	—	4
Risk rating 8	—	—	—	—	—	—	—	—
Total consumer	123,791	278,527	248,425	129,836	122,618	230,536	22,540	1,156,273
Commercial and industrial
Risk rating 1	$1,619	$1,344	$2,902	$254	$154	$21,263	$12,196	$39,732
Risk rating 2	68	1,393	243	16	164	218	442	2,544
Risk rating 3	143,086	292,100	101,879	60,517	66,143	183,107	234,246	1,081,078
Risk rating 4	51,917	142,374	90,618	64,463	51,064	84,688	625,527	1,110,651
Risk rating 5	—	—	16,198	112	286	1,123	440	18,159
Risk rating 6	2,772	3,617	6,426	1,097	4,091	14,827	3,567	36,397
Risk rating 7	—	—	—	—	—	85	—	85
Risk rating 8	—	—	—	—	—	—	—	—
Total commercial and industrial	199,462	440,828	218,266	126,459	121,902	305,311	876,418	2,288,646
Agricultural and other
Risk rating 1	$1	$162	$16	$115	$—	$91	$801	$1,186
Risk rating 2	560	147	2	—	2,338	100	682	3,829
Risk rating 3	55,430	50,603	33,303	27,826	3,694	47,076	129,693	347,625
Risk rating 4	21,993	6,158	10,105	1,445	1,215	3,799	55,238	99,953
Risk rating 5	—	—	—	134	—	593	15	742
Risk rating 6	775	—	267	147	10,639	1,159	1,440	14,427
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	78,759	57,070	43,693	29,667	17,886	52,818	187,869	467,762
Total	$970,055	$3,284,388	$2,457,271	$1,254,619	$962,558	$3,213,446	$2,038,635	$14,180,972

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$237	$—	$132	$85	$454
Risk rating 2	—	—	—	118	—	3,992	—	4,110
Risk rating 3	616,809	509,269	263,188	279,157	322,278	852,727	374,371	3,217,799
Risk rating 4	438,565	341,047	235,669	161,421	321,188	482,437	139,203	2,119,530
Risk rating 5	—	757	1,145	14,417	35,273	37,561	95	89,248
Risk rating 6	876	196	14,247	26,649	4,720	153,909	194	200,791
Risk rating 7	131	—	—	—	—	—	—	131
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	1,056,381	851,269	514,249	481,999	683,459	1,530,758	513,948	5,632,063
Construction/land development
Risk rating 1	$—	$11	$—	$—	$—	$—	$—	$11
Risk rating 2	682	—	—	—	—	210	—	892
Risk rating 3	421,774	283,546	83,631	48,350	19,340	34,910	75,797	967,348
Risk rating 4	354,852	512,541	58,368	79,924	11,520	43,634	65,960	1,126,799
Risk rating 5	—	—	30,987	310	—	1,140	—	32,437
Risk rating 6	612	—	574	751	3	5,839	—	7,779
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	777,920	796,098	173,560	129,335	30,863	85,733	141,757	2,135,266
Agricultural
Risk rating 1	$1,749	$—	$—	$—	$—	$—	$—	$1,749
Risk rating 2	—	2,048	—	—	—	—	—	2,048
Risk rating 3	61,725	43,356	32,895	16,475	10,326	37,892	5,996	208,665
Risk rating 4	18,870	25,252	20,532	8,706	3,154	42,886	4,755	124,155
Risk rating 5	—	—	—	326	—	603	—	929
Risk rating 6	—	1,630	1,623	4,972	—	1,040	—	9,265
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	82,344	72,286	55,050	30,479	13,480	82,421	10,751	346,811
Total commercial real estate loans	$1,916,645	$1,719,653	$742,859	$641,813	$727,802	$1,698,912	$666,456	$8,114,140
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$115	$40	$155
Risk rating 2	—	—	—	—	—	48	2	50
Risk rating 3	360,510	255,775	176,955	112,053	98,093	314,492	110,881	1,428,759
Risk rating 4	37,471	35,875	61,418	11,871	15,577	61,034	65,674	288,920
Risk rating 5	—	—	—	3,049	226	328	—	3,603
Risk rating 6	849	2,423	3,564	3,521	2,536	12,662	1,508	27,063
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	1	—	1
Total residential 1-4 family	398,830	294,073	241,937	130,494	116,432	388,680	178,105	1,748,551

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	38,830	37,566	14,127	33,813	13,098	60,117	6,534	204,085
Risk rating 4	43,478	101,282	182,850	8,284	11,934	11,779	1,201	360,808
Risk rating 5	—	—	—	—	3,142	7,897	—	11,039
Risk rating 6	—	—	—	302	—	1,818	—	2,120
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	82,308	138,848	196,977	42,399	28,174	81,611	7,735	578,052
Total real estate	$2,397,783	$2,152,574	$1,181,773	$814,706	$872,408	$2,169,203	$852,296	$10,440,743
Consumer
Risk rating 1	$5,332	$3,952	$1,134	$637	$552	$1,176	$1,467	$14,250
Risk rating 2	—	—	—	193	614	—	—	807
Risk rating 3	284,828	276,044	146,256	132,763	118,244	135,266	16,093	1,109,494
Risk rating 4	15,306	2,293	422	1,216	459	907	69	20,672
Risk rating 5	—	633	19	—	8	810	—	1,470
Risk rating 6	215	156	270	970	24	1,386	101	3,122
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	3	—	1	—	—	77	—	81
Total consumer	305,684	283,078	148,102	135,779	119,901	139,622	17,730	1,149,896
Commercial and industrial
Risk rating 1	$3,450	$7,692	$268	$264	$16	$21,298	$8,832	$41,820
Risk rating 2	1,590	305	27	198	—	226	781	3,127
Risk rating 3	301,063	126,312	80,636	73,360	71,964	112,017	253,111	1,018,463
Risk rating 4	70,862	120,618	69,963	89,975	81,389	48,496	568,795	1,050,098
Risk rating 5	83,272	14,762	159	1,408	6,815	185	75,891	182,492
Risk rating 6	4,842	2,539	11,204	4,193	5,769	16,559	3,554	48,660
Risk rating 7	—	—	—	—	4,316	202	85	4,603
Risk rating 8	—	—	—	—	—	—	—	—
Total commercial and industrial	465,079	272,228	162,257	169,398	170,269	198,983	911,049	2,349,263
Agricultural and other
Risk rating 1	$297	$266	$115	$—	$—	$95	$722	$1,495
Risk rating 2	140	78	—	2,338	34	115	1,661	4,366
Risk rating 3	85,707	36,004	30,546	4,725	7,986	46,748	131,760	343,476
Risk rating 4	7,627	13,591	2,598	1,671	1,710	8,766	69,179	105,142
Risk rating 5	—	8	204	—	—	593	745	1,550
Risk rating 6	—	58	157	11,137	304	949	944	13,549
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	93,771	50,005	33,620	19,871	10,034	57,266	205,011	469,578
Total	$3,262,317	$2,757,885	$1,525,752	$1,139,754	$1,172,612	$2,565,074	$1,986,086	$14,409,480

The following table presents gross write-offs by origination date as of June 30, 2023.

	June 30, 2023
	Gross Loan Write-Offs by Origination Year
	2023		2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$1	$—	$14	$56	$—	$71
Construction/land development	—		2	18	5	—	—	—	25
Agricultural	—		—	—	—	1	1	—	2
Residential real estate loans
Residential 1-4 family	—		4	28	6	12	34	5	89
Total real estate	—		6	47	11	27	91	5	187
Consumer	—		31	29	21	3	248	23	355
Commercial and industrial	—		145	1,056	791	16	4,658	166	6,832
Agricultural & other	1,629	*	1	5	1	—	3	1	1,640
Total	$1,629		$183	$1,137	$824	$46	$5,000	$195	$9,014
*The 2023 write-off consists entirely of overdrafts.

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$183,334	$1,077,662	$843,839	$487,594	$444,097	$1,805,884	$521,332	$5,363,742
Non-performing	—	—	—	1,145	9,961	105,575	315	116,996
Total non-farm/non-residential	183,334	1,077,662	843,839	488,739	454,058	1,911,459	521,647	5,480,738
Construction/land development
Performing	$186,598	$884,432	$649,524	$121,467	$57,580	$80,071	$217,595	$2,197,267
Non-performing	—	851	1,890	866	478	162	—	4,247
Total construction/ land development	186,598	885,283	651,414	122,333	58,058	80,233	217,595	2,201,514
Agricultural
Performing	$31,002	$72,350	$65,524	$50,997	$29,158	$80,345	$10,241	$339,617
Non-performing	—	—	95	—	55	300	—	450
Total agricultural	31,002	72,350	65,619	50,997	29,213	80,645	10,241	340,067
Total commercial real estate loans	$400,934	$2,035,295	$1,560,872	$662,069	$541,329	$2,072,337	$749,483	$8,022,319
Residential real estate loans
Residential 1-4 family
Performing	$161,697	$384,381	$282,025	$185,046	$114,665	$448,434	$194,173	$1,770,421
Non-performing	—	2,718	1,747	3,275	3,499	8,007	551	19,797
Total residential 1-4 family	161,697	387,099	283,772	188,321	118,164	456,441	194,724	1,790,218
Multifamily residential
Performing	$5,412	$85,569	$102,243	$118,267	$40,659	$95,201	$7,601	$454,952
Non-performing	—	—	—	—	—	802	—	802
Total multifamily residential	5,412	85,569	102,243	118,267	40,659	96,003	7,601	455,754
Total real estate	$568,043	$2,507,963	$1,946,887	$968,657	$700,152	$2,624,781	$951,808	$10,268,291
Consumer
Performing	$123,791	$277,866	$248,307	$129,610	$121,466	$228,209	$22,495	$1,151,744
Non-performing	—	661	118	226	1,152	2,327	45	4,529
Total consumer	123,791	278,527	248,425	129,836	122,618	230,536	22,540	1,156,273
Commercial and industrial
Performing	$199,462	$437,302	$214,880	$125,629	$118,101	$298,150	$873,243	$2,266,767
Non-performing	—	3,526	3,386	830	3,801	7,161	3,175	21,879
Total commercial and industrial	199,462	440,828	218,266	126,459	121,902	305,311	876,418	2,288,646
Agricultural and other
Performing	$78,759	$57,070	$42,555	$29,667	$17,861	$52,815	$187,643	$466,370
Non-performing	—	—	1,138	—	25	3	226	1,392
Total agricultural and other	78,759	57,070	43,693	29,667	17,886	52,818	187,869	467,762
Total	$970,055	$3,284,388	$2,457,271	$1,254,619	$962,558	$3,213,446	$2,038,635	$14,180,972

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
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
The Company had approximately $21.8 million or 120 total revolving loans convert to term loans for the six months ended June 30, 2023 compared to $13.8 million or 83 total revolving loans convert to term loans for the six months ended June 30, 2022. These loans were considered immaterial for vintage disclosure inclusion.

The following table presents the amortized cost basis of modified loans by class and modification type at June 30, 2023. The percentage of modifications of loans that were modified to borrowers experiencing financial difficulty relative to the total period-end amortized cost basis of loans in each class of financing receivable is also presented below.

	June 30, 2023
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Principal Reduction and Interest Rate Reduction	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$579	$—	$—	$1,624	$351	$—	$16,023	$—	$18,577	0.34%
Construction/land development	—	—	—	159	—	—	—	—	159	0.01
Agricultural	—	—	—	—	—	—	—	—	—	—
Residential real estate loans					—
Residential 1-4 family	403	505	99	66	227	—	—	146	1,446	0.08
Multifamily residential	—	—	—	802	—	—	—	—	802	0.18
Total real estate	982	505	99	2,651	578	—	16,023	146	20,984	0.20
Consumer	—	—	1	10	—	6	—	—	17	—
Commercial and industrial	116	60	60	1,793	74	1	—	—	2,104	0.09
Agricultural & other	—	—	—	—	—	2	—	—	2	—
Total	$1,098	$565	$160	$4,454	$652	$9	$16,023	$146	$23,107	0.16%
During the six-months ended June 30, 2023, the Company restructured approximately $18.4 million in loans to 13 borrowers. The ending balance of these loans as of June 30, 2023, was $18.1 million. The Company considered the financial effect of these loan modifications to borrowers experiencing financial difficulty during the three-months ended June 30, 2023 immaterial for tabular disclosure inclusion. Three of the modified loans accounted for $17.2 million of the total post-modification outstanding balance. These three loans involved the loans being placed on interest only payments for 12 to 36 months while the interest rate was increased by 25 to 50 basis points.
The following table presents the amortized cost basis of loans that had a payment default during the three-months ended June 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	June 30, 2023
	Term Extension	Principal Reduction	Interest Only	Combination Interest Rate Reduction and Principal Reduction	Combination Term Extension and Principal Reduction
	(Dollars in thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—	$—	$—	$—	$—
Construction/land development	—	—	—	—	—
Agricultural	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	129	99	—	—	146
Total real estate	129	99	—	—	146
Consumer	—	—	—	6	—
Commercial and industrial	25	60	649	1	—
Agricultural & other	—	—	—	2	—
Total	$154	$159	$649	$9	$146

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 21 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $20.0 million, and the ending balance as of June 30, 2023 was $19.2 million. The $19.2 million balance consists of $1.1 million of non-accrual loans and $18.1 million of current loans, none of which were past due as of June 30, 2023.
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
The following is a presentation of total foreclosed assets as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$118	$118
Construction/land development	47	47
Residential real estate loans
Residential 1-4 family	560	260
Multifamily residential	—	121
Total foreclosed assets held for sale	$725	$546
6. Goodwill and Core Deposits and Other Intangibles
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Goodwill
Balance, beginning of period	$1,398,253	$973,025
Acquisition of Happy Bancshares	—	425,228
Balance, end of period	$1,398,253	$1,398,253

	June 30, 2023	December 31, 2022
	(In thousands)
Core Deposit Intangibles
Balance, beginning of period	$58,455	$25,045
Acquisition of Happy Bancshares	—	42,263
Amortization expense	(4,955)	(3,898)
Balance, June 30	$53,500	63,410
Amortization expense		(4,955)
Balance, end of year		$58,455

The carrying basis and accumulated amortization of core deposit intangibles at June 30, 2023 and December 31, 2022 were:

	June 30, 2023	December 31, 2022
	(In thousands)
Gross carrying basis	$128,888	$128,888
Accumulated amortization	(75,388)	(70,433)
Net carrying amount	$53,500	$58,455
Core deposit intangible amortization expense was approximately $2.5 million for both the three months ended June 30, 2023 and 2022. Core deposit intangible amortization expense was approximately $5.0 million and $3.9 million for the six months ended June 30, 2023 and 2022, respectively. The Company’s estimated amortization expense of core deposits intangibles for each of the years 2023 through 2027 is approximately: 2023 – $9.7 million; 2024 – $8.4 million; 2025 – $8.0 million; 2026– $7.8 million; 2027 – $6.6 million.
The carrying amount of the Company’s goodwill was $1.40 billion at both June 30, 2023 and December 31, 2022. Goodwill is tested annually for impairment during the fourth quarter or more often if events and circumstances indicate there may be an impairment. During the 2022 review, no impairment was found. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
7. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of June 30, 2023 and December 31, 2022, other assets were $317.9 million and $321.2 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $136.3 million and $135.3 million at June 30, 2023 and December 31, 2022, and are accounted for at cost.
The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $91.1 million and $80.6 million at June 30, 2023 and December 31, 2022, respectively. There were no transactions during the period that would indicate a material change in fair value.
Included in other assets are marketable equity securities held at the holding company which are accounted for under ASC Topic 321. These marketable equity securities were $39.9 million and $52.0 million at June 30, 2023 and December 31, 2022, respectively. The June 30, 2023 balance consisted primarily of investments in Pacific Western Bank and PNC Financial Services Group, Inc. The fair value of these investments were $15.8 million and $18.7 million, respectively, at June 30, 2023. The Company recorded $10.6 million in expense for the fair value adjustment for these marketable securities during the six months ended June 30, 2023.
8. Deposits
The aggregate amount of time deposits with a minimum denomination of $250,000 was $456.4 million and $333.2 million at June 30, 2023 and December 31, 2022, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $790.4 million and $639.3 million at June 30, 2023 and December 31, 2022, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $5.2 million and $661,000 for the three months ended June 30, 2023 and 2022, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $8.2 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, brokered deposits were $466.4 million and $476.6 million, respectively.
Deposits totaling approximately $2.77 billion and $2.65 billion at June 30, 2023 and December 31, 2022, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9. Securities Sold Under Agreements to Repurchase
At June 30, 2023 and December 31, 2022, securities sold under agreements to repurchase totaled $160.3 million and $131.1 million, respectively. For the three-month periods ended June 30, 2023 and 2022, securities sold under agreements to repurchase daily weighted-average totaled $144.0 million and $123.1 million, respectively. For the six-month periods ended June 30, 2023 and 2022, securities sold under agreements to repurchase daily weighted-average totaled $139.5 million and $130.2 million, respectively.
The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2023 and December 31, 2022 is presented in the following table:

	June 30, 2023		December 31, 2022
	Overnight and Continuous	Total	Overnight and Continuous	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$9,943	$9,943	$5,322	$5,322
Mortgage-backed securities	8,284	8,284	5,153	5,153
State and political subdivisions	133,358	133,358	117,674	117,674
Other securities	8,764	8,764	2,997	2,997
Total borrowings	$160,349	$160,349	$131,146	$131,146
10. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $650.0 million at June 30, 2023 and $650.0 million at December 31, 2022. Other borrowed funds were $51.6 million as of June 30, 2023 and were classified as short-term advances. The Company had no other borrowed funds as of December 31, 2022. At both June 30, 2023 and December 31, 2022, $50.0 million and $600.0 million of the outstanding FHLB balances were classified as short-term and long-term advances. The FHLB advances mature from 2023 to 2037 with fixed interest rates ranging from 2.26% to 4.84%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
Additionally, the Company had $1.18 billion and $1.14 billion at June 30, 2023 and December 31, 2022, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at June 30, 2023 and December 31, 2022, respectively.
The Company had access to approximately $1.43 billion in liquidity with the Federal Reserve Bank as of June 30, 2023. This consisted of $77.4 million available from the Discount Window and $1.35 billion available through the Bank Term Funding Program ("BTFP"). As of June 30, 2023, the primary and secondary credit rates available through the Discount Window were 5.25% and 5.75%, respectively, and the BTFP rate was 5.50%. As of June 30, 2023, the Company had drawn $50.0 million from the BTFP in the ordinary course of business. This advance is included within other borrowed funds.
The parent company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at June 30, 2023 and December 31, 2022 was zero.

11. Subordinated Debentures
Subordinated debentures at June 30, 2023 and December 31, 2022 consisted of the following components:

	As of June 30, 2023	As of December 31, 2022
	(In thousands)
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2020, due 2030, fixed rate of 5.50% during the first five years and at a floating rate of 534.5 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2025 without penalty	$142,747	$143,400
Subordinated notes, net of issuance costs, issued in 2022, due 2032, fixed rate of 3.125% during the first five years and at a floating rate of 182 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2027 without penalty	297,382	297,020
Total	$440,129	$440,420
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

12. Income Taxes
The following is a summary of the components of the provision for income taxes for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Current:
Federal	$27,458	$19,242	$52,197	$33,207
State	5,590	5,077	10,627	8,761
Total current	33,048	24,319	62,824	41,968
Deferred:
Federal	(1,190)	(16,636)	(1,043)	(14,752)
State	(242)	(4,389)	(212)	(3,893)
Total deferred	(1,432)	(21,025)	(1,255)	(18,645)
Income tax expense	$31,616	$3,294	$61,569	$23,323
The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statutory federal income tax rate	21.00%	21.00%	21.00%	21.00%
Effect of non-taxable interest income	(0.70)	(8.30)	(0.74)	(2.53)
Stock compensation	0.18	0.90	0.28	0.58
State income taxes, net of federal benefit	2.70	(4.38)	2.60	2.56
Executive officer compensation & other	(0.08)	7.87	(0.32)	0.77
Effective income tax rate	23.10%	17.09%	22.82%	22.38%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$79,732	$80,232
Deferred compensation	6,210	7,817
Stock compensation	6,109	6,180
Non-accrual interest income	1,657	1,518
Real estate owned	103	103
Unrealized loss on investment securities, available-for-sale	97,206	98,587
Loan discounts	5,913	7,007
Tax basis premium/discount on acquisitions	324	1,222
Investments	28,867	28,523
Other	8,270	8,007
Gross deferred tax assets	234,391	239,196
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,987	4,252
Core deposit intangibles	14,547	14,755
FHLB dividends	3,029	2,681
Other	8,398	8,187
Gross deferred tax liabilities	27,961	29,875
Net deferred tax assets	$206,430	$209,321
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
Stock Repurchases
During the six months ended June 30, 2023, the Company repurchased a total of 1,150,849 shares with a weighted-average stock price of $22.00 per share. Shares repurchased under the program as of June 30, 2023 since its inception total 21,910,715 shares. The remaining balance available for repurchase is 17,841,285 shares at June 30, 2023.

Stock Compensation Plans
On January 21, 2022, the Company’s Board of Directors adopted, and on April 21, 2022, the Company's shareholders approved, the Home BancShares, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan replaced the Company’s Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “2006 Plan” and, together with the 2022 Plan, the “Plans”), which expired on February 27, 2022. The purpose of the Plans is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of June 30, 2023, the maximum total number of shares of the Company’s common stock available for issuance under the 2022 Plan was 14,788,000 shares (representing 13,288,000 shares approved for issuance under the 2006 Plan plus 1,500,000 shares added upon adoption of the 2022 Plan). At June 30, 2023, the Company had 2,575,023 shares of common stock available for future grants and 5,442,539 shares of common stock reserved for issuance pursuant to the Plans.
The intrinsic value of the stock options outstanding and stock options vested at June 30, 2023 was $6.3 million and $6.1 million, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2023 was approximately $1.5 million. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $3.7 million as of June 30, 2023.
The table below summarizes the stock option transactions under the 2022 Plan at June 30, 2023 and December 31, 2022 and changes during the three-month period and year then ended:

	For the Six Months Ended June 30, 2023		For the Year Ended December 31, 2022
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	2,971	$20.45	3,015	$20.06
Granted	25	22.63	183	21.13
Forfeited/Expired	(5)	23.23	(96)	21.89
Exercised	(123)	10.39	(131)	11.30
Outstanding, end of period	2,868	20.90	2,971	20.45
Exercisable, end of period	2,021	20.00	1,837	18.89
Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. The weighted-average fair value of options granted during the six months ended June 30, 2023 was $5.37 per share. There were 25,000 options granted during the six months ended June 30, 2023. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.
The assumptions used in determining the fair value of the 2023 and 2022 stock option grants were as follows:

	For the Six Months Ended June 30, 2023	For the Year Ended December 31, 2022
Expected dividend yield	2.98%	3.14%
Expected stock price volatility	27.97%	31.18%
Risk-free interest rate	3.37%	2.82%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at June 30, 2023:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$14.00 to $15.99	100	1.55	$14.71	100	$14.71
$16.00 to $17.99	190	1.45	16.94	190	16.94
$18.00 to $19.99	886	2.29	18.48	879	18.48
$20.00 to $21.99	270	5.24	20.88	193	20.99
$22.00 to $23.99	1,331	5.16	23.21	589	23.12
$24.00 to $25.99	91	4.90	25.59	70	25.96
	2,868			2,021
The table below summarized the activity for the Company’s restricted stock issued and outstanding at June 30, 2023 and December 31, 2022 and changes during the period and year then ended:

	As of June 30, 2023	As of December 31, 2022
	(In thousands)
Beginning of year	1,381	1,231
Issued	261	409
Vested	(152)	(178)
Forfeited	(53)	(81)
End of period	1,437	1,381
Amount of expense for the six months and twelve months ended, respectively	$4,186	$7,646
Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $15.1 million as of June 30, 2023.

14. Non-Interest Expense
The table below shows the components of non-interest expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Salaries and employee benefits	$64,534	$65,795	$129,024	$109,346
Occupancy and equipment	14,923	14,256	29,875	23,400
Data processing expense	9,151	10,094	18,119	17,133
Merger and acquisition expenses	—	48,731	—	49,594
Other operating expenses:
Advertising	2,098	2,117	4,329	3,383
Amortization of intangibles	2,478	2,477	4,955	3,898
Electronic banking expense	3,675	3,352	7,005	5,890
Directors’ fees	538	375	998	779
Due from bank service charges	286	396	559	666
FDIC and state assessment	3,220	2,390	6,720	4,058
Insurance	927	973	1,816	1,743
Legal and accounting	1,436	1,061	2,524	1,858
Other professional fees	2,774	2,254	5,058	3,863
Operating supplies	763	995	1,501	1,749
Postage	586	556	1,087	862
Telephone	573	384	1,101	721
Other expense	8,320	9,276	16,255	13,435
Total other operating expenses	27,674	26,606	53,908	42,905
Total non-interest expense	$116,282	$165,482	$230,926	$242,378
15. Leases
The Company leases land and office facilities under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2044 and do not include renewal options based on economic factors that would have implied that continuation of the lease was reasonably certain. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally include real estate taxes and common area maintenance charges in the rental payments. Short-term leases are leases having a term of twelve months or less. The Company does not separate nonlease components from the associated lease component of our operating leases. As a result, the Company accounts for these components as a single component since (i) the timing and pattern of transfer of the nonlease components and the associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company recognizes short term leases on a straight-line basis and does not record a related ROU asset and liability for such leases. In addition, equipment leases were determined to be immaterial and a related ROU asset and liability for such leases is not recorded.
As of June 30, 2023, the balances of the right-of-use asset and lease liability were $41.9 million and $44.8 million, respectively. As of December 31, 2022, the balances of the right-of-use asset and lease liability were $42.9 million and $46.0 million, respectively. The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
2023	$4,475	$8,332
2024	8,085	7,463
2025	7,325	6,739
2026	6,948	6,352
2027	6,381	5,821
Thereafter	24,634	24,591
Total future minimum lease payments	$57,848	$59,298
Discount effect of cash flows	(13,022)	(13,344)
Present value of net future minimum lease payments	$44,826	$45,954
Additional information (dollar amounts in thousands):

	For the Three Months Ended		Six Months Ended
Lease expense:	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease expense	$1,923	$2,116	$3,878	$3,939
Short-term lease expense	—	—	—	1
Variable lease expense	260	218	520	443
Total lease expense	$2,183	$2,334	$4,398	$4,383
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$1,987	$2,154	$4,010	$3,983
Weighted-average remaining lease term (in years)	8.69	9.33	8.77	9.42
Weighted-average discount rate	3.39%	3.38%	3.44%	3.39%
The Company currently leases three properties from three related parties. Total rent expense from the leases was $35,000, or 1.59% of total lease expense and $69,000, or 1.57% of total lease expense, for the three and six months ended June 30, 2023, respectively.
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
Although the Company has a diversified loan portfolio, at June 30, 2023 and December 31, 2022, commercial real estate loans represented 56.6% and 56.3% of total loans receivable, respectively, and 219.5% and 230.1% of total stockholders’ equity at June 30, 2023 and December 31, 2022, respectively. Residential real estate loans represented 15.8% and 16.1% of total loans receivable and 61.5% and 66.0% of total stockholders’ equity at June 30, 2023 and December 31, 2022, respectively.
Approximately 80.7% of the Company’s total loans and 86.1% of the Company’s real estate loans as of June 30, 2023, are to borrowers whose collateral is located in Alabama, Arkansas, Florida, Texas and New York, the states in which the Company has its branch locations.

For the three and six months ended June 30, 2023, the Company recorded $2.3 million and $3.5 million in provision for credit losses on loans, respectively. However, the Company determined that no additional provision was necessary for unfunded commitments as the current level of the reserve was considered adequate.
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
At June 30, 2023 and December 31, 2022, commitments to extend credit of $4.93 billion and $4.83 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2023 and December 31, 2022, was $186.8 million and $184.6 million, respectively.
The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.
18. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the six months ended June 30, 2023, the Company requested approximately $175.8 million in regular dividends from its banking subsidiary.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, Tier 1 common equity Tier 1 ("CET1") and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2023, the Company meets all capital adequacy requirements to which it is subject.

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
The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are: a 6.5% CET1 risk-based capital ratio, a 5% Tier 1 leverage capital ratio, an 8% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. As of June 30, 2023, the Bank met the capital standards for a well-capitalized institution. The Company’s CET1 risk-based capital ratio, Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 13.63%, 11.92%, 13.63%, and 17.28%, respectively, as of June 30, 2023.
19. Additional Cash Flow Information
The following is a summary of the Company’s additional cash flow information during the six-month periods ended:

	June 30,
	2023	2022
	(In thousands)
Interest paid	$147,892	$27,605
Income taxes paid	71,925	38,553
Assets acquired by foreclosure	316	9
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
Collateral dependent individually evaluated loans - loans are carried at the net realizable value of the collateral or observable market price if the loan is collateral dependent. A portion of the allowance for credit losses is allocated to collateral dependent loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for credit losses to require an increase, such increase is reported as a component of the provision for credit losses. The fair value of loans with specific allocated losses was $96.7 million and $168.6 million as of June 30, 2023 and December 31, 2022, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $420,000 and $77,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended June 30, 2023 and 2022, respectively. The Company reversed approximately $656,000 and $149,000 of accrued interest receivable when impaired loans were put on non-accrual status during the six months ended June 30, 2023 and 2022, respectively.
Foreclosed assets held for sale – Foreclosed assets held for sale are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of June 30, 2023 and December 31, 2022, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $725,000 and $546,000, respectively.
No foreclosed assets held for sale were remeasured during the six months ended June 30, 2023. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.
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

	June 30, 2023
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$611,191	$611,191	1
Federal funds sold	1,550	1,550	1
Investment securities - available for sale	3,645,013	3,645,013	2
Investment securities - held-to-maturity	1,285,150	1,155,768	2
Loans receivable, net of impaired loans and allowance	13,744,524	13,665,607	3
Accrued interest receivable	101,066	101,066	1
FHLB, FRB & FNBB Bank stock; other equity investments	227,480	227,480	3
Marketable equity securities	39,887	39,887	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,598,593	$4,598,593	1
Savings and interest-bearing transaction accounts	11,169,940	11,169,940	1
Time deposits	1,228,358	1,202,652	3
Securities sold under agreements to repurchase	160,349	160,349	1
FHLB and other borrowed funds	701,550	674,604	2
Accrued interest payable	15,063	15,063	1
Subordinated debentures	440,129	381,283	3

	December 31, 2022
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$724,790	$724,790	1
Investment securities - available for sale	4,041,590	4,041,590	2
Investment securities - held-to-maturity	1,287,705	1,126,146	2
Loans receivable, net of impaired loans and allowance	13,929,892	13,723,865	3
Accrued interest receivable	103,199	103,199	1
FHLB, FRB & FNBB Bank stock; other equity investments	215,952	215,952	3
Marketable equity securities	52,034	52,034	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$5,164,997	$5,164,997	1
Savings and interest-bearing transaction accounts	11,730,552	11,730,552	1
Time deposits	1,043,234	1,014,348	3
Securities sold under agreements to repurchase	131,146	131,146	1
FHLB and other borrowed funds	650,000	595,886	2
Accrued interest payable	10,622	10,622	1
Subordinated debentures	440,420	411,686	3
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

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
Results of Review of Interim Consolidated Financial Statements
We have reviewed the condensed consolidated balance sheet of Home BancShares, Inc. (“the Company”) and subsidiaries as of June 30, 2023, and the related condensed consolidated statements of income, comprehensive income (loss), and stockholder’s equity for the three-month and six-month periods ended June 30, 2023 and 2022, and cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2022, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
August 4, 2023

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
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of June 30, 2023, we had, on a consolidated basis, total assets of $22.13 billion, loans receivable, net of allowance for credit losses of $13.90 billion, total deposits of $17.00 billion, and stockholders’ equity of $3.65 billion.
We generate the majority of our revenue from interest on loans and investments, service charges, and mortgage banking income. Deposits and Federal Home Loan Bank (“FHLB”) and other borrowed funds are our primary sources of funding. Our largest expenses are interest on our funding sources, salaries and related employee benefits and occupancy and equipment. We measure our performance by calculating our return on average common equity, return on average assets and net interest margin. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio, as adjusted, is a non-GAAP measure and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding adjustments such as merger and acquisition expenses and/or certain gains, losses and other non-interest income and expenses.
Table 1: Key Financial Measures

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Total assets	$22,126,429	$24,253,168	$22,126,429	$24,253,168
Loans receivable	14,180,972	13,923,873	14,180,972	13,923,873
Allowance for credit losses	(285,683)	(294,267)	(285,683)	(294,267)
Total deposits	16,996,891	19,580,072	16,996,891	19,580,072
Total stockholders’ equity	3,654,084	3,498,565	3,654,084	3,498,565
Net income	105,271	15,978	208,233	80,870
Basic earnings per share	0.52	0.08	1.03	0.44
Diluted earnings per share	0.52	0.08	1.02	0.44
Book value per share	18.04	17.04	18.04	17.04
Tangible book value per share (non-GAAP)(1)	10.87	9.92	10.87	9.92
Annualized net interest margin - FTE	4.28%	3.64%	4.33%	3.46%
Efficiency ratio	44.00	66.31	44.39	58.26
Efficiency ratio, as adjusted (non-GAAP)(2)	44.83	46.02	44.12	46.53
Return on average assets	1.90	0.26	1.87	0.75
Return on average common equity	11.63	1.78	11.66	5.14
(1)See Table 19 for the non-GAAP tabular reconciliation.
(2)See Table 23 for the non-GAAP tabular reconciliation.

Results of Operations for the Three Months Ended June 30, 2023 and 2022
Our net income increased $89.3 million, or 558.8%, to $105.3 million for the three-month period ended June 30, 2023, from $16.0 million for the same period in 2022. On a diluted earnings per share basis, our earnings were $0.52 per share for the three-month period ended June 30, 2023 compared to $0.08 per share for the three-month period ended June 30, 2022. During the second quarter of 2022, we completed the acquisition of Happy Bancshares, Inc. ("Happy"). As a result of the acquisition of Happy, we incurred $48.7 million in merger expenses and recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count," an $11.4 million provision for credit losses on acquired unfunded commitments and a $2.0 million provision for credit losses on acquired held-to-maturity investment securities. The summation of these items reduced earnings by $107.3 million and earnings per share by $0.39 per share for the three-month period ended June 30, 2022. The Company recorded a $4.0 million provision for credit losses for the quarter ended June 30, 2023. This consisted of a $2.3 million provision for credit losses on loans and a $1.7 million provision for credit losses on available-for-sale investment securities. The Company determined that a provision for unfunded commitments was not necessary as of June 30, 2023 as the current level was considered adequate. During the three months ended June 30, 2023, the Company recorded $2.8 million in bank owned life insurance ("BOLI") death benefits and a $783,000 increase in the fair value of marketable securities.
Total interest income increased by $72.6 million, or 33.5%, non-interest income increased by $4.9 million, or 11.1%, and non-interest expense decreased $49.2 million, or 29.73%. This was partially offset by a $63.7 million, or 349.1%, increase in total interest expense. These fluctuations are primarily due to the rising rate environment and the acquisition of Happy. The increase in interest income resulted from a $61.4 million, or 33.8%, increase in loan interest income and a $14.0 million, or 48.9%, increase in investment income, partially offset by a $2.8 million, or 43.2%, decrease in interest income on deposits at other banks. The increase in non-interest income was primarily due to a $7.5 million, or 97.0%, increase in other income and a $2.6 million, or 143.5%, increase in the fair value adjustment for marketable securities, partially offset by a $3.3 million, or 55.8%, decrease in mortgage lending income and a $1.0 million, or 25.9%, decrease in dividends from FHLB, FRB, FNBB and other. The increase in interest expense was primarily due to a $59.4 million, or 553.8%, increase in interest on deposits and a $4.7 million, or 247.9%, increase in interest on FHLB and other borrowed funds, partially offset by a $1.3 million, or 24.2%, decrease in interest on subordinated debentures. The decrease in non-interest expense was due to a decrease of $48.7 million, or 100.00%, in merger and acquisition expenses, a $1.3 million, or 1.9%, decrease in salaries and employee benefits and a $943,000, or 9.3%, decrease in data processing expense, partially offset by a $1.1 million, or 4.0%, increase in other operating expenses and a $667,000, or 4.7%, increase in occupancy and equipment. Income tax expense increased by $28.3 million, or 859.8%, during the quarter due to an increase in net income.
Our net interest margin increased from 3.64% for the three-month period ended June 30, 2022 to 4.28% for the three-month period ended June 30, 2023. The yield on interest earning assets was 5.96% and 3.97% for the three months ended June 30, 2023 and 2022, respectively, as average interest earning assets decreased from $22.18 billion to $19.58 billion. The decrease in average interest earning assets is primarily due to a $2.93 billion decrease in average interest-bearing balances due from banks and $88.7 million decrease in average investment securities, partially offset by a $421.0 million increase in average loans receivable. For the three months ended June 30, 2023 and 2022, we recognized $2.7 million and $5.2 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by five basis points. We recognized $1.3 million in event interest income for the three months ended June 30, 2023 compared to $1.4 million for the three months ended June 30, 2022. The overall increase in the net interest margin was due to a decrease in average interest-bearing cash balances as well as an increase in interest income from higher yields on average interest-earning assets, which was partially offset by an increase in interest expense due to the higher yields on average interest-bearing liabilities as a result of the current rising interest rate environment.
Our efficiency ratio was 44.00% for the three months ended June 30, 2023, compared to 66.31% for the same period in 2022. For the first quarter of 2023, our efficiency ratio, as adjusted (non-GAAP), was 44.83%, compared to 46.02% reported for the first quarter of 2022. (See Table 23 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 1.90% for the three months ended June 30, 2023, compared to 0.26% for the same period in 2022. (See Table 20 for the related non-GAAP financial measures and tabular reconciliation). Our annualized return on average common equity was 11.63% and 1.78% for the three months ended June 30, 2023, and 2022, respectively. (See Table 21 for the related non-GAAP financial measures and tabular reconciliation).

Results of Operations for the Six Months Ended June 30, 2023 and 2022
Our net income increased $127.4 million, or 157.5%, to $208.2 million for the six months ended June 30, 2023, from $80.9 million for the same period in 2022. On a diluted earnings per share basis, our earnings were $1.02 per share for the six months ended June 30, 2023 compared to $0.44 per share for the six months ended June 30, 2022. As a result of the acquisition of Happy, we incurred $49.6 million in merger expenses and recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count," an $11.4 million provision for credit losses on acquired unfunded commitments and a $2.0 million provision for credit losses on acquired held-to-maturity investment securities. The summation of these items reduced earnings by $108.2 million and earnings per share by $0.44 per share for the six-month period ended June 30, 2022. The Company recorded a $5.2 million provision for credit losses for the six months ended June 30, 2023. This consisted of a $3.5 million provision for credit losses on loans and a $1.7 million provision for credit losses on available-for-sale investment securities. The Company determined that a provision for unfunded commitments was not necessary as of June 30, 2023 as the current level was considered adequate. During the six months ended June 30, 2023, the Company recorded a $10.6 million decrease in the fair value of marketable securities, $3.5 million in recoveries on historic losses and $2.8 million in BOLI death benefits.
Total interest income increased by $212.7 million, or 58.8%, non-interest income increased by $8.4 million, or 11.2%, and non-interest expense decreased by $11.5 million, or 4.7%. This was partially offset by a $120.3 million, or 375.9%, increase in total interest expense. These fluctuations are primarily due to the acquisition of Happy and the rising rate environment. The increase in interest income resulted from a $168.9 million, or 54.3%, increase in loan interest income and a $43.5 million, or 102.4%, increase in investment income. The increase in non-interest income was primarily due to an $11.4 million, or 72.9%, increase in other income, a $4.0 million, or 82.2%, increase in trust fees, a $3.4 million, or 16.6%, increase in other service charges and fees, a $2.8 million, or 17.6%, increase in service charges on deposit accounts, a $1.1 million, or 23.1%, increase in dividends from FHLB, FRB, FNBB and other, and a $906,000, or 5,033.3%, increase in gain on sale of branches, equipment and other assets, net. These increases were partially offset by a $10.9 million, or 3,379.3%, decrease in the fair value adjustment for marketable securities and a $4.7 million, or 47.3%, decrease in mortgage lending income. Included within other income was $3.5 million in recoveries on historic losses. The increase in interest expense was primarily due to a $113.7 million, or 727.7%, increase in interest on deposits, a $9.0 million, or 239.1%, increase in interest on FHLB and other borrowed funds and a $1.7 million, or 574.2%, increase in interest on securities sold under agreements to repurchase, partially offset by a $4.1 million, or 33.1%, decrease in interest on subordinated debentures. The decrease in non-interest expense was due to a $49.6 million, or 100.0%, decrease in merger and acquisition expense, partially offset by a $19.7 million, or 18.0%, increase in salaries and employee benefits, an $11.0 million, or 25.6%, increase in other operating expenses, a $6.5 million, or 27.7%, increase in occupancy and equipment and a $986,000, or 5.8%, increase in data processing expense. Income tax expense increased by $38.2 million, or 164.0%, during the six months ended June 30, 2023 due to an increase in net income.
Our net interest margin increased from 3.46% for the six months ended June 30, 2022 to 4.33% for the six months ended June 30, 2023. The yield on interest earning assets was 5.88% and 3.79% for the six months ended June 30, 2023 and 2022, respectively, as average interest earning assets increased from $19.49 billion to $19.82 billion. The increase in average interest earning assets is primarily due to a $2.47 billion increase in average loans receivable and an $859.7 million increase in average investment securities, largely resulting from the acquisition of Happy, partially offset by a $3.00 billion decrease in average interest-bearing balances due from banks. For the six months ended June 30, 2023 and 2022, we recognized $5.8 million and $8.3 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by two basis points. We recognized $3.4 million in event interest income for the six months ended June 30, 2023 compared to $2.0 million for the six months ended June 30, 2022, which increased the net interest margin by two basis points. The overall increase in the net interest margin was due to a decrease in average interest-bearing cash balances as well as an increase in interest income from higher yields on average interest-earning assets, partially offset by an increase in interest expense due to an increase in average interest-bearing liabilities at higher interest rates primarily as a result of the Happy acquisition and the current rising interest rate environment.
Our efficiency ratio was 44.39% for the six months ended June 30, 2023, compared to 58.26% for the same period in 2022. For the second quarter of 2023, our efficiency ratio, as adjusted (non-GAAP), was 44.12%, compared to 46.53% reported for the second quarter of 2022. (See Table 23 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 1.87% for the six months ended June 30, 2023, compared to 0.75% for the same period in 2022. (See Table 20 for the related non-GAAP financial measures and tabular reconciliation). Our annualized return on average common equity was 11.66% and 5.14% for the six months ended June 30, 2023, and 2022, respectively. (See Table 21 for the related non-GAAP financial measures and tabular reconciliation).

Financial Condition as of and for the Period Ended June 30, 2023 and December 31, 2022
Our total assets as of June 30, 2023 decreased $757.2 million to $22.13 billion from $22.88 billion reported as of December 31, 2022. The decrease in total assets is primarily due to a $399.1 million decrease in investment securities resulting from paydowns and maturities during the first six months of 2023. Cash and cash equivalents decreased $113.6 million for the six months ended June 30, 2023. Our loan portfolio balance decreased to $14.18 billion as of June 30, 2023 from $14.41 billion at December 31, 2022. The decrease in loans was primarily due to $409.0 million of organic loan decline from our Centennial Commercial Finance Group ("CFG") franchise, partially offset by $180.5 million organic loan growth in our remaining footprint. Total deposits decreased $941.9 million to $17.00 billion as of June 30, 2023 from $17.94 billion as of December 31, 2022. The decrease in deposits was primarily due to the runoff of deposits during the first six months of 2023 as a result of the current rising interest rate environment. Stockholders’ equity increased $127.7 million to $3.65 billion as of June 30, 2023, compared to $3.53 billion as of December 31, 2022. The $127.7 million increase in stockholders’ equity is primarily associated with the $208.2 million in net income for the six months ended June 30, 2023 and the $12.8 million in other comprehensive income, partially offset by the $73.1 million of shareholder dividends paid and stock repurchases of $25.3 million in 2023.
Our non-performing loans were $60.5 million, or 0.43% of total loans as of June 30, 2023, compared to $60.9 million, or 0.42% of total loans, as of December 31, 2022. The allowance for credit losses as a percentage of non-performing loans decreased slightly to 472.23% as of June 30, 2023, from 475.99% as of December 31, 2022. Non-performing loans from our Arkansas franchise were $11.2 million at June 30, 2023 compared to $8.4 million as of December 31, 2022. Non-performing loans from our Florida franchise were $19.7 million at June 30, 2023 compared to $20.5 million as of December 31, 2022. Non-performing loans from our Texas franchise were $22.6 million at June 30, 2023 compared to $22.2 million as of December 31, 2022. Non-performing loans from our Alabama franchise were $382,000 at June 30, 2023 compared to $404,000 as of December 31, 2022. Non-performing loans from our Shore Premier Finance ("SPF") franchise were $3.8 million at June 30, 2023 compared to $2.3 million as of December 31, 2022. Non-performing loans from our Centennial CFG franchise were $2.8 million at June 30, 2023 compared to $7.1 million as of December 31, 2022.
As of June 30, 2023, our non-performing assets decreased to $61.3 million, or 0.28% of total assets, from $61.5 million, or 0.27% of total assets, as of December 31, 2022. Non-performing assets from our Arkansas franchise were $11.4 million at June 30, 2023 compared to $8.5 million as of December 31, 2022. Non-performing assets from our Florida franchise were $20.0 million at June 30, 2023 compared to $20.8 million as of December 31, 2022. Non-performing assets from our Texas franchise were $23.0 million at June 30, 2023 compared to $22.4 million as of December 31, 2022. Non-performing assets from our Alabama franchise were $382,000 at June 30, 2023 compared to $404,000 as of December 31, 2022. Non-performing assets from our SPF franchise were $3.8 million at June 30, 2023 compared to $2.3 million as of December 31, 2022. Non-performing assets from our Centennial CFG franchise were $2.8 million at June 30, 2023 compared to $7.1 million as of December 31, 2022.
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
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies:
•Management has a reasonable expectation at the reporting date that restructured loans made to borrowers experiencing financial difficulty will be executed with an individual borrower.
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
As of June 30, 2023, we had 223 branch locations. There were 76 branches in Arkansas, 78 branches in Florida, 63 branches in Texas, five branches in Alabama and one branch in New York City.
Results of Operations
For the three and six months ended June 30, 2023 and 2022
Our net income increased $89.3 million, or 558.8%, to $105.3 million for the three-month period ended June 30, 2023, from $16.0 million for the same period in 2022. On a diluted earnings per share basis, our earnings were $0.52 per share for the three-month period ended June 30, 2023 compared to $0.08 per share for the three-month period ended June 30, 2022. During the second quarter of 2022, we completed the acquisition of Happy. As a result of the acquisition of Happy, we incurred $48.7 million in merger expenses and recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count," an $11.4 million provision for credit losses on acquired unfunded commitments and a $2.0 million provision for credit losses on acquired held-to-maturity investment securities. The summation of these items reduced earnings by $107.3 million and earnings per share by $0.39 per share for the three-month period ended June 30, 2022. The Company recorded a $4.0 million provision for credit losses for the quarter ended June 30, 2023. This consisted of a $2.3 million provision for credit losses on loans and a $1.7 million provision for credit losses on available-for-sale investment securities. The Company determined that a provision for unfunded commitments was not necessary as of June 30, 2023 as the current level was considered adequate. During the three months ended June 30, 2023, the Company recorded $2.8 million in BOLI death benefits and a $783,000 increase in the fair value of marketable securities.

Our net income increased $127.4 million, or 157.5%, to $208.2 million for the six months ended June 30, 2023, from $80.9 million for the same period in 2022. On a diluted earnings per share basis, our earnings were $1.02 per share for the six months ended June 30, 2023 compared to $0.44 per share for the six months ended June 30, 2022. As a result of the acquisition of Happy, we incurred $49.6 million in merger expenses and recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count," an $11.4 million provision for credit losses on acquired unfunded commitments and a $2.0 million provision for credit losses on acquired held-to-maturity investment securities. The summation of these items reduced earnings by $108.2 million and earnings per share by $0.44 per share for the six-month period ended June 30, 2022. The Company recorded a $5.2 million provision for credit losses for the six months ended June 30, 2023. This consisted of a $3.5 million provision for credit losses on loans and a $1.7 million provision for credit losses on available-for-sale investment securities. The Company determined that a provision for unfunded commitments was not necessary as of June 30, 2023 as the current level was considered adequate. During the six months ended June 30, 2023, the Company recorded a $10.6 million decrease in the fair value of marketable securities, $3.5 million in recoveries on historic losses and $2.8 million in BOLI death benefits.
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the target rate seven times during 2022. First, on March 16, 2022, the target rate was increased to 0.25% to 0.50%. Second, on May 4, 2022, the target rate was increased to 0.75% to 1.00%. Third, on June 15, 2022, the target rate was increased to 1.50% to 1.75%. Fourth, on July 27, 2022, the target rate was increased to 2.25% to 2.50%. Fifth, on September 21, 2022, the target rate was increased to 3.00% to 3.25%. Sixth, on November 2, 2022, the target rate was increased to 3.75% to 4.00%. Seventh, on December 14, 2022, the target rate was increased to 4.25% to 4.50%. The Federal Reserve increased the target rate three times during the first six months 2023. First, on February 1, 2023, the target rate was increased to 4.50% to 4.75%, second, on March 22, 2023, the target rate was increased to 4.75% to 5.00% and third, on May 3, 2023, the target rate was increased to 5.00% to 5.25%. The Federal Reserve increased the target rate to 5.25% to 5.50% on July 26, 2023.
Our net interest margin increased from 3.64% for the three-month period ended June 30, 2022 to 4.28% for the three-month period ended June 30, 2023. The yield on interest earning assets was 5.96% and 3.97% for the three months ended June 30, 2023 and 2022, respectively, as average interest earning assets decreased from $22.18 billion to $19.58 billion. The decrease in average interest earning assets is primarily due to a $2.93 billion decrease in average interest-bearing balances due from banks and an $88.7 million decrease in average investment securities, partially offset by a $421.0 million increase in average loans receivable. For the three months ended June 30, 2023 and 2022, we recognized $2.7 million and $5.2 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by five basis points. We recognized $1.3 million in event interest income for the three months ended June 30, 2023 compared to $1.4 million for the three months ended June 30, 2022. The overall increase in the net interest margin was due to a decrease in average interest-bearing cash balances as well as an increase in interest income from higher yields on average interest-earning assets, which was partially offset by an increase in interest expense due to the higher yields on average interest-bearing liabilities as a result of the current rising interest rate environment.
Our net interest margin increased from 3.46% for the six months ended June 30, 2022 to 4.33% for the six months ended June 30, 2023. The yield on interest earning assets was 5.88% and 3.79% for the six months ended June 30, 2023 and 2022, respectively, as average interest earning assets increased from $19.49 billion to $19.82 billion. The increase in average interest earning assets is primarily due to a $2.47 billion increase in average loans receivable and an $859.7 million increase in average investment securities, largely resulting from the acquisition of Happy, partially offset by a $3.00 billion decrease in average interest-bearing balances due from banks. For the six months ended June 30, 2023 and 2022, we recognized $5.8 million and $8.3 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by two basis points. We recognized $3.4 million in event interest income for the six months ended June 30, 2023 compared to $2.0 million for the six months ended June 30, 2022 which increased the net interest margin by two basis points. The overall increase in the net interest margin was due to a decrease in average interest-bearing cash balances as well as an increase in interest income from higher yields on average interest-earning assets, which was partially offset by an increase in interest expense due to an increase in average interest-bearing liabilities at higher interest rates primarily as a result of the Happy acquisition and the current rising interest rate environment.

Net interest income on a fully taxable equivalent basis increased $7.9 million, or 3.9%, to $209.1 million for the three-month period ended June 30, 2023, from $201.2 million for the same period in 2022. This increase in net interest income for the three-month period ended June 30, 2023 was the result of a $71.6 million increase in interest income, mostly offset by a $63.7 million increase in interest expense, on a fully taxable equivalent basis. The $71.6 million increase in interest income was primarily the result of the increasing interest rate environment. The higher yield on earning assets resulted in an increase in interest income of approximately $76.8 million, which was partially offset by the decrease of $5.2 million in interest income due to the decrease in average interest earning asset balances. The $63.7 million increase in interest expense is primarily the result of the increasing interest rate environment. The higher rates on interest bearing liabilities resulted in an increase in interest expense of approximately $64.2 million, partially offset by the decrease in average interest bearing liabilities that reduced interest expense by approximately $475,000.
Net interest income on a fully taxable equivalent basis increased $91.2 million, or 27.3%, to $425.4 million for the six months ended June 30, 2023, from $334.1 million for the same period in 2022. This increase in net interest income for the six months ended June 30, 2023 was the result of a $211.6 million increase in interest income, partially offset by a $120.3 million increase in interest expense, on a fully taxable equivalent basis. The $211.6 million increase in interest income was primarily the result of the increasing interest rate environment and the higher level of average interest earning assets due to the acquisition of Happy during the second quarter of 2022. The higher yield on earning assets resulted in an increase in interest income of approximately $142.2 million, and the increase in earning assets resulted in an increase in interest income of approximately $69.4 million. The $120.3 million increase in interest expense is primarily the result of the increasing interest rate environment as well as the higher level of average interest bearing liabilities due to the acquisition of Happy during the second quarter of 2022. The higher rates on interest bearing liabilities resulted in an increase in interest expense of approximately $118.9 million, and the increase in interest bearing liabilities resulted in an increase in interest expense of approximately $1.4 million.
Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2023 and 2022, as well as changes in fully taxable equivalent net interest margin for the three and six months ended June 30, 2023 compared to the same period in 2022.
Table 2: Analysis of Net Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Interest income	$289,632	$217,013	$574,571	$361,916
Fully taxable equivalent adjustment	1,494	2,471	3,122	4,209
Interest income – fully taxable equivalent	291,126	219,484	577,693	366,125
Interest expense	81,989	18,255	152,333	32,010
Net interest income – fully taxable equivalent	$209,137	$201,229	$425,360	$334,115
Yield on earning assets – fully taxable equivalent	5.96%	3.97%	5.88%	3.79%
Cost of interest-bearing liabilities	2.40	0.49	2.23	0.49
Net interest spread – fully taxable equivalent	3.56	3.48	3.65	3.30
Net interest margin – fully taxable equivalent	4.28	3.64	4.33	3.46
Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended June 30,	Six Months Ended June 30,
	2023 vs. 2022	2023 vs. 2022
	(In thousands)
(Decrease) increase in interest income due to change in earning assets	$(5,183)	$69,405
Increase in interest income due to change in earning asset yields	76,825	142,163
Decrease (increase) in interest expense due to change in interest-bearing liabilities	475	(1,393)
Increase in interest expense due to change in interest rates paid on interest-bearing liabilities	(64,209)	(118,930)
Increase in net interest income	$7,908	$91,245

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and six months ended June 30, 2023 and 2022, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2023			2022
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$320,039	$3,729	4.67%	$3,252,674	$6,565	0.81%
Federal funds sold	5,350	68	5.10	1,857	3	0.65
Investment securities – taxable	3,718,320	34,751	3.75	3,817,209	20,941	2.20
Investment securities – non-taxable	1,280,781	9,332	2.92	1,270,602	10,055	3.17
Loans receivable	14,259,647	243,246	6.84	13,838,687	181,920	5.27
Total interest-earning assets	19,584,137	291,126	5.96%	22,181,029	219,484	3.97%
Non-earning assets	2,643,267			2,607,336
Total assets	$22,227,404			$24,788,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$11,242,988	$62,637	2.23%	$12,632,612	9,770	0.31%
Time deposits	1,174,925	7,510	2.56	1,170,860	959	0.33
Total interest-bearing deposits	12,417,913	70,147	2.27	13,803,472	10,729	0.31
Federal funds purchased	123	2	6.52	869	2	0.92
Securities sold under agreement to repurchase	143,969	1,121	3.12	123,011	187	0.61
FHLB and other borrowed funds	679,445	6,596	3.89	400,000	1,896	1.90
Subordinated debentures	440,201	4,123	3.76	568,187	5,441	3.84
Total interest-bearing liabilities	13,681,651	81,989	2.40%	14,895,539	18,255	0.49%
Non-interest-bearing liabilities
Non-interest-bearing deposits	4,717,623			6,138,497
Other liabilities	197,936			162,571
Total liabilities	18,597,210			21,196,607
Stockholders’ equity	3,630,194			3,591,758
Total liabilities and stockholders’ equity	$22,227,404			$24,788,365
Net interest spread			3.56%			3.48%
Net interest income and margin		$209,137	4.28%		$201,229	3.64%

	Six Months Ended June 30,
	2023			2022
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$372,752	$8,414	4.55%	$3,374,606	$8,238	0.49%
Federal funds sold	2,926	74	5.10	1,805	4	0.45
Investment securities – taxable	3,791,872	70,039	3.72	3,155,481	30,021	1.92
Investment securities – non-taxable	1,285,148	18,814	2.95	1,061,822	16,339	3.10
Loans receivable	14,366,267	480,352	6.74	11,899,115	311,523	5.28
Total interest-earning assets	19,818,965	577,693	5.88%	19,492,829	366,125	3.79%
Non-earning assets	2,641,370			2,115,558
Total assets	$22,460,335			$21,608,387
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest- bearing transaction accounts	$11,410,230	$117,493	2.08%	$11,007,232	13,643	0.25%
Time deposits	1,123,793	11,816	2.12	1,013,600	1,980	0.39
Total interest-bearing deposits	12,534,023	129,309	2.08	12,020,832	15,623	0.26
Federal funds purchased	62	2	6.51	437	2	0.92
Securities sold under agreement to repurchase	139,477	1,989	2.88	130,248	295	0.46
FHLB borrowed funds	665,356	12,786	3.88	400,000	3,771	1.90
Subordinated debentures	440,273	8,247	3.78	589,917	12,319	4.21
Total interest-bearing liabilities	13,779,191	152,333	2.23%	13,141,434	32,010	0.49%
Non-interest-bearing liabilities
Non-interest-bearing deposits	4,879,521			5,152,673
Other liabilities	201,562			142,080
Total liabilities	18,860,274			18,436,187
Stockholders’ equity	3,600,061			3,172,200
Total liabilities and stockholders’ equity	$22,460,335			$21,608,387
Net interest spread			3.65%			3.30%
Net interest income and margin		$425,360	4.33%		$334,115	3.46%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and six months ended June 30, 2023 compared to the same period in 2022, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2023 over 2022			2023 over 2022
	Volume	Yield / Rate	Total	Volume	Yield / Rate	Total
	(In thousands)
(Decrease) increase in:
Interest income:
Interest-bearing balances due from banks	$(10,408)	$7,572	$(2,836)	$(13,212)	$13,388	$176
Federal funds sold	14	51	65	4	66	70
Investment securities – taxable	(556)	14,366	13,810	7,060	32,958	40,018
Investment securities – non-taxable	80	(803)	(723)	3,301	(826)	2,475
Loans receivable	5,687	55,639	61,326	72,252	96,577	168,829
Total interest income	(5,183)	76,825	71,642	69,405	142,163	211,568
Interest expense:
Interest-bearing transaction and savings deposits	(1,191)	54,058	52,867	518	103,332	103,850
Time deposits	3	6,548	6,551	238	9,598	9,836
Federal funds purchased	(3)	3	—	(3)	3	—
Securities sold under agreement to repurchase	37	897	934	22	1,672	1,694
FHLB borrowed funds	1,880	2,820	4,700	3,514	5,501	9,015
Subordinated debentures	(1,201)	(117)	(1,318)	(2,896)	(1,176)	(4,072)
Total interest expense	(475)	64,209	63,734	1,393	118,930	120,323
Increase (decrease) in net interest income	$(4,708)	$12,616	$7,908	$68,012	$23,233	$91,245
Provision for Credit Losses
Credit Loss Expense: During the six months ended June 30, 2023, the Company recorded a $3.5 million provision for credit losses on loans and a $1.7 million provision for credit losses on investment securities. However, the Company determined that no additional provision was necessary for unfunded commitments as the current level of the reserve was considered adequate.
Net charge-offs to average total loans was 0.11% for the three months ended June 30, 2023 compared to 0.07% for the three months ended June 30, 2022, and net charge-offs to average total loans was 0.11% for the six months ended June 30, 2023 compared to 0.08% for the six months ended June 30, 2022.
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
Acquired loans. In accordance with ASC 326, the Company records both a discount and an allowance for credit losses on acquired loans. This is commonly referred to as “double accounting" or "double count".

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
During the period ended June 30, 2023, one of the Company’s AFS subordinated debt investment securities was downgraded below investment grade. As result, the Company wrote down the value of the investment to its unrealized loss position, which required a $1.7 million provision. In addition, the Company reallocated the existing $842,000 allowance for credit losses on AFS investments to certain securities in the subordinated debt portfolio due to credit concerns across the banking sector. These investments are classified within the other securities category of the AFS portfolio. The $2.0 million allowance for credit losses for the held-to-maturity portfolio was considered adequate. No additional provision for credit losses was considered necessary for the HTM portfolio.
Non-Interest Income
Total non-interest income was $49.5 million and $83.7 million for the three and six months ended June 30, 2023, compared to $44.6 million and $75.3 million for the same periods in 2022. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending income, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.

Table 6 measures the various components of our non-interest income for the three and six months ended June 30, 2023 and 2022, respectively, as well as changes for the three and six months ended June 30, 2023 and 2022.
Table 6: Non-Interest Income

	Three Months Ended June 30,		2023 Change from 2022		Six Months Ended June 30,		2023 Change from 2022
	2023	2022			2023	2022
	(Dollars in thousands)
Service charges on deposit accounts	$9,231	$10,084	$(853)	(8.5)%	$19,073	$16,224	$2,849	17.6%
Other service charges and fees	11,763	12,541	(778)	(6.2)	23,638	20,274	3,364	16.6
Trust fees	4,052	4,320	(268)	(6.2)	8,916	4,894	4,022	82.2
Mortgage lending income	2,650	5,996	(3,346)	(55.8)	5,221	9,912	(4,691)	(47.3)
Insurance commissions	518	658	(140)	(21.3)	1,044	1,138	(94)	(8.3)
Increase in cash value of life insurance	1,211	1,140	71	6.2	2,315	1,632	683	41.9
Dividends from FHLB, FRB, FNBB & other	2,922	3,945	(1,023)	(25.9)	5,716	4,643	1,073	23.1
Gain on sale of SBA loans	—	—	—	—	139	95	44	46.3
Gain on sale of branches, equipment and other assets, net	917	2	915	45,750.0	924	18	906	5,033.3
Gain on OREO, net	319	9	310	3,444.4	319	487	(168)	(34.5)
Fair value adjustment for marketable securities	783	(1,801)	2,584	143.5	(10,625)	324	(10,949)	(3,379.3)
Other income	15,143	7,687	7,456	97.0	26,993	15,609	11,384	72.9
Total non-interest income	$49,509	$44,581	$4,928	11.1%	$83,673	$75,250	$8,423	11.2%
Non-interest income increased $4.9 million, or 11.1%, to $49.5 million for the three months ended June 30, 2023 from $44.6 million for the same period in 2022. The primary factors that resulted in this increase were the increases in other income and fair value adjustment for marketable securities. Other factors were changes related to increase in gain on sale of branches, equipment and other assets and gain on OREO, partially offset by decreases in mortgage lending income, dividends from FHLB, FRB, FNBB and other, service charges on deposit accounts and other service charges and fees.
Additional details for the three months ended June 30, 2023 on some of the more significant changes are as follows:
•The $853,000 decrease in service charges on deposit accounts is primarily related to a decrease in overdraft fees, service charge fees and account analysis fees, partially offset by an increase in ATM fees.
•The $778,000 decrease in other service charges and fees is primarily related to a decrease in Centennial CFG property finance loan fees and a decrease in interchange fees, partially offset by increases in Mastercard income and incentives and network income.
•The $3.3 million decrease in mortgage lending income is primarily related to a decrease in volume of secondary market loans from the higher volume of loans during 2022. The decrease in volume is due to the increase in interest rates.
•The $1.0 million decrease for dividends from FHLB, FRB, FNBB & other is primarily due to a lower volume of dividends from equity investments, partially offset by an increase in dividends on FHLB and FRB stock holdings.
•The $915,000 increase in gain on sale of branches, equipment and other assets, net, is primarily due to the sale of a building in Texas during 2023.
•The $310,000 increase in gains on OREO resulted from the increased volume of sales of OREO during 2023.
•The $2.6 million increase in the fair value adjustment for marketable securities is due to the increase in the fair value of marketable securities held by the Company.
•The $7.5 million increase in other income is primarily due to $7.6 million of income for equity method investments and $2.8 million in BOLI death benefit income, partially offset by a $2.7 million decrease in recoveries on historic losses.

Non-interest income increased $8.4 million, or 11.2%, to $83.7 million for the six months ended June 30, 2023 from $75.3 million for the same period in 2022. The primary factors that resulted in this increase were the increases in service charges on deposit accounts, trust fees, other service charges and fees and other income. Other factors were changes related to increase in cash value of life insurance and dividends from FHLB, FRB, FNBB & other, partially offset by decreases in mortgage lending income and the fair value adjustment for marketable securities.
Additional details for the six months ended June 30, 2023 on some of the more significant changes are as follows:
•The $2.8 million increase in service charges on deposit accounts is primarily related to an increase in overdraft fees and service charge fees related to the acquisition of Happy.
•The $3.4 million increase in other service charges and fees is primarily related to increases in Centennial CFG property finance loan fees, Mastercard income and incentives and network income, partially offset by a decrease in interchange fees.
•The $4.0 million increase in trust fees is primarily related to an increase in trust fees resulting from the acquisition of Happy during 2022.
•The $4.7 million decrease in mortgage lending income is primarily related to a decrease in volume of secondary market loans from the higher volume of loans during 2022. The decrease in volume is due to the increase in interest rates.
•The $683,000 increase in cash value of life insurance is primarily related to the increase in bank owned life insurance resulting from the acquisition of Happy.
•The $1.1 million increase for dividends from FHLB, FRB, FNBB & other is primarily due to an increase in dividend income from FHLB and FRB stock holdings related to the acquisition of Happy, partially offset by lower volume of dividends from equity investments.
•The $906,000 increase in gain on sale of branches, equipment and other assets, net, is primarily due to the sale of a building in Texas during 2023.
•The $10.9 million decrease in the fair value adjustment for marketable securities is due to a reduction in the fair value of marketable securities held by the Company.
•The $11.4 million increase in other income is primarily due to $11.4 million of income for equity method investments, $2.8 million in BOLI death benefit income and a $1.2 million increase in rental income related to the acquisition of Happy, partially offset by a $3.8 million decrease in recoveries on historic losses.
Non-Interest Expense
Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 7 below sets forth a summary of non-interest expense for the three and six months ended June 30, 2023 and 2022.
Table 7: Non-Interest Expense

	Three Months Ended June 30,		2023 Change from 2022		Six Months Ended June 30,		2023 Change from 2022
	2023	2022			2023	2022
	(Dollars in thousands)
Salaries and employee benefits	$64,534	$65,795	$(1,261)	(1.9)%	$129,024	$109,346	$19,678	18.0%
Occupancy and equipment	14,923	14,256	667	4.7	29,875	23,400	6,475	27.7
Data processing expense	9,151	10,094	(943)	(9.3)	18,119	17,133	986	5.8
Merger and acquisition expenses	—	48,731	(48,731)	(100.0)	—	49,594	(49,594)	(100.0)
Other operating expenses:
Advertising	2,098	2,117	(19)	(0.9)	4,329	3,383	946	28.0
Amortization of intangibles	2,478	2,477	1	—	4,955	3,898	1,057	27.1
Electronic banking expense	3,675	3,352	323	9.6	7,005	5,890	1,115	18.9
Directors' fees	538	375	163	43.5	998	779	219	28.1
Due from bank service charges	286	396	(110)	(27.8)	559	666	(107)	(16.1)
FDIC and state assessment	3,220	2,390	830	34.7	6,720	4,058	2,662	65.6
Insurance	927	973	(46)	(4.7)	1,816	1,743	73	4.2
Legal and accounting	1,436	1,061	375	35.3	2,524	1,858	666	35.8
Other professional fees	2,774	2,254	520	23.1	5,058	3,863	1,195	30.9
Operating supplies	763	995	(232)	(23.3)	1,501	1,749	(248)	(14.2)
Postage	586	556	30	5.4	1,087	862	225	26.1
Telephone	573	384	189	49.2	1,101	721	380	52.7
Other expense	8,320	9,276	(956)	(10.3)	16,255	13,435	2,820	21.0
Total non-interest expense	$116,282	$165,482	$(49,200)	(29.7)%	$230,926	$242,378	$(11,452)	(4.7)%
Non-interest expense decreased $49.2 million, or 29.7%, to $116.3 million for the three months ended June 30, 2023 from $165.5 million for the same period in 2022. The primary factor that resulted in this decrease was the decrease in merger and acquisition expenses. Other factors were changes related to salaries and employee benefits, data processing expenses and other expenses, partially offset by the increases in occupancy and equipment and FDIC and state assessment.
Additional details for the three months ended June 30, 2023 on some of the more significant changes are as follows:
•The $1.3 million decrease in salaries and employee benefits expense is primarily due to attrition as a result of the Happy acquisition, partially offset by increased salary expense and deferred loan costs.
•The $667,000 increase in occupancy and equipment expenses is primarily due to the normal increased cost of doing business.
•The $943,000 decrease in data processing expense is primarily due to decreased computer software maintenance fees, internet banking and cash management fees, software license subscriptions, partially offset by increases in core processing expense and telecommunication fees.
•The $48.7 million decrease in merger and acquisition expense is due to the costs associated with the acquisition of Happy during the first and second quarters of 2022.
•The $830,000 increase in FDIC and state assessment expense is primarily due to a two basis-point increase in assessment rate in the first quarter of 2023 implemented on large financial institutions to increase the FDIC reserves.
•The $956,000 decrease in other expenses is primarily related to $2.1 million in trust preferred securities ("TRUPS") redemption fees incurred during the second quarter of 2022.

Non-interest expense decreased $11.5 million, or 4.7%, to $230.9 million for the six months ended June 30, 2023 from $242.4 million for the same period in 2022. The primary factor that resulted in this decrease was the decrease in merger and acquisition expense. Other factors that partially offset this decrease were increases in salaries and employee benefits, occupancy and equipment, data processing expense, advertising expenses, amortization of intangibles, electronic banking expenses, FDIC and state assessment expense, other professional fees and other expenses.
Additional details for the six months ended June 30, 2023 on some of the more significant changes are as follows:
•The $19.7 million increase in salaries and employee benefits expense is primarily due to the acquisition of Happy.
•The $6.5 million increase in occupancy and equipment expenses is primarily due to increases in depreciation on buildings, machinery and equipment; utility expenses; lease expense; equipment maintenance and repairs; janitorial expenses; property taxes and other occupancy expenses related to the acquisition of Happy.
•The $986,000 increase in data processing expense is primarily due to increases in telecommunication fees, depreciation of equipment and software, software licensing subscriptions, core processing expenses and computer expenses related to the acquisition of Happy.
•The $49.6 million decrease in merger and acquisition expense is due to the costs associated with the acquisition of Happy being incurred during the first and second quarters of 2022.
•The $946,000 increase in advertising expense is related to the acquisition of Happy.
•The $1.1 million increase in amortization of intangibles is due to the acquisition of Happy.
•The $1.1 million increase in electronic banking expense is primarily due to increased debit card processing fees and interchange network expenses resulting from the acquisition of Happy.
•The $2.7 million increase in FDIC and state assessment expense is primarily due to a two basis-point increase in assessment rate in the first quarter of 2023 implemented on large financial institutions to increase the FDIC reserves and the acquisition of Happy.
•The $1.2 million increase in other professional fees is primarily related to the acquisition of Happy.
•The $2.8 million increase in other expenses is primarily related to the acquisition of Happy, partially offset by $2.1 million in TRUPS redemption fees.
Income Taxes
Income tax expense increased $28.3 million, or 859.8%, to $31.6 million for the three-month period ended June 30, 2023, from $3.3 million for the same period in 2022. Income tax expense increased $38.2 million, or 164.0%, to $61.6 million for the three-month period ended June 30, 2023, from $23.3 million for the same period in 2022. The effective income tax rate was 23.10% and 22.82% for the three and six months ended June 30, 2023, compared to 17.09% and 22.38% for the same periods in 2022. The marginal tax rate was 24.6735% and 26.135% for 2023 and 2022, respectively.
Financial Condition as of and for the Period Ended June 30, 2023 and December 31, 2022
Our total assets as of June 30, 2023 decreased $757.2 million to $22.13 billion from $22.88 billion reported as of December 31, 2022. The decrease in total assets is primarily due to a $399.1 million decrease in investment securities resulting from paydowns and maturities during the first six months of 2023. Cash and cash equivalents decreased $113.6 million for the six months ended June 30, 2023. Our loan portfolio balance decreased to $14.18 billion as of June 30, 2023 from $14.41 billion at December 31, 2022. The decrease in loans was primarily due to $409.0 million of organic loan decline from our Centennial CFG franchise, partially offset by $180.5 million organic loan growth in our remaining footprint. Total deposits decreased $941.9 million to $17.00 billion as of June 30, 2023 from $17.94 billion as of December 31, 2022. The decrease in deposits was primarily due to the runoff of deposits in the normal course of business during the first six months of 2023 as a result of the current interest rate environment. Stockholders’ equity increased $127.7 million to $3.65 billion as of June 30, 2023, compared to $3.53 billion as of December 31, 2022. The $127.7 million increase in stockholders’ equity is primarily associated with the $208.2 million in net income for the six months ended June 30, 2023 and the $12.8 million in other comprehensive income, partially offset by the $73.1 million of shareholder dividends paid and stock repurchases of $25.3 million in 2023.

Loan Portfolio
Loans Receivable
Our loan portfolio averaged $14.26 billion and $13.84 billion during the three months ended June 30, 2023 and 2022, respectively. Our loan portfolio averaged $14.37 billion and $11.90 billion during the six months ended June 30, 2023 and 2022, respectively. Loans receivable were $14.18 billion and $14.41 billion as of June 30, 2023 and December 31, 2022, respectively.
From December 31, 2022 to June 30, 2023, the Company experienced a decline of approximately $228.5 million in loans. The decrease in loans was primarily due to $409.0 million of organic loan decline from our Centennial CFG franchise which was partially offset by $180.5 million organic loan growth in our remaining footprint.
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, Texas, Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Texas, Alabama and New York. Loans receivable were approximately $3.18 billion, $3.95 billion, $3.81 billion, $152.0 million, $1.23 billion and $1.86 billion as of June 30, 2023 in Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG, respectively.
As of June 30, 2023, we had approximately $745.6 million of construction/land development loans which were collateralized by land. This consisted of approximately $82.3 million for raw land and approximately $663.3 million for land with commercial and/or residential lots.
Table 8 presents our loans receivable balances by category as of June 30, 2023 and December 31, 2022.
Table 8: Loans Receivable

	June 30, 2023	December 31, 2022
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$5,480,738	$5,632,063
Construction/land development	2,201,514	2,135,266
Agricultural	340,067	346,811
Residential real estate loans:
Residential 1-4 family	1,790,218	1,748,551
Multifamily residential	455,754	578,052
Total real estate	10,268,291	10,440,743
Consumer	1,156,273	1,149,896
Commercial and industrial	2,288,646	2,349,263
Agricultural	297,743	285,235
Other	170,019	184,343
Total loans receivable	$14,180,972	$14,409,480
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

As of June 30, 2023, commercial real estate loans totaled $8.02 billion, or 56.6%, of loans receivable, as compared to $8.11 billion, or 56.3%, of loans receivable, as of December 31, 2022. Commercial real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $1.98 billion, $2.50 billion, $2.23 billion, $63.8 million, zero and $1.25 billion at June 30, 2023, respectively.
Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 48.0% and 44.4% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of June 30, 2023, with the remaining 7.6% relating to condos and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of June 30, 2023, residential real estate loans totaled $2.25 billion, or 15.8%, of loans receivable, compared to $2.33 billion, or 16.1%, of loans receivable, as of December 31, 2022. Residential real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $507.3 million, $1.00 billion, $604.0 million, $41.6 million, zero and $93.0 million at June 30, 2023, respectively.
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
As of June 30, 2023, consumer loans totaled $1.16 billion, or 8.2%, of loans receivable, compared to $1.15 billion, or 8.0%, of loans receivable, as of December 31, 2022. Consumer loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $40.7 million, $8.0 million, $20.4 million, $510,000, $1.09 billion and zero at June 30, 2023, respectively.
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
As of June 30, 2023, commercial and industrial loans totaled $2.29 billion, or 16.1%, of loans receivable, compared to $2.35 billion, or 16.3%, of loans receivable, as of December 31, 2022. Commercial and industrial loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $471.8 million, $387.7 million, $724.9 million, $41.2 million, $143.3 million and $519.8 million at June 30, 2023, respectively.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $132.6 million and $142.5 million in PCD loans, as of June 30, 2023 and December 31, 2022, respectively.

Table 9 sets forth information with respect to our non-performing assets as of June 30, 2023 and December 31, 2022. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 9: Non-performing Assets

	As of June 30, 2023	As of December 31, 2022
	(Dollars in thousands)
Non-accrual loans	$49,627	$51,011
Loans past due 90 days or more (principal or interest payments)	10,869	9,845
Total non-performing loans	60,496	60,856
Other non-performing assets
Foreclosed assets held for sale, net	725	546
Other non-performing assets	64	74
Total other non-performing assets	789	620
Total non-performing assets	$61,285	$61,476
Allowance for credit losses to non-accrual loans	575.66%	567.86%
Allowance for credit losses to non-performing loans	472.23	475.99
Non-accrual loans to total loans	0.35	0.35
Non-performing loans to total loans	0.43	0.42
Non-performing assets to total assets	0.28	0.27
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
Total non-performing loans were $60.5 million and $60.9 million as of June 30, 2023 and December 31, 2022, respectively. Non-performing loans at June 30, 2023 were $11.2 million, $19.7 million, $22.6 million, $382,000, $3.8 million and $2.8 million in the Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets, respectively.
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
Debt restructuring generally occurs when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our restructured loans that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. As of June 30, 2023, we had $21.2 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual. Our Florida market contains $17.5 million, our Arkansas market contains $2.3 million and our Texas market contains $1.4 million of these restructured loans.
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

The majority of the Bank’s restructured loans relate to real estate lending and generally involve reducing the interest rate, changing from a principal and interest payment to interest-only, lengthening the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At June 30, 2023, the amount of restructured loans was $23.1 million. As of June 30, 2023, 91.8% of all restructured loans were performing to the terms of the restructure.
Total foreclosed assets held for sale were $725,000 as of June 30, 2023, compared to $546,000 as of December 31, 2022 for a increase of $179,000. The foreclosed assets held for sale as of June 30, 2023 are comprised of $201,000 assets located in Arkansas, $260,000 located in Florida, $264,000 located in Texas and zero in Alabama, SPF and Centennial CFG.
Table 10 shows the summary of foreclosed assets held for sale as of June 30, 2023 and December 31, 2022.
Table 10: Foreclosed Assets Held For Sale

	As of June 30, 2023	As of December 31, 2022
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$118	$118
Construction/land development	47	47
Residential real estate loans
Residential 1-4 family	560	260
Multifamily residential	—	121
Total foreclosed assets held for sale	$725	$546
The Company had $170.1 million and $221.1 million in impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) for the periods ended June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets accounted for approximately $24.9 million, $110.6 million, $27.7 million, $382,000, $3.8 million and $2.8 million of the impaired loans, respectively.
The amortized cost balance for loans with a specific allocation decreased from $168.6 million to $96.7 million, and the specific allocation for impaired loans decreased by approximately $11.9 million for the period ended June 30, 2023 compared to the period ended December 31, 2022.

Past Due and Non-Accrual Loans
Table 11 shows the summary of non-accrual loans as of June 30, 2023 and December 31, 2022:
Table 11: Total Non-Accrual Loans

	As of June 30, 2023	As of December 31, 2022
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$12,498	$12,219
Construction/land development	3,877	1,977
Agricultural	450	278
Residential real estate loans
Residential 1-4 family	17,827	18,083
Total real estate	34,652	32,557
Consumer	4,448	2,842
Commercial and industrial	10,132	14,920
Agricultural & other	395	692
Total non-accrual loans	$49,627	$51,011
If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.1 million and $672,000, respectively, would have been recorded for the three-month periods ended June 30, 2023 and 2022. If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $2.1 million and $1.3 million, respectively, would have been recorded for the six-month periods ended June 30, 2023 and 2022. The interest income recognized on non-accrual loans for the three and six months ended June 30, 2023 and 2022 was considered immaterial.
Table 12 shows the summary of accruing past due loans 90 days or more as of June 30, 2023 and December 31, 2022:
Table 12: Loans Accruing Past Due 90 Days or More

	As of June 30, 2023	As of December 31, 2022
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,041	$1,844
Construction/land development	371	31
Residential real estate loans
Residential 1-4 family	1,164	1,374
Total real estate	4,576	3,249
Consumer	70	35
Commercial and industrial	5,226	6,300
Other	997	261
Total loans accruing past due 90 days or more	$10,869	$9,845
Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.43% and 0.42% at June 30, 2023 and December 31, 2022, respectively.

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
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies:
•Management has a reasonable expectation at the reporting date that restructured loans made to borrowers experiencing financial difficulty will be executed with an individual borrower.
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
The Company had $170.1 million and $221.1 million in impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) for the periods ended June 30, 2023 and December 31, 2022, respectively.
Loans Collectively Evaluated for Credit Loss. Loans receivable collectively evaluated for credit loss decreased by approximately $115.9 million from $14.19 billion at December 31, 2022 to $14.08 billion at June 30, 2023. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for credit loss to the total loans collectively evaluated for credit loss was 1.89% and 1.82% at June 30, 2023 and December 31, 2022, respectively.
Charge-offs and Recoveries. Total charge-offs increased to $4.7 million for the three months ended June 30, 2023, compared to $3.3 million for the same period in 2022. Total charge-offs increased to $9.0 million for the six months ended June 30, 2023, compared to $5.6 million for the same period in 2022. Total recoveries were $940,000 and $778,000 for the three months ended June 30, 2023 and 2022, respectively. Total recoveries were $1.5 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023, net charge-offs were $154,000 for Arkansas, $1.4 million for Texas, $5,000 for Alabama, $55,000 for SPF and $2.6 million for Centennial CFG, partially offset by net recoveries of $418,000 for Florida. These equal a net charge-off position of $3.8 million. For the six months ended June 30, 2023, net charge-offs were $368,000 for Arkansas, $2.5 million for Texas, $11,000 for Alabama, $191,000 for SPF and $4.6 million for Centennial CFG, partially offset by net recoveries of $218,000 for Florida. These equal a net charge-off position of $7.5 million.
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

Table 13 shows the allowance for credit losses, charge-offs and recoveries as of and for the three and six months ended June 30, 2023 and 2022.
Table 13: Analysis of Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Balance, beginning of period	$287,169	$234,768	$289,669	$236,714
Allowance for credit losses on PCD loans - Happy acquisition	—	16,816	—	16,816
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	—	—	71	—
Construction/land development	—	—	25	—
Agricultural	—	—	2	—
Residential real estate loans:
Residential 1-4 family	30	39	89	289
Total real estate	30	39	187	289
Consumer	141	2,174	362	2,237
Commercial and industrial	3,826	—	6,832	1,416
Other	729	1,052	1,633	1,633
Total loans charged off	4,726	3,265	9,014	5,575
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	473	52	492	78
Construction/land development	63	302	70	317
Residential real estate loans:
Residential 1-4 family	13	23	131	49
Multifamily residential	—	—	8	—
Total real estate	549	377	701	444
Consumer	16	37	57	48
Commercial and industrial	147	221	256	330
Other	228	143	514	320
Total recoveries	940	778	1,528	1,142
Net loans charged off	3,786	2,487	7,486	4,433
Provision for credit loss	2,300	—	3,500	—
Provision for credit loss - acquired loans	—	45,170	—	45,170
Balance, June 30	$285,683	$294,267	$285,683	$294,267
Net charge-offs to average loans receivable	0.11%	0.07%	0.11%	0.08%
Allowance for credit losses to total loans	2.01	2.11	2.01	2.11
Allowance for credit losses to net charge-offs	1,881.28	2,949.95	1,892.43	3,291.77

Table 14 presents the allocation of allowance for credit losses as of June 30, 2023 and December 31, 2022.
Table 14: Allocation of Allowance for Credit Losses

	As of June 30, 2023		As of December 31, 2022
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$83,629	38.7%	$92,197	39.1%
Construction/land development	32,275	15.5	32,243	14.8
Agricultural residential real estate loans	1,529	2.4	1,651	2.4
Residential real estate loans:
Residential 1-4 family	46,930	12.6	45,312	12.1
Multifamily residential	4,802	3.2	5,651	4.0
Total real estate	169,165	72.4	177,054	72.4
Consumer	23,667	8.2	20,907	8.0
Commercial and industrial	89,227	16.1	88,131	16.3
Agricultural	1,247	2.1	1,223	2.0
Other	2,377	1.2	2,354	1.3
Total	$285,683	100.0%	$289,669	100.0%
(1)Percentage of loans in each category to total loans receivable.
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 5.1 years as of June 30, 2023.
Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. We had $1.29 billion of held-to-maturity securities at both June 30, 2023 and December 31, 2022. At June 30, 2023, $1.11 billion, or 86.3%, was invested in obligations of state and political subdivisions, compared to $1.11 billion, or 86.2%, as of December 31, 2022. As of June 30, 2023, $43.1 million, or 3.4%, was invested in obligations of U.S. Government-sponsored enterprises, compared to $43.0 million, or 3.3%, as of December 31, 2022. We had $132.8 million, or 10.3%, invested in U.S. government-sponsored mortgage-backed securities as of June 30, 2023, compared to $135.0 million, or 10.5% as of December 31, 2022.
Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive (loss) income. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $3.65 billion and $4.04 billion as June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, $1.59 billion, or 43.7%, of our available-for-sale securities were invested in U.S. government-sponsored mortgage-backed securities, compared to $1.69 billion, or 41.7%, of our available-for-sale securities as of December 31, 2022. To reduce our income tax burden, $906.5 million, or 24.9%, of our available-for-sale securities portfolio as of June 30, 2023, were primarily invested in tax-exempt obligations of state and political subdivisions, compared to $906.3 million, or 22.4%, of our available-for-sale securities as of December 31, 2022. We had $377.0 million, or 10.3%, invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2023, compared to $661.8 million, or 16.4%, of our available-for-sale securities as of December 31, 2022. We had $415.8 million, or 11.4%, invested in non-government-sponsored asset backed securities as of June 30, 2023, compared to $414.4 million, or 10.3%, of our available-for-sale securities as of December 31, 2022. As of June 30, 2023, $176.4 million, or 4.8%, of our available-for-sale securities were invested in private mortgage-backed securities, compared to $179.1 million, or 4.4%, of our available-for-sale securities as of December 31, 2022. Also, we had approximately $174.8 million, or 4.8%, invested in other securities as of June 30, 2023, compared to $194.5 million, or 4.8% of our available-for-sale securities as of December 31, 2022.
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
During the period ended June 30, 2023, one of the Company’s AFS subordinated debt investment securities was downgraded below investment grade. As result, the Company wrote down the value of the investment to its unrealized loss position, which required a $1.7 million provision. In addition, the Company reallocated the existing $842,000 allowance for credit losses on AFS investments to certain securities in the subordinated debt portfolio due to credit concerns across the banking sector. These investments are classified within the other securities category of the AFS portfolio. The $2.0 million allowance for credit losses for the held-to-maturity portfolio was also considered adequate. No additional provision for credit losses was considered necessary for the HTM portfolio.
See Note 3 to the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.
Deposits
Our deposits averaged $17.14 billion and $17.41 billion for the three and six months ended June 30, 2023. Our deposits averaged $19.94 billion and $17.17 billion for the three and six months ended June 30, 2022. Total deposits were $17.00 billion as of June 30, 2023, and $17.94 billion as of December 31, 2022. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
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

Table 15 reflects the classification of the brokered deposits as of June 30, 2023 and December 31, 2022.
Table 15: Brokered Deposits

	June 30, 2023	December 31, 2022
	(In thousands)
Insured Cash Sweep and Other Transaction Accounts	$466,358	$476,630
Total Brokered Deposits	$466,358	$476,630
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the target rate seven times during 2022. First, on March 16, 2022, the target rate was increased to 0.25% to 0.50%. Second, on May 4, 2022, the target rate was increased to 0.75% to 1.00%. Third, on June 15, 2022, the target rate was increased to 1.50% to 1.75%. Fourth, on July 27, 2022, the target rate was increased to 2.25% to 2.50%. Fifth, on September 21, 2022, the target rate was increased to 3.00% to 3.25%. Sixth, on November 2, 2022, the target rate was increased to 3.75% to 4.00%. Seventh, on December 14, 2022, the target rate was increased to 4.25% to 4.50%. The Federal Reserve increased the target rate three times during the first six months 2023. First, on February 1, 2023, the target rate was increased to 4.50% to 4.75%, second, on March 22, 2023, the target rate was increased to 4.75% to 5.00% and third, on May 3, 2023, the target rate was increased to 5.00% to 5.25%. The Federal Reserve increased the target rate to 5.25% to 5.50% on July 26, 2023.
Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and six months ended June 30, 2023 and 2022.
Table 16: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2023		2022
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$4,717,623	—%	$6,138,497	—%
Interest-bearing transaction accounts	9,964,379	2.42	10,999,598	0.35
Savings deposits	1,278,609	0.77	1,633,014	0.07
Time deposits:
$100,000 or more	740,775	2.84	731,761	0.36
Other time deposits	434,150	2.09	439,099	0.27
Total	$17,135,536	1.64%	$19,941,969	0.22%

	Six Months Ended June 30,
	2023		2022
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$4,879,521	—%	$5,152,673	—%
Interest-bearing transaction accounts	10,094,315	2.25	9,701,529	0.27
Savings deposits	1,315,915	0.76	1,305,703	0.07
Time deposits:
$100,000 or more	701,417	2.36	625,901	0.46
Other time deposits	422,376	1.73	387,699	0.29
Total	$17,413,544	1.50%	$17,173,505	0.18%

Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $29.2 million, or 22.3%, from $131.1 million as of December 31, 2022 to $160.3 million as of June 30, 2023.
FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $650.0 million at June 30, 2023 and $650.0 million at December 31, 2022. Other borrowed funds were $51.6 million as of June 30, 2023 and were classified as short-term advances. The Company had no other borrowed funds as of December 31, 2022. At both June 30, 2023 and December 31, 2022, $50.0 million and $600.0 million of the outstanding FHLB balances were classified as short-term and long-term advances. The FHLB advances mature from 2023 to 2037 with fixed interest rates ranging from 2.26% to 4.84%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
The Company had access to approximately $1.43 billion in liquidity with the Federal Reserve Bank as of June 30, 2023. This consisted of $77.4 million available from the Discount Window and $1.35 billion available through the Bank Term Funding Program ("BTFP"). As of June 30, 2023, the primary and secondary credit rates available through the Discount Window were 5.25% and 5.75%, respectively, and the BTFP rate was 5.50%. As of June 30, 2023, the balance drawn through the Discount Window was zero, and the balance drawn through the BTFP was $50.0 million. For further discussion of the Company's available sources of liquidity, see Item 3: Quantitative and Qualitative Disclosures about Market Risk.
Subordinated Debentures
Subordinated debentures were $440.1 million and $440.4 million as of June 30, 2023 and December 31, 2022, respectively.
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
Stockholders’ Equity
Stockholders’ equity increased $127.7 million to $3.65 billion as of June 30, 2023, compared to $3.53 billion as of December 31, 2022. The $127.7 million increase in stockholders’ equity is primarily associated with the $208.2 million in net income for the six months ended June 30, 2023, and the $12.8 million in other comprehensive income, partially offset by the $73.1 million of shareholder dividends paid and stock repurchases of $25.3 million in 2023. As of June 30, 2023 and December 31, 2022, our equity to asset ratio was 16.51% and 15.41%, respectively. Book value per share was $18.04 as of June 30, 2023, compared to $17.33 as of December 31, 2022, an 8.3% annualized increase.
Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.18 and $0.165 per share for the three months ended June 30, 2023 and 2022, respectively, and $0.36 and $0.33 per share for the six months ended June 30, 2023 and 2022, respectively. The common stock dividend payout ratio for the three months ended June 30, 2023 and 2022 was 34.7% and 212.4%, respectively. The common stock dividend payout ratio for the six months ended June 30, 2023 and 2022 was 35.1% and 75.4%, respectively. On July 21, 2023, the Board of Directors declared a regular $0.18 per share quarterly cash dividend payable September 6, 2023, to shareholders of record August 16, 2023.
Stock Repurchase Program. During the first six months of 2023, the Company repurchased a total of 1,150,849 shares with a weighted-average stock price of $22.00 per share. Shares repurchased under the program as of June 30, 2023 since its inception total 21,910,715 shares. The remaining balance available for repurchase is 17,841,285 shares at June 30, 2023.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2023 and December 31, 2022, we met all regulatory capital adequacy requirements to which we were subject.

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

Table 17 presents our risk-based capital ratios on a consolidated basis as of June 30, 2023 and December 31, 2022.
Table 17: Risk-Based Capital

	As of June 30, 2023	As of December 31, 2022
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$3,654,084	$3,526,362
ASC 326 transitional period adjustment	16,246	24,369
Goodwill and core deposit intangibles, net	(1,451,315)	(1,456,270)
Unrealized loss on available-for-sale securities	292,678	305,458
Total common equity Tier 1 capital	2,511,693	2,399,919
Total Tier 1 capital	2,511,693	2,399,919
Tier 2 capital
Allowance for credit losses	285,683	289,669
ASC 326 transitional period adjustment	(16,246)	(24,369)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(38,197)	(32,184)
Qualifying allowance for credit losses	231,240	233,116
Qualifying subordinated notes	440,129	440,420
Total Tier 2 capital	671,369	673,536
Total risk-based capital	$3,183,062	$3,073,455
Average total assets for leverage ratio	$21,066,744	$22,091,588
Risk weighted assets	$18,422,640	$18,583,293
Ratios at end of period
Common equity Tier 1 capital	13.63%	12.91%
Leverage ratio	11.92	10.86
Tier 1 risk-based capital	13.63	12.91
Total risk-based capital	17.28	16.54
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00
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
In Table 18 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 18: Earnings, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$105,271	$15,978	$208,233	$80,870
Pre-tax adjustments:
Merger and acquisition expenses	—	48,731	—	49,594
Initial provision for credit losses - acquisition	—	58,585	—	58,585
Fair value adjustment for marketable securities	(783)	1,801	10,625	(324)
Special dividend from equity investment	—	(1,434)	—	(1,434)
TRUPS redemption fees	—	2,081	—	2,081
Recoveries on historic losses	—	(2,353)	(3,461)	(5,641)
Gain on sale of capital assets	—	—	—	—
BOLI death benefits	(2,779)	—	(2,779)	—
Total pre-tax adjustments	(3,562)	107,411	4,385	102,861
Tax-effect of adjustments(1)	(879)	26,396	1,082	25,176
Total adjustments after-tax (B)	(2,683)	81,015	3,303	77,685
Earnings, as adjusted (C)	$102,588	$96,993	$211,536	$158,555
Average diluted shares outstanding (D)	202,923	206,015	203,274	185,223
GAAP diluted earnings per share: A/D	$0.52	$0.08	$1.02	$0.44
Adjustments after-tax: B/D	(0.01)	0.39	0.02	0.42
Diluted earnings per common share excluding adjustments: C/D	$0.51	$0.47	$1.04	$0.86
(1) Blended statutory rate of 24.674% for 2023 and 26.135% for 2022.

We had $1.45 billion, $1.46 billion, and $1.46 billion in total goodwill and core deposit intangibles as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity, return on average tangible equity excluding intangible amortization, and tangible equity to tangible assets are useful in evaluating our company. Management also believes return on average assets, as adjusted, return on average equity, as adjusted, and return on average tangible equity, as adjusted, are meaningful non-GAAP financial measures, as they exclude items such as certain non-interest income and expenses that management believes are not indicative of our primary business operating results. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 19 through 22, respectively.
Table 19: Tangible Book Value Per Share

	As of June 30, 2023	As of December 31, 2022
	(In thousands, except per share data)
Book value per share: A/B	$18.04	$17.33
Tangible book value per share: (A-C-D)/B	10.87	10.17
(A) Total equity	$3,654,084	$3,526,362
(B) Shares outstanding	202,573	203,434
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	53,500	58,455
Table 20: Return on Average Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Return on average assets: A/D	1.90%	0.26%	1.87%	0.75%
Return on average assets, as adjusted: (A+C)/D	1.85	1.57	1.90	1.48
Return on average assets excluding intangible amortization: B/(D-E)	2.07	0.31	2.03	0.83
(A) Net income	$105,271	$15,978	$208,233	$80,870
Intangible amortization after-tax	1,866	1,854	3,732	2,903
(B) Earnings excluding intangible amortization	$107,137	$17,832	$211,965	$83,773
(C) Adjustments after-tax	$(2,683)	$81,015	$3,303	$77,685
(D) Average assets	22,227,404	24,788,365	22,460,335	21,608,387
(E) Average goodwill, core deposits and other intangible assets	1,452,951	1,423,466	1,454,180	1,211,580

Table 21: Return on Average Equity

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Return on average equity: A/D	11.63%	1.78%	11.66%	5.14%
Return on average common equity, as adjusted: (A+C)/D	11.33	10.83	11.85	10.08
Return on average tangible common equity: A/(D-E)	19.39	2.96	19.57	8.32
Return on average tangible equity excluding intangible amortization: B/(D-E)	19.74	3.30	19.92	8.62
Return on average tangible common equity, as adjusted: (A+C)/(D-E)	18.90	17.94	19.88	16.31
(A) Net income	$105,271	$15,978	$208,233	$80,870
(B) Earnings excluding intangible amortization	107,137	17,832	211,965	83,773
(C) Adjustments after-tax	(2,683)	81,015	3,303	77,685
(D) Average equity	3,630,194	3,591,758	3,600,061	3,172,200
(E) Average goodwill, core deposits and other intangible assets	1,452,951	1,423,466	1,454,180	1,211,580
Table 22: Tangible Equity to Tangible Assets

	As of June 30, 2023	As of December 31, 2022
	(Dollars in thousands)
Equity to assets: B/A	16.51%	15.41%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	10.65	9.66
(A) Total assets	$22,126,429	$22,883,588
(B) Total equity	3,654,084	3,526,362
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	53,500	58,455

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
Table 23: Efficiency Ratio, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net interest income (A)	$207,643	$198,758	$422,238	$329,906
Non-interest income (B)	49,509	44,581	83,673	75,250
Non-interest expense (C)	116,282	165,482	230,926	242,378
FTE Adjustment (D)	1,494	2,471	3,122	4,209
Amortization of intangibles (E)	2,478	2,477	4,955	3,898
Adjustments:
Non-interest income:
Fair value adjustment for marketable securities	$783	$(1,801)	$(10,625)	$324
Special dividend from equity investment	—	1,434	—	1,434
Gain on OREO, net	319	9	319	487
Gain (loss) on branches, equipment and other assets, net	917	2	924	18
BOLI death benefits	2,779	—	2,779	—
Recoveries on historic losses	—	2,353	3,461	5,641
Total non-interest income adjustments (F)	$4,798	$1,997	$(3,142)	$7,904
Non-interest expense:
Merger and acquisition expenses	—	48,731	—	49,594
TRUPS redemption fees	—	2,081	—	2,081
Total non-core non-interest expense (G)	$—	$50,812	$—	$51,675
Efficiency ratio (reported): ((C-E)/(A+B+D))	44.00%	66.31%	44.39%	58.26%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	44.83	46.02	44.12	46.53
Recently Issued Accounting Pronouncements
See Note 21 to the Condensed Notes to Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Liquidity and Market Risk Management
At June 30, 2023, we held $1.71 billion in assets that could be used for liquidity purposes, which we refer to as net available internal liquidity. This balance consisted of $1.20 billion in unpledged investment securities which could be used for additional secured borrowing capacity, $307.8 million in cash on deposit with the Federal Reserve Bank ("FRB") and $205.4 million in other liquid cash accounts.
Consistent with our practice of maintaining access to significant external liquidity, we had $4.90 billion in net available sources of borrowed funds, which we refer to as net available external liquidity, as of June 30, 2023. This included $5.20 billion in total borrowing capacity with the Federal Home Loan Bank ("FHLB"), of which $1.83 billion has been drawn upon in the ordinary course of business, resulting in $3.37 billion in net available liquidity with the FHLB as of June 30, 2023. The $1.83 billion consisted of $650.0 million in outstanding FHLB advances and $1.18 billion used for pledging purposes. We also had access to approximately $1.48 billion in liquidity with the FRB as of June 30, 2023, of which $50.0 million has been drawn upon in the ordinary course of business, resulting in $1.43 billion in net available liquidity with the FRB as of June 30, 2023. The $1.43 billion consisted of $77.4 million available borrowing capacity from the Discount Window and $1.35 billion available through the Bank Term Funding Program ("BTFP"). As of June 30, 2023, the Company also had access to $55.0 million from First National Bankers’ Bank ("FNBB"), and $45.0 million from other various external sources.
Overall, we had $6.61 billion net available liquidity as of June 30, 2023, which consisted of $1.71 billion of net available internal liquidity and $4.90 billion in net available external liquidity. Details on our available liquidity as of June 30, 2023 is available below.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unpledged investment securities (market value)	$1,196,466	$—	$1,196,466
Cash at FRB	307,765	—	307,765
Other liquid cash accounts	205,389	—	205,389
Total Internal Liquidity	1,709,620	—	1,709,620
External Sources
FHLB	5,201,184	1,827,490	3,373,694
FRB Discount Window	77,440	—	77,440
BTFP (par value)	1,403,388	50,000	1,353,388
FNBB	55,000	—	55,000
Other	45,000	—	45,000
Total External Liquidity	6,782,012	1,877,490	4,904,522
Total Available Liquidity	$8,491,632	$1,877,490	$6,614,142

We have continued to limit our exposure to uninsured deposits and have been actively monitoring this exposure in light of the current banking environment. As of June 30, 2023, we held approximately $8.89 billion in uninsured deposits of which $1.21 billion were intercompany subsidiary deposit balances and $2.76 billion were collateralized deposits, for a net position of $4.93 billion. This represents approximately 29.0% of total deposits. In addition, net available liquidity exceeded uninsured and uncollateralized deposits by $1.69 billion.

(in thousands)	As of June 30, 2023
Uninsured Deposits	$8,894,552
Intercompany Subsidiary and Affiliate Balances	1,206,304
Collateralized Deposits	2,761,675
Net Uninsured Position	$4,926,573

Total Available Liquidity	$6,614,142
Net Uninsured Position	4,926,573
Net Available Liquidity in Excess of Uninsured Deposits	$1,687,569

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
Our objective is to manage liquidity in a way that ensures cash flow requirements of depositors and borrowers are met in a timely and orderly fashion while ensuring the reliance on various funding sources does not become so heavily weighted to any one source that it causes undue risk to the bank. Our liquidity sources are prioritized based on availability and ease of activation. Our current liquidity condition is a primary driver in determining our funding needs and is a key component of our asset and liability management.
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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At June 30, 2023, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 24 presents our sensitivity to net interest income as of June 30, 2023.
Table 24: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	8.20%
Up 100 basis points	4.40
Down 100 basis points	(5.00)
Down 200 basis points	(9.90)
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2023, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2023	330,849	$20.96	330,849	18,071,285
May 1 through May 31, 2023	150,000	20.83	150,000	17,921,285
June 1 through June 30, 2023	80,000	21.69	80,000	17,841,285
Total	560,849		560,849
(1)The above described stock repurchase program has no expiration date.
Item 3: Defaults Upon Senior Securities
Not applicable.
Item 4: Mine Safety Disclosures
Not applicable.
Item 5: Other Information
During the three months ended June 30, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
HOME BANCSHARES, INC.
(Registrant)

Date:	August 4, 2023	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	August 4, 2023	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	August 4, 2023	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer