Form 10-Q
period 2023-09-30
HOME BANCSHARES INC
filed 2023-11-06
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023
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
Common Stock Issued and Outstanding: 201,771,405 shares as of November 3, 2023.

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
•the effects of terrorism and efforts to combat it, political instability, war, military conflicts (including the ongoing military conflicts in the Middle East and Ukraine) and other major domestic or international events;
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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$229,474	$263,893
Interest-bearing deposits with other banks	258,605	460,897
Cash and cash equivalents	488,079	724,790
Fed funds sold	3,925	—
Investment securities — available-for-sale, net of allowance for credit losses of $2,524 and $842 at September 30, 2023 and December 31, 2023, respectively (amortized cost of $3,937,221 and $4,445,620 at September 30, 2023 and December 31, 2022, respectively)	3,472,173	4,041,590
Investment securities — held-to-maturity, net of allowance for credit losses of $2,005 at both September 30, 2023 and December 31, 2022	1,283,475	1,287,705
Total investment securities	4,755,648	5,329,295
Loans receivable	14,271,833	14,409,480
Allowance for credit losses	(285,562)	(289,669)
Loans receivable, net	13,986,271	14,119,811
Bank premises and equipment, net	397,093	405,073
Foreclosed assets held for sale	691	546
Cash value of life insurance	213,351	213,693
Accrued interest receivable	110,946	103,199
Deferred tax asset, net	222,741	209,321
Goodwill	1,398,253	1,398,253
Core deposit intangibles	51,023	58,455
Other assets	322,617	321,152
Total assets	$21,950,638	$22,883,588
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$4,280,429	$5,164,997
Savings and interest-bearing transaction accounts	10,786,087	11,730,552
Time deposits	1,452,229	1,043,234
Total deposits	16,518,745	17,938,783
Securities sold under agreements to repurchase	160,120	131,146
FHLB and other borrowed funds	1,001,550	650,000
Accrued interest payable and other liabilities	175,367	196,877
Subordinated debentures	439,982	440,420
Total liabilities	18,295,764	19,357,226
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2023 and 2022; shares issued and outstanding 202,323,405 in 2023 and 203,433,690 in 2022	2,023	2,034
Capital surplus	2,363,210	2,386,699
Retained earnings	1,640,171	1,443,087
Accumulated other comprehensive loss	(350,530)	(305,458)
Total stockholders’ equity	3,654,874	3,526,362
Total liabilities and stockholders’ equity	$21,950,638	$22,883,588
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
	(Unaudited)
Interest income:
Loans	$249,464	$195,841	$729,613	$507,062
Investment securities
Taxable	34,520	28,273	104,559	58,294
Tax-exempt	7,868	8,069	23,763	20,501
Deposits – other banks	2,328	10,763	10,742	19,001
Federal funds sold	82	9	156	13
Total interest income	294,262	242,955	868,833	604,871
Interest expense:
Interest on deposits	78,698	23,347	208,007	38,970
Federal funds purchased	1	—	3	2
FHLB and other borrowed funds	8,161	1,917	20,947	5,688
Securities sold under agreements to repurchase	1,344	434	3,333	729
Subordinated debentures	4,121	4,153	12,368	16,472
Total interest expense	92,325	29,851	244,658	61,861
Net interest income	201,937	213,104	624,175	543,010
Provision for credit losses on loans	2,800	—	6,300	45,170
(Reversal of ) provision for credit losses on unfunded commitments	(1,500)	—	(1,500)	11,410
Provision for credit losses on investment securities	—	—	1,683	2,005
Total credit loss expense	1,300	—	6,483	58,585
Net interest income after credit loss expense	200,637	213,104	617,692	484,425
Non-interest income:
Service charges on deposit accounts	10,062	10,756	29,135	26,980
Other service charges and fees	10,128	13,951	33,766	34,225
Trust fees	4,660	3,980	13,576	8,874
Mortgage lending income	3,132	4,179	8,353	14,091
Insurance commissions	562	601	1,606	1,739
Increase in cash value of life insurance	1,170	1,089	3,485	2,721
Dividends from FHLB, FRB, FNBB & other	2,916	1,741	8,632	6,384
Gain on sale of SBA loans	97	58	236	153
(Loss) gain on sale of branches, equipment and other assets, net	—	(13)	924	5
Gain on OREO, net	—	—	319	487
Fair value adjustment for marketable securities	4,507	(2,628)	(6,118)	(2,304)
Other income	6,179	9,487	33,172	25,096
Total non-interest income	43,413	43,201	127,086	118,451
Non-interest expense:
Salaries and employee benefits	64,512	65,290	193,536	174,636
Occupancy and equipment	15,463	15,133	45,338	38,533
Data processing expense	9,103	8,747	27,222	25,880
Merger and acquisition expenses	—	—	—	49,594
Other operating expenses	25,684	25,176	79,592	68,081
Total non-interest expense	114,762	114,346	345,688	356,724
Income before income taxes	129,288	141,959	399,090	246,152
Income tax expense	30,835	33,254	92,404	56,577
Net income	$98,453	$108,705	$306,686	$189,575
Basic earnings per share	$0.49	$0.53	$1.51	$0.99
Diluted earnings per share	$0.49	$0.53	$1.51	$0.99
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
	(Unaudited)
Net income	$98,453	$108,705	$306,686	$189,575
Net unrealized loss on available-for-sale securities	(76,279)	(122,307)	(59,353)	(424,910)
Other comprehensive loss before tax effect	(76,279)	(122,307)	(59,353)	(424,910)
Tax effect on other comprehensive loss	18,427	30,757	14,281	106,993
Other comprehensive loss	(57,852)	(91,550)	(45,072)	(317,917)
Comprehensive income (loss)	$40,601	$17,155	$261,614	$(128,342)
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2023
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2023	$2,034	$2,386,699	$1,443,087	$(305,458)	$3,526,362
Comprehensive income:
Net income	—	—	102,962	—	102,962
Other comprehensive income	—	—	—	49,157	49,157
Net issuance of 66,451 shares of common stock from exercise of stock options	1	85	—	—	86
Repurchase of 590,000 shares of common stock	(6)	(13,534)	—	—	(13,540)
Share-based compensation net issuance of 258,000 shares of restricted common stock	3	2,504	—	—	2,507
Cash dividends – Common Stock, $0.18 per share	—	—	(36,649)	—	(36,649)
Balances at March 31, 2023 (unaudited)	$2,032	$2,375,754	$1,509,400	$(256,301)	$3,630,885
Comprehensive income:
Net income	—	—	105,271	—	105,271
Other comprehensive loss	—	—	—	(36,377)	(36,377)
Net issuance of 15,575 shares of common stock from exercise of stock options	—	275	—	—	275
Repurchase of 560,849 shares of common stock	(5)	(11,804)	—	—	(11,809)
Share-based compensation net forfeiture of 50,000 shares of restricted common stock	(1)	2,335	—	—	2,334
Cash dividends – Common Stock, $0.18 per share	—	—	(36,495)	—	(36,495)
Balances at June 30, 2023 (unaudited)	$2,026	$2,366,560	$1,578,176	$(292,678)	$3,654,084
Comprehensive income:
Net Income	—	—	98,453	—	98,453
Other comprehensive loss	—	—	—	(57,852)	(57,852)
Net issuance of 11,538 shares of common stock from exercise of stock options	—	70	—	—	70
Repurchase of 260,000 shares of common stock	(3)	(5,655)	—	—	(5,658)
Share-based compensation net forfeiture of 1,000 shares of restricted stock	—	2,235	—	—	2,235
Cash dividends – Common Stock, $0.18 per share	—	—	(36,458)	—	(36,458)
Balances at September 30, 2023 (unaudited)	$2,023	$2,363,210	$1,640,171	$(350,530)	$3,654,874
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022
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
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2023	2022
	(Unaudited)
Operating Activities
Net income	$306,686	$189,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	22,677	23,546
Decrease in value of equity securities	6,118	2,304
Amortization of securities, net	12,441	17,324
Accretion of purchased loans	(8,263)	(12,844)
Share-based compensation	7,076	6,843
Gain on assets	(1,479)	(645)
Provision for credit losses - loans	6,300	45,170
(Recovery of) provision for credit losses - unfunded commitments	(1,500)	11,410
Provision for credit losses - investment securities	1,683	2,005
Deferred income tax effect	861	(9,671)
Increase in cash value of life insurance	(3,485)	(2,721)
Originations of mortgage loans held for sale	(365,412)	(432,589)
Proceeds from sales of mortgage loans held for sale	315,520	418,576
Changes in assets and liabilities:
Accrued interest receivable	(7,747)	(9,945)
Other assets	(7,293)	(2,170)
Accrued interest payable and other liabilities	(20,010)	22,999
Net cash provided by operating activities	264,173	269,167
Investing Activities
Net increase in federal funds sold	(3,925)	(2,700)
Net decrease (increase) in loans, excluding purchased loans	181,505	(84,995)
Purchases of investment securities – available-for-sale	(8,433)	(1,200,812)
Purchases of investment securities - held-to-maturity	—	(636,474)
Proceeds from maturities of investment securities – available-for-sale	504,220	458,291
Proceeds from maturities of investment securities – held-to-maturity	4,383	500,479
Purchases of equity securities	—	(49,975)
Proceeds from sales of equity securities	1,522	13,778
Purchase of other investments	(1,798)	(38,224)
Proceeds from foreclosed assets held for sale	846	2,231
Proceeds from sale of SBA loans	3,454	3,745
Purchases of premises and equipment, net	(6,779)	(4,158)
Return of investment on cash value of life insurance	3,813	277
Purchase of marine loan portfolio	—	(242,617)
Net cash received - market acquisition	—	858,943
Net cash provided by (used in) investing activities	678,808	(422,211)
Financing Activities
Net decrease in deposits	(1,420,038)	(1,573,517)
Net increase (decrease) in securities sold under agreements to repurchase	28,974	(19,331)
Net increase (decrease) in FHLB and other borrowed funds	351,550	(78,330)
Retirement of subordinated debentures	—	(300,000)
Proceeds from issuance of subordinated debentures	—	296,324
Redemption of trust preferred securities	—	(96,499)
Proceeds from exercise of stock options	431	156
Repurchase of common stock	(31,007)	(50,869)
Dividends paid on common stock	(109,602)	(94,784)
Net cash used in financing activities	(1,179,692)	(1,916,850)
Net change in cash and cash equivalents	(236,711)	(2,069,894)
Cash and cash equivalents – beginning of year	724,790	3,650,315
Cash and cash equivalents – end of period	$488,079	$1,580,421
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

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2022 Form 10-K, filed with the Securities and Exchange Commission on February 24, 2023.
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
•Multifamily
•Owner occupied commercial real estate
•Non-owner occupied commercial real estate
•Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•Consumer auto
•Other consumer
•Other consumer - Shore Premier Finance ("SPF")
Loans that do not share risk characteristics are evaluated on an individual basis. For these loans, where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral, net of estimated costs to sell, and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan, net of estimated costs to sell. For individually analyzed loans which are not considered to be collateral dependent, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation.

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
Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$98,453	$108,705	$306,686	$189,575
Average shares outstanding	202,526	204,829	202,921	191,584
Effect of common stock options	124	306	147	357
Average diluted shares outstanding	202,650	205,135	203,068	191,941
Basic earnings per share	$0.49	$0.53	$1.51	$0.99
Diluted earnings per share	$0.49	$0.53	$1.51	$0.99
The impact of anti-dilutive shares to the diluted earnings per share calculation was considered immaterial for the periods ended September 30, 2023 and 2022.
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

The unaudited pro-forma combined consolidated financial information presents how the combined financial information of HBI and Happy might have appeared had the businesses actually been combined. The following schedule represents the unaudited pro-forma combined financial information as of the three and nine month periods ended September 30, 2022, assuming the acquisition was completed as of January 1, 2021:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
(In thousands, except per share data)
Total interest income	$242,955	$662,273
Total non-interest income	43,201	131,352
Net income available to all shareholders	108,705	291,262

Basic earnings per common share	$0.53	$1.42
Diluted earnings per common share	0.53	1.41
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
3. Investment Securities
The following table summarizes the amortized cost and fair value of securities that are classified as available-for-sale and held-to-maturity:

	September 30, 2023
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$378,514	$—	$378,514	$2,543	$(23,354)	$357,703
U.S. government-sponsored mortgage-backed securities	1,753,601	—	1,753,601	170	(246,267)	1,507,504
Private mortgage-backed securities	193,497	—	193,497	—	(21,821)	171,676
Non-government-sponsored asset backed securities	400,390	—	400,390	486	(11,253)	389,623
State and political subdivisions	997,009	—	997,009	257	(130,911)	866,355
Other securities	214,210	(2,524)	211,686	—	(32,374)	179,312
Total	$3,937,221	$(2,524)	$3,934,697	$3,456	$(465,980)	$3,472,173

	September 30, 2023
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,217	$—	$43,217	$—	$(4,373)	$38,844
U.S. government-sponsored mortgage-backed securities	131,355	—	131,355	—	(7,782)	123,573
State and political subdivisions	1,110,908	(2,005)	1,108,903	11	(168,153)	940,761
Total	$1,285,480	$(2,005)	$1,283,475	$11	$(180,308)	$1,103,178

	December 31, 2022
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$682,316	$—	$682,316	$2,713	$(23,209)	$661,820
U.S. government-sponsored mortgage-backed securities	1,900,796	—	1,900,796	71	(215,405)	1,685,462
Private mortgage-backed securities	197,435	—	197,435	—	(18,302)	179,133
Non-government-sponsored asset backed securities	428,933		428,933	95	(14,654)	414,374
State and political subdivisions	1,021,188	(842)	1,020,346	1,649	(115,698)	906,297
Other securities	214,952	—	214,952	251	(20,699)	194,504
Total	$4,445,620	$(842)	$4,444,778	$4,779	$(407,967)	$4,041,590

	December 31, 2022
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,017	$—	$43,017	$—	$(3,349)	$39,668
U.S. government-sponsored mortgage-backed securities	135,000	—	135,000	131	(3,756)	131,375
State and political subdivisions	1,111,693	(2,005)	1,109,688	65	(154,650)	955,103
Total	$1,289,710	$(2,005)	$1,287,705	$196	$(161,755)	$1,126,146
Assets, principally investment securities, having a carrying value of approximately $3.19 billion and $2.35 billion at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $160.1 million and $131.1 million at September 30, 2023 and December 31, 2022, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at September 30, 2023, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$9,132	$9,121	$—	$—
Due after one year through five years	217,228	199,819	22,832	20,879
Due after five years through ten years	418,890	363,605	282,757	246,409
Due after ten years	944,483	830,825	848,536	712,317
U.S. government-sponsored mortgage-backed securities	1,753,601	1,507,504	131,355	123,573
Private mortgage-backed securities	193,497	171,676	—	—
Non-government-sponsored asset backed securities	400,390	389,623	—	—
Total	$3,937,221	$3,472,173	$1,285,480	$1,103,178
During the three and nine months ended September 30, 2023 and 2022, no available-for-sale securities were sold.
The following table shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$877	$(2)	$176,509	$(23,352)	$177,386	$(23,354)
U.S. government-sponsored mortgage-backed securities	104,207	(4,079)	1,383,852	(242,188)	1,488,059	(246,267)
Private mortgage-backed securities	22,987	(2,237)	148,690	(19,584)	171,677	(21,821)
Non-government-sponsored asset backed securities	8,825	(32)	245,892	(11,221)	254,717	(11,253)
State and political subdivisions	89,833	(3,284)	737,485	(127,627)	827,318	(130,911)
Other securities	10,753	(624)	155,696	(31,750)	166,449	(32,374)
Total	$237,482	$(10,258)	$2,848,124	$(455,722)	$3,085,606	$(465,980)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$38,844	$(4,373)	$38,844	$(4,373)
U.S. government-sponsored mortgage-backed securities	67,904	(2,837)	55,669	(4,945)	123,573	(7,782)
State and political subdivisions	34,219	(2,538)	905,745	(165,615)	939,964	(168,153)
Total	$102,123	$(5,375)	$1,000,258	$(174,933)	$1,102,381	$(180,308)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$315,531	$(3,056)	$128,527	$(20,153)	$444,058	$(23,209)
U.S. government-sponsored mortgage-backed securities	850,268	(46,505)	807,566	(168,900)	1,657,834	(215,405)
Private mortgage-backed securities	179,133	(18,302)	—	—	179,133	(18,302)
Non-government-sponsored asset backed securities	285,724	(9,726)	39,133	(4,928)	324,857	(14,654)
State and political subdivisions	485,817	(50,484)	338,638	(65,214)	824,455	(115,698)
Other securities	138,976	(15,314)	34,423	(5,385)	173,399	(20,699)
Total	$2,255,449	$(143,387)	$1,348,287	$(264,580)	$3,603,736	$(407,967)
Held to maturity:
U.S. government-sponsored enterprises	$39,668	$(3,349)	$—	$—	$39,668	$(3,349)
U.S. government-sponsored mortgage-backed securities	106,840	(3,756)	—	—	106,840	(3,756)
State and political subdivisions	955,563	(154,650)	—	—	955,563	(154,650)
Total	$1,102,071	$(161,755)	$—	$—	$1,102,071	$(161,755)
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

During the nine months ended September 30, 2023, one of the Company’s AFS subordinated debt investment securities was downgraded below investment grade. As result, the Company wrote down the value of the investment to its unrealized loss position, which required a $1.7 million provision. In addition, the Company reallocated the existing $842,000 allowance for credit losses on AFS investments to certain securities in the subordinated debt portfolio due to credit concerns across the banking sector. These investments are classified within the other securities category of the AFS portfolio. The $2.0 million allowance for credit losses for the held-to-maturity portfolio was considered adequate. No additional provision for credit losses was considered necessary for the HTM portfolio.

Available-for-Sale Investment Securities
	September 30, 2023	December 31, 2022
Allowance for credit losses:	(In thousands)
Beginning balance	$842	$842
Provision for credit loss	1,682	—
Balance, September 30	$2,524	$842
Provision for credit loss		—
Balance, December 31, 2022		$842

Held-to-Maturity Investment Securities
	September 30, 2023	December 31, 2022
Allowance for credit losses:	(In thousands)
Beginning balance	$2,005	$—
Provision for credit loss	—	2,005
Balance, September 30	$2,005	$2,005
Provision for credit loss		—
Balance, December 31, 2022		$2,005
For the nine months ended September 30, 2023, the Company had available-for-sale investment securities with approximately $466.0 million in unrealized losses, of which $455.7 million had been in continuous loss positions for more than twelve months. With the exception of the subordinated debt investment securities for which one security was downgraded during the nine months ended September 30, 2023, resulting in the Company recording a provision for credit losses and credit concerns requiring reallocating the existing allowance for credit losses to certain securities within the other securities category of the portfolio, the Company’s assessments indicated that the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 29.8% of the principal balance from the Company’s investment portfolio will mature or are expected to pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
As of September 30, 2023, the Company's available-for-sale securities portfolio consisted of 1,570 investment securities, 1,400 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $466.0 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $23.4 million on 57 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained $246.3 million of unrealized losses on 684 securities, and the private mortgage-backed securities portfolio contained $21.8 million of unrealized losses on 32 securities. The non-government-sponsored asset backed securities portfolio contained $11.3 million of unrealized losses on 36 securities. The state and political subdivisions portfolio contained $130.9 million of unrealized losses on 528 securities. In addition, the other securities portfolio contained $32.4 million of unrealized losses on 63 securities. With the exception of the investments for which an allowance for credit losses has been established, the unrealized losses on the Company's investments were primarily a result of interest rate changes, and the Company expects to recover the amortized cost basis over the term of the securities. The Company has determined that, as of September 30, 2023, an additional provision for credit losses is not necessary because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

As of September 30, 2023, the Company's held-to-maturity securities portfolio consisted of 506 investment securities, 504 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $180.3 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $4.4 million on 5 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained unrealized losses of $7.8 million on 20 securities. The state and political subdivisions portfolio contained $168.2 million of unrealized losses on 479 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, the Company has determined that an additional provision for credit losses was not necessary as of September 30, 2023.
The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of September 30, 2023:

	State and political subdivisions	U.S. government-sponsored enterprises	U.S. government-sponsored mortgage-backed securities	Total
	(In thousands)
Aaa/AAA	$236,184	$43,217	$—	$279,401
Aa/AA	845,642	—	—	845,642
A	27,648	—	—	27,648
Not rated	1,434	—	—	1,434
Agency Backed	—	—	131,355	131,355
Total	$1,110,908	$43,217	$131,355	$1,285,480
Income earned on securities for the three and nine months ended September 30, 2023 and 2022, is as follows:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Taxable
Available-for-sale	$27,028	$21,873	$82,080	$45,110
Held-to-maturity	7,492	6,400	22,479	13,184
Non-taxable
Available-for-sale	4,746	5,002	14,369	14,461
Held-to-maturity	3,122	3,067	9,394	6,040
Total	$42,388	$36,342	$128,322	$78,795

4. Loans Receivable
The various categories of loans receivable are summarized as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,614,259	$5,632,063
Construction/land development	2,154,030	2,135,266
Agricultural	336,160	346,811
Residential real estate loans
Residential 1-4 family	1,808,248	1,748,551
Multifamily residential	444,239	578,052
Total real estate	10,356,936	10,440,743
Consumer	1,153,461	1,149,896
Commercial and industrial	2,195,678	2,349,263
Agricultural	332,608	285,235
Other	233,150	184,343
Total loans receivable	14,271,833	14,409,480
Allowance for credit losses	(285,562)	(289,669)
Loans receivable, net	$13,986,271	$14,119,811
During the three months ended September 30, 2023, the Company sold $1.0 million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $97,000. During the nine months ended September 30, 2023, the Company sold $3.2 million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $236,000. During the three months ended September 30, 2022, the Company sold $826,524 guaranteed portions of certain SBA loans, which resulted in a gain of approximately $58,000. During the nine months ended September 30, 2022, the Company sold $3.6 million guaranteed portions of certain SBA loans, which resulted in a gain of $153,000.
Mortgage loans held for sale of approximately $129.7 million and $79.9 million at September 30, 2023 and December 31, 2022, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at September 30, 2023 and December 31, 2022 were not material.
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $132.6 million and $142.5 million in PCD loans, as of September 30, 2023 and December 31, 2022, respectively. This balance, as of September 30, 2023, consisted of $132.2 million resulting from the acquisition of Happy and $392,000 from the acquisition of LH-Finance.
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
Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the input assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. The identified loss drivers by segment are included below as of both September 30, 2023 and December 31, 2022.

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
For the three and nine months ended September 30, 2023, the Company recorded $2.8 million and $6.3 million in provision for credit losses on loans, respectively. For the three and nine months ended September 30, 2023, the Company reversed $1.5 million in provision for unfunded commitments.
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

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$32,275	$85,158	$51,732	$90,474	$26,044	$285,683
Loans charged off	(150)	(1,950)	(103)	(183)	(1,063)	(3,449)
Recoveries of loans previously charged off	33	25	22	119	329	528
Net loans recovered (charged off)	(117)	(1,925)	(81)	(64)	(734)	(2,921)
Provision for credit losses	484	(4,680)	3,233	2,059	1,704	2,800
Balance, September 30	$32,642	$78,553	$54,884	$92,469	$27,014	$285,562

	Nine Months Ended September 30, 2023
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$32,243	$93,848	$50,963	$89,354	$23,261	$289,669
Loans charged off	(175)	(2,023)	(192)	(7,015)	(3,058)	(12,463)
Recoveries of loans previously charged off	103	517	161	375	900	2,056
Net loans recovered (charged off)	(72)	(1,506)	(31)	(6,640)	(2,158)	(10,407)
Provision for credit losses	471	(13,789)	3,952	9,755	5,911	6,300
Balance, September 30	$32,642	$78,553	$54,884	$92,469	$27,014	$285,562
The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2022 and the year ended December 31, 2022:

	Three Months Ended September 30, 2022
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$36,689	$115,195	$51,146	$68,309	$22,928	$294,267
Loans charged off	(11)	—	(48)	(4,536)	(1,718)	(6,313)
Recoveries of loans previously charged off	8	778	45	189	229	1,249
Net loans recovered (charged off)	(3)	778	(3)	(4,347)	(1,489)	(5,064)
Provision for credit losses	(1,999)	(23,560)	(1,322)	25,459	1,422	—
Balance, September 30	$34,687	$92,413	$49,821	$89,421	$22,861	$289,203

	Nine Months Ended September 30, 2022 and Year Ended December 31, 2022
	Construction/ Land Development		Other Commercial Real Estate		Residential Real Estate		Commercial & Industrial		Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$28,415		$87,218		$48,458		$53,062		$19,561	$236,714
Allowance for credit losses on PCD loans	950		9,283		980		5,596		7	16,816
Loans charged off	(11)		—		(337)		(5,952)		(5,588)	(11,888)
Recoveries of loans previously charged off	325		856		94		519		597	2,391
Net loans recovered (charged off)	314		856		(243)		(5,433)		(4,991)	(9,497)
Provision for credit loss - acquired loans	7,205		18,711		7,380		11,303		571	45,170
Provision for credit loss - loans	(2,197)		(23,655)		(6,754)		24,893		7,713	—
Balance, September 30	34,687	—	92,413	—	49,821	—	89,421	—	22,861	289,203
Loans charged off	10		—		(109)		(3,821)		(1,459)	(5,379)
Recoveries of loans previously charged off	80		111		25		261		368	845
Net loans recovered (charged off)	90		111		(84)		(3,560)		(1,091)	(4,534)
Provision for credit loss - loans	(2,534)		1,324		1,226		3,493		1,491	5,000
Balance, December 31	$32,243		$93,848		$50,963		$89,354		$23,261	$289,669
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$47,864	$—	$2,999
Construction/land development	3,659	—	1,025
Agricultural	426	—	—
Residential real estate loans
Residential 1-4 family	20,281	—	326
Total real estate	72,230	—	4,350
Consumer	3,572	—	191
Commercial and industrial	8,042	—	2,033
Agricultural & other	340	—	100
Total	$84,184	$—	$6,674

	December 31, 2022
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$12,219	$8,383	$1,844
Construction/land development	1,977	—	31
Agricultural	278	—	—
Residential real estate loans
Residential 1-4 family	18,083	—	1,374
Multifamily residential	—	—	—
Total real estate	32,557	8,383	3,249
Consumer	2,842	—	35
Commercial and industrial	14,920	—	6,300
Agricultural & other	692	—	261
Total	$51,011	$8,383	$9,845
The Company had $84.2 million and $51.0 million in nonaccrual loans for the periods ended September 30, 2023 and December 31, 2022, respectively. In addition, the Company had $6.7 million and $9.8 million in loans past due 90 days or more and still accruing for the periods ended September 30, 2023 and December 31, 2022, respectively.
The Company had zero and $8.4 million in nonaccrual loans with a specific reserve as of September 30, 2023 and December 31, 2022, respectively. The Company did not recognize any interest income on nonaccrual loans during the period ended September 30, 2023 or September 30, 2022.
The following table presents the amortized cost basis of impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) by class of loans as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$75,656	$—	$—
Construction/land development	4,684	—	—
Agricultural	426	—	—
Residential real estate loans
Residential 1-4 family	—	21,500	—
Multifamily residential	—	—	—
Total real estate	80,766	21,500	—
Consumer	—	—	3,773
Commercial and industrial	—	—	16,583
Agricultural & other	—	—	441
Total	$80,766	$21,500	$20,797

	December 31, 2022
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$162,268	$—	$—
Construction/land development	2,008	—	—
Agricultural	278	—	—
Residential real estate loans
Residential 1-4 family	—	20,832	—
Multifamily residential	—	969	—
Total real estate	164,554	21,801	—
Consumer	—	—	2,888
Commercial and industrial	—	—	30,334
Agricultural & other	—	—	1,527
Total	$164,554	$21,801	$34,749
The Company had $123.1 million and $221.1 million in impaired loans for the periods ended September 30, 2023 and December 31, 2022, respectively.
Loans that do not share risk characteristics are evaluated on an individual basis. For these loans, where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral, net of estimated costs to sell, and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan, net of estimated costs to sell.
The following is an aging analysis for loans receivable as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$6,000	$1,759	$50,863	$58,622	$5,555,637	$5,614,259	$2,999
Construction/land development	911	460	4,684	6,055	2,147,975	2,154,030	1,025
Agricultural	596	318	426	1,340	334,820	336,160	—
Residential real estate loans
Residential 1-4 family	8,200	1,268	20,607	30,075	1,778,173	1,808,248	326
Multifamily residential	—	—	—	—	444,239	444,239	—
Total real estate	15,707	3,805	76,580	96,092	10,260,844	10,356,936	4,350
Consumer	2,653	1,045	3,763	7,461	1,146,000	1,153,461	191
Commercial and industrial	4,701	763	10,075	15,539	2,180,139	2,195,678	2,033
Agricultural & other	1,157	16	440	1,613	564,145	565,758	100
Total	$24,218	$5,629	$90,858	$120,705	$14,151,128	$14,271,833	$6,674

	December 31, 2022
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,242	$2,117	$14,063	$20,422	$5,611,641	$5,632,063	$1,844
Construction/land development	4,042	1,892	2,008	7,942	2,127,324	2,135,266	31
Agricultural	1,469	193	278	1,940	344,871	346,811	—
Residential real estate loans
Residential 1-4 family	6,715	605	19,457	26,777	1,721,774	1,748,551	1,374
Multifamily residential	—	—	—	—	578,052	578,052	—
Total real estate	16,468	4,807	35,806	57,081	10,383,662	10,440,743	3,249
Consumer	950	539	2,877	4,366	1,145,530	1,149,896	35
Commercial and industrial	3,007	1,075	21,220	25,302	2,323,961	2,349,263	6,300
Agricultural and other	1,065	57	953	2,075	467,503	469,578	261
Total	$21,490	$6,478	$60,856	$88,824	$14,320,656	$14,409,480	$9,845
Non-accruing loans at September 30, 2023 and December 31, 2022 were $84.2 million and $51.0 million, respectively.
Interest recognized on impaired loans during the three and nine months ended September 30, 2023 was approximately $346,930 and $1.0 million, respectively. Interest recognized on impaired loans during the three and nine months ended September 30, 2022 was approximately $2.8 million and $8.2 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$233	$120	$95	$448
Risk rating 2	—	—	—	—	113	3,738	—	3,851
Risk rating 3	282,869	614,851	577,319	244,180	250,130	1,019,886	422,819	3,412,054
Risk rating 4	58,295	499,063	253,271	245,070	154,490	597,201	86,762	1,894,152
Risk rating 5	—	—	608	—	13,809	56,118	697	71,232
Risk rating 6	—	8,265	9,359	18,065	18,550	170,673	594	225,506
Risk rating 7	—	92	—	—	—	—	—	92
Risk rating 8	—	—	—	—	6,924	—	—	6,924
Total non-farm/non-residential	341,164	1,122,271	840,557	507,315	444,249	1,847,736	510,967	5,614,259
Construction/land development
Risk rating 1	$—	$—	$11	$—	$—	$—	$—	$11
Risk rating 2	597	29	—	—	—	192	—	818
Risk rating 3	206,236	489,719	146,106	69,454	23,365	46,683	39,995	1,021,558
Risk rating 4	64,040	387,295	388,374	29,849	32,017	28,712	196,949	1,127,236
Risk rating 5	—	—	—	—	241	70	—	311
Risk rating 6	—	328	1,642	770	693	263	307	4,003
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	93	—	—	—	—	93
Total construction/land development	270,873	877,371	536,226	100,073	56,316	75,920	237,251	2,154,030
Agricultural
Risk rating 1	$—	$1,649	$—	$—	$—	$—	$—	$1,649
Risk rating 2	248	—	1,963	—	—	—	—	2,211
Risk rating 3	30,365	44,038	33,205	28,043	11,558	44,842	12,294	204,345
Risk rating 4	4,198	25,459	25,642	20,868	7,552	33,087	5,139	121,945
Risk rating 5	—	—	—	—	318	583	—	901
Risk rating 6	—	—	1,686	1,120	1,620	683	—	5,109
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	34,811	71,146	62,496	50,031	21,048	79,195	17,433	336,160
Total commercial real estate loans	$646,848	$2,070,788	$1,439,279	$657,419	$521,613	$2,002,851	$765,651	$8,104,449
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$146	$2	$148
Risk rating 2	266	—	—	—	—	27	1	294
Risk rating 3	209,136	360,723	251,931	156,643	97,653	340,093	116,363	1,532,542
Risk rating 4	12,099	33,971	26,632	20,541	13,990	70,603	64,463	242,299
Risk rating 5	—	236	—	91	11	942	998	2,278
Risk rating 6	—	4,231	2,562	4,068	3,942	14,584	1,299	30,686
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	1	—	1
Total residential 1-4 family	221,501	399,161	281,125	181,343	115,596	426,396	183,126	1,808,248

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	2,875	39,899	38,511	44,619	31,741	60,546	5,989	224,180
Risk rating 4	2,963	46,350	42,751	62,604	8,159	14,174	7,493	184,494
Risk rating 5	—	—	—	31,432	—	3,038	—	34,470
Risk rating 6	—	—	—	—	276	819	—	1,095
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	5,838	86,249	81,262	138,655	40,176	78,577	13,482	444,239
Total real estate	$874,187	$2,556,198	$1,801,666	$977,417	$677,385	$2,507,824	$962,259	$10,356,936
Consumer
Risk rating 1	$4,041	$3,471	$2,329	$810	$422	$1,219	$1,584	$13,876
Risk rating 2	—	—	—	—	133	57	—	190
Risk rating 3	168,076	257,403	225,656	116,451	115,491	205,235	21,004	1,109,316
Risk rating 4	5,284	7,871	2,703	634	122	5,228	133	21,975
Risk rating 5	—	502	617	1	877	386	2	2,385
Risk rating 6	36	1,159	104	878	898	2,611	29	5,715
Risk rating 7	4	—	—	—	—	—	—	4
Risk rating 8	—	—	—	—	—	—	—	—
Total consumer	177,441	270,406	231,409	118,774	117,943	214,736	22,752	1,153,461
Commercial and industrial
Risk rating 1	$2,107	$1,310	$1,492	$245	$137	$20,849	$12,269	$38,409
Risk rating 2	188	1,364	231	14	164	218	389	2,568
Risk rating 3	183,256	299,284	87,929	51,757	73,198	182,357	233,434	1,111,215
Risk rating 4	66,144	119,405	84,099	36,368	30,584	79,731	568,354	984,685
Risk rating 5	—	—	15,928	85	248	1,009	1,586	18,856
Risk rating 6	2,809	2,945	4,978	1,455	9,844	14,229	3,649	39,909
Risk rating 7	—	—	—	—	—	36	—	36
Risk rating 8	—	—	—	—	—	—	—	—
Total commercial and industrial	254,504	424,308	194,657	89,924	114,175	298,429	819,681	2,195,678
Agricultural and other
Risk rating 1	$81	$161	$16	$115	$—	$91	$586	$1,050
Risk rating 2	724	29	2	—	1,181	100	1,104	3,140
Risk rating 3	73,119	49,798	32,503	27,315	3,410	45,830	143,063	375,038
Risk rating 4	17,352	6,851	9,449	1,302	11,423	3,441	132,108	181,926
Risk rating 5	—	389	—	134	—	593	713	1,829
Risk rating 6	71	36	63	108	25	792	1,680	2,775
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	91,347	57,264	42,033	28,974	16,039	50,847	279,254	565,758
Total	$1,397,479	$3,308,176	$2,269,765	$1,215,089	$925,542	$3,071,836	$2,083,946	$14,271,833

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$237	$—	$132	$85	$454
Risk rating 2	—	—	—	118	—	3,992	—	4,110
Risk rating 3	616,809	509,269	263,188	279,157	322,278	852,727	374,371	3,217,799
Risk rating 4	438,565	341,047	235,669	161,421	321,188	482,437	139,203	2,119,530
Risk rating 5	—	757	1,145	14,417	35,273	37,561	95	89,248
Risk rating 6	876	196	14,247	26,649	4,720	153,909	194	200,791
Risk rating 7	131	—	—	—	—	—	—	131
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	1,056,381	851,269	514,249	481,999	683,459	1,530,758	513,948	5,632,063
Construction/land development
Risk rating 1	$—	$11	$—	$—	$—	$—	$—	$11
Risk rating 2	682	—	—	—	—	210	—	892
Risk rating 3	421,774	283,546	83,631	48,350	19,340	34,910	75,797	967,348
Risk rating 4	354,852	512,541	58,368	79,924	11,520	43,634	65,960	1,126,799
Risk rating 5	—	—	30,987	310	—	1,140	—	32,437
Risk rating 6	612	—	574	751	3	5,839	—	7,779
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	777,920	796,098	173,560	129,335	30,863	85,733	141,757	2,135,266
Agricultural
Risk rating 1	$1,749	$—	$—	$—	$—	$—	$—	$1,749
Risk rating 2	—	2,048	—	—	—	—	—	2,048
Risk rating 3	61,725	43,356	32,895	16,475	10,326	37,892	5,996	208,665
Risk rating 4	18,870	25,252	20,532	8,706	3,154	42,886	4,755	124,155
Risk rating 5	—	—	—	326	—	603	—	929
Risk rating 6	—	1,630	1,623	4,972	—	1,040	—	9,265
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	82,344	72,286	55,050	30,479	13,480	82,421	10,751	346,811
Total commercial real estate loans	$1,916,645	$1,719,653	$742,859	$641,813	$727,802	$1,698,912	$666,456	$8,114,140
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$115	$40	$155
Risk rating 2	—	—	—	—	—	48	2	50
Risk rating 3	360,510	255,775	176,955	112,053	98,093	314,492	110,881	1,428,759
Risk rating 4	37,471	35,875	61,418	11,871	15,577	61,034	65,674	288,920
Risk rating 5	—	—	—	3,049	226	328	—	3,603
Risk rating 6	849	2,423	3,564	3,521	2,536	12,662	1,508	27,063
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	1	—	1
Total residential 1-4 family	398,830	294,073	241,937	130,494	116,432	388,680	178,105	1,748,551

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	38,830	37,566	14,127	33,813	13,098	60,117	6,534	204,085
Risk rating 4	43,478	101,282	182,850	8,284	11,934	11,779	1,201	360,808
Risk rating 5	—	—	—	—	3,142	7,897	—	11,039
Risk rating 6	—	—	—	302	—	1,818	—	2,120
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	82,308	138,848	196,977	42,399	28,174	81,611	7,735	578,052
Total real estate	$2,397,783	$2,152,574	$1,181,773	$814,706	$872,408	$2,169,203	$852,296	$10,440,743
Consumer
Risk rating 1	$5,332	$3,952	$1,134	$637	$552	$1,176	$1,467	$14,250
Risk rating 2	—	—	—	193	614	—	—	807
Risk rating 3	284,828	276,044	146,256	132,763	118,244	135,266	16,093	1,109,494
Risk rating 4	15,306	2,293	422	1,216	459	907	69	20,672
Risk rating 5	—	633	19	—	8	810	—	1,470
Risk rating 6	215	156	270	970	24	1,386	101	3,122
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	3	—	1	—	—	77	—	81
Total consumer	305,684	283,078	148,102	135,779	119,901	139,622	17,730	1,149,896
Commercial and industrial
Risk rating 1	$3,450	$7,692	$268	$264	$16	$21,298	$8,832	$41,820
Risk rating 2	1,590	305	27	198	—	226	781	3,127
Risk rating 3	301,063	126,312	80,636	73,360	71,964	112,017	253,111	1,018,463
Risk rating 4	70,862	120,618	69,963	89,975	81,389	48,496	568,795	1,050,098
Risk rating 5	83,272	14,762	159	1,408	6,815	185	75,891	182,492
Risk rating 6	4,842	2,539	11,204	4,193	5,769	16,559	3,554	48,660
Risk rating 7	—	—	—	—	4,316	202	85	4,603
Risk rating 8	—	—	—	—	—	—	—	—
Total commercial and industrial	465,079	272,228	162,257	169,398	170,269	198,983	911,049	2,349,263
Agricultural and other
Risk rating 1	$297	$266	$115	$—	$—	$95	$722	$1,495
Risk rating 2	140	78	—	2,338	34	115	1,661	4,366
Risk rating 3	85,707	36,004	30,546	4,725	7,986	46,748	131,760	343,476
Risk rating 4	7,627	13,591	2,598	1,671	1,710	8,766	69,179	105,142
Risk rating 5	—	8	204	—	—	593	745	1,550
Risk rating 6	—	58	157	11,137	304	949	944	13,549
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	93,771	50,005	33,620	19,871	10,034	57,266	205,011	469,578
Total	$3,262,317	$2,757,885	$1,525,752	$1,139,754	$1,172,612	$2,565,074	$1,986,086	$14,409,480

The following table presents gross write-offs by origination date as of September 30, 2023.

	September 30, 2023
	Gross Loan Write-Offs by Origination Year
	2023		2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$—	$—	$1,514	$502	$—	$2,016
Construction/land development	—		2	168	5	—	—	—	175
Agricultural	—		—	—	—	1	6	—	7
Residential real estate loans
Residential 1-4 family	—		29	28	39	13	83	—	192
Total real estate	—		31	196	44	1,528	591	—	2,390
Consumer	—		46	42	28	63	257	25	461
Commercial and industrial	—		147	1,063	894	21	4,703	187	7,015
Agricultural & other	2,439	*	1	1	2	—	5	149	2,597
Total	$2,439		$225	$1,302	$968	$1,612	$5,556	$361	$12,463
*The 2023 write-off consists entirely of overdrafts.

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$341,164	$1,122,271	$831,342	$506,170	$435,793	$1,791,222	$510,641	$5,538,603
Non-performing	—	—	9,215	1,145	8,456	56,514	326	75,656
Total non-farm/non-residential	341,164	1,122,271	840,557	507,315	444,249	1,847,736	510,967	5,614,259
Construction/land development
Performing	$270,873	$877,043	$534,491	$99,354	$54,877	$75,763	$236,945	$2,149,346
Non-performing	—	328	1,735	719	1,439	157	306	4,684
Total construction/ land development	270,873	877,371	536,226	100,073	56,316	75,920	237,251	2,154,030
Agricultural
Performing	$34,811	$71,146	$62,407	$50,031	$21,048	$78,858	$17,433	$335,734
Non-performing	—	—	89	—	—	337	—	426
Total agricultural	34,811	71,146	62,496	50,031	21,048	79,195	17,433	336,160
Total commercial real estate loans	$646,848	$2,070,788	$1,439,279	$657,419	$521,613	$2,002,851	$765,651	$8,104,449
Residential real estate loans
Residential 1-4 family
Performing	$221,501	$396,219	$279,314	$178,024	$112,234	$417,402	$182,054	$1,786,748
Non-performing	—	2,942	1,811	3,319	3,362	8,994	1,072	21,500
Total residential 1-4 family	221,501	399,161	281,125	181,343	115,596	426,396	183,126	1,808,248
Multifamily residential
Performing	$5,838	$86,249	$81,262	$138,655	$40,176	$78,577	$13,482	$444,239
Non-performing	—	—	—	—	—	—	—	—
Total multifamily residential	5,838	86,249	81,262	138,655	40,176	78,577	13,482	444,239
Total real estate	$874,187	$2,556,198	$1,801,666	$977,417	$677,385	$2,507,824	$962,259	$10,356,936
Consumer
Performing	$177,405	$270,083	$231,325	$117,999	$117,798	$212,355	$22,723	$1,149,688
Non-performing	36	323	84	775	145	2,381	29	3,773
Total consumer	177,441	270,406	231,409	118,774	117,943	214,736	22,752	1,153,461
Commercial and industrial
Performing	$254,504	$421,493	$193,465	$89,323	$110,458	$293,689	$816,163	$2,179,095
Non-performing	—	2,815	1,192	601	3,717	4,740	3,518	16,583
Total commercial and industrial	254,504	424,308	194,657	89,924	114,175	298,429	819,681	2,195,678
Agricultural and other
Performing	$91,276	$57,228	$42,023	$28,974	$16,014	$50,713	$279,089	$565,317
Non-performing	71	36	10	—	25	134	165	441
Total agricultural and other	91,347	57,264	42,033	28,974	16,039	50,847	279,254	565,758
Total	$1,397,479	$3,308,176	$2,269,765	$1,215,089	$925,542	$3,071,836	$2,083,946	$14,271,833

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
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
The Company had approximately $32.1 million or 182 total revolving loans convert to term loans for the nine months ended September 30, 2023 compared to $17.6 million or 136 total revolving loans convert to term loans for the nine months ended September 30, 2022. These loans were considered immaterial for vintage disclosure inclusion.

The following table presents the amortized cost basis of modified loans to borrowers experiencing financial difficulty by class and modification type at September 30, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	September 30, 2023
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Principal Reduction and Interest Rate Reduction	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$580	$—	$—	$1,581	$2,487	$—	$16,023	$—	$20,671	0.37%
Construction/land development	—	—	—	155	—	—	—	—	155	0.01
Agricultural	—	—	—	—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	606	502	97	63	587	—	—	145	2,000	0.11
Multifamily residential	—	—	—	—	—	—	—	—	—	—
Total real estate	1,186	502	97	1,799	3,074	—	16,023	145	22,826	0.22
Consumer	14	—	1	10	—	5	—	—	30	—
Commercial and industrial	108	49	51	1,764	74	—	—	—	2,046	0.09
Agricultural & other	—	—	—	—	—	—	—	—	—	—
Total	$1,308	$551	$149	$3,573	$3,148	$5	$16,023	$145	$24,902	0.17%
During the nine-months ended September 30, 2023, the Company restructured approximately $19.4 million in loans to 18 borrowers. The ending balance of these loans as of September 30, 2023, was $20.8 million. The Company considered the financial effect of these loan modifications to borrowers experiencing financial difficulty during the three-months ended September 30, 2023 immaterial for tabular disclosure inclusion. Three of the modified loans accounted for $18.2 million of the total post-modification outstanding balance. Two of the loans involved the loans being placed on interest only payments for 36 months and the term being extended an additional 36 months while the interest rate was increased by 50 basis points. The third loan involved a new loan being underwritten resulting in the term being extended by approximately 49 months and the interest rate increasing by 3.45 percentage points.

The following table presents the amortized cost basis of loans that had a payment default during the three-months ended September 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	September 30, 2023
	Term Extension	Principal Reduction	Interest Only	Combination Interest Rate Reduction and Principal Reduction	Combination Term Extension and Principal Reduction
	(Dollars in thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—	$—	$—	$—	$—
Construction/land development	—	—	—	—	—
Agricultural	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	339	97	282	—	145
Total real estate	339	97	282	—	145
Consumer	14	—	—	5	—
Commercial and industrial	—	51	—	—	—
Agricultural & other	—	—	—	—	—
Total	$353	$148	$282	$5	$145
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 22 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $19.5 million, and the ending balance as of September 30, 2023 was $20.9 million. The $20.9 million balance consists of $933,000 of non-accrual loans and $20.0 million of current loans, of which $328,000 were 30-59 days past due as of September 30, 2023. The remaining balance of the loans was current as of September 30, 2023.
Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses on loans is adjusted by the same amount. The defaults impact the loss rate by applicable loan pool for the quarterly CECL calculation. For individually analyzed loans which are not considered to be collateral dependent, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation.
The following is a presentation of total foreclosed assets as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$118	$118
Construction/land development	47	47
Residential real estate loans
Residential 1-4 family	526	260
Multifamily residential	—	121
Total foreclosed assets held for sale	$691	$546

6. Goodwill and Core Deposits and Other Intangibles
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Goodwill
Balance, beginning of period	$1,398,253	$973,025
Acquisition of Happy Bancshares	—	425,228
Balance, end of period	$1,398,253	$1,398,253

	September 30, 2023	December 31, 2022
	(In thousands)
Core Deposit Intangibles
Balance, beginning of period	$58,455	$25,045
Acquisition of Happy Bancshares	—	42,263
Amortization expense	(7,432)	(6,376)
Balance, September 30	$51,023	60,932
Amortization expense		(2,477)
Balance, end of year		$58,455
The carrying basis and accumulated amortization of core deposit intangibles at September 30, 2023 and December 31, 2022 were:

	September 30, 2023	December 31, 2022
	(In thousands)
Gross carrying basis	$128,888	$128,888
Accumulated amortization	(77,865)	(70,433)
Net carrying amount	$51,023	$58,455
Core deposit intangible amortization expense was approximately $2.5 million for both the three months ended September 30, 2023 and 2022. Core deposit intangible amortization expense was approximately $7.4 million and $6.4 million for the nine months ended September 30, 2023 and 2022, respectively. The Company’s estimated amortization expense of core deposits intangibles for each of the years 2023 through 2027 is approximately: 2023 – $9.7 million; 2024 – $8.4 million; 2025 – $8.0 million; 2026– $7.8 million; 2027 – $6.6 million.
The carrying amount of the Company’s goodwill was $1.40 billion at both September 30, 2023 and December 31, 2022. Goodwill is tested annually for impairment during the fourth quarter or more often if events and circumstances indicate there may be an impairment. During the 2022 review, no impairment was found. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
7. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of September 30, 2023 and December 31, 2022, other assets were $322.6 million and $321.2 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $137.0 million and $135.3 million at September 30, 2023 and December 31, 2022, and are accounted for at cost.

The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $89.5 million and $80.6 million at September 30, 2023 and December 31, 2022, respectively. There were no transactions during the period that would indicate a material change in fair value.
Included in other assets are marketable equity securities held at the holding company which are accounted for under ASC Topic 321. These marketable equity securities were $44.4 million and $52.0 million at September 30, 2023 and December 31, 2022, respectively. The September 30, 2023 balance consisted primarily of investments in Pacific Western Bank and PNC Financial Services Group, Inc. The fair value of these investments were $21.0 million and $18.5 million, respectively, at September 30, 2023. The Company recorded $4.5 million in income and $6.1 million in expense for the fair value adjustment for the marketable securities portfolio during the three and nine months ended September 30, 2023, respectively, compared to $2.6 million and $2.3 million in expense during the three and nine months ended September 30, 2022, respectively.
8. Deposits
The aggregate amount of time deposits with a minimum denomination of $250,000 was $638.2 million and $333.2 million at September 30, 2023 and December 31, 2022, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $933.6 million and $639.3 million at September 30, 2023 and December 31, 2022, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $7.5 million and $615,000 for the three months ended September 30, 2023 and 2022, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $15.7 million and $2.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, brokered deposits were $401.7 million and $476.6 million, respectively.
Deposits totaling approximately $2.65 billion at both September 30, 2023 and December 31, 2022, were public funds obtained primarily from state and political subdivisions in the United States.
9. Securities Sold Under Agreements to Repurchase
At September 30, 2023 and December 31, 2022, securities sold under agreements to repurchase totaled $160.1 million and $131.1 million, respectively. For the three-month periods ended September 30, 2023 and 2022, securities sold under agreements to repurchase daily weighted-average totaled $154.7 million and $126.8 million, respectively. For the nine-month periods ended September 30, 2023 and 2022, securities sold under agreements to repurchase daily weighted-average totaled $144.6 million and $129.1 million, respectively.
The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2023 and December 31, 2022 is presented in the following table:

	September 30, 2023		December 31, 2022
	Overnight and Continuous	Total	Overnight and Continuous	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$—	$—	$5,322	$5,322
Mortgage-backed securities	—	—	5,153	5,153
State and political subdivisions	—	—	117,674	117,674
Other securities	160,120	160,120	2,997	2,997
Total borrowings	$160,120	$160,120	$131,146	$131,146
10. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $750.0 million at September 30, 2023 and $650.0 million at December 31, 2022. At September 30, 2023, $150.0 million and $600.0 million of the outstanding balances were classified as short-term and long-term advances. At December 31, 2022, $50.0 million and $600.0 million of the outstanding FHLB balances were classified as short-term and long-term advances, respectively. The FHLB advances mature from 2023 to 2037 with fixed interest rates ranging from 3.37% to 5.38%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.

Additionally, the Company had $1.53 billion and $1.14 billion at September 30, 2023 and December 31, 2022, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at September 30, 2023 and December 31, 2022, respectively.
Other borrowed funds were $251.6 million as of September 30, 2023 and were classified as short-term advances. The Company had no other borrowed funds as of December 31, 2022.
The Company had access to approximately $1.14 billion in liquidity with the Federal Reserve Bank as of September 30, 2023. This consisted of $80.9 million available from the Discount Window and $1.06 billion available through the Bank Term Funding Program ("BTFP"). As of September 30, 2023, the primary and secondary credit rates available through the Discount Window were 5.50% and 6.00%, respectively, and the BTFP rate was 5.54%. As of September 30, 2023, the Company had drawn $250.0 million from the BTFP in the ordinary course of business. This advance is included within other borrowed funds.
11. Subordinated Debentures
Subordinated debentures at September 30, 2023 and December 31, 2022 consisted of the following components:

	As of September 30, 2023	As of December 31, 2022
	(In thousands)
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2020, due 2030, fixed rate of 5.50% during the first five years and at a floating rate of 534.5 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2025 without penalty	$142,416	$143,400
Subordinated notes, net of issuance costs, issued in 2022, due 2032, fixed rate of 3.125% during the first five years and at a floating rate of 182 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2027 without penalty	297,566	297,020
Total	$439,982	$440,420
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
12. Income Taxes
The following is a summary of the components of the provision for income taxes for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Current:
Federal	$23,861	$19,211	$76,059	$52,418
State	4,858	5,068	15,484	13,830
Total current	28,719	24,279	91,543	66,248
Deferred:
Federal	1,758	7,101	715	(7,652)
State	358	1,874	146	(2,019)
Total deferred	2,116	8,975	861	(9,671)
Income tax expense	$30,835	$33,254	$92,404	$56,577
The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statutory federal income tax rate	21.00%	21.00%	21.00%	21.00%
Effect of non-taxable interest income	(0.64)	(1.07)	(0.71)	(1.69)
Stock compensation	0.29	0.02	0.29	0.25
State income taxes, net of federal benefit	2.73	3.40	2.64	3.04
Executive officer compensation & other	0.47	0.08	(0.07)	0.38
Effective income tax rate	23.85%	23.43%	23.15%	22.98%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$79,227	$80,232
Deferred compensation	6,795	7,817
Stock compensation	6,497	6,180
Non-accrual interest income	1,477	1,518
Real estate owned	103	103
Unrealized loss on investment securities, available-for-sale	114,451	98,587
Loan discounts	5,369	7,007
Tax basis premium/discount on acquisitions	(125)	1,222
Investments	28,862	28,523
Other	8,578	8,007
Gross deferred tax assets	251,234	239,196
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,954	4,252
Core deposit intangibles	14,419	14,755
FHLB dividends	3,182	2,681
Other	8,938	8,187
Gross deferred tax liabilities	28,493	29,875
Net deferred tax assets	$222,741	$209,321
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
Stock Repurchases
During the nine months ended September 30, 2023, the Company repurchased a total of 1,410,849 shares with a weighted-average stock price of $21.95 per share. Shares repurchased under the program as of September 30, 2023 since its inception total 22,170,715 shares. The remaining balance available for repurchase is 17,581,285 shares at September 30, 2023.

Stock Compensation Plans
On January 21, 2022, the Company’s Board of Directors adopted, and on April 21, 2022, the Company's shareholders approved, the Home BancShares, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan replaced the Company’s Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “2006 Plan” and, together with the 2022 Plan, the “Plans”), which expired on February 27, 2022. The purpose of the Plans is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of September 30, 2023, the maximum total number of shares of the Company’s common stock available for issuance under the 2022 Plan was 14,788,000 shares (representing 13,288,000 shares approved for issuance under the 2006 Plan plus 1,500,000 shares added upon adoption of the 2022 Plan). At September 30, 2023, the Company had 2,607,485 shares of common stock available for future grants and 5,432,001 shares of common stock reserved for issuance pursuant to the Plans.
The intrinsic value of the stock options outstanding and stock options vested at September 30, 2023 was $3.5 million. The intrinsic value of stock options exercised during the nine months ended September 30, 2023 was approximately $1.7 million. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $3.7 million as of September 30, 2023.
The table below summarizes the stock option transactions under the 2022 Plan at September 30, 2023 and December 31, 2022 and changes during the three-month period and year then ended:

	For the Nine Months Ended September 30, 2023		For the Year Ended December 31, 2022
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	2,971	$20.45	3,015	$20.06
Granted	25	22.63	183	21.13
Forfeited/Expired	(5)	23.23	(96)	21.89
Exercised	(166)	12.57	(131)	11.30
Outstanding, end of period	2,825	20.93	2,971	20.45
Exercisable, end of period	1,983	20.04	1,837	18.89
Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. The weighted-average fair value of options granted during the nine months ended September 30, 2023 was $5.37 per share. There were 25,000 options granted during the nine months ended September 30, 2023. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.
The assumptions used in determining the fair value of the 2023 and 2022 stock option grants were as follows:

	For the Nine Months Ended September 30, 2023	For the Year Ended December 31, 2022
Expected dividend yield	2.98%	3.14%
Expected stock price volatility	27.97%	31.18%
Risk-free interest rate	3.37%	2.82%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at September 30, 2023:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$14.00 to $15.99	100	1.30	$14.71	100	$14.71
$16.00 to $17.99	190	1.20	16.94	190	16.94
$18.00 to $19.99	846	2.04	18.48	839	18.48
$20.00 to $21.99	270	4.99	20.88	193	20.99
$22.00 to $23.99	1,328	4.91	23.21	590	23.13
$24.00 to $25.99	91	4.65	25.59	71	25.95
	2,825			1,983
The table below summarized the activity for the Company’s restricted stock issued and outstanding at September 30, 2023 and December 31, 2022 and changes during the period and year then ended:

	As of September 30, 2023	As of December 31, 2022
	(In thousands)
Beginning of year	1,381	1,231
Issued	261	409
Vested	(152)	(178)
Forfeited	(54)	(81)
End of period	1,436	1,381
Amount of expense for the nine months and twelve months ended, respectively	$6,114	$7,646
Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $13.1 million as of September 30, 2023.

14. Non-Interest Expense
The table below shows the components of non-interest expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Salaries and employee benefits	$64,512	$65,290	$193,536	$174,636
Occupancy and equipment	15,463	15,133	45,338	38,533
Data processing expense	9,103	8,747	27,222	25,880
Merger and acquisition expenses	—	—	—	49,594
Other operating expenses:
Advertising	2,295	2,024	6,624	5,407
Amortization of intangibles	2,477	2,477	7,432	6,376
Electronic banking expense	3,709	3,828	10,714	9,718
Directors’ fees	417	354	1,415	1,133
Due from bank service charges	282	316	841	982
FDIC and state assessment	2,794	2,146	9,514	6,204
Insurance	878	959	2,694	2,702
Legal and accounting	1,514	1,581	4,038	3,439
Other professional fees	2,117	2,466	7,175	6,329
Operating supplies	860	681	2,361	2,430
Postage	491	614	1,578	1,476
Telephone	544	593	1,645	1,314
Other expense	7,306	7,137	23,561	20,571
Total other operating expenses	25,684	25,176	79,592	68,081
Total non-interest expense	$114,762	$114,346	$345,688	$356,724
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
As of September 30, 2023, the balances of the right-of-use asset and lease liability were $42.4 million and $45.3 million, respectively. As of December 31, 2022, the balances of the right-of-use asset and lease liability were $42.9 million and $46.0 million, respectively. The right-of-use asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
2023	$2,426	$8,332
2024	8,800	7,463
2025	7,977	6,739
2026	7,556	6,352
2027	7,002	5,821
Thereafter	24,655	24,591
Total future minimum lease payments	$58,416	$59,298
Discount effect of cash flows	(13,126)	(13,344)
Present value of net future minimum lease payments	$45,290	$45,954
Additional information (dollar amounts in thousands):

	For the Three Months Ended		Nine Months Ended
Lease expense:	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease expense	$2,059	$2,052	$5,937	$5,991
Short-term lease expense	—	2	—	2
Variable lease expense	289	215	810	658
Total lease expense	$2,348	$2,269	$6,747	$6,651
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$2,136	$2,096	$6,146	$6,078
Weighted-average remaining lease term (in years)	8.33	9.21	8.62	9.35
Weighted-average discount rate	3.43%	3.48%	3.44%	3.42%
The Company currently leases three properties from three related parties. Total rent expense from the leases was $35,000, or 1.47% of total lease expense and $104,000, or 1.54% of total lease expense, for the three and nine months ended September 30, 2023, respectively.
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
Although the Company has a diversified loan portfolio, at September 30, 2023 and December 31, 2022, commercial real estate loans represented 56.8% and 56.3% of total loans receivable, respectively, and 221.7% and 230.1% of total stockholders’ equity at September 30, 2023 and December 31, 2022, respectively. Residential real estate loans represented 15.8% and 16.1% of total loans receivable and 61.6% and 66.0% of total stockholders’ equity at September 30, 2023 and December 31, 2022, respectively.
Approximately 79.5% of the Company’s total loans and 84.6% of the Company’s real estate loans as of September 30, 2023, are to borrowers whose collateral is located in Alabama, Arkansas, Florida, Texas and New York, the states in which the Company has its branch locations.

For the three and nine months ended September 30, 2023, the Company recorded $2.8 million and $6.3 million in provision for credit losses on loans, respectively. For the three and nine months ended September 30, 2023, the Company released $1.5 million in provision for unfunded commitments.
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
At September 30, 2023 and December 31, 2022, commitments to extend credit of $4.67 billion and $4.83 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2023 and December 31, 2022, was $184.1 million and $184.6 million, respectively.
The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.
18. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the nine months ended September 30, 2023, the Company requested approximately $254.8 million in regular dividends from its banking subsidiary.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, Tier 1 common equity Tier 1 ("CET1") and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2023, the Company meets all capital adequacy requirements to which it is subject.

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
The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are: a 6.5% CET1 risk-based capital ratio, a 5% Tier 1 leverage capital ratio, an 8% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. As of September 30, 2023, the Bank met the capital standards for a well-capitalized institution. The Company’s CET1 risk-based capital ratio, Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 13.99%, 12.39%, 13.99%, and 17.64%, respectively, as of September 30, 2023.
19. Additional Cash Flow Information
The following is a summary of the Company’s additional cash flow information during the nine-month periods ended:

	September 30,
	2023	2022
	(In thousands)
Interest paid	$241,466	$65,123
Income taxes paid	106,619	69,204
Assets acquired by foreclosure	383	327
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
Collateral dependent individually evaluated loans - loans are carried at the net realizable value of the collateral or observable market price if the loan is collateral dependent. A portion of the allowance for credit losses is allocated to collateral dependent loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for credit losses to require an increase, such increase is reported as a component of the provision for credit losses. The fair value of loans with specific allocated losses was $11.4 million and $168.6 million as of September 30, 2023 and December 31, 2022, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $1.3 million and $693,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended September 30, 2023 and 2022, respectively. The Company reversed approximately $1.9 million and $842,000 of accrued interest receivable when impaired loans were put on non-accrual status during the nine months ended September 30, 2023 and 2022, respectively.
Foreclosed assets held for sale – Foreclosed assets held for sale are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of September 30, 2023 and December 31, 2022, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $691,000 and $546,000, respectively.
No foreclosed assets held for sale were remeasured during the nine months ended September 30, 2023. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.
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

	September 30, 2023
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$488,079	$488,079	1
Federal funds sold	3,925	3,925	1
Investment securities - available for sale	3,472,173	3,472,173	2
Investment securities - held-to-maturity	1,283,475	1,103,178	2
Loans receivable, net of impaired loans and allowance	13,870,028	13,663,607	3
Accrued interest receivable	110,946	110,946	1
FHLB, FRB & FNBB Bank stock; other equity investments	226,445	226,445	3
Marketable equity securities	44,394	44,394	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,280,429	$4,280,429	1
Savings and interest-bearing transaction accounts	10,786,087	10,786,087	1
Time deposits	1,452,229	1,428,696	3
Securities sold under agreements to repurchase	160,120	160,120	1
FHLB and other borrowed funds	1,001,550	987,870	2
Accrued interest payable	13,814	13,814	1
Subordinated debentures	439,982	388,817	3

	December 31, 2022
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$724,790	$724,790	1
Investment securities - available for sale	4,041,590	4,041,590	2
Investment securities - held-to-maturity	1,287,705	1,126,146	2
Loans receivable, net of impaired loans and allowance	13,929,892	13,723,865	3
Accrued interest receivable	103,199	103,199	1
FHLB, FRB & FNBB Bank stock; other equity investments	215,952	215,952	3
Marketable equity securities	52,034	52,034	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$5,164,997	$5,164,997	1
Savings and interest-bearing transaction accounts	11,730,552	11,730,552	1
Time deposits	1,043,234	1,014,348	3
Securities sold under agreements to repurchase	131,146	131,146	1
FHLB and other borrowed funds	650,000	595,886	2
Accrued interest payable	10,622	10,622	1
Subordinated debentures	440,420	411,686	3
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

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
Results of Review of Interim Consolidated Financial Statements
We have reviewed the condensed consolidated balance sheet of Home BancShares, Inc. (“the Company”) and subsidiaries as of September 30, 2023, and the related condensed consolidated statements of income, comprehensive income (loss), and stockholder’s equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 6, 2023

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
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of September 30, 2023, we had, on a consolidated basis, total assets of $21.95 billion, loans receivable, net of allowance for credit losses of $13.99 billion, total deposits of $16.52 billion, and stockholders’ equity of $3.65 billion.
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
Table 1: Key Financial Measures

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)
Total assets	$21,950,638	$23,157,370	$21,950,638	$23,157,370
Loans receivable	14,271,833	13,829,311	14,271,833	13,829,311
Allowance for credit losses	(285,562)	(289,203)	(285,562)	(289,203)
Total deposits	16,518,745	18,542,324	16,518,745	18,542,324
Total stockholders’ equity	3,654,874	3,460,015	3,654,874	3,460,015
Net income	98,453	108,705	306,686	189,575
Basic earnings per share	0.49	0.53	1.51	0.99
Diluted earnings per share	0.49	0.53	1.51	0.99
Book value per share	18.06	16.94	18.06	16.94
Tangible book value per share (non-GAAP)(1)	10.90	9.82	10.90	9.82
Annualized net interest margin - FTE	4.19%	4.05%	4.28%	3.67%
Efficiency ratio	45.53	43.24	44.76	52.44
Efficiency ratio, as adjusted (non-GAAP)(2)	46.44	42.97	44.86	45.13
Return on average assets	1.78	1.81	1.84	1.13
Return on average common equity	10.65	12.25	11.32	7.71
(1)See Table 19 for the non-GAAP tabular reconciliation.
(2)See Table 23 for the non-GAAP tabular reconciliation.

Overview
Results of Operations for the Three Months Ended September 30, 2023 and 2022
Our net income decreased $10.3 million, or 9.4%, to $98.5 million for the three-month period ended September 30, 2023, from $108.7 million for the same period in 2022. On a diluted earnings per share basis, our earnings were $0.49 per share for the three-month period ended September 30, 2023 compared to $0.53 per share for the three-month period ended September 30, 2022. The Company recorded $1.3 million in credit loss expense for the quarter ended September 30, 2023. This consisted of a $2.8 million provision for credit losses on loans and a reversal of $1.5 million provision for unfunded commitments. During the three months ended September 30, 2023, the Company recorded $338,000 in bank owned life insurance ("BOLI") death benefits and a $4.5 million increase in the fair value of marketable securities.
Total interest income increased by $51.3 million, or 21.1%, and non-interest income increased by $212,000, or 0.5%. This was more than offset by a $62.5 million, or 209.3%, increase in total interest expense and a $416,000, or 0.4%, increase in non-interest expense. These fluctuations are primarily due to the rising interest rate environment. The increase in interest income resulted from a $53.6 million, or 27.4%, increase in loan interest income and a $6.0 million, or 16.6%, increase in investment income, partially offset by an $8.4 million, or 78.4%, decrease in interest income on deposits at other banks. The increase in non-interest income was primarily due to a $7.1 million, or 271.5%, increase in the fair value adjustment for marketable securities and a $1.2 million, or 67.5%, increase in dividends from FHLB, FRB, FNBB and other, partially offset by a $3.8 million, or 27.4%, decrease in other service charges and fees, a $3.3 million, or 34.9%, decrease in other income, and a $1.0 million, or 25.1%, decrease in mortgage lending income. The increase in interest expense was primarily due to a $55.4 million, or 237.1%, increase in interest on deposits, a $6.2 million, or 325.7%, increase in interest on FHLB and other borrowed funds and a $910,000, or 209.7%, increase in interest on securities sold under agreements to repurchase. The increase in non-interest expense was due to an increase of $508,000, or 2.0%, in other operating expenses, an increase of $356,000, or 4.1%, in data processing expense and an increase of $330,000, or 2.2%, in occupancy and equipment expense, partially offset by $778,000, or 1.2%, decrease in salaries and employee benefits. Income tax expense decreased by $2.4 million, or 7.3%, during the quarter due to the decrease in net income.
Our net interest margin increased from 4.05% for the three-month period ended September 30, 2022 to 4.19% for the three-month period ended September 30, 2023. The yield on interest earning assets was 6.09% and 4.62% for the three months ended September 30, 2023 and 2022, respectively, while average interest earning assets decreased from $21.09 billion to $19.26 billion. The decrease in average interest earning assets is primarily due to a $1.77 billion decrease in average interest-bearing balances due from banks and $429.7 million decrease in average investment securities, partially offset by a $369.0 million increase in average loans receivable. For the three months ended September 30, 2023 and 2022, we recognized $2.4 million and $4.6 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by four basis points. The overall increase in the net interest margin was due to a decrease in average interest-bearing cash balances as well as an increase in interest income from higher yields on average interest-earning assets, which was partially offset by an increase in interest expense due to the higher yields on average interest-bearing liabilities as a result of the current rising interest rate environment.
Our efficiency ratio was 45.53% for the three months ended September 30, 2023, compared to 43.24% for the same period in 2022. For the third quarter of 2023, our efficiency ratio, as adjusted (non-GAAP), was 46.44%, compared to 42.97% reported for the third quarter of 2022. (See Table 23 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 1.78% for the three months ended September 30, 2023, compared to 1.81% for the same period in 2022. (See Table 20 for the related non-GAAP financial measures and tabular reconciliation). Our annualized return on average common equity was 10.65% and 12.25% for the three months ended September 30, 2023, and 2022, respectively. (See Table 21 for the related non-GAAP financial measures and tabular reconciliation).

Results of Operations for the Nine Months Ended September 30, 2023 and 2022
Our net income increased $117.1 million, or 61.8%, to $306.7 million for the nine months ended September 30, 2023, from $189.6 million for the same period in 2022. On a diluted earnings per share basis, our earnings were $1.51 per share for the nine months ended September 30, 2023 compared to $0.99 per share for the nine months ended September 30, 2022. As a result of the acquisition of Happy, we incurred $49.6 million in merger expenses and recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count," an $11.4 million provision for credit losses on acquired unfunded commitments and a $2.0 million provision for credit losses on acquired held-to-maturity investment securities. The summation of these items reduced earnings by $108.2 million and earnings per share by $0.42 per share for the nine-month period ended September 30, 2022. The Company recorded $6.5 million in credit loss expense for the nine months ended September 30, 2023. This consisted of a $6.3 million provision for credit losses on loans and a $1.7 million provision for credit losses on available-for-sale investment securities, partially offset by a reversal of $1.5 million provision for unfunded commitments. During the nine months ended September 30, 2023, the Company recorded a $6.1 million decrease in the fair value of marketable securities, $3.5 million in recoveries on historic losses and $3.1 million in BOLI death benefits.
Total interest income increased by $264.0 million, or 43.6%, non-interest income increased by $8.6 million, or 7.3%, and non-interest expense decreased by $11.0 million, or 3.1%. This was partially offset by a $182.8 million, or 295.5%, increase in total interest expense. These fluctuations are primarily due to the acquisition of Happy and the rising interest rate environment. The increase in interest income resulted from a $222.6 million, or 43.9%, increase in loan interest income and a $49.5 million, or 62.9%, increase in investment income, partially offset by an $8.3 million decrease in interest income on deposits at other banks. The increase in non-interest income was primarily due to an $8.1 million, or 32.2%, increase in other income, a $4.7 million, or 53.0%, increase in trust fees, a $2.2 million, or 8.0%, increase in service charges on deposit accounts, a $2.2 million, or 35.2%, increase in dividends from FHLB, FRB, FNBB and other, and a $919,000 increase in gain on sale of branches, equipment and other assets, net. These increases were partially offset by a $5.7 million, or 40.7%, decrease in mortgage lending income and a $3.8 million, or 165.5%, decrease in the fair value adjustment for marketable securities. Included within other income were $3.5 million in recoveries on historic losses and $3.1 million in BOLI death benefits. The increase in interest expense was primarily due to a $169.0 million, or 433.8%, increase in interest on deposits, a $15.3 million, or 268.3%, increase in interest on FHLB and other borrowed funds and a $2.6 million, or 357.2%, increase in interest on securities sold under agreements to repurchase, partially offset by a $4.1 million, or 24.9%, decrease in interest on subordinated debentures. The decrease in non-interest expense was due to a $49.6 million, or 100.0%, decrease in merger and acquisition expense, partially offset by an $18.9 million, or 10.8%, increase in salaries and employee benefits, an $11.5 million, or 16.9%, increase in other operating expenses, a $6.8 million, or 17.7%, increase in occupancy and equipment and a $1.3 million, or 5.2%, increase in data processing expense. Income tax expense increased by $35.8 million, or 63.3%, during the nine months ended September 30, 2023 due to an increase in net income.
Our net interest margin increased from 3.67% for the nine months ended September 30, 2022 to 4.28% for the nine months ended September 30, 2023. The yield on interest earning assets was 5.95% and 4.08% for the nine months ended September 30, 2023 and 2022, respectively, while average interest earning assets decreased from $20.03 billion to $19.63 billion. The decrease in average interest earning assets is primarily due to a $2.59 billion decrease in average interest-bearing balances due from banks, partially offset by a $1.76 billion increase in average loans receivable and a $425.2 million increase in average investment securities. For the nine months ended September 30, 2023 and 2022, we recognized $8.3 million and $12.8 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by three basis points. The overall increase in the net interest margin was due to a decrease in average interest-bearing cash balances as well as an increase in interest income from higher yields on average interest-earning assets, partially offset by an increase in interest expense due to an increase in average interest-bearing liabilities at higher interest rates primarily as a result of the Happy acquisition and the current rising interest rate environment.
Our efficiency ratio was 44.76% for the nine months ended September 30, 2023, compared to 52.44% for the same period in 2022. For the nine months ended September 30, 2023, our efficiency ratio, as adjusted (non-GAAP), was 44.86%, compared to 45.13% reported for the same period in 2022. (See Table 23 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 1.84% for the nine months ended September 30, 2023, compared to 1.13% for the same period in 2022. (See Table 20 for the related non-GAAP financial measures and tabular reconciliation). Our annualized return on average common equity was 11.32% and 7.71% for the nine months ended September 30, 2023, and 2022, respectively. (See Table 21 for the related non-GAAP financial measures and tabular reconciliation).

Financial Condition as of and for the Period Ended September 30, 2023 and December 31, 2022
Our total assets as of September 30, 2023 decreased $933.0 million to $21.95 billion from $22.88 billion reported as of December 31, 2022. The decrease in total assets is primarily due to a $573.6 million decrease in investment securities resulting from paydowns and maturities during the first nine months of 2023. Cash and cash equivalents decreased $236.7 million for the nine months ended September 30, 2023. Our loan portfolio balance decreased to $14.27 billion as of September 30, 2023 from $14.41 billion at December 31, 2022. The decrease in loans was primarily due to $263.7 million of organic loan decline from our Centennial Commercial Finance Group ("CFG") franchise, partially offset by $126.1 million organic loan growth in our remaining footprint. Total deposits decreased $1.42 billion to $16.52 billion as of September 30, 2023 from $17.94 billion as of December 31, 2022. The decrease in deposits was primarily due to the runoff of deposits during the first nine months of 2023 as a result of the current rising interest rate environment. Stockholders’ equity increased $128.5 million to $3.65 billion as of September 30, 2023, compared to $3.53 billion as of December 31, 2022. The $128.5 million increase in stockholders’ equity is primarily associated with the $306.7 million in net income for the nine months ended September 30, 2023, partially offset by the $109.6 million of shareholder dividends paid, the $45.1 million in other comprehensive loss and stock repurchases of $31.0 million in 2023.
Our non-performing loans were $90.9 million, or 0.64% of total loans as of September 30, 2023, compared to $60.9 million, or 0.42% of total loans, as of December 31, 2022. The allowance for credit losses as a percentage of non-performing loans decreased to 314.29% as of September 30, 2023, from 475.99% as of December 31, 2022. Non-performing loans from our Arkansas franchise were $12.6 million at September 30, 2023 compared to $8.4 million as of December 31, 2022. Non-performing loans from our Florida franchise were $17.3 million at September 30, 2023 compared to $20.5 million as of December 31, 2022. Non-performing loans from our Texas franchise were $27.2 million at September 30, 2023 compared to $22.2 million as of December 31, 2022. Non-performing loans from our Alabama franchise were $372,000 at September 30, 2023 compared to $404,000 as of December 31, 2022. Non-performing loans from our Shore Premier Finance ("SPF") franchise were $3.0 million at September 30, 2023 compared to $2.3 million as of December 31, 2022. Non-performing loans from our Centennial CFG franchise were $30.4 million at September 30, 2023 compared to $7.1 million as of December 31, 2022.
As of September 30, 2023, our non-performing assets increased to $91.6 million, or 0.42% of total assets, from $61.5 million, or 0.27% of total assets, as of December 31, 2022. Non-performing assets from our Arkansas franchise were $12.8 million at September 30, 2023 compared to $8.5 million as of December 31, 2022. Non-performing assets from our Florida franchise were $17.5 million at September 30, 2023 compared to $20.8 million as of December 31, 2022. Non-performing assets from our Texas franchise were $27.5 million at September 30, 2023 compared to $22.4 million as of December 31, 2022. Non-performing assets from our Alabama franchise were $372,000 at September 30, 2023 compared to $404,000 as of December 31, 2022. Non-performing assets from our SPF franchise were $3.0 million at September 30, 2023 compared to $2.3 million as of December 31, 2022. Non-performing assets from our Centennial CFG franchise were $30.4 million at September 30, 2023 compared to $7.1 million as of December 31, 2022.
The $30.4 million balance of non-accrual loans for our Centennial CFG market consists of three loans, one loan totaling $27.6 million which was placed on non-accrual status effective August 30, 2023, with all accrued interest reversed effective the non-accrual date and the remaining $2.8 million balance consists of two loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. These two loans are not current on either principal or interest, and we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve. Any interest payments that are received will be applied to the principal balance.

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
•Multifamily
•Owner occupies commercial real estate
•Non-owner occupied commercial real estate
•Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•Consumer auto
•Other consumer
•Other consumer - Shore Premier Finance ("SPF")
Loans that do not share risk characteristics are evaluated on an individual basis. For these loans, where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral, net of estimated costs to sell, and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan, net of estimated costs to sell. For individually analyzed loans which are not considered to be collateral dependent, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation.
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
As of September 30, 2023, we had 223 branch locations. There were 76 branches in Arkansas, 78 branches in Florida, 63 branches in Texas, five branches in Alabama and one branch in New York City.
Results of Operations
For the three and nine months ended September 30, 2023 and 2022
Our net income decreased $10.3 million, or 9.4%, to $98.5 million for the three-month period ended September 30, 2023, from $108.7 million for the same period in 2022. On a diluted earnings per share basis, our earnings were $0.49 per share for the three-month period ended September 30, 2023 compared to $0.53 per share for the three-month period ended September 30, 2022. The Company recorded $1.3 million in credit loss expense for the quarter ended September 30, 2023. This consisted of a $2.8 million provision for credit losses on loans and a reversal of $1.5 million provision for unfunded commitments. During the three months ended September 30, 2023, the Company recorded $338,000 in BOLI death benefits and a $4.5 million increase in the fair value of marketable securities.

Our net income increased $117.1 million, or 61.8%, to $306.7 million for the nine months ended September 30, 2023, from $189.6 million for the same period in 2022. On a diluted earnings per share basis, our earnings were $1.51 per share for the nine months ended September 30, 2023 compared to $0.99 per share for the nine months ended September 30, 2022. As a result of the acquisition of Happy, we incurred $49.6 million in merger expenses and recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count," an $11.4 million provision for credit losses on acquired unfunded commitments and a $2.0 million provision for credit losses on acquired held-to-maturity investment securities. The summation of these items reduced earnings by $108.2 million and earnings per share by $0.42 per share for the nine-month period ended September 30, 2022. The Company recorded $6.5 million in credit loss expense for the nine months ended September 30, 2023. This consisted of a $6.3 million provision for credit losses on loans and a $1.7 million provision for credit losses on available-for-sale investment securities, partially offset by a reversal of $1.5 million provision for unfunded commitments. During the nine months ended September 30, 2023, the Company recorded a $6.1 million decrease in the fair value of marketable securities, $3.5 million in recoveries on historic losses and $3.1 million in BOLI death benefits.
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the target rate seven times during 2022. First, on March 16, 2022, the target rate was increased to 0.25% to 0.50%. Second, on May 4, 2022, the target rate was increased to 0.75% to 1.00%. Third, on June 15, 2022, the target rate was increased to 1.50% to 1.75%. Fourth, on July 27, 2022, the target rate was increased to 2.25% to 2.50%. Fifth, on September 21, 2022, the target rate was increased to 3.00% to 3.25%. Sixth, on November 2, 2022, the target rate was increased to 3.75% to 4.00%. Seventh, on December 14, 2022, the target rate was increased to 4.25% to 4.50%. The Federal Reserve increased the target rate four times during the first nine months 2023. First, on February 1, 2023, the target rate was increased to 4.50% to 4.75%, second, on March 22, 2023, the target rate was increased to 4.75% to 5.00%, third, on May 3, 2023, the target rate was increased to 5.00% to 5.25% and fourth, the target rate was increased to 5.25% to 5.50% on July 26, 2023.
Our net interest margin increased from 4.05% for the three-month period ended September 30, 2022 to 4.19% for the three-month period ended September 30, 2023. The yield on interest earning assets was 6.09% and 4.62% for the three months ended September 30, 2023 and 2022, respectively, while average interest earning assets decreased from $21.09 billion to $19.26 billion. The decrease in average interest earning assets is primarily due to a $1.77 billion decrease in average interest-bearing balances due from banks and $429.7 million decrease in average investment securities, partially offset by a $369.0 million increase in average loans receivable. For the three months ended September 30, 2023 and 2022, we recognized $2.4 million and $4.6 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by four basis points. The overall increase in the net interest margin was due to a decrease in average interest-bearing cash balances as well as an increase in interest income from higher yields on average interest-earning assets, which was partially offset by an increase in interest expense due to the higher yields on average interest-bearing liabilities as a result of the current rising interest rate environment.
Our net interest margin increased from 3.67% for the nine months ended September 30, 2022 to 4.28% for the nine months ended September 30, 2023. The yield on interest earning assets was 5.95% and 4.08% for the nine months ended September 30, 2023 and 2022, respectively, while average interest earning assets decreased from $20.03 billion to $19.63 billion. The decrease in average interest earning assets is primarily due to a $2.59 billion decrease in average interest-bearing balances due from banks, partially offset by a $1.76 billion increase in average loans receivable and a $425.2 million increase in average investment securities. For the nine months ended September 30, 2023 and 2022, we recognized $8.3 million and $12.8 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by three basis points. The overall increase in the net interest margin was due to a decrease in average interest-bearing cash balances as well as an increase in interest income from higher yields on average interest-earning assets, partially offset by an increase in interest expense due to an increase in average interest-bearing liabilities at higher interest rates primarily as a result of the Happy acquisition and the current rising interest rate environment.

Net interest income on a fully taxable equivalent basis decreased $12.3 million, or 5.7%, to $203.2 million for the three-month period ended September 30, 2023, from $215.5 million for the same period in 2022. This decrease in net interest income for the three-month period ended September 30, 2023 was the result of a $62.5 million increase in interest expense, mostly offset by a $50.2 million increase in interest income, on a fully taxable equivalent basis. The $62.5 million increase in interest expense is primarily the result of the increasing interest rate environment. The higher rates on interest bearing liabilities resulted in an increase in interest expense of approximately $62.0 million, partially offset by the decrease in average interest bearing liabilities that reduced interest expense by approximately $440,000. The $50.2 million increase in interest income was primarily the result of the increasing interest rate environment. The higher yield on earning assets resulted in an increase in interest income of approximately $62.6 million, which was partially offset by the decrease of $12.4 million in interest income due to the decrease in average interest earning asset balances.
Net interest income on a fully taxable equivalent basis increased $78.9 million, or 14.4%, to $628.6 million for the nine months ended September 30, 2023, from $549.7 million for the same period in 2022. This increase in net interest income for the nine months ended September 30, 2023 was the result of a $261.7 million increase in interest income, partially offset by a $182.8 million increase in interest expense, on a fully taxable equivalent basis. The $261.7 million increase in interest income was primarily the result of the increasing interest rate environment and the higher level of average interest earning assets due to the acquisition of Happy during the second quarter of 2022. The higher yield on earning assets resulted in an increase in interest income of approximately $205.1 million, and the increase in earning assets resulted in an increase in interest income of approximately $56.6 million. The $182.8 million increase in interest expense is primarily the result of the increasing interest rate environment as well as the higher level of average interest bearing liabilities due to the acquisition of Happy during the second quarter of 2022. The higher rates on interest bearing liabilities resulted in an increase in interest expense of approximately $179.4 million, and the increase in interest bearing liabilities resulted in an increase in interest expense of approximately $3.4 million.
Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2023 and 2022, as well as changes in fully taxable equivalent net interest margin for the three and nine months ended September 30, 2023 compared to the same period in 2022.
Table 2: Analysis of Net Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Interest income	$294,262	$242,955	$868,833	$604,871
Fully taxable equivalent adjustment	1,293	2,437	4,415	6,646
Interest income – fully taxable equivalent	295,555	245,392	873,248	611,517
Interest expense	92,325	29,851	244,658	61,861
Net interest income – fully taxable equivalent	$203,230	$215,541	$628,590	$549,656
Yield on earning assets – fully taxable equivalent	6.09%	4.62%	5.95%	4.08%
Cost of interest-bearing liabilities	2.69	0.83	2.38	0.61
Net interest spread – fully taxable equivalent	3.40	3.79	3.57	3.47
Net interest margin – fully taxable equivalent	4.19	4.05	4.28	3.67
Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023 vs. 2022	2023 vs. 2022
	(In thousands)
(Decrease) increase in interest income due to change in earning assets	$(12,445)	$56,615
Increase in interest income due to change in earning asset yields	62,608	205,116
Increase in interest expense due to change in interest-bearing liabilities	(440)	(3,369)
Increase in interest expense due to change in interest rates paid on interest-bearing liabilities	(62,034)	(179,428)
(Decrease) increase in net interest income	$(12,311)	$78,934

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and nine months ended September 30, 2023 and 2022, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2023			2022
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$197,336	$2,328	4.68%	$1,965,136	$10,763	2.17%
Federal funds sold	4,859	82	6.70	1,176	9	3.04
Investment securities – taxable	3,598,513	34,520	3.81	4,008,230	28,273	2.80
Investment securities – non-taxable	1,272,680	9,034	2.82	1,292,702	10,370	3.18
Loans receivable	14,191,461	249,591	6.98	13,822,459	195,977	5.63
Total interest-earning assets	19,264,849	295,555	6.09%	21,089,703	245,392	4.62%
Non-earning assets	2,637,585			2,689,066
Total assets	$21,902,434			$23,778,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$10,923,936	$68,067	2.47%	$12,233,755	22,388	0.73%
Time deposits	1,319,126	10,631	3.20	1,078,112	959	0.35
Total interest-bearing deposits	12,243,062	78,698	2.55	13,311,867	23,347	0.70
Federal funds purchased	54	1	7.35	14	—	—
Securities sold under agreement to repurchase	154,687	1,344	3.45	126,770	434	1.36
FHLB and other borrowed funds	773,345	8,161	4.19	400,012	1,917	1.90
Subordinated debentures	440,054	4,121	3.72	442,312	4,153	3.73
Total interest-bearing liabilities	13,611,202	92,325	2.69%	14,280,975	29,851	0.83%
Non-interest-bearing liabilities
Non-interest-bearing deposits	4,434,394			5,779,082
Other liabilities	189,499			199,416
Total liabilities	18,235,095			20,259,473
Stockholders’ equity	3,667,339			3,519,296
Total liabilities and stockholders’ equity	$21,902,434			$23,778,769
Net interest spread			3.40%			3.79%
Net interest income and margin		$203,230	4.19%		$215,541	4.05%

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$313,637	$10,742	4.58%	$2,899,620	$19,001	0.88%
Federal funds sold	3,577	156	5.83	1,593	13	1.09
Investment securities – taxable	3,726,710	104,559	3.75	3,442,854	58,294	2.26
Investment securities – non-taxable	1,280,947	27,848	2.91	1,139,628	26,709	3.13
Loans receivable	14,307,358	729,943	6.82	12,547,275	507,500	5.41
Total interest-earning assets	19,632,229	873,248	5.95%	20,030,970	611,517	4.08%
Non-earning assets	2,640,096			2,308,827
Total assets	$22,272,325			$22,339,797
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest- bearing transaction accounts	$11,246,350	$185,560	2.21%	$11,420,566	36,031	0.42%
Time deposits	1,189,620	22,447	2.52	1,035,340	2,939	0.38
Total interest-bearing deposits	12,435,970	208,007	2.24	12,455,906	38,970	0.42
Federal funds purchased	59	3	6.80	294	2	0.91
Securities sold under agreement to repurchase	144,603	3,333	3.08	129,076	729	0.76
FHLB borrowed funds	701,748	20,947	3.99	400,004	5,688	1.90
Subordinated debentures	440,199	12,368	3.76	540,175	16,472	4.08
Total interest-bearing liabilities	13,722,579	244,658	2.38%	13,525,455	61,861	0.61%
Non-interest-bearing liabilities
Non-interest-bearing deposits	4,729,515			5,363,770
Other liabilities	197,498			161,402
Total liabilities	18,649,592			19,050,627
Stockholders’ equity	3,622,733			3,289,170
Total liabilities and stockholders’ equity	$22,272,325			$22,339,797
Net interest spread			3.57%			3.47%
Net interest income and margin		$628,590	4.28%		$549,656	3.67%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and nine months ended September 30, 2023 compared to the same period in 2022, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023 over 2022			2023 over 2022
	Volume	Yield / Rate	Total	Volume	Yield / Rate	Total
	(In thousands)
(Decrease) increase in:
Interest income:
Interest-bearing balances due from banks	$(14,577)	$6,142	$(8,435)	$(29,425)	$21,166	$(8,259)
Federal funds sold	53	20	73	32	111	143
Investment securities – taxable	(3,120)	9,367	6,247	5,158	41,107	46,265
Investment securities – non-taxable	(158)	(1,178)	(1,336)	3,161	(2,022)	1,139
Loans receivable	5,357	48,257	53,614	77,689	144,754	222,443
Total interest income	(12,445)	62,608	50,163	56,615	205,116	261,731
Interest expense:
Interest-bearing transaction and savings deposits	(2,643)	48,322	45,679	(558)	150,087	149,529
Time deposits	261	9,411	9,672	502	19,006	19,508
Federal funds purchased	—	1	1	(3)	4	1
Securities sold under agreement to repurchase	114	796	910	98	2,506	2,604
FHLB borrowed funds	2,729	3,515	6,244	6,210	9,049	15,259
Subordinated debentures	(21)	(11)	(32)	(2,880)	(1,224)	(4,104)
Total interest expense	440	62,034	62,474	3,369	179,428	182,797
Increase (decrease) in net interest income	$(12,885)	$574	$(12,311)	$53,246	$25,688	$78,934
Provision for Credit Losses
Credit Loss Expense: During the nine months ended September 30, 2023, the Company recorded a $6.3 million provision for credit losses on loans, a $1.7 million provision for credit losses on investment securities and a reversal of $1.5 million provision for unfunded commitments.
Net charge-offs to average total loans was 0.08% for the three months ended September 30, 2023 compared to 0.15% for the three months ended September 30, 2022, and net charge-offs to average total loans was 0.10% for both the nine months ended September 30, 2023 and 2022.
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
Acquired loans. In accordance with ASC 326, the Company records both a discount and an allowance for credit losses on acquired loans. This is commonly referred to as "double accounting" or "double count".

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
•Multifamily
•Owner occupied commercial real estate
•Non-owner occupied commercial real estate
•Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•Consumer auto
•Other consumer
•Other consumer - SPF
The allowance for credit losses for each segment is measured through the use of the discounted cash flow method. Loans evaluated individually that are considered to be collateral dependent are not included in the collective evaluation. For those loans that are classified as collateral dependent, an allowance is established when the discounted cash flows, collateral value or observable market price of the collateral dependent loan is lower than the carrying value of that loan. For individually analyzed loans which are not considered to be collateral dependent, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation.
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
During the nine months ended September 30, 2023, one of the Company’s AFS subordinated debt investment securities was downgraded below investment grade. As result, the Company wrote down the value of the investment to its unrealized loss position, which required a $1.7 million provision. In addition, the Company reallocated the existing $842,000 allowance for credit losses on AFS investments to certain securities in the subordinated debt portfolio due to credit concerns across the banking sector. These investments are classified within the other securities category of the AFS portfolio. The $2.0 million allowance for credit losses for the held-to-maturity portfolio was considered adequate. No additional provision for credit losses was considered necessary for the HTM portfolio.
Non-Interest Income
Total non-interest income was $43.4 million and $127.1 million for the three and nine months ended September 30, 2023, compared to $43.2 million and $118.5 million for the same periods in 2022. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending income, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.

Table 6 measures the various components of our non-interest income for the three and nine months ended September 30, 2023 and 2022, respectively, as well as changes for the three and nine months ended September 30, 2023 and 2022.
Table 6: Non-Interest Income

	Three Months Ended September 30,		2023 Change from 2022		Nine Months Ended September 30,		2023 Change from 2022
	2023	2022			2023	2022
	(Dollars in thousands)
Service charges on deposit accounts	$10,062	$10,756	$(694)	(6.5)%	$29,135	$26,980	$2,155	8.0%
Other service charges and fees	10,128	13,951	(3,823)	(27.4)	33,766	34,225	(459)	(1.3)
Trust fees	4,660	3,980	680	17.1	13,576	8,874	4,702	53.0
Mortgage lending income	3,132	4,179	(1,047)	(25.1)	8,353	14,091	(5,738)	(40.7)
Insurance commissions	562	601	(39)	(6.5)	1,606	1,739	(133)	(7.6)
Increase in cash value of life insurance	1,170	1,089	81	7.4	3,485	2,721	764	28.1
Dividends from FHLB, FRB, FNBB & other	2,916	1,741	1,175	67.5	8,632	6,384	2,248	35.2
Gain on sale of SBA loans	97	58	39	67.2	236	153	83	54.2
(Loss) gain on sale of branches, equipment and other assets, net	—	(13)	13	100.0	924	5	919	18,380.0
Gain on OREO, net	—	—	—	—	319	487	(168)	(34.5)
Fair value adjustment for marketable securities	4,507	(2,628)	7,135	271.5	(6,118)	(2,304)	(3,814)	(165.5)
Other income	6,179	9,487	(3,308)	(34.9)	33,172	25,096	8,076	32.2
Total non-interest income	$43,413	$43,201	$212	0.5%	$127,086	$118,451	$8,635	7.3%
Non-interest income increased $212,000, or 0.5%, to $43.4 million for the three months ended September 30, 2023 from $43.2 million for the same period in 2022. The primary factors that resulted in this increase were the increase in fair value adjustment for marketable securities, partially offset by decreases in other service charges and fees and other income. Other factors were changes related to increase in trust fees and dividends from FHLB, FRB, FNBB & other, partially offset by decreases in service charges on deposit accounts and mortgage lending income.
Additional details for the three months ended September 30, 2023 on some of the more significant changes are as follows:
•The $694,000 decrease in service charges on deposit accounts is primarily related to a decrease in overdraft fees, service charge fees and account analysis fees.
•The $3.8 million decrease in other service charges and fees is primarily related to decreases in Centennial CFG property finance loan fees.
•The $680,000 increase in trust fees is primarily due to increases in retirement fees, partially offset by a decrease in personal trust fees.
•The $1.0 million decrease in mortgage lending income is primarily related to a decrease in volume of secondary market loans from the higher volume of loans during 2022. The decrease in volume is due to the increase in interest rates.
•The $1.2 million increase for dividends from FHLB, FRB, FNBB & other is primarily due to an increase in dividends on FHLB and FRB stock holdings as well as an increase in volume of marketable security dividends.
•The $7.1 million increase in the fair value adjustment for marketable securities is due to the changes in the fair value of marketable securities held by the Company.
•The $3.3 million decrease in other income is primarily due to $2.4 million reduction of income for equity method investments and a $1.6 million decrease in loan recoveries on historic losses, partially offset by $338,000 in BOLI death benefit income and an increase in miscellaneous income.

Non-interest income increased $8.6 million, or 7.3%, to $127.1 million for the nine months ended September 30, 2023 from $118.5 million for the same period in 2022. The primary factors that resulted in this increase were the increases in service charges on deposit accounts, trust fees, dividends from FHLB, FRB, FNBB & other and other income. Other factors were changes related to increase in cash value of life insurance and gain on sale of branches, equipment and other assets, partially offset by decreases in mortgage lending income and the fair value adjustment for marketable securities.
Additional details for the nine months ended September 30, 2023 on some of the more significant changes are as follows:
•The $2.2 million increase in service charges on deposit accounts is primarily related to an increase in overdraft fees and service charge fees related to the acquisition of Happy.
•The $4.7 million increase in trust fees is primarily related to an increase in trust fees resulting from the acquisition of Happy during 2022.
•The $5.7 million decrease in mortgage lending income is primarily related to a decrease in volume of secondary market loans from the higher volume of loans during 2022. The decrease in volume is due to the increase in interest rates.
•The $764,000 increase in cash value of life insurance is primarily related to the increase in bank owned life insurance resulting from the acquisition of Happy.
•The $2.2 million increase for dividends from FHLB, FRB, FNBB & other is primarily due to an increase in dividend income from FHLB and FRB stock holdings related to the acquisition of Happy and an increase in dividends on marketable securities, partially offset by and a lower volume of dividends from equity investments.
•The $919,000 increase in gain on sale of branches, equipment and other assets, net, is primarily due to the sale of a building in Texas during 2023.
•The $3.8 million decrease in the fair value adjustment for marketable securities is due to the changes in the fair value of marketable securities held by the Company.
•The $8.1 million increase in other income is primarily due to $9.1 million of income for equity method investments, $3.1 million in BOLI death benefit income and a $1.3 million increase in rental income related to the acquisition of Happy, partially offset by a $5.5 million decrease in recoveries on historic losses.
Non-Interest Expense
Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 7 below sets forth a summary of non-interest expense for the three and nine months ended September 30, 2023 and 2022.
Table 7: Non-Interest Expense

	Three Months Ended September 30,		2023 Change from 2022		Nine Months Ended September 30,		2023 Change from 2022
	2023	2022			2023	2022
	(Dollars in thousands)
Salaries and employee benefits	$64,512	$65,290	$(778)	(1.2)%	$193,536	$174,636	$18,900	10.8%
Occupancy and equipment	15,463	15,133	330	2.2	45,338	38,533	6,805	17.7
Data processing expense	9,103	8,747	356	4.1	27,222	25,880	1,342	5.2
Merger and acquisition expenses	—	—	—	—	—	49,594	(49,594)	(100.0)
Other operating expenses:
Advertising	2,295	2,024	271	13.4	6,624	5,407	1,217	22.5
Amortization of intangibles	2,477	2,477	—	—	7,432	6,376	1,056	16.6
Electronic banking expense	3,709	3,828	(119)	(3.1)	10,714	9,718	996	10.2
Directors' fees	417	354	63	17.8	1,415	1,133	282	24.9
Due from bank service charges	282	316	(34)	(10.8)	841	982	(141)	(14.4)
FDIC and state assessment	2,794	2,146	648	30.2	9,514	6,204	3,310	53.4
Insurance	878	959	(81)	(8.4)	2,694	2,702	(8)	(0.3)
Legal and accounting	1,514	1,581	(67)	(4.2)	4,038	3,439	599	17.4
Other professional fees	2,117	2,466	(349)	(14.2)	7,175	6,329	846	13.4
Operating supplies	860	681	179	26.3	2,361	2,430	(69)	(2.8)
Postage	491	614	(123)	(20.0)	1,578	1,476	102	6.9
Telephone	544	593	(49)	(8.3)	1,645	1,314	331	25.2
Other expense	7,306	7,137	169	2.4	23,561	20,571	2,990	14.5
Total non-interest expense	$114,762	$114,346	$416	0.4%	$345,688	$356,724	$(11,036)	(3.1)%
Non-interest expense increased $416,000, or 0.4%, to $114.8 million for the three months ended September 30, 2023 from $114.3 million for the same period in 2022. The primary factor that resulted in this increase was the increase in FDIC and state assessment. Other factors were changes related to occupancy and equipment, data processing expense and advertising, partially offset by decreases in salaries and employee benefits and other professional fees.
Additional details for the three months ended September 30, 2023 on some of the more significant changes are as follows:
•The $778,000 decrease in salaries and employee benefits expense is primarily due to attrition as a result of the Happy acquisition, partially offset by increased salary expense and deferred loan costs.
•The $330,000 increase in occupancy and equipment expenses is primarily due to the normal increased cost of doing business.
•The $356,000 increase in data processing expense is primarily due to the normal increased cost of doing business.
•The $271,000 increase in advertising expense is primarily due to increased volume of advertising.
•The $648,000 increase in FDIC and state assessment expense is primarily due to a two basis-point increase in assessment rate in the first quarter of 2023 implemented on large financial institutions to increase the FDIC reserves.
•The $349,000 decrease in other professional fees is primarily due to decreased recruitment and placement fees.

Non-interest expense decreased $11.0 million, or 3.1%, to $345.7 million for the nine months ended September 30, 2023 from $356.7 million for the same period in 2022. The primary factor that resulted in this decrease was the decrease in merger and acquisition expense. Factors that partially offset this decrease were increases in salaries and employee benefits, occupancy and equipment, data processing expense, advertising expenses, amortization of intangibles, electronic banking expenses, FDIC and state assessment expense, other professional fees and other expenses.
Additional details for the nine months ended September 30, 2023 on some of the more significant changes are as follows:
•The $18.9 million increase in salaries and employee benefits expense is primarily due to the acquisition of Happy.
•The $6.8 million increase in occupancy and equipment expenses is primarily due to increases in depreciation on buildings, machinery and equipment; utility expenses; lease expense; equipment maintenance and repairs; janitorial expenses; property taxes and other occupancy expenses related to the acquisition of Happy.
•The $1.3 million increase in data processing expense is primarily due to increases in telecommunication fees, depreciation of equipment and software, software licensing subscriptions, core processing expenses and computer expenses related to the acquisition of Happy.
•The $49.6 million decrease in merger and acquisition expense is due to the costs associated with the acquisition of Happy being incurred during the first and second quarters of 2022.
•The $1.2 million increase in advertising expense is related to the acquisition of Happy.
•The $1.1 million increase in amortization of intangibles is due to the acquisition of Happy.
•The $996,000 increase in electronic banking expense is primarily due to increased debit card processing fees and interchange network expenses resulting from the acquisition of Happy.
•The $3.3 million increase in FDIC and state assessment expense is primarily due to a two basis-point increase in assessment rate in the first quarter of 2023 implemented on large financial institutions to increase the FDIC reserves and the acquisition of Happy.
•The $846,000 increase in other professional fees is primarily related to the acquisition of Happy, partially offset by a decrease in recruitment and placement fees.
•The $3.0 million increase in other expenses is primarily related to the acquisition of Happy, partially offset by the reduction of $2.1 million in TRUPS redemption fees which were incurred in 2022.
Income Taxes
Income tax expense decreased $2.4 million, or 7.3%, to $30.8 million for the three-month period ended September 30, 2023, from $33.3 million for the same period in 2022. Income tax expense increased $35.8 million, or 63.3%, to $92.4 million for the nine-month period ended September 30, 2023, from $56.6 million for the same period in 2022. The effective income tax rate was 23.85% and 23.15% for the three and nine months ended September 30, 2023, compared to 23.43% and 22.98% for the same periods in 2022. The marginal tax rate was 24.6735% and 26.135% for 2023 and 2022, respectively.
Financial Condition as of and for the Period Ended September 30, 2023 and December 31, 2022
Our total assets as of September 30, 2023 decreased $933.0 million to $21.95 billion from $22.88 billion reported as of December 31, 2022. The decrease in total assets is primarily due to a $573.6 million decrease in investment securities resulting from paydowns and maturities during the first nine months of 2023. Cash and cash equivalents decreased $236.7 million for the nine months ended September 30, 2023. Our loan portfolio balance decreased to $14.27 billion as of September 30, 2023 from $14.41 billion at December 31, 2022. The decrease in loans was primarily due to $263.7 million of organic loan decline from our Centennial CFG franchise, partially offset by $126.1 million organic loan growth in our remaining footprint. Total deposits decreased $1.42 billion to $16.52 billion as of September 30, 2023 from $17.94 billion as of December 31, 2022. The decrease in deposits was primarily due to the runoff of deposits during the first nine months of 2023 as a result of the current rising interest rate environment. Stockholders’ equity increased $128.5 million to $3.65 billion as of September 30, 2023, compared to $3.53 billion as of December 31, 2022. The $128.5 million increase in stockholders’ equity is primarily associated with the $306.7 million in net income for the nine months ended September 30, 2023, partially offset by the $109.6 million of shareholder dividends paid, the $45.1 million in other comprehensive loss and stock repurchases of $31.0 million in 2023.

Loan Portfolio
Loans Receivable
Our loan portfolio averaged $14.19 billion and $13.82 billion during the three months ended September 30, 2023 and 2022, respectively. Our loan portfolio averaged $14.31 billion and $12.55 billion during the nine months ended September 30, 2023 and 2022, respectively. Loans receivable were $14.27 billion and $14.41 billion as of September 30, 2023 and December 31, 2022, respectively.
From December 31, 2022 to September 30, 2023, the Company experienced a decline of approximately $137.6 million in loans. The decrease in loans was primarily due to $263.7 million of organic loan decline from our Centennial CFG franchise which was partially offset by $126.1 million organic loan growth in our remaining footprint.
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, Texas, Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Texas, Alabama and New York. Loans receivable were approximately $3.23 billion, $3.88 billion, $3.78 billion, $129.2 million, $1.24 billion and $2.01 billion as of September 30, 2023 in Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG, respectively.
As of September 30, 2023, we had approximately $784.6 million of construction/land development loans which were collateralized by land. This consisted of approximately $82.1 million for raw land and approximately $702.5 million for land with commercial and/or residential lots.
Table 8 presents our loans receivable balances by category as of September 30, 2023 and December 31, 2022.
Table 8: Loans Receivable

	September 30, 2023	December 31, 2022
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$5,614,259	$5,632,063
Construction/land development	2,154,030	2,135,266
Agricultural	336,160	346,811
Residential real estate loans:
Residential 1-4 family	1,808,248	1,748,551
Multifamily residential	444,239	578,052
Total real estate	10,356,936	10,440,743
Consumer	1,153,461	1,149,896
Commercial and industrial	2,195,678	2,349,263
Agricultural	332,608	285,235
Other	233,150	184,343
Total loans receivable	$14,271,833	$14,409,480
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

As of September 30, 2023, commercial real estate loans totaled $8.10 billion, or 56.8%, of loans receivable, as compared to $8.11 billion, or 56.3%, of loans receivable, as of December 31, 2022. Commercial real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $2.03 billion, $2.44 billion, $2.23 billion, $50.3 million, zero and $1.36 billion at September 30, 2023, respectively.
Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 49.3% and 43.2% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of September 30, 2023, with the remaining 7.5% relating to condos and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of September 30, 2023, residential real estate loans totaled $2.25 billion, or 15.8%, of loans receivable, compared to $2.33 billion, or 16.1%, of loans receivable, as of December 31, 2022. Residential real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $512.8 million, $973.3 million, $614.2 million, $42.8 million, zero and $109.4 million at September 30, 2023, respectively.
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
As of September 30, 2023, consumer loans totaled $1.15 billion, or 8.1%, of loans receivable, compared to $1.15 billion, or 8.0%, of loans receivable, as of December 31, 2022. Consumer loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $41.0 million, $8.0 million, $18.5 million, $519,000, $1.09 billion and zero at September 30, 2023, respectively.
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
As of September 30, 2023, commercial and industrial loans totaled $2.20 billion, or 15.4%, of loans receivable, compared to $2.35 billion, or 16.3%, of loans receivable, as of December 31, 2022. Commercial and industrial loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $463.2 million, $411.3 million, $659.9 million, $31.0 million, $155.1 million and $475.3 million at September 30, 2023, respectively.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated (“PCD”) loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $132.6 million and $142.5 million in PCD loans, as of September 30, 2023 and December 31, 2022, respectively.

Table 9 sets forth information with respect to our non-performing assets as of September 30, 2023 and December 31, 2022. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 9: Non-performing Assets

	As of September 30, 2023	As of December 31, 2022
	(Dollars in thousands)
Non-accrual loans	$84,184	$51,011
Loans past due 90 days or more (principal or interest payments)	6,674	9,845
Total non-performing loans	90,858	60,856
Other non-performing assets
Foreclosed assets held for sale, net	691	546
Other non-performing assets	64	74
Total other non-performing assets	755	620
Total non-performing assets	$91,613	$61,476
Allowance for credit losses to non-accrual loans	339.21%	567.86%
Allowance for credit losses to non-performing loans	314.29	475.99
Non-accrual loans to total loans	0.59	0.35
Non-performing loans to total loans	0.64	0.42
Non-performing assets to total assets	0.42	0.27
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
Total non-performing loans were $90.9 million and $60.9 million as of September 30, 2023 and December 31, 2022, respectively. Non-performing loans at September 30, 2023 were $12.6 million, $17.3 million, $27.2 million, $372,000, $3.0 million and $30.4 million in the Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets, respectively.
The $30.4 million balance of non-accrual loans for our Centennial CFG market consists of three loans, one loan totaling $27.6 million which was placed on non-accrual status effective August 30, 2023, with all accrued interest reversed effective the non-accrual date and the remaining $2.8 million balance consists of two loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. These two loans are not current on either principal or interest, and we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve. Any interest payments that are received will be applied to the principal balance.
Debt restructuring generally occurs when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our restructured loans that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. As of September 30, 2023, we had $22.8 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual. Our Florida market contains $17.5 million, our Arkansas market contains $1.7 million, our Texas market contains $1.5 million and our New York region contains $2.1 million of these restructured loans.

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
The majority of the Bank’s restructured loans relate to real estate lending and generally involve reducing the interest rate, changing from a principal and interest payment to interest-only, lengthening the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At September 30, 2023, the amount of restructured loans was $24.9 million. As of September 30, 2023, 91.6% of all restructured loans were performing to the terms of the restructure.
Total foreclosed assets held for sale were $691,000 as of September 30, 2023, compared to $546,000 as of December 31, 2022 for a increase of $145,000. The foreclosed assets held for sale as of September 30, 2023 are comprised of $167,000 assets located in Arkansas, $260,000 located in Florida, $264,000 located in Texas and zero in Alabama, SPF and Centennial CFG.
Table 10 shows the summary of foreclosed assets held for sale as of September 30, 2023 and December 31, 2022.
Table 10: Foreclosed Assets Held For Sale

	As of September 30, 2023	As of December 31, 2022
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$118	$118
Construction/land development	47	47
Residential real estate loans
Residential 1-4 family	526	260
Multifamily residential	—	121
Total foreclosed assets held for sale	$691	$546
The Company had $123.1 million and $221.1 million in impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) for the periods ended September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets accounted for approximately $25.7 million, $34.9 million, $28.7 million, $372,000, $3.0 million and $30.4 million of the impaired loans, respectively.
The amortized cost balance for loans with a specific allocation decreased from $168.6 million to $11.4 million, and the specific allocation for impaired loans decreased by approximately $24.4 million for the period ended September 30, 2023 compared to the period ended December 31, 2022.

Past Due and Non-Accrual Loans
Table 11 shows the summary of non-accrual loans as of September 30, 2023 and December 31, 2022:
Table 11: Total Non-Accrual Loans

	As of September 30, 2023	As of December 31, 2022
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$47,864	$12,219
Construction/land development	3,659	1,977
Agricultural	426	278
Residential real estate loans
Residential 1-4 family	20,281	18,083
Total real estate	72,230	32,557
Consumer	3,572	2,842
Commercial and industrial	8,042	14,920
Agricultural & other	340	692
Total non-accrual loans	$84,184	$51,011
If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.9 million and $672,000, respectively, would have been recorded for the three-month periods ended September 30, 2023 and 2022. If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $5.5 million and $3.2 million, respectively, would have been recorded for the nine-month periods ended September 30, 2023 and 2022. The interest income recognized on non-accrual loans for the three and nine months ended September 30, 2023 and 2022 was considered immaterial.
Table 12 shows the summary of accruing past due loans 90 days or more as of September 30, 2023 and December 31, 2022:
Table 12: Loans Accruing Past Due 90 Days or More

	As of September 30, 2023	As of December 31, 2022
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,999	$1,844
Construction/land development	1,025	31
Residential real estate loans
Residential 1-4 family	326	1,374
Total real estate	4,350	3,249
Consumer	191	35
Commercial and industrial	2,033	6,300
Other	100	261
Total loans accruing past due 90 days or more	$6,674	$9,845
Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.64% and 0.42% at September 30, 2023 and December 31, 2022, respectively.

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
The allowance for credit losses is measured based on call report segment as these types of loans exhibit similar risk characteristics. The allowance for credit losses for each segment is measured through the use of the discounted cash flow method. Loans that do not share risk characteristics are evaluated on an individual basis. For these loans, where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral, net of estimated costs to sell, and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan, net of estimated costs to sell. For individually analyzed loans which are not considered to be collateral dependent, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation.
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
The Company had $123.1 million and $221.1 million in impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) for the periods ended September 30, 2023 and December 31, 2022, respectively.
Loans Collectively Evaluated for Credit Loss. Loans receivable collectively evaluated for credit loss increased by approximately $18.0 million from $14.19 billion at December 31, 2022 to $14.21 billion at September 30, 2023. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for credit loss to the total loans collectively evaluated for credit loss was 1.96% and 1.82% at September 30, 2023 and December 31, 2022, respectively.
Charge-offs and Recoveries. Total charge-offs decreased to $3.4 million for the three months ended September 30, 2023, compared to $6.3 million for the same period in 2022. Total charge-offs increased to $12.5 million for the nine months ended September 30, 2023, compared to $11.9 million for the same period in 2022. Total recoveries were $528,000 and $1.2 million for the three months ended September 30, 2023 and 2022, respectively. Total recoveries were $2.1 million and $2.4 million for the nine months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023, net charge-offs were $714,000 for Arkansas, $1.5 million for Florida, $674,000 for Texas, $14,000 for Alabama and $53,000 for SPF. These equal a net charge-off position of $2.9 million. For the nine months ended September 30, 2023, net charge-offs were $1.1 million for Arkansas, $1.2 million for Florida, $3.2 million for Texas, $25,000 for Alabama, $244,000 for SPF and $4.6 million for Centennial CFG. These equal a net charge-off position of $10.4 million.
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

Table 13 shows the allowance for credit losses, charge-offs and recoveries as of and for the three and nine months ended September 30, 2023 and 2022.
Table 13: Analysis of Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Balance, beginning of period	$285,683	$294,267	$289,669	$236,714
Allowance for credit losses on PCD loans - Happy acquisition	—	—	—	16,816
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	1,945	—	2,016	—
Construction/land development	150	11	175	11
Agricultural	5	—	7	—
Residential real estate loans:
Residential 1-4 family	103	48	192	337
Total real estate	2,203	59	2,390	348
Consumer	102	47	464	2,284
Commercial and industrial	183	4,536	7,015	5,952
Other	961	1,671	2,594	3,304
Total loans charged off	3,449	6,313	12,463	11,888
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	25	778	517	856
Construction/land development	33	8	103	325
Residential real estate loans:
Residential 1-4 family	22	45	153	94
Multifamily residential	—	—	8	—
Total real estate	80	831	781	1,275
Consumer	22	42	79	90
Commercial and industrial	119	189	375	519
Other	307	187	821	507
Total recoveries	528	1,249	2,056	2,391
Net loans charged off	2,921	5,064	10,407	9,497
Provision for credit loss	2,800	—	6,300	—
Provision for credit loss - acquired loans	—	—	—	45,170
Balance, September 30	$285,562	$289,203	$285,562	$289,203
Net charge-offs to average loans receivable	0.08%	0.15%	0.10%	0.10%
Allowance for credit losses to total loans	2.00	2.09	2.00	2.09
Allowance for credit losses to net charge-offs	2,464.13	1,439.47	2,052.32	2,277.65

Table 14 presents the allocation of allowance for credit losses as of September 30, 2023 and December 31, 2022.
Table 14: Allocation of Allowance for Credit Losses

	As of September 30, 2023		As of December 31, 2022
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$77,019	39.3%	$92,197	39.1%
Construction/land development	32,642	15.1	32,243	14.8
Agricultural residential real estate loans	1,534	2.4	1,651	2.4
Residential real estate loans:
Residential 1-4 family	50,135	12.7	45,312	12.1
Multifamily residential	4,749	3.1	5,651	4.0
Total real estate	166,079	72.6	177,054	72.4
Consumer	24,566	8.1	20,907	8.0
Commercial and industrial	91,064	15.4	88,131	16.3
Agricultural	1,405	2.3	1,223	2.0
Other	2,448	1.6	2,354	1.3
Total	$285,562	100.0%	$289,669	100.0%
(1)Percentage of loans in each category to total loans receivable.
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 5.4 years as of September 30, 2023.
Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. We had $1.28 billion and $1.29 billion of held-to-maturity securities at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, $1.11 billion, or 86.4%, was invested in obligations of state and political subdivisions, compared to $1.11 billion, or 86.2%, as of December 31, 2022. As of September 30, 2023, $43.2 million, or 3.4%, was invested in obligations of U.S. Government-sponsored enterprises, compared to $43.0 million, or 3.3%, as of December 31, 2022. We had $131.4 million, or 10.2%, invested in U.S. government-sponsored mortgage-backed securities as of September 30, 2023, compared to $135.0 million, or 10.5% as of December 31, 2022.
Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive (loss) income. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $3.47 billion and $4.04 billion as September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, $1.51 billion, or 43.4%, of our available-for-sale securities were invested in U.S. government-sponsored mortgage-backed securities, compared to $1.69 billion, or 41.7%, of our available-for-sale securities as of December 31, 2022. To reduce our income tax burden, $866.4 million, or 25.0%, of our available-for-sale securities portfolio as of September 30, 2023, were primarily invested in tax-exempt obligations of state and political subdivisions, compared to $906.3 million, or 22.4%, of our available-for-sale securities as of December 31, 2022. We had $357.7 million, or 10.3%, invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2023, compared to $661.8 million, or 16.4%, of our available-for-sale securities as of December 31, 2022. We had $389.6 million, or 11.2%, invested in non-government-sponsored asset backed securities as of September 30, 2023, compared to $414.4 million, or 10.3%, of our available-for-sale securities as of December 31, 2022. As of September 30, 2023, $171.7 million, or 4.9%, of our available-for-sale securities were invested in private mortgage-backed securities, compared to $179.1 million, or 4.4%, of our available-for-sale securities as of December 31, 2022. Also, we had approximately $179.3 million, or 5.2%, invested in other securities as of September 30, 2023, compared to $194.5 million, or 4.8% of our available-for-sale securities as of December 31, 2022.
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
During the nine months ended September 30, 2023, one of the Company’s AFS subordinated debt investment securities was downgraded below investment grade. As result, the Company wrote down the value of the investment to its unrealized loss position, which required a $1.7 million provision. In addition, the Company reallocated the existing $842,000 allowance for credit losses on AFS investments to certain securities in the subordinated debt portfolio due to credit concerns across the banking sector. These investments are classified within the other securities category of the AFS portfolio. The $2.0 million allowance for credit losses for the held-to-maturity portfolio was also considered adequate. No additional provision for credit losses was considered necessary for the HTM portfolio.
See Note 3 to the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.
Deposits
Our deposits averaged $16.68 billion and $17.17 billion for the three and nine months ended September 30, 2023. Our deposits averaged $19.09 billion and $17.82 billion for the three and nine months ended September 30, 2022. Total deposits were $16.52 billion as of September 30, 2023, and $17.94 billion as of December 31, 2022. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
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

Table 15 reflects the classification of the brokered deposits as of September 30, 2023 and December 31, 2022.
Table 15: Brokered Deposits

	September 30, 2023	December 31, 2022
	(In thousands)
Insured Cash Sweep and Other Transaction Accounts	$401,709	$476,630
Total Brokered Deposits	$401,709	$476,630
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the target rate seven times during 2022. First, on March 16, 2022, the target rate was increased to 0.25% to 0.50%. Second, on May 4, 2022, the target rate was increased to 0.75% to 1.00%. Third, on June 15, 2022, the target rate was increased to 1.50% to 1.75%. Fourth, on July 27, 2022, the target rate was increased to 2.25% to 2.50%. Fifth, on September 21, 2022, the target rate was increased to 3.00% to 3.25%. Sixth, on November 2, 2022, the target rate was increased to 3.75% to 4.00%. Seventh, on December 14, 2022, the target rate was increased to 4.25% to 4.50%. The Federal Reserve increased the target rate four times during the first nine months 2023. First, on February 1, 2023, the target rate was increased to 4.50% to 4.75%, second, on March 22, 2023, the target rate was increased to 4.75% to 5.00%, third, on May 3, 2023, the target rate was increased to 5.00% to 5.25% and fourth, the target rate was increased to 5.25% to 5.50% on July 26, 2023.
Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and nine months ended September 30, 2023 and 2022.
Table 16: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2023		2022
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$4,434,394	—%	$5,779,082	—%
Interest-bearing transaction accounts	9,700,273	2.68	10,759,379	0.81
Savings deposits	1,223,663	0.79	1,474,376	0.09
Time deposits:
$100,000 or more	854,338	3.46	654,550	0.37
Other time deposits	464,788	2.71	423,562	0.32
Total	$16,677,456	1.87%	$19,090,949	0.49%

	Nine Months Ended September 30,
	2023		2022
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$4,729,515	—%	$5,363,770	—%
Interest-bearing transaction accounts	9,961,524	2.39	10,058,021	0.47
Savings deposits	1,284,826	0.77	1,362,545	0.07
Time deposits:
$100,000 or more	752,952	2.78	635,555	0.43
Other time deposits	436,668	2.08	399,785	0.30
Total	$17,165,485	1.62%	$17,819,676	0.29%

Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $29.0 million, or 22.1%, from $131.1 million as of December 31, 2022 to $160.1 million as of September 30, 2023.
FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $750.0 million at September 30, 2023 and $650.0 million at December 31, 2022. At September 30, 2023, $150.0 million and $600.0 million of the outstanding balances were classified as short-term and long-term advances. At December 31, 2022, $50.0 million and $600.0 million of the outstanding FHLB balances were classified as short-term and long-term advances, respectively. The FHLB advances mature from 2023 to 2037 with fixed interest rates ranging from 3.37% to 5.38%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
Additionally, the Company had $1.53 billion and $1.14 billion at September 30, 2023 and December 31, 2022, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at September 30, 2023 and December 31, 2022, respectively.
Other borrowed funds were $251.6 million as of September 30, 2023 and were classified as short-term advances. The Company had no other borrowed funds as of December 31, 2022.
The Company had access to approximately $1.14 billion in liquidity with the Federal Reserve Bank as of September 30, 2023. This consisted of $80.9 million available from the Discount Window and $1.06 billion available through the Bank Term Funding Program ("BTFP"). As of September 30, 2023, the primary and secondary credit rates available through the Discount Window were 5.50% and 6.00%, respectively, and the BTFP rate was 5.54%. As of September 30, 2023, the Company had drawn $250.0 million from the BTFP in the ordinary course of business. This advance is included within other borrowed funds.
Subordinated Debentures
Subordinated debentures were $440.0 million and $440.4 million as of September 30, 2023 and December 31, 2022, respectively.
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
Stockholders’ Equity
Stockholders’ equity increased $128.5 million to $3.65 billion as of September 30, 2023, compared to $3.53 billion as of December 31, 2022. The $128.5 million increase in stockholders’ equity is primarily associated with the $306.7 million in net income for the nine months ended September 30, 2023, partially offset by the $109.6 million of shareholder dividends paid, the $45.1 million in other comprehensive loss and stock repurchases of $31.0 million in 2023. As of September 30, 2023 and December 31, 2022, our equity to asset ratio was 16.65% and 15.41%, respectively. Book value per share was $18.06 as of September 30, 2023, compared to $17.33 as of December 31, 2022, a 5.6% annualized increase.
Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.18 and $0.165 per share for the three months ended September 30, 2023 and 2022, respectively, and $0.54 and $0.495 per share for the nine months ended September 30, 2023 and 2022, respectively. The common stock dividend payout ratio for the three months ended September 30, 2023 and 2022 was 37.0% and 31.1%, respectively. The common stock dividend payout ratio for the nine months ended September 30, 2023 and 2022 was 35.7% and 50.0%, respectively. On October 20, 2023, the Board of Directors declared a regular $0.18 per share quarterly cash dividend payable December 6, 2023, to shareholders of record November 15, 2023.
Stock Repurchase Program. During the first nine months of 2023, the Company repurchased a total of 1,410,849 shares with a weighted-average stock price of $21.95 per share. Shares repurchased under the program as of September 30, 2023 since its inception total 22,170,715 shares. The remaining balance available for repurchase is 17,581,285 shares at September 30, 2023.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2023 and December 31, 2022, we met all regulatory capital adequacy requirements to which we were subject.
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

Table 17 presents our risk-based capital ratios on a consolidated basis as of September 30, 2023 and December 31, 2022.
Table 17: Risk-Based Capital

	As of September 30, 2023	As of December 31, 2022
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$3,654,874	$3,526,362
ASC 326 transitional period adjustment	16,246	24,369
Goodwill and core deposit intangibles, net	(1,448,838)	(1,456,270)
Unrealized loss on available-for-sale securities	350,530	305,458
Total common equity Tier 1 capital	2,572,812	2,399,919
Total Tier 1 capital	2,572,812	2,399,919
Tier 2 capital
Allowance for credit losses	285,562	289,669
ASC 326 transitional period adjustment	(16,246)	(24,369)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(38,516)	(32,184)
Qualifying allowance for credit losses	230,800	233,116
Qualifying subordinated notes	439,982	440,420
Total Tier 2 capital	670,782	673,536
Total risk-based capital	$3,243,594	$3,073,455
Average total assets for leverage ratio	$20,773,349	$22,091,588
Risk weighted assets	$18,388,636	$18,583,293
Ratios at end of period
Common equity Tier 1 capital	13.99%	12.91%
Leverage ratio	12.39	10.86
Tier 1 risk-based capital	13.99	12.91
Total risk-based capital	17.64	16.54
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00
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
In Table 18 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 18: Earnings, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$98,453	$108,705	$306,686	$189,575
Pre-tax adjustments:
Merger and acquisition expenses	—	—	—	49,594
Initial provision for credit losses - acquisition	—	—	—	58,585
Fair value adjustment for marketable securities	(4,507)	2,628	6,118	2,304
Special dividend from equity investment	—	—	—	(1,434)
TRUPS redemption fees	—	—	—	2,081
Recoveries on historic losses	—	(1,065)	(3,461)	(6,706)
BOLI death benefits	(338)	—	(3,117)	—
Total pre-tax adjustments	(4,845)	1,563	(460)	104,424
Tax-effect of adjustments(1)	(1,112)	393	(30)	25,569
Total adjustments after-tax (B)	(3,733)	1,170	(430)	78,855
Earnings, as adjusted (C)	$94,720	$109,875	$306,256	$268,430
Average diluted shares outstanding (D)	202,650	205,135	203,068	191,941
GAAP diluted earnings per share: A/D	$0.49	$0.53	$1.51	$0.99
Adjustments after-tax: B/D	(0.02)	0.01	—	0.41
Diluted earnings per common share excluding adjustments: C/D	$0.47	$0.54	$1.51	$1.40
(1) Blended statutory rate of 24.674% for 2023 and 26.135% for 2022.

We had $1.45 billion, $1.46 billion, and $1.46 billion in total goodwill and core deposit intangibles as of September 30, 2023, December 31, 2022 and September 30, 2022, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity, return on average tangible equity excluding intangible amortization, and tangible equity to tangible assets are useful in evaluating our company. Management also believes return on average assets, as adjusted, return on average equity, as adjusted, and return on average tangible equity, as adjusted, are meaningful non-GAAP financial measures, as they exclude items such as certain non-interest income and expenses that management believes are not indicative of our primary business operating results. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 19 through 22, respectively.
Table 19: Tangible Book Value Per Share

	As of September 30, 2023	As of December 31, 2022
	(In thousands, except per share data)
Book value per share: A/B	$18.06	$17.33
Tangible book value per share: (A-C-D)/B	10.90	10.17
(A) Total equity	$3,654,874	$3,526,362
(B) Shares outstanding	202,323	203,434
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	51,023	58,455
Table 20: Return on Average Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Return on average assets: A/D	1.78%	1.81%	1.84%	1.13%
Return on average assets, as adjusted: (A+C)/D	1.72	1.83	1.84	1.61
Return on average assets excluding intangible amortization: B/(D-E)	1.95	1.97	2.01	1.23
(A) Net income	$98,453	$108,705	$306,686	$189,575
Intangible amortization after-tax	1,866	1,854	5,598	4,757
(B) Earnings excluding intangible amortization	$100,319	$110,559	$312,284	$194,332
(C) Adjustments after-tax	$(3,733)	$1,170	$(430)	$78,855
(D) Average assets	21,902,434	23,778,769	22,272,325	22,339,797
(E) Average goodwill, core deposits and other intangible assets	1,450,478	1,459,034	1,452,933	1,294,971

Table 21: Return on Average Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Return on average equity: A/D	10.65%	12.25%	11.32%	7.71%
Return on average common equity, as adjusted: (A+C)/D	10.25	12.39	11.30	10.91
Return on average tangible common equity: A/(D-E)	17.62	20.93	18.90	12.71
Return on average tangible equity excluding intangible amortization: B/(D-E)	17.95	21.29	19.24	13.03
Return on average tangible common equity, as adjusted: (A+C)/(D-E)	16.95	21.16	18.87	18.00
(A) Net income	$98,453	$108,705	$306,686	$189,575
(B) Earnings excluding intangible amortization	100,319	110,559	312,284	194,332
(C) Adjustments after-tax	(3,733)	1,170	(430)	78,855
(D) Average equity	3,667,339	3,519,296	3,622,733	3,289,170
(E) Average goodwill, core deposits and other intangible assets	1,450,478	1,459,034	1,452,933	1,294,971
Table 22: Tangible Equity to Tangible Assets

	As of September 30, 2023	As of December 31, 2022
	(Dollars in thousands)
Equity to assets: B/A	16.65%	15.41%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	10.76	9.66
(A) Total assets	$21,950,638	$22,883,588
(B) Total equity	3,654,874	3,526,362
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	51,023	58,455

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
Table 23: Efficiency Ratio, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net interest income (A)	$201,937	$213,104	$624,175	$543,010
Non-interest income (B)	43,413	43,201	127,086	118,451
Non-interest expense (C)	114,762	114,346	345,688	356,724
FTE Adjustment (D)	1,293	2,437	4,415	6,646
Amortization of intangibles (E)	2,477	2,477	7,432	6,376
Adjustments:
Non-interest income:
Fair value adjustment for marketable securities	$4,507	$(2,628)	$(6,118)	$(2,304)
Special dividend from equity investment	—	—	—	1,434
Gain on OREO, net	—	—	319	487
Gain (loss) on branches, equipment and other assets, net	—	(13)	924	5
BOLI death benefits	338	—	3,117	—
Recoveries on historic losses	—	1,065	3,461	6,706
Total non-interest income adjustments (F)	$4,845	$(1,576)	$1,703	$6,328
Non-interest expense:
Merger and acquisition expenses	—	—	—	49,594
TRUPS redemption fees	—	—	—	2,081
Total non-interest expense adjustments (G)	$—	$—	$—	$51,675
Efficiency ratio (reported): ((C-E)/(A+B+D))	45.53%	43.24%	44.76%	52.44%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	46.44	42.97	44.86	45.13
Recently Issued Accounting Pronouncements
See Note 21 to the Condensed Notes to Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Liquidity and Market Risk Management
At September 30, 2023, we held $1.78 billion in assets that could be used for liquidity purposes, which we refer to as net available internal liquidity. This balance consisted of $1.38 billion in unpledged investment securities which could be used for additional secured borrowing capacity, $228.1 million in cash on deposit with the Federal Reserve Bank ("FRB") and $172.7 million in other liquid cash accounts.
Consistent with our practice of maintaining access to significant external liquidity, we had $4.33 billion in net available sources of borrowed funds, which we refer to as net available external liquidity, as of September 30, 2023. This included $5.09 billion in total borrowing capacity with the Federal Home Loan Bank ("FHLB"), of which $2.00 billion has been drawn upon in the ordinary course of business, resulting in $3.09 billion in net available liquidity with the FHLB as of September 30, 2023. The $2.00 billion consisted of $750.0 million in outstanding FHLB advances and $1.25 billion used for pledging purposes. We also had access to approximately $1.39 billion in liquidity with the FRB as of September 30, 2023, of which $250.0 million has been drawn upon in the ordinary course of business, resulting in $1.14 billion in net available liquidity with the FRB as of September 30, 2023. The $1.14 billion consisted of $80.9 million available borrowing capacity from the Discount Window and $1.06 billion available through the Bank Term Funding Program ("BTFP"). As of September 30, 2023, the Company also had access to $55.0 million from First National Bankers’ Bank ("FNBB"), and $45.0 million from other various external sources.
Overall, we had $6.12 billion net available liquidity as of September 30, 2023, which consisted of $1.78 billion of net available internal liquidity and $4.33 billion in net available external liquidity. Details on our available liquidity as of September 30, 2023 is available below.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unpledged investment securities (market value)	$1,382,775	$—	$1,382,775
Cash at FRB	228,114	—	228,114
Other liquid cash accounts	172,708	—	172,708
Total Internal Liquidity	1,783,597	—	1,783,597
External Sources
FHLB	5,089,340	1,995,990	3,093,350
FRB Discount Window	80,919	—	80,919
BTFP (par value)	1,309,205	250,000	1,059,205
FNBB	55,000	—	55,000
Other	45,000	—	45,000
Total External Liquidity	6,579,464	2,245,990	4,333,474
Total Available Liquidity	$8,363,061	$2,245,990	$6,117,071

We have continued to limit our exposure to uninsured deposits and have been actively monitoring this exposure in light of the current banking environment. As of September 30, 2023, we held approximately $7.95 billion in uninsured deposits of which $568.5 million were intercompany subsidiary deposit balances and $2.65 billion were collateralized deposits, for a net position of $4.73 billion. This represents approximately 28.7% of total deposits. In addition, net available liquidity exceeded uninsured and uncollateralized deposits by $1.38 billion.

(in thousands)	As of September 30, 2023
Uninsured Deposits	$7,952,922
Intercompany Subsidiary and Affiliate Balances	568,511
Collateralized Deposits	2,650,369
Net Uninsured Position	$4,734,042

Total Available Liquidity	$6,117,071
Net Uninsured Position	4,734,042
Net Available Liquidity in Excess of Uninsured Deposits	$1,383,029

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At September 30, 2023, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 24 presents our sensitivity to net interest income as of September 30, 2023.
Table 24: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	7.50%
Up 100 basis points	3.80
Down 100 basis points	(4.70)
Down 200 basis points	(9.60)
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2023, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31, 2023	—	$—	—	17,841,285
August 1 through August 31, 2023	100,000	22.93	100,000	17,741,285
September 1 through September 30, 2023	160,000	20.98	160,000	17,581,285
Total	260,000		260,000
(1)The above described stock repurchase program has no expiration date.
Item 3: Defaults Upon Senior Securities
Not applicable.
Item 4: Mine Safety Disclosures
Not applicable.
Item 5: Other Information
During the three months ended September 30, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
HOME BANCSHARES, INC.
(Registrant)

Date:	November 6, 2023	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	November 6, 2023	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	November 6, 2023	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer