Form 10-K
period 2023-12-31
HOME BANCSHARES INC
filed 2024-02-26
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2023 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2023, was $4.29 billion based upon the last trade price as reported on the New York Stock Exchange of $22.80.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.
Common Stock Issued and Outstanding: 201,136,052 shares as of February 22, 2024.
Documents incorporated by reference: Portions of the registrant’s Proxy Statement relating to its 2024 Annual Meeting to be held on April 18, 2024, are incorporated by reference into Part III of this Form 10-K.

HOME BANCSHARES, INC.
FORM 10-K
December 31, 2023

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
•an increase in the incidence or severity of, or any adverse effects resulting from, acts of fraud, illegal payments, cybersecurity breaches or other illegal acts impacting our bank subsidiary, our vendors or our customers;
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

PART I
Item 1. BUSINESS
Company Overview
Home BancShares, Inc. (“Home BancShares”) which may also be referred to in this document as “we,” “us,” “HBI” or the “Company”) is a Conway, Arkansas headquartered bank holding company registered under the federal Bank Holding Company Act of 1956. The Company’s common stock is traded through the New York Stock Exchange under the symbol “HOMB.” We are primarily engaged in providing a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals and municipalities through our wholly owned community bank subsidiary – Centennial Bank. Centennial Bank has branch locations in Arkansas, Florida, Texas, South Alabama and New York City. Although the Company has a diversified loan portfolio, at December 31, 2023 and 2022, commercial real estate loans represented 56.7% and 56.3% of gross loans and 215.5% and 230.1% of total stockholders’ equity, respectively. The Company’s total assets, total deposits, total revenue and net income for each of the past three years are as follows:

	December 31,
	2023	2022	2021
	(In thousands)
Total assets	$22,656,658	$22,883,588	$18,052,138
Total deposits	16,787,711	17,938,783	14,260,570
Total revenue (net interest income plus non-interest income)	996,879	933,787	710,540
Net income	392,929	305,262	319,021
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
LH-Finance – On February 29, 2020, the Company completed the acquisition of LH-Finance, the marine lending division of People’s United Bank, N.A., for a cash purchase price of approximately $421.2 million. Like SPF, LH-Finance provides direct consumer financing for United States Coast Guard ("USCG") registered high-end sail and power boats, as well as inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.
Including the purchase accounting adjustments, as of the acquisition date, LH-Finance had approximately $409.1 million in total assets, including $407.4 million in total loans, which resulted in goodwill of $14.6 million being recorded.
The acquired portfolio of loans is housed in our SPF division. The SPF division is responsible for servicing the acquired loan portfolio and originating new loan production. In connection with this acquisition, we opened a new loan production office in Baltimore, Maryland.

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
For an additional discussion regarding the acquisition of LendingClub's Marine Portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K for the year ended December 31, 2023. For additional discussions regarding the acquisition of Happy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2023.
Our Management Team
The following table sets forth, as of December 31, 2023, information concerning the individuals who are our executive officers.

Name	Age	Positions Held with Home BancShares, Inc.	Positions Held with Centennial Bank

John W. Allison	77	Chairman of the Board, Chief Executive Officer and President	Director
Brian S. Davis	58	Chief Financial Officer, Treasurer and Director	Chief Financial Officer, Treasurer and Director
Jennifer C. Floyd	49	Chief Accounting Officer	Chief Accounting Officer
Kevin D. Hester	60	Chief Lending Officer	Chief Lending Officer and Director
J. Stephen Tipton	42	Chief Operating Officer	Chief Operating Officer
Tracy M. French	62	Director and Executive Officer	Chairman of the Board, Chief Executive Officer and President
Donna J. Townsell	53	Senior Executive Vice President, Director of Investor Relations and Director	Senior Executive Vice President and Director
Russell D. Carter, III	48	Executive Officer	Regional President
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

•Organic growth – We believe our current branch network provides us with the capacity to grow within our existing market areas. We also believe we are well positioned to attract new business and additional experienced personnel as a result of ongoing changes in our competitive markets. We believe the markets we entered into as a result of historical acquisitions provide us opportunities for organic growth as we now have a presence in several large markets where our market share has not previously been significant. Through our Centennial CFG franchise, we operate a national lending platform that focuses on commercial real estate plus commercial and industrial loans. Additionally, through our SPF division, we operate a lending platform focusing on commercial and consumer marine loans. As opportunities arise, we will evaluate new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. We did not open any de novo branch locations in 2023. However, we will continue to evaluate de novo opportunities during 2024 and make decisions on a case-by-case basis in the best interest of the shareholders.
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
Our Market Areas
As of December 31, 2023, we conducted business principally through 76 branches in Arkansas, 78 branches in Florida, 63 branches in Texas, five branches in Alabama and one branch in New York City. Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have opportunities for deposit market share growth. As of December 31, 2023, we also operate loan production offices in Los Angeles, California; Miami, Florida and Dallas, Texas through our Centennial CFG division and in Chesapeake, Virginia and Baltimore, Maryland through our SPF division.
Lending Activities
We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses as well as to consumers for a variety of purposes.
Our loan portfolio as of December 31, 2023, was comprised as follows:

	Total Loans Receivable	Percentage of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,549,954	38.5%
Construction/land development	2,293,047	15.9
Agricultural	325,156	2.3
Residential real estate loans
Residential 1-4 family	1,844,260	12.8
Multifamily residential	435,736	3.0
Total real estate	10,448,153	72.5
Consumer	1,153,690	8.0
Commercial and industrial	2,324,991	16.1
Agricultural	307,327	2.1
Other	190,567	1.3
Total	$14,424,728	100.0%
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
Real Estate – Residential. Our residential mortgage loan program primarily originates loans to individuals for the purchase of residential property. We generally do not retain long-term, fixed-rate residential real estate loans in our portfolio due to interest rate and collateral risks. Residential mortgage loans to individuals retained in our loan portfolio primarily consisted of approximately 50.1% owner occupied 1-4 family properties and approximately 40.9% non-owner occupied 1-4 family properties (rental) as of December 31, 2023 with the remaining 9.0% relating to condos and mobile homes. The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. Often, a secondary source of repayment will include the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.
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
Commercial and Industrial. Our commercial and industrial loan portfolio primarily consisted of 7.3% unsecured loans, 32.3% inventory/accounts receivable financing, 8.7% equipment/vehicle financing and 51.7% other, including letters of credit at less than 1%, as of December 31, 2023. This category includes loans to smaller business ventures, credit lines for working capital and short-term inventory financing, for example. These loans are typically secured by the assets of the business and are supplemented by personal guaranties of the principals and often mortgages on the principals’ primary residences. The primary source of repayment may be conversion of the assets into cash flow, as in inventory and accounts receivable, or may be cash flow generated by operations, as in equipment/vehicle financing. Assessing the value of inventory can involve many factors including, but not limited to, type, age, condition, level of conversion and marketability, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of accounts receivable can involve many factors including, but not limited to, concentration, aging, and industry, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of equipment/vehicles may involve a third-party valuation source, where applicable.
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

Lending Policies. We have established common loan documentation procedures and policies, based on the type of loan, for our bank subsidiary. The board of directors periodically reviews these policies for validity. In addition, it has been and will continue to be our practice to attempt to independently verify information provided by our borrowers, including assets and income. We have not made loans similar to those commonly referred to as “no doc” or “stated income” loans. We focus on the primary and secondary methods of repayment and prepare global cash flows where appropriate. There are legal restrictions on the dollar amount of loans available for each lending relationship. The Arkansas Banking Code provides that no loan relationship may exceed 20% of a bank’s risk-based capital, and we are in compliance with this restriction. In addition, we are not dependent upon any single lending relationship for an amount exceeding 10% of our revenues. As of December 31, 2023, the maximum amount outstanding to a single borrower was $232.7 million. As primarily a community lender, we believe from time to time it is in our best interest to agree to modifications or restructurings. These modifications/restructurings can take the form of a reduction in interest rate, a move to interest-only from principal and interest payments, or a lengthening in the amortization period or any combination thereof. Occasionally, we will modify/restructure a single loan by splitting it into two loans following the interagency guidance involving the workout of commercial real estate loans. The loan representing the portion that is supported by the current cash flow of the borrower or project will remain on our books, while the new loan representing the portion that cannot be serviced by the current cash flow is charged-off. Furthermore, we may make an additional loan or loans to a borrower or related interest of a borrower who is past due more than 90 days. These circumstances will be very limited in nature, and when approved by the appropriate lending authority, will likely involve obtaining additional collateral that will improve the collectability of the overall relationship. It is our belief that judicious usage of these tools can improve the quality of our loan portfolio by providing our borrowers an improved probability of survival during difficult economic times.
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
Currently, our board of directors has established an in-house consolidated lending limit of $40.0 million to any one borrowing relationship without obtaining the approval of two of the following: the Chairman, Vice Chairman or our director Richard H. Ashley. We have 79 separate relationships that exceed this in-house limit.

Deposits and Other Sources of Funds
Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and small businesses, and municipalities in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. Additionally, our policy also permits the acceptance of brokered deposits. Secondary sources of funding include advances from the Federal Home Loan Bank of Dallas, the Federal Reserve Bank Discount Window, Federal Reserve Bank Term Funding Program ("BTFP") and other borrowings. These secondary sources enable us to borrow funds at rates and terms which, at times, are more beneficial to us.
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
Trust and Investment Services
Through Centennial Bank and its trust operating subsidiary, GoldStar Trust Company, we provide trust, wealth management and custodial services to customers throughout our footprint from offices in Arkansas and Texas. We had approximately $5.23 billion of assets under management and custody as of December 31, 2023. The bank offers a wide variety of trust and estate planning products and services including serving as trustee for personal trusts, testamentary trusts, life insurance trusts, special needs trusts, charitable trusts, 401(k) retirement plans, profit sharing plans and pension plans. In addition the bank offers administrative services such as estate administration and settlement, guardianship and conservator administration, investment management, farm and property management, section 1031 like-kind exchanges and Coverdell Education Savings Accounts. The bank also offers managed and self-directed IRAs. Centennial Bank also contracts with Ameriprise Financial Services, LLC (“Ameriprise”), a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to customers through associates who are employed by both Centennial Bank and Ameriprise.
GoldStar Trust Company is a limited services trust company with a focus on providing alternative asset custodial services for assets not generally held by traditional brokerage and investment firms. Other products and services provided include trustee services, escrow and paying agent services. All accounts under management of GoldStar Trust Company are self-directed accounts in which the investment instruction is provided by the end client or their third party financial advisor.
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

Competition
As of December 31, 2023, we conducted business through 223 branch locations in our primary market areas of Pulaski, Faulkner, Craighead, Lonoke, Pope, Washington, White, Benton, Greene, Sebastian, Cleburne, Independence, Stone, Baxter, Clay, Conway, Crawford, Johnson, Saline, Sharp and Yell counties in Arkansas; Broward, Monroe, Hillsborough, Leon, Sarasota, Bay, Franklin, Palm Beach, Gulf, Charlotte, Collier, Escambia, Orange, Osceola, Pasco, Pinellas, Polk, Walton, Miami-Dade, Lee, Calhoun, Gadsden, Hernando, Liberty, Okaloosa, Santa Rosa, Seminole, Wakulla and Manatee counties in Florida; Bailey; Briscoe; Carson; Castro; Collin; Comal; Dallam; Dallas; Deaf Smith; Floyd; Garza; Gillespie; Gray; Hale; Hall; Hemphill; Hutchinson; Kendall; Kerr; Lamb; Lipscomb; Lubbock; Lynn; Moore; Motley; Potter; Randall; Sherman; Swisher; Tarrant; Taylor; Travis; Wheeler and Williamson counties in Texas; Baldwin County in Alabama; and New York County in New York. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in these respective states, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.
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
On December 31, 2023, we had 2,819 full-time equivalent employees. Except for any additional employees acquired in future acquisitions, we expect that our 2024 staffing levels will be lower than those at year end 2023 as a reflection of the efforts taken during the fourth quarter of 2023. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.
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
Diversity and Inclusion. We seek to recognize the unique contribution each individual brings to the Company, and we understand the associated value that comes with a diverse workforce. We strive to offer an inclusive environment where employees from all backgrounds can succeed. As of December 31, 2023, 69% of our employees were women and 27% of our employees identify as a person of color. Further, as of December 31, 2023, 62% of the Company’s leadership positions were held by women.
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
The required minimum capital and leverage ratios under the Basel III capital adequacy requirements in effect as of December 31, 2023, including the required capital conservation buffer, consist of CET1 capital of 7.0% (4.5% plus the required 2.5% capital conservation buffer), Tier 1 risk-based capital of 8.5% (6.0% plus the required 2.5% capital conservation buffer), total risk-based capital of 10.5% (8.0% plus the required 2.5% capital conservation buffer) and a leverage ratio of 4.0%. As of December 31, 2023, our capital conservation buffer was 8.15%, and our CET1 capital, Tier 1 risk-based capital, total risk-based capital and leverage ratios were 14.15%, 14.15%, 17.79% and 12.44%, respectively.
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
The Basel III final rule amended the prompt corrective action rules to incorporate a CET1 capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization is required to have at least an 8% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a CET1 4.5% risk-based capital ratio and a 4% Tier 1 leverage ratio. To be well-capitalized, a banking organization is required to have at least a 10% total risk-based capital ratio, an 8% Tier 1 risk-based capital ratio, a 6.5% CET1 risk-based capital ratio and a 5% Tier 1 leverage ratio. As of December 31, 2023, we met all capital adequacy requirements and our bank subsidiary is considered well-capitalized for regulatory purposes.
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
Under Federal Reserve Board policy, a bank holding company should serve as a source of strength to its subsidiary bank and should not pay cash dividends to its shareholders at a level that places undue pressure on the capital of its bank subsidiary or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as such a source of strength. Our ability to pay dividends is also subject to the provisions of Arkansas law.
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
Additionally, in November 2023, based on its systemic risk determination announced on March 12, 2023, the FDIC adopted a final rule to impose a special assessment at an annual rate of approximately 13.4 basis points on the bank’s estimated uninsured deposits in excess of $5 billion to recover the loss to the DIF following the closures of Silicon Valley Bank and Signature Bank. This assessment is only imposed on banks with assets of $5 billion or more. During the fourth quarter of 2023, we recorded $13.0 million in FDIC special assessment expense in anticipation of this assessment. The special assessment will be imposed beginning with the first quarterly assessment period of 2024 for an anticipated total of eight quarterly assessment periods. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, impose an extended special assessment collection period after the initial eight-quarter collection period to collect the difference between losses and the amounts collected, and impose a one-time final shortfall special assessment after both receiverships terminate.
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
Loans to One Borrower. Our bank subsidiary generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2023, our bank subsidiary was in compliance with the loans-to-one-borrower limitations.
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
In May 2016, the Federal Reserve, other federal banking agencies and the SEC jointly published a revised version of proposed rulemaking initially issued in April 2011 designed to implement the provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as the Company and our bank subsidiary. The proposed joint compensation regulations would require compensation practices consistent with the three principles discussed above. As of February 1, 2024, these regulations have not been finalized; however, the agencies have indicated that they intend to issue a third proposed rule in the near future. Unless and until a final rule is adopted, we cannot fully determine whether compliance with such a rule will adversely affect the Company’s or our bank subsidiary’s ability to hire, retain and motivate our key employees.
In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The corresponding NYSE listing rule was approved by the SEC in June 2023 and required listed companies to adopt a compliant clawback policy by December 1, 2023. Our board of directors adopted such a policy on October 20, 2023.
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
Paycheck Protection Program (“PPP”). The CARES Act established a new federal economic relief program administered by the Small Business Administration (“SBA”) called the Paycheck Protection Program (“PPP”), which provided for 100% federally guaranteed loans to be issued by participating private financial institutions to small businesses for payroll and certain other permitted expenses during the COVID-19 pandemic. Our bank subsidiary participated in the PPP as a lender. These loans were eligible to be forgiven if certain conditions were satisfied and were fully guaranteed by the SBA. Additionally, loan payments were deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through May 31, 2021. No collateral or personal guarantees were required. Neither the government nor lenders were permitted to charge the recipients any fees. The majority of our bank subsidiary’s PPP loans outstanding as of December 31, 2022, were forgiven or repaid during 2023. As of December 31, 2023, the remaining balance of outstanding PPP loans was considered immaterial.
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
Proposed Legislation and Regulatory Action
From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment for us and our bank subsidiary in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Additionally, we cannot predict the impact of potential judicial interpretations of regulations or the outcome of the upcoming election cycle on banking statutes and regulations.

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
The impacts of national or international pandemics could materially and adversely affect our business, financial condition and results of operations.
Our operations and those of our customers and third-party service providers may be adversely affected by the widespread outbreak of contagious disease, including the COVID-19 virus. The COVID-19 pandemic disrupted U.S. and global supply chains and altered business and economic conditions throughout the U.S. and globally. Its economic impacts lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; increased unemployment levels and decreased consumer confidence. In addition, the pandemic resulted in temporary or permanent closures of many businesses, the institution of social distancing, face covering requirements and other health directives, and in some cases, self-isolation requirements. The pandemic also caused us to recognize credit losses in our loan portfolios and increases in our allowance for credit losses.
The extent to which any future outbreaks of the COVID-19 virus or other contagious diseases may impact general economic and business conditions is highly uncertain and unpredictable. As part of these uncertainties, we could be subject to a number of risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, and ability to execute our growth strategy. These risks include, but are not limited to, increased loan losses or other impairments in our loan portfolios and increases in our allowance for loan losses; further volatility in the valuation of real estate and other collateral supporting loans; impairment of our goodwill and our financial assets; increased cost of capital; inability to satisfy our minimum regulatory capital ratios and other supervisory requirements; or a downgrade in our credit ratings. We could also face an increased risk of governmental and regulatory scrutiny as a result of the effects of a pandemic on market and economic conditions and actions governmental authorities take in response to those conditions. Any such occurrence could have a significant adverse impact on our business, financial condition, liquidity or results of operations.
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
In response to recent inflation and its affects on U.S. business and consumers, the Federal Reserve Board implemented eleven interest rate increases since March 2022. However, in response to slowing inflation, it is expected that the Federal Reserve Board will begin reducing interest rates sometime in 2024. Future economic developments and the Federal Reserve Board’s policies in response, however, cannot be predicted with certainty. At this time, it is unknown how future action by the Federal Reserve Board involving monetary policies will affect our business and the banking industry. There can be no assurance that any future actions by the Federal Reserve Board involving monetary policies will not cause any of the adverse effects described above on our deposit levels, loan demand or business and earnings
We may experience future adverse impacts from the recent transition from the use of the LIBOR interest rate index.
We have certain loans that were originally indexed to LIBOR to calculate the interest rate. The U.S. dollar LIBOR index has not been published since June 2023, which necessitated the refinancing of the existing loans which were indexed to LIBOR. While these loans have been transitioned to a LIBOR alternative, a residual risk remains for transition issues. The transition impacted our market risk profiles and required changes to our risk and pricing models, valuation tools, and product design. Additionally, the new index rates and payments differ from LIBOR, which may lead to increased volatility. Residual issues that may remain from this transition are not certain and any failure to adequately manage this transition process with our customers may adversely impact our reputation.

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
Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We endeavor to maintain an allowance for credit losses that we consider adequate to absorb future losses that may occur in our loan portfolio. As of December 31, 2023, our allowance for credit losses was approximately $288.2 million, or 2.00% of our total loans. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.

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
As of December 31, 2023, approximately 72.5% of our total loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes commercial real estate loans (excluding construction/land development) of $5.88 billion, or 40.8% of total loans, construction/land development loans of $2.29 billion, or 15.9% of total loans, and residential real estate loans of $2.28 billion, or 15.8% of total loans. This high concentration of real estate loans could subject us to increased credit risk in the event of a decrease in real estate values in our markets, a real estate recession or a natural disaster. Also, in any such event, our ability to recover on defaulted loans by foreclosing and selling real estate collateral would be diminished, and we would be more likely to suffer losses on defaulted loans.
In addition to the risks associated with the high concentration of real estate-secured loans, the commercial real estate and construction/land development loans, which comprised 56.7% of our total loan portfolio as of December 31, 2023, expose us to a greater risk of loss than our residential real estate loans, which comprised 15.8% of our total loan portfolio as of December 31, 2023. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.
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
Our bank subsidiary operates through branch locations in Arkansas, Florida, Texas, Alabama and New York City and loan production offices in Los Angeles, California, Dallas, Texas, Miami, Florida, Chesapeake, Virginia and Baltimore, Maryland. However, approximately 79.8% of our total loans and 84.6% of our real estate loans as of December 31, 2023, are to borrowers whose collateral is located in Arkansas, Florida, Texas, Alabama and New York, the states in which the Company has its branch locations. An adverse development with respect to the market conditions of any of these specific market areas or a decrease in real estate values in those market areas could expose us to a greater risk of loss than a portfolio that is spread among a larger geographic base.
If the value of real estate were to deteriorate, a significant portion of our loans could become under-collateralized, which could have a material adverse effect on us.
As of December 31, 2023, approximately 72.5% of our total loans were secured by real estate. In prior years, difficult local economic conditions have adversely affected the values of our real estate collateral, and they could do so again if the economic conditions markets were to deteriorate in the future. The real estate collateral in each case provides an alternate source of repayment on our loans in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Because we have a concentration of exposure to a number of individual borrowers, a significant loss on any of those loans could materially and adversely affect us.
We have a concentration of exposure to a number of individual borrowers. Under applicable law, our bank subsidiary is generally permitted to make loans to one borrowing relationship up to 20% of its Tier 1 capital plus the allowance for credit losses. As of December 31, 2023, the legal lending limit of our bank subsidiary for secured loans was approximately $556.7 million. Our board of directors has established an in-house lending limit of $40.0 million to any one borrowing relationship without obtaining the approval of two of the following: our Chairman, John W. Allison, our Vice Chairman, Jack E. Engelkes, or our director Richard H. Ashley. As of December 31, 2023, we had a total of $6.93 billion, or 48.1% of our total loans, committed to the aggregate group of borrowers whose total debt exceeds the established in-house lending limit of $40.0 million.
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
As of December 31, 2023, we owned $3.51 billion of available-for-sale investment securities. The fair value of our available-for-sale investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We evaluate all securities quarterly to determine if any securities in a loss position requires a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Because of changing economic and market conditions affecting issuers, we may be required to record provisions for credit losses in future periods, which could have a material adverse effect on our business, financial condition or results of operations.

As of December 31, 2023, we owned $1.28 billion of held-to-maturity investment securities. Securities held-to-maturity ("HTM"), which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326. The Company measures expected credit losses on HTM securities on a collective basis by major security type, with each type sharing similar risk characteristics. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed. Because of changing economic and market conditions affecting issuers, we may be required to record provisions for credit losses in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
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
When we acquire a business, a portion of the purchase price of the acquisition is generally allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2023, our goodwill and other identifiable intangible assets were $1.45 billion. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired. Our annual goodwill impairment evaluation performed during the fourth quarter of 2023 indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.
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
The financial services industry continues to undergo rapid technological changes, including the development and use of artificial intelligence ("AI"). Frequent introductions of new technology-driven products and services, including innovative ways that customers can make payments or manage their accounts, such as through the use of digital wallets or digital currencies, are continually occurring. In addition to better serving customers, effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. New and evolving AI use, including generative AI, may make us susceptible to uncertain risks and may require additional investment to develop responsible use frameworks. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients, which may adversely affect our results of operations and future prospects.

A failure in or breach of our operational or security systems, or those of our third-party service providers, including as a result of cyber-attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
As a financial institution, our operations rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems are increasingly threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber-attacks, electronic fraudulent activity or attempted theft of financial assets. Our information systems have from time to time experienced such interruptions or breaches despite our best efforts to prevent them. We cannot assure you that any future failures, interruption or security breaches will not occur, or if they do occur that they will be adequately addressed, or that any such events that have occurred or may occur in the future will not result in material harm to our business, operations, reputation or profitability. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.
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
We may incur losses as a result of unforeseen or catastrophic events, including extreme weather events or other natural disasters.
As illustrated in recent years by the impact of Hurricanes Michael, Ian and Idalia our markets in Alabama and Florida, like other coastal areas, are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage that may be caused by future unforeseen catastrophic events, including hurricanes, other extreme weather events and natural disasters, will affect our operations or the economies in our market areas, but such events could result in a decline in loan originations, a decline in the value or destruction of properties or other collateral securing our loans and an increase in the delinquencies, foreclosures and loan losses. Our business or results of operations may be adversely affected by these and other negative effects of such events.
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

Item 1C. CYBERSECURITY
Cybersecurity Risk Management
Cybersecurity is critical to supporting our business and protecting our customers in an increasingly complex environment. We face a variety of cybersecurity threats including attacks that are common to most industries, such as ransomware and denial-of-service, as well as attacks from advanced and highly organized adversaries targeting financial services companies. Our information systems have from time to time experienced such attacks despite our best efforts to prevent them. Our customers, suppliers, and other third parties also face similar cybersecurity threats, and a cybersecurity incident impacting any party could have a material impact on our operations, performance, or operating results. None of these threats or incidents have to date materially affected our business strategy, results of operations, or financial condition. However, we cannot assure that any future security breaches will not occur or that any such events that have occurred or may occur in the future will not result in material harm to our business, operations, reputation or profitability. These threats and related risks highlight the importance of allocating resources to protect the Company and our customers.
The Company maintains a formal Information Security Program that includes risk assessments regularly conducted by internal resources as well as third-party experts. These assessments are used to evaluate potential security threats that may have a negative impact on the organization, detect potential vulnerabilities and mitigate any identified security risks. Our program leverages industry standards and frameworks and is designed to protect the confidentiality, integrity, and availability of our information assets and systems.
The Information Security Program is led by the Chief Information Security Officer ("CISO"), who reports to the Chief Risk Officer. The Chief Risk Officer has oversight of the Company’s risk management framework, which includes the Information Security Program. The CISO provides program oversight and direction, including adjustments in response to changes in technology, threats, business processes, and regulatory or statutory requirements. The CISO works collaboratively with information technology staff, operational management, and functional stakeholders to implement a program designed to protect our information systems from cybersecurity threats and promptly respond to potential cybersecurity incidents. The CISO has over 24 years of experience in the fields of information technology and cybersecurity, most at a Fortune 500 global technology company, and maintains multiple professional cybersecurity certifications.
Our Information Security Program consists of several elements including:
•Incident Monitoring and Response. We have 24x7 security cybersecurity monitoring, which utilizes both third-party cybersecurity experts and leading tools to monitor activity in our information systems. We also maintain an incident response plan and playbooks that define our response to a cybersecurity incident, including a cross-functional incident response process that includes key stakeholders such as senior leaders and legal, and leverages our technological resources and third-party service providers. Through ongoing communication with these teams, the CISO monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents in real time, and reports such incidents to leadership when appropriate pursuant to internal guidelines governing the reporting of such events.
•Threat and Vulnerability Management. We maintain a threat and vulnerability management program that leverages multiple data sources to proactively identify, assess, and mitigate changing cybersecurity risks. This program incorporates vulnerability scanning and threat intelligence capabilities, which are in place to help safeguard information assets. We also share and receive threat intelligence with government agencies, the Financial Services Information Sharing and Analysis Center ("FS-ISAC") and cybersecurity vendors and leaders in the cybersecurity industry.
•Infrastructure and Data Protection. We have technical and organizational safeguards that are designed to protect our networks, systems, and data from cybersecurity threats, including: firewalls, intrusion prevention and detection systems, network and endpoint anti-malware protections, and access controls such as privileged access management. Our information security and information technology teams collaborate regularly to assess the security of current and future infrastructure changes.
•Third-Party Risk Management. We run a third-party risk management program designed to identify and manage risks, including cybersecurity risks, involving our third-party providers. This includes performing due diligence and assessment of each provider’s cybersecurity posture as well as periodic re-assessments.

•Security Training and Awareness. We provide ongoing education and training to employees regarding cybersecurity threats and the role they play in helping prevent and detect these threats. This includes regular phishing simulations, with training provided for any failures, as well as periodic communications via the internal company portal concerning threats, best practices, and technology changes to improve security. We also work with the Company marketing department to periodically publish articles on our website to raise security awareness with our customers.
While we maintain teams that specialize in cybersecurity and information technology, we also leverage third-party experts to provide objective feedback on our program and posture. These are accomplished via penetration tests, security posture assessments, and technology consulting. These independent evaluations help validate existing controls, identify potential focus areas, and aid in securely deploying technology in an increasingly complex environment.
Our cybersecurity program is evaluated regularly by both the internal audit function as well as third-party audit firms. These audits help ensure our program is appropriate to address the changing threat landscape and aligns to industry standards such as the National Institute of Standards and Technology Cybersecurity Framework, as well as other legal and regulatory guidance including the Federal Financial Institutions Examination Council Cybersecurity Assessment Tool, Conference of State Bank Supervisors Ransomware Self-Assessment Tool, the Gramm-Leach-Bliley Act and the Sarbanes-Oxley Act. Controls are reviewed for adequacy and design at least annually, and both internal and third-party audits aid in identifying areas for continued focus, providing assurance that controls are appropriately designed and operating effectively. Additionally, we meet regularly with examiners from the Federal Reserve and the Arkansas State Bank Department to review our cybersecurity program and discuss the changing threat landscape.
Our cybersecurity personnel maintain current knowledge through training, obtaining professional certifications, and participation in industry groups such as FS-ISAC, American Bankers Association and Mid-Sized Banking Coalition of America. Company cybersecurity personnel expand and test their knowledge of cyber threats and countermeasures through additional on-the-job training and periodic simulated exercises to practice their response to real-life threats. We maintain a training budget and personnel are encouraged to obtain formal training and industry-approved certifications as appropriate for their roles and responsibilities. Some of the certifications held by our information security personnel include CERT Insider Threat Program Manager, GIAC Information Security Professional, GIAC Security Leadership, GIAC Continuous Monitoring, GIAC Certified Forensic Analyst, CompTIA Security+ and ISC2 Certified Information Systems Security Professional.
Board Oversight and Governance
Our Board of Directors (the “Board”), in conjunction with management, is responsible for assessing which risks are warranted and acceptable, based on management’s ability to:
•identify and understand such risks;
•measure the degree of exposure to such risks;
•monitor the changing nature of the risk and related exposure; and
•develop and implement processes and procedures to control such risks.
The Board and management define risk tolerances in the policies of the Company. The Board maintains oversight of risks from cybersecurity related threats, through various committees including the Audit and Risk Committee and the bank's Executive Risk Committee. The CISO reports to the Executive Risk Committee. The CISO provides periodic reports to directors that permit them to measure management’s compliance with the defined risk limits and to gauge the changing nature of risk inherent in the Company’s chosen lines of business and operations and as a result of changing factors within the Company, such as management and personnel changes, and technology changes. This includes an annual program update to the Executive Risk Committee and the Board. All Board members undergo annual cybersecurity training by third-party cybersecurity experts on cybersecurity threats, industry trends, and other topics relevant to financial institutions. This training and their overall knowledge of the financial industry provides a solid foundation for understanding cyber risk and their oversight responsibility.
Executive Risk Committee. The Executive Risk Committee (“ERC”) is responsible for oversight of our bank subsidiary’s enterprise risk management framework and overall risk management practices and includes members of our Board, the board of directors of our bank subsidiary, and both executive and senior level management of the bank. The ERC oversees the policy review and approval program based upon the risk appetite of the Board, assists in the development and monitoring of risk identification and escalation processes, ensures that ongoing monitoring is in place to identify risks that could affect the achievement of the Company’s key strategic goals and objectives, and ensures that the Board has the proper information to adequately assess the risks facing the Company. Cybersecurity reports and issues are presented at least quarterly to the ERC.

Information Technology/Security Committee. The Information Technology/Security Committee (“ITSC”) is a management level committee that serves at the direction of the Board and provides oversight of the Company’s information technology and information security programs. The members of the ITSC include management and leaders with an expansive background in information technology and cybersecurity. The ITSC meets monthly to review information security and information technology reports and issues. It reports meeting minutes to the Board and ensures the Board has the proper information to adequately assess the risks facing the Company by maintaining oversight of:
•effective strategic information technology and information security planning and performance;
•major projects, priorities, and overall performance;
•the adequacy and allocation of resources; and
•the risks involved with the information technology and information security functions.
Item 2. PROPERTIES
The Company’s main office is located in a Company-owned 33,000 square foot building located at 719 Harkrider Street in downtown Conway, Arkansas. As of December 31, 2023, our bank subsidiary owned or leased a total of 76 branches in Arkansas, 78 branches in Florida, 63 branches in Texas, five branches in Alabama and one branch in New York City. The Company also owns or leases other buildings that provide space for operations, mortgage lending and other general purposes. We believe that our banking and other offices are in good condition and are suitable to our needs.
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
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol “HOMB.” As of February 16, 2024, there were approximately 1,626 stockholders of record of the Company’s common stock.
Our policy is to declare regular quarterly dividends based upon our earnings, financial position, capital improvements and such other factors deemed relevant by the Board of Directors. We currently expect to continue declaring and paying quarterly cash dividends comparable to our historical quarterly dividend payments. Our dividend policy is subject to change, however, and the payment of dividends is not necessarily dependent upon the availability of earnings and future financial condition. Information regarding regulatory restrictions on our ability to pay dividends is discussed in “Supervision and Regulation – Payment of Dividends.”
During the three months ended December 31, 2023, the Company utilized a portion of its stock repurchase program most recently amended and approved by the Board of Directors on January 22, 2021. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1 through October 31, 2023	530,000	$21.00	530,000	17,051,285
November 1 through November 30, 2023	220,000	21.31	220,000	16,831,285
December 1 through December 31, 2023	65,000	23.03	65,000	16,766,285
Total	815,000		815,000
(1)The above described stock repurchase program has no expiration date.

Performance Graph
Below is a graph which summarizes the cumulative return earned by the Company’s stockholders since December 31, 2018, compared with the cumulative total return on the Russell 2000 Index and S&P U.S. BMI Banks Index. This presentation assumes that the fair value of the investment in the Company's common stock and each index was $100.00 on December 31, 2018 and that the subsequent dividends were reinvested.

Total Return Performance
Home BancShares, Inc.
Russell 2000 Index
S&P U.S. BMI Banks Index
Index Value
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Home BancShares, Inc.	100.00	123.70	126.54	161.83	155.79	178.88
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85
S&P U.S. BMI Banks Index	100.00	137.36	119.83	162.92	135.13	147.41

Item 6. SELECTED FINANCIAL DATA.
Summary Consolidated Financial Data

	As of or for the Years Ended December 31,
	2023	2022	2021
	(Dollars and shares in thousands, except per share data)
Income statement data:
Total interest income	$1,175,053	$877,766	$625,171
Total interest expense	348,108	119,090	52,200
Net interest income	826,945	758,676	572,971
Provision for (recovery of) credit losses	12,133	63,585	(4,752)
Net interest income after provision for credit losses	814,812	695,091	577,723
Non-interest income	169,934	175,111	137,569
Non-interest expense	472,863	475,627	298,517
Income before income taxes	511,883	394,575	416,775
Income tax expense	118,954	89,313	97,754
Net income	$392,929	$305,262	$319,021
Per share data:
Basic earnings per common share	$1.94	$1.57	$1.94
Diluted earnings per common share	1.94	1.57	1.94
Book value per common share	18.81	17.33	16.90
Tangible book value per common share (non-GAAP)(1)(2)	11.63	10.17	10.80
Dividends – common	0.72	0.66	0.56
Average common shares outstanding	202,627	194,694	164,501
Average diluted shares outstanding	202,773	195,019	164,858
Performance ratios:
Return on average assets	1.77%	1.35%	1.83%
Return on average assets excluding intangible Amortization (non-GAAP)(3)	1.93	1.47	1.96
Return on average common equity	10.82	9.17	11.89
Return on average tangible common equity excluding intangible amortization (non-GAAP)(1)(4)	18.36	15.63	19.20
Net interest margin(5)	4.25	3.81	3.66
Efficiency ratio	46.21	49.53	40.81
Efficiency ratio, as adjusted (non-GAAP)(6)	45.24	44.55	42.12
Asset quality:
Non-performing assets to total assets	0.42	0.27	0.29
Non-performing loans to total loans	0.44	0.42	0.51
Allowance for credit losses to non-performing loans	449.66	475.99	471.61
Allowance for credit losses to total loans	2.00	2.01	2.41
Net charge-offs to average total loans	0.09	0.11	0.08

Summary Consolidated Financial Data – Continued

	As of the Years Ended December 31,
	2023	2022
	(Dollars and shares in thousands, except per share data)
Balance sheet data (period end):
Total assets	$22,656,658	$22,883,588
Investment securities – available-for-sale	3,507,841	4,041,590
Investment securities – held-to-maturity	1,281,982	1,287,705
Loans receivable	14,424,728	14,409,480
Allowance for credit losses	(288,234)	(289,669)
Intangible assets	1,447,023	1,456,708
Non-interest-bearing deposits	4,085,501	5,164,997
Total deposits	16,787,711	17,938,783
Subordinated debentures	439,834	440,420
Stockholders' equity	3,791,075	3,526,362
Capital ratios:
Common equity to assets	16.73%	15.41%
Tangible common equity to tangible assets (non-GAAP)(1)(7)	11.05	9.66
Common equity Tier 1 capital	14.15	12.91
Tier 1 leverage ratio(8)	12.44	10.86
Tier 1 risk-based capital ratio	14.15	12.91
Total risk-based capital ratio	17.79	16.54
Dividend payout - common	37.13	42.07
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
(2)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 25,” for the non-GAAP tabular reconciliation.
(3)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 26,” for the non-GAAP tabular reconciliation.
(4)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 27,” for the non-GAAP tabular reconciliation.
(5)Fully taxable equivalent (assuming an income tax rate of 25.740% for 2021, 24.6735% for 2022 and 24.989% for 2023).
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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2023, 2022 and 2021. This discussion should be read together with the “Summary Consolidated Financial Data,” our consolidated financial statements and the notes thereto, and other financial data included in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “Company,” “HBI,” “us,” “we” and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank (“Centennial”). As of December 31, 2023, we had, on a consolidated basis, total assets of $22.66 billion, loans receivable, net, of $14.14 billion, total deposits of $16.79 billion, and stockholders’ equity of $3.79 billion.
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
Table 1: Key Financial Measures

	As of or for the Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except per share data)
Total assets	$22,656,658	$22,883,588	$18,052,138
Loans receivable	14,424,728	14,409,480	9,836,089
Allowance for credit losses	(288,234)	(289,669)	(236,714)
Total deposits	16,787,711	17,938,783	14,260,570
Total stockholders’ equity	3,791,075	3,526,362	2,765,721
Net income	392,929	305,262	319,021
Basic earnings per share	$1.94	$1.57	$1.94
Diluted earnings per share	1.94	1.57	1.94
Book value per share	18.81	17.33	16.90
Tangible book value per share (non-GAAP)(1)	11.63	10.17	10.80
Net interest margin(2)	4.25%	3.81%	3.66%
Efficiency ratio	46.21	49.53	40.81
Efficiency ratio, as adjusted (non-GAAP)(3)	45.24	44.55	42.12
Return on average assets	1.77	1.35	1.83
Return on average common equity	10.82	9.17	11.89
(1)See Table 25 for the non-GAAP tabular reconciliation.
(2)Fully taxable equivalent (assuming an income tax rate of 25.740% for 2021, 24.6735% for 2022 and 24.989% for 2023).
(3)See Table 29 for the non-GAAP tabular reconciliation.

2023 Overview
Results of Operations for the Years Ended December 31, 2023 and 2022
Our net income increased $87.7 million, or 28.7%, to $392.9 million for the year ended December 31, 2023, from $305.3 million for the same period in 2022. On a diluted earnings per share basis, our earnings were $1.94 per share for the year ended December 31, 2023 and $1.57 per share for the year ended December 31, 2022. The Company recorded $12.1 million in credit loss expense for the year ended December 31, 2023. This consisted of a $12.0 million provision for credit losses on loans, a $1.7 million provision for credit losses on investment securities and a reversal of $1.5 million provision for unfunded commitments. During the year ended December 31, 2023, the Company recorded $13.0 million in Federal Deposit Insurance Corporation ("FDIC") special assessment expense and $1.1 million loss for the decrease in fair value of marketable securities, which were partially offset by $3.5 million in recoveries on historic losses from loans charged off prior to acquisition and $3.1 million in bank owned life insurance ("BOLI") death benefits.
Total interest income increased by $297.3 million, or 33.9%, and non-interest expense decreased by $2.8 million, or 0.6%. This was partially offset by a $229.0 million, or 192.3%, increase in interest expense and a $5.2 million, or 3.0%, decrease in non-interest income. The increase in interest income resulted from a $261.3 million, or 35.9%, increase in loan interest income and a $49.9 million, or 41.5%, increase in investment income, partially offset by a $14.1 million, or 48.4%, decrease in interest income on deposits at other banks. The decrease in non-interest expense was due to a $49.6 million, or 100.0%, decrease in merger and acquisition expense partially offset by a $20.5 million, or 20.7%, increase in other operating expenses, an $18.1 million, or 7.6%, increase in salaries and employee benefits, a $6.9 million, or 12.9%, increase in occupancy and equipment and a $1.4 million, or 4.0%, increase in data processing expense. Included within other operating expense was $13.0 million in FDIC special assessment expense which was levied in order to recover the losses to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The increase in interest expense was primarily due to a $210.0 million, or 244.2%, increase in interest on deposits, a $19.7 million, or 178.3%, increase in interest on FHLB and other borrowed funds and a $3.4 million, or 236.6%, increase in interest on securities sold under agreements to repurchase, which were partially offset by a $4.1 million, or 19.9%, decrease in interest on subordinated debentures. The decrease in non-interest income was primarily due to a $9.8 million, or 20.3%, decrease in other income and a $6.9 million, or 39.2%, decrease in mortgage lending income, which were partially offset by a $5.0 million, or 39.2%, increase in trust fees, a $2.4 million, or 26.6%, increase in dividends from FHLB, FRB, FNBB & other, a $2.1 million, or 5.6%, increase in service charges on deposit accounts, and a $1.5 million, or 9,946.7%, increase in gain on branches, equipment and other assets, net.
Our net interest margin on a fully taxable equivalent basis increased from 3.81% for the year ended December 31, 2022 to 4.25% for the year ended December 31, 2023. The yield on interest earning assets was 6.03% and 4.40% for the year ended December 31, 2023 and 2022, respectively, as average interest earning assets decreased from $20.15 billion to $19.57 billion. The decrease in average interest earning assets is primarily due to a $2.12 billion decrease in average interest-bearing balances due from banks, which was partially offset by a $1.37 billion increase in average loans receivable and a $171.0 million increase in average investment securities. For the years ended December 31, 2023 and 2022, we recognized $10.6 million and $16.3 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by approximately 3 basis points. The overall increase in the net interest margin was due to a decrease in average interest-bearing cash balances as well as an increase in interest income from higher yields on average interest-earning assets, partially offset by an increase in interest expense due to an increase in average interest-bearing liabilities at higher interest rates primarily as a result of the Happy Bancshares, Inc. acquisition and the increased interest rate environment.
Our efficiency ratio was 46.21% for the year ended December 31, 2023, compared to 49.53% for the same period in 2022. For the year ended December 31, 2023, our efficiency ratio, as adjusted (non-GAAP), was 45.24%, compared to 44.55% reported for the year ended December 31, 2022. (See Table 29 for the non-GAAP tabular reconciliation).
Our return on average assets was 1.77% for the year ended December 31, 2023, compared to 1.35% for the same period in 2022, and our return on average assets, as adjusted (non-GAAP) was 1.79% or the year ended December 31, 2023, compared to 1.67% for the same period in 2022. Our return on average common equity was 10.82% for the year ended December 31, 2023, compared to 9.17% for the same period in 2022.

Financial Condition as of and for the Years Ended December 31, 2023 and 2022
Our total assets as of December 31, 2023 decreased $226.9 million to $22.66 billion from the $22.88 billion reported as of December 31, 2022. The decrease in total assets is primarily due to a $539.5 million decrease in investment securities resulting from paydowns and maturities, which was partially offset by a $275.4 million increase in cash and cash equivalents during the year. Our loan portfolio balance increased $15.2 million to $14.42 billion as of December 31, 2023, from $14.41 billion as of December 31, 2022. The increase in loans was due to $340.4 million in organic loan growth within our legacy footprint, which was partially offset by $325.2 million of organic loan decline from our Centennial Commercial Finance Group ("CFG") franchise during 2023. Total deposits decreased $1.15 billion to $16.79 billion as of December 31, 2023 compared to $17.94 billion as of December 31, 2022. The decrease in deposits was primarily due to the runoff of deposits during 2023 as a result of the rising interest rate environment. Stockholders’ equity increased $264.7 million to $3.79 billion as of December 31, 2023, compared to $3.53 billion as of December 31, 2022. The increase in stockholders’ equity is primarily associated with the $392.9 million in net income and the $56.4 million increase in accumulated other comprehensive income, which were partially offset by the $145.9 million of shareholder dividends paid and the repurchase of $48.3 million of our common stock during 2023. The improvement in stockholders’ equity was 7.5% for the year ended December 31, 2023 compared to December 31, 2022.
As of December 31, 2023, our non-performing loans increased to $64.1 million, or 0.44%, of total loans from $60.9 million, or 0.42%, of total loans as of December 31, 2022. The allowance for credit losses as a percentage of non-performing loans decreased to 449.66% as of December 31, 2023, compared to 475.99% as of December 31, 2022. Non-performing loans from our Arkansas franchise were $15.4 million at December 31, 2023 compared to $8.4 million as of December 31, 2022. Non-performing loans from our Florida franchise were $9.3 million at December 31, 2023 compared to $20.5 million as of December 31, 2022. Non-performing loans from our Texas franchise were $33.5 million at December 31, 2023 compared to $22.2 million at December 31, 2022. Non-performing loans from our Alabama franchise were $413,000 at December 31, 2023 compared to $404,000 as of December 31, 2022. Non-performing loans from our Shore Premier Finance ("SPF") franchise were $2.8 million at December 31, 2023 compared to $2.3 million as of December 31, 2022. Non-performing loans from our Centennial CFG franchise were $2.7 million at December 31, 2023 compared to $7.1 million as of December 31, 2022.
As of December 31, 2023, our non-performing assets increased to $95.4 million, or 0.42%, of total assets from $61.5 million, or 0.27%, of total assets as of December 31, 2022. Non-performing assets from our Arkansas franchise were $15.5 million at December 31, 2023 compared to $8.5 million as of December 31, 2022. Non-performing assets from our Florida franchise were $17.3 million at December 31, 2023 compared to $20.8 million as of December 31, 2022. Non-performing assets from our Texas franchise were $33.8 million at December 31, 2023 compared to $22.4 million at December 31, 2022. Non-performing assets from our Alabama franchise were $413,000 at December 31, 2023 compared to $404,000 as of December 31, 2022. Non-performing assets from our SPF franchise were $2.8 million at December 31, 2023 compared to $2.3 million as of December 31, 2022. Non-performing assets from our CFG franchise were $25.6 million at December 31, 2023 compared to $7.1 million as of December 31, 2022.
The $2.7 million balance of non-accrual loans for our Centennial CFG Capital Markets Group consists of two loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. The loans are not current on either principal or interest, and we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve. Any interest payments that are received will be applied to the principal balance. In addition, the $22.8 million balance of foreclosed assets held for sale for our Centennial CFG Property Finance Group consists of an office building located in California which was placed in foreclosed assets held for sale during the fourth quarter of 2023. This represents the largest component of the Company's $30.5 million in foreclosed assets held for sale.

2022 Overview
Results of Operations for the Years Ended December 31, 2022 and 2021
Our net income decreased $13.8 million, or 4.3%, to $305.3 million for the year ended December 31, 2022, from $319.0 million for the same period in 2021. On a diluted earnings per share basis, our earnings were $1.57 per share for the year ended December 31, 2022 and $1.94 per share for the year ended December 31, 2021. As a result of the acquisition of Happy Bancshares, Inc. ("Happy"), which we completed on April 1, 2022, we incurred $49.6 million in merger expenses and recorded a $45.2 million provision for credit losses on acquired loans for the CECL "double count," an $11.4 million provision for credit losses on acquired unfunded commitments and a $2.0 million provision for credit losses on acquired held-to-maturity investment securities. The summation of these items reduced net income by $81.6 million ($108.2 million pre-tax) and earnings per share by $0.42 per share for the year ended December 31, 2022. Excluding the impact of the acquisition of Happy, the Company determined that an additional $5.0 million provision for credit losses on loans was necessary due to increased loan growth during the year. However, excluding the impact of the acquisition of Happy, the Company determined no additional provision for unfunded commitments or investment securities was necessary as of December 31, 2022. During the year ended December 31, 2022, the Company recorded $10.0 million in income from the settlement of a lawsuit brought by the Company, net of legal expense, $6.7 million in recoveries on historic losses from loans charged off prior to acquisition, and $1.4 million in special dividends from equity investments, which were partially offset by $2.1 million in trust preferred securities ("TRUPS") redemption fees, $1.3 million of loss for the decrease in fair value of marketable securities and $176,000 in hurricane expenses.
Total interest income increased by $252.6 million, or 40.4%, and non-interest income increased by $37.5 million, or 27.3%. This was partially offset by a $177.1 million, or 59.3%, increase in non-interest expense and a $66.9 million, or 128.1%, increase in interest expense. These fluctuations are primarily due to the acquisition of Happy during the second quarter of 2022 and the rising rate environment. The increase in interest income resulted from a $156.4 million, or 27.3%, increase in loan interest income, a $70.6 million, or 142.0%, increase in investment income and a $25.6 million, or 728.2%, increase in interest income on deposits at other banks. The increase in non-interest income was primarily due to a $27.6 million, or 133.2%, increase in other income, a $14.8 million, or 66.6%, increase in service charges on deposit accounts, a $10.9 million, or 555.9%, increase in trust fees, an $8.1 million, or 22.3%, increase in other service charges and fees and a $1.8 million, or 85.5%, increase in the cash value of life insurance. These increases were partially offset by an $8.5 million, or 117.7%, decrease in income for the fair value adjustment for marketable securities resulting from a $1.3 million decrease in the fair value of marketable securities for the year ended December 31, 2022, compared to a $7.2 million increase for the year ended December 31, 2021, an $8.0 million, or 31.2%, decrease in mortgage lending income, a $5.6 million, or 38.0%, decrease in dividends from FHLB, FRB, FNBB and other, a $2.2 million, or 92.3%, decrease in the gain on sale of SBA loans and a $1.5 million, or 75.0%, decrease in gain on other real estate owned ("OREO"). Included within other income was $15.0 million in income from the settlement of a lawsuit brought by the Company and $6.7 million in recoveries on historic losses from loans charged off prior to acquisition, and included within dividends from FHLB, FRB, FNBB and other were $1.4 million in special dividends. The increase in non-interest expense was due to a $68.1 million, or 39.9%, increase in salaries and employee benefits, $49.6 million in merger and acquisition expenses, a $33.8 million, or 52.1%, increase in other operating expenses, a $16.8 million, or 45.8%, increase in occupancy and equipment and a $10.7 million, or 43.9%, increase in data processing expense. Included within other operating expense were $5.0 million in legal expenses from a lawsuit brought by the Company, $2.1 million in TRUPS redemption fees and $176,000 in hurricane expenses. The increase in interest expense was primarily due to a $61.1 million, or 244.8%, increase in interest on deposits, a $3.5 million, or 45.7%, increase in interest on FHLB and other borrowed funds and a $1.4 million, or 7.5%, increase in interest on subordinated debentures as a result of the acquisition of $140.0 million of subordinated debt and $23.2 million in trust preferred securities from Happy during the second quarter of 2022. Income tax expense decreased by $8.4 million, or 8.6%, during 2022 due to the decrease in net income and the reduction in the marginal tax rate related to the Happy acquisition.

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
As of December 31, 2022, our non-performing loans increased to $60.9 million, or 0.42%, of total loans from $50.2 million, or 0.51%, of total loans as of December 31, 2021. The allowance for credit losses as a percentage of non-performing loans increased to 475.99% as of December 31, 2022, compared to 471.61% as of December 31, 2021. Non-performing loans from our Arkansas franchise were $8.4 million at December 31, 2022 compared to $13.9 million as of December 31, 2021. Non-performing loans from our Florida franchise were $20.5 million at December 31, 2022 compared to $26.8 million as of December 31, 2021. Non-performing loans from our new Texas franchise were $22.2 million at December 31, 2022. Nonperforming loans from our Alabama franchise were $404,000 at December 31, 2022 compared to $470,000 as of December 31, 2021. Non-performing loans from our SPF franchise were $2.3 million at December 31, 2022 compared to $1.5 million as of December 31, 2021. Non-performing loans from our Centennial CFG franchise were $7.1 million at December 31, 2022 compared to $7.5 million as of December 31, 2021.

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
•Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310. Interchange fees were $22.6 million and $22.1 million for the years ended December 31, 2023 and December 31, 2022, respectively. Centennial CFG loan fees were $9.9 million and $11.8 million for the years ended December 31, 2023 and December 31, 2022, respectively.
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

Credit Losses. We account for credit losses in accordance with ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASC 326" or "CECL"). The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credits, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases.
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
•Multifamily
•Owner occupies commercial real estate
•Non-owner occupied commercial real estate
•Commercial & industrial, agricultural, non-depository financial institutions, purchase/carry securities, other
•Consumer auto
•Other consumer
•Other consumer - SPF
The allowance for credit losses for each segment is measured through the use of the discounted cash flow method ("DCF"). Loans evaluated individually that are considered to be collateral dependent are not included in the collective evaluation. For these loans, where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral, net of estimated costs to sell, and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan, net of estimated costs to sell. For individually analyzed loans which are not considered to be collateral dependent, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation.
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

Acquisitions
Acquisition of Happy Bancshares, Inc.
On April 1, 2022, the Company completed the acquisition of Happy Bancshares, Inc., and merged Happy State Bank into Centennial Bank. The Company issued approximately 42.4 million shares of its common stock valued at approximately $958.8 million as of April 1, 2022. In addition, the holders of certain Happy stock-based awards received approximately $3.7 million in cash in cancellation of such awards, for a total transaction value of approximately $962.5 million. The acquisition added new markets for expansion and brought complementary businesses together to drive synergies and growth.
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
As of December 31, 2023, we had 223 branch locations. There were 76 branches in Arkansas, 78 branches in Florida, 63 branches in Texas, five branches in Alabama and one branch in New York City.

Results of Operations for the Years Ended December 31, 2023, 2022 and 2021
Our net income increased $87.7 million, or 28.7%, to $392.9 million for the year ended December 31, 2023, from $305.3 million for the same period in 2022. On a diluted earnings per share basis, our earnings were $1.94 per share for the year ended December 31, 2023 and $1.57 per share for the year ended December 31, 2022. The Company recorded $12.1 million in credit loss expense for the year ended December 31, 2023. This consisted of a $12.0 million provision for credit losses on loans, a $1.7 million provision for credit losses on investment securities and a reversal of $1.5 million provision for unfunded commitments. During the year ended December 31, 2023, the Company recorded $13.0 million in FDIC special assessment expense and $1.1 million loss for the decrease in fair value of marketable securities, which were partially offset by $3.5 million in recoveries on historic losses from loans charged off prior to acquisition and $3.1 million in BOLI death benefits.

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
Net Interest Income
Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (24.989% for the year ended December 31, 2023, 24.6735% for the year ended December 31, 2022 and 25.740% for year ended December 31, 2021).
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the target rate seven times during 2022. First, on March 16, 2022, the target rate was increased to 0.25% to 0.50%. Second, on May 4, 2022, the target rate was increased to 0.75% to 1.00%. Third, on June 15, 2022, the target rate was increased to 1.50% to 1.75%. Fourth, on July 27, 2022, the target rate was increased to 2.25% to 2.50%. Fifth, on September 21, 2022, the target rate was increased to 3.00% to 3.25%. Sixth, on November 2, 2022, the target rate was increased to 3.75% to 4.00%. Seventh, on December 14, 2022, the target rate was increased to 4.25% to 4.50%. The Federal Reserve increased the target rate four times during 2023. First, on February 1, 2023, the target rate was increased to 4.50% to 4.75%, second, on March 22, 2023, the target rate was increased to 4.75% to 5.00%, third, on May 3, 2023, the target rate was increased to 5.00% to 5.25% and fourth, on July 26, 2023, the target rate was increased to 5.25% to 5.50%.
Our net interest margin on a fully taxable equivalent basis increased from 3.81% for the year ended December 31, 2022 to 4.25% for the year ended December 31, 2023. The yield on interest earning assets was 6.03% and 4.40% for the years ended December 31, 2023 and 2022, respectively, as average interest earning assets decreased from $20.15 billion to $19.57 billion. The decrease in average interest earning assets is primarily due to a $2.12 billion decrease in average interest-bearing balances due from banks, which was partially offset by a $1.37 billion increase in average loans receivable and a $171.0 million increase in average investment securities. For the years ended December 31, 2023 and 2022, we recognized $10.6 million and $16.3 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by approximately 3 basis points. The overall increase in the net interest margin was due to a decrease in average interest-bearing cash balances as well as an increase in interest income from higher yields on average interest-earning assets, partially offset by an increase in interest expense due to an increase in average interest-bearing liabilities at higher interest rates primarily as a result of the Happy acquisition and the current rising interest rate environment.
Net interest income on a fully taxable equivalent basis increased $65.1 million, or 8.5%, to $832.5 million for the year ended December 31, 2023, from $767.3 million for the same period in 2022. This increase in net interest income was the result of a $294.1 million increase in interest income, partially offset by a $229.0 million increase in interest expense on a fully taxable equivalent basis. The $294.1 million increase in interest income was primarily the result of the increasing interest rate environment and the higher level of average interest earning assets due to the acquisition of Happy during the second quarter of 2022. The higher yield on earning assets resulted in an increase in interest income of approximately $248.5 million, and the change in earning assets resulted in an increase in interest income of approximately $45.6 million. The $229.0 million increase in interest expense is primarily the result of the increasing interest rate environment as well as the higher level of average interest bearing liabilities due to the acquisition of Happy during the second quarter of 2022. The higher rates on interest bearing liabilities resulted in an increase in interest expense of approximately $224.1 million, and the change in interest bearing liabilities resulted in an increase in interest expense of approximately $4.9 million.

Our net interest margin on a fully taxable equivalent basis increased from 3.66% for the year ended December 31, 2021 to 3.81% for the year ended December 31, 2022. The yield on interest earning assets was 4.40% and 3.99% for the years ended December 31, 2022 and 2021, respectively, as average interest earning assets increased from $15.86 billion to $20.15 billion. The increase in average earning assets is primarily the result of a $2.57 billion increase in average loans receivable and a $1.87 billion increase in average investment securities, largely resulting from the acquisition of Happy, which were partially offset by a $151.9 million decrease in average interest-bearing balances due from banks. For the years ended December 31, 2022 and 2021, we recognized $16.3 million and $20.2 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by approximately 2 basis points. During 2022, the Company experienced a $31.8 million reduction in interest income from PPP loans due to the forgiveness of the PPP loans and the acceleration of the deferred fees for the loans that were forgiven. This reduction in income was dilutive to the net interest margin by approximately 8 basis points. We recognized $3.8 million in event interest income for the year ended December 31, 2022 compared to $6.7 million in event income for the year ended December 31, 2021. This was dilutive to the net interest margin by approximately 2 basis points. The overall increase in the net interest margin was due to an increase in interest income due to an increase in both average earning assets at higher yields, which was partially offset by an increase in interest expense due to an increase in average interest-bearing liabilities at higher interest rates primarily as a result of the Happy acquisition, and the current rising interest rate environment.
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
Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2023, 2022 and 2021, as well as changes in fully taxable equivalent net interest margin for the years 2023 compared to 2022 and 2022 compared to 2021.
Table 2: Analysis of Net Interest Income

	Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Interest income	$1,175,053	$877,766	$625,171
Fully taxable equivalent adjustment	5,506	8,663	7,079
Interest income – fully taxable equivalent	1,180,559	886,429	632,250
Interest expense	348,108	119,090	52,200
Net interest income – fully taxable equivalent	$832,451	$767,339	$580,050
Yield on earning assets – fully taxable equivalent	6.03%	4.40%	3.99%
Cost of interest-bearing liabilities	2.52	0.87	0.49
Net interest spread – fully taxable equivalent	3.51	3.53	3.50
Net interest margin – fully taxable equivalent	4.25	3.81	3.66

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2023 vs. 2022	2022 vs. 2021
	(In thousands)
Increase in interest income due to change in earning assets	$45,599	$185,499
Increase in interest income due to change in earning asset yields	248,531	68,680
Increase in interest expense due to change in interest-bearing liabilities	(4,945)	(14,048)
Increase in interest expense due to change in interest rates paid on interest-bearing liabilities	(224,073)	(52,842)
Increase in net interest income	$65,112	$187,289
Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2023, 2022 and 2021. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 4: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31,
	2023			2022			2021
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$319,733	$15,023	4.70%	$2,444,541	$29,110	1.19%	$2,596,460	$3,515	0.14%
Federal funds sold	3,864	221	5.72	1,519	25	1.65	71	—	—
Investment securities – taxable	3,655,632	138,575	3.79	3,582,664	91,933	2.57	2,031,139	30,054	1.48
Investment securities – non-taxable	1,276,566	36,727	2.88	1,178,561	36,363	3.09	858,503	26,017	3.03
Loans receivable	14,314,732	990,013	6.92	12,940,998	728,998	5.63	10,375,457	572,664	5.52
Total interest-earning assets	19,570,527	1,180,559	6.03	20,148,283	886,429	4.40	15,861,630	632,250	3.99
Non-earning assets	2,647,383			2,405,057			1,597,355
Total assets	$22,217,910			$22,553,340			$17,458,985
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$11,162,244	$258,586	2.32%	$11,520,781	$81,061	0.70%	$8,716,004	$15,956	0.18%
Time deposits	1,284,156	37,392	2.91	1,033,431	4,928	0.48	1,087,875	8,980	0.83
Total interest-bearing deposits	12,446,400	295,978	2.38	12,554,212	85,989	0.68	9,803,879	24,936	0.25
Federal funds purchased	44	3	6.82	220	2	0.91	—	—	—
Securities sold under agreement to repurchase	149,014	4,813	3.23	129,006	1,430	1.11	151,190	497	0.33
FHLB & other borrowed funds	753,152	30,825	4.09	473,839	11,076	2.34	400,000	7,604	1.90
Subordinated debentures	440,125	16,489	3.75	515,049	20,593	4.00	370,712	19,163	5.17
Total interest-bearing liabilities	13,788,735	348,108	2.52	13,672,326	119,090	0.87	10,725,781	52,200	0.49
Non-interest-bearing liabilities
Non-interest-bearing deposits	4,599,241			5,378,906			3,924,341
Other liabilities	198,634			171,390			124,724
Total liabilities	18,586,610			19,222,622			14,774,846
Stockholders’ equity	3,631,300			3,330,718			2,684,139
Total liabilities and stockholders’ equity	$22,217,910			$22,553,340			$17,458,985
Net interest spread			3.51%			3.53%			3.50%
Net interest income and margin		$832,451	4.25		$767,339	3.81		$580,050	3.66

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2023 compared to 2022 and 2022 compared to 2021 on a fully taxable equivalent basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Years Ended December 31,
	2023 over 2022			2022 over 2021
	Volume	Yield / Rate	Total	Volume	Yield / Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(42,285)	$28,198	$(14,087)	$(218)	$25,813	$25,595
Federal funds sold	75	121	196	—	25	25
Investment securities – taxable	1,909	44,733	46,642	31,552	30,327	61,879
Investment securities – non-taxable	2,911	(2,547)	364	9,867	479	10,346
Loans receivable	82,989	178,026	261,015	144,298	12,036	156,334
Total interest income	45,599	248,531	294,130	185,499	68,680	254,179
Interest expense:
Interest-bearing transaction and savings deposits	(2,600)	180,125	177,525	6,619	58,486	65,105
Time deposits	1,473	30,991	32,464	(429)	(3,623)	(4,052)
Federal funds purchased	(3)	4	1	1	1	2
Securities sold under agreement to repurchase	254	3,129	3,383	(83)	1,016	933
FHLB & other borrowed funds	8,685	11,064	19,749	1,547	1,925	3,472
Subordinated debentures	(2,864)	(1,240)	(4,104)	6,393	(4,963)	1,430
Total interest expense	4,945	224,073	229,018	14,048	52,842	66,890
Increase in net interest income	$40,654	$24,458	$65,112	$171,451	$15,838	$187,289
Provision for Credit Losses
The Company accounts for credit losses in accordance with ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credits, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases.
Credit Loss Expense: During the year ended December 31, 2023, the Company recorded a $12.0 million provision for credit losses on loans, a $1.7 million provision for credit losses on investment securities and a recovery of $1.5 million provision for unfunded commitments.
Net charge-offs to average total loans decreased to 0.09% for the year ended December 31, 2023 from 0.11% for the year ended December 31, 2022. Non-performing loans to total loans increased from 0.42% as of December 31, 2022 to 0.44% as of December 31, 2023.
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

During the year ended December 31, 2023, one of the Company’s AFS subordinated debt investment securities was downgraded below investment grade. As result, the Company wrote down the value of the investment to its unrealized loss position, which required a $1.7 million provision. The remaining $842,000 allowance for credit losses on AFS investments is associated with certain securities in the subordinated debt portfolio within the banking sector. These investments are classified within the other securities category of the AFS portfolio. The $2.0 million allowance for credit losses for the held-to-maturity portfolio was considered adequate. No additional provision for credit losses was considered necessary for the HTM portfolio.
Non-Interest Income
Total non-interest income was $169.9 million in 2023, compared to $175.1 million in 2022 and $137.6 million in 2021. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.
Table 6 measures the various components of our non-interest income for the years ended December 31, 2023, 2022, and 2021, respectively, as well as changes for the years 2023 compared to 2022 and 2022 compared to 2021.
Table 6: Non-Interest Income

	Years Ended December 31,			2023 Change from 2022		2022 Change from 2021
	2023	2022	2021
	(Dollars in thousands)
Service charges on deposit accounts	$39,207	$37,114	$22,276	$2,093	5.6%	$14,838	66.6%
Other service charges and fees	44,188	44,588	36,451	(400)	(0.9)	8,137	22.3
Trust fees	17,892	12,855	1,960	5,037	39.2	10,895	555.9
Mortgage lending income	10,738	17,657	25,676	(6,919)	(39.2)	(8,019)	(31.2)
Insurance commissions	2,086	2,192	1,943	(106)	(4.8)	249	12.8
Increase in cash value of life insurance	4,655	3,800	2,049	855	22.5	1,751	85.5
Dividends from FHLB, FRB, FNBB & other	11,642	9,198	14,835	2,444	26.6	(5,637)	(38.0)
Gain on sale of SBA loans	278	183	2,380	95	51.9	(2,197)	(92.3)
Gain (loss) on sale of branches, equipment and other assets, net	1,507	15	(105)	1,492	(9946.7)	120	114.3
Gain on OREO, net	332	500	2,003	(168)	(33.6)	(1,503)	(75.0)
Gain on securities, net	—	—	219	—	—	(219)	(100.0)
Fair value adjustment for marketable securities	(1,094)	(1,272)	7,178	178	14.0	(8,450)	(117.7)
Other income	38,503	48,281	20,704	(9,778)	(20.3)	27,577	133.2
Total non-interest income	$169,934	$175,111	$137,569	$(5,177)	(3.0)%	$37,542	27.3%
Non-interest income decreased $5.2 million, or 3.0%, to $169.9 million for the year ended December 31, 2023 from $175.1 million for the same period in 2022. The primary factors that resulted in this decrease were the $9.8 million decrease in other income and the $6.9 million decrease in mortgage lending income, partially offset by the $5.0 million increase in trust fees. Other factors were changes related to service charges on deposit accounts, cash value of life insurance, dividends from FHLB, FRB, FNBB & other and gain on sale of branches, equipment and other assets.
Additional details for the year ended December 31, 2023 on some of the more significant changes are as follows:
•The $2.1 million increase in service charges on deposit accounts is primarily related to an increase in overdraft fees and service charge fees related to the acquisition of Happy.
•The $5.0 million increase in trust fees is primarily related to an increase in trust fees resulting from the acquisition of Happy.
•The $6.9 million decrease in mortgage lending income is primarily related to a decrease in volume of secondary market loans from the high volume of loans during 2022. The decrease in volume is due to the increase in interest rates.

•The $855,000 increase in cash value of life insurance is primarily related to the increase in bank owned life insurance resulting from the acquisition of Happy.
•The $2.4 million increase in dividends from FHLB, FRB, FNBB & other is primarily due to an increase in dividend income from FHLB and FRB stock holdings related to the acquisition of Happy and an increase in dividends on marketable securities, partially offset by a lower volume of dividends from equity investments.
•The $1.5 million increase in gain on sale of branches, equipment and other assets, net, is primarily due to the sales of buildings in Texas and Florida in 2023.
•The $9.8 million decrease in other income is primarily due to the $15.0 million in income in 2022 from the settlement of a lawsuit brought by the Company and a $6.0 million decrease in income for items previously charged-off, which were partially offset by $4.9 million increase in income from equity method investments, $3.1 million in BOLI death benefit income and a $2.8 million increase in rental income primarily related to the acquisition of Happy.
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
•    The $8.0 million decrease in mortgage lending income is primarily due to a decrease in volume of secondary market loans from the high volume of loans during 2021. The decrease in volume is due to the increase in interest rates.
•     The $1.8 million increase in cash value of life insurance is primarily related to the increase in bank owned life insurance resulting from the acquisition of Happy.
•The $5.6 million decrease in dividends from FHLB, FRB, FNBB & other is primarily due to a decrease in special dividends from equity investments, partially offset by an increase in dividend income from marketable securities and an increase in FRB stock holdings related to the acquisition of Happy.
•    The $2.2 million decrease in gain on sale of SBA loans is primarily due to the decrease in the volume of SBA loan sales during 2022.
•     The $1.5 million decrease in gain on OREO resulted from a reduction in the level of sales of OREO during 2022.
•The $8.5 million decrease in the fair value adjustment for marketable securities is due to a reduction in the fair value of marketable securities held by the Company.
•     The $27.6 million increase in other income is primarily due to $15.0 million in income from the settlement of a lawsuit brought by the Company and a $6.3 million adjustment for equity method investments. Other factors include a $2.1 million increase in additional income for items previously charged off, $2.5 million increase in rental income and a $2.0 million increase in investment brokerage fee income, partially offset by a $478,000 decrease in gain on life insurance.

Non-Interest Expense
Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.
Table 7 below sets forth a summary of non-interest expense for the years ended December 31, 2023, 2022, and 2021, as well as changes for the years ended 2023 compared to 2022 and 2022 compared to 2021.
Table 7: Non-Interest Expense

	Years Ended December 31,			2023 Change from 2022		2022 Change from 2021
	2023	2022	2021
	(Dollars in thousands)
Salaries and employee benefits	$256,966	$238,885	$170,755	$18,081	7.6%	$68,130	39.9%
Occupancy and equipment	60,303	53,417	36,631	6,886	12.9	16,786	45.8
Data processing expense	36,329	34,942	24,280	1,387	4.0	10,662	43.9
Merger expense	—	49,594	1,886	(49,594)	(100.0)	47,708	2529.6
Other operating expenses:
Advertising	8,850	7,974	4,855	876	11.0	3,119	64.2
Amortization of intangibles	9,685	8,853	5,683	832	9.4	3,170	55.8
Electronic banking expense	14,313	13,632	9,817	681	5.0	3,815	38.9
Directors' fees	1,814	1,491	1,614	323	21.7	(123)	(7.6)
Due from bank service charges	1,115	1,255	1,044	(140)	(11.2)	211	20.2
FDIC and state assessment	25,530	8,428	5,472	17,102	202.9	2,956	54.0
Hurricane expense	—	176	—	(176)	(100.0)	176	100.0
Insurance	3,567	3,705	3,118	(138)	(3.7)	587	18.8
Legal and accounting	5,230	9,401	3,703	(4,171)	(44.4)	5,698	153.9
Other professional fees	8,815	8,881	6,950	(66)	(0.7)	1,931	27.8
Operating supplies	3,138	3,120	1,915	18	0.6	1,205	62.9
Postage	2,081	2,078	1,283	3	0.1	795	62.0
Telephone	2,160	1,890	1,425	270	14.3	465	32.6
Other expense	32,967	27,905	18,086	5,062	18.1	9,819	54.3
Total non-interest expense	$472,863	$475,627	$298,517	$(2,764)	(0.6)%	$177,110	59.3%
Non-interest expense decreased $2.8 million, or 0.6%, to $472.9 million for the year ended December 31, 2023, from $475.6 million for the same period in 2022. The primary factors that resulted in this decrease was the decrease in merger expense, partially offset by increases in salaries and employee benefits expense and FDIC and state assessment expense. Other factors were changes related to occupancy and equipment expenses, data processing expenses, advertising expenses, amortization of intangibles, legal and accounting expenses and other expense.
Additional details for the year ended December 31, 2023 on some of the more significant changes are as follows:
•The $18.1 million increase in salaries and employee benefits expense is primarily due to the acquisition of Happy.
•The $6.9 million increase in occupancy and equipment expense is primarily due to increases in depreciation on buildings, machinery and equipment; utility expenses; lease expense; equipment maintenance and repairs; janitorial expenses; property taxes and other occupancy expenses related to the acquisition of Happy.
•The $1.4 million increase in data processing expense is primarily due to increases in telecommunication fees, depreciation of equipment and software, software licensing subscriptions, core processing expenses and computer expenses related to the acquisition of Happy.
•The $49.6 million decrease in merger and acquisition expense is due to costs associated with the acquisition of Happy.

•The $876,000 increase in advertising expense is primarily related to the acquisition of Happy.
•The $832,000 increase in amortization of intangibles is due to the acquisition of Happy.
•The $17.1 million increase in FDIC and state assessment expense is primarily due to the FDIC special assessment during the fourth quarter of 2023 and the acquisition of Happy during the second quarter of 2022. The $13.0 million FDIC special assessment was levied in order to recover the losses to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank.
•The $4.2 million decrease in legal and accounting expense is primarily due to expenses related to a lawsuit brought by the Company which were incurred in 2022.
•The $5.1 million increase in other expenses is primarily related to the acquisition of Happy, partially offset by the reduction of $2.1 million in TRUPS redemption fees which were incurred in 2022.
Non-interest expense increased $177.1 million, or 59.3%, to $475.6 million for the year ended December 31, 2022, from $298.5 million for the same period in 2021. The primary factors that resulted in this increase was the increase in salaries and employee benefits expense and merger expense. Other factors were changes related to occupancy and equipment expenses, data processing expenses, electronic banking expense, FDIC and state assessment expense, legal and accounting expenses, other professional fees and other expense.
Additional details for the year ended December 31, 2022 on some of the more significant changes are as follows:
•The $68.1 million increase in salaries and employee benefits expense is primarily due to the acquisition of Happy.
•    The $16.8 million increase in occupancy and equipment expense is primarily due to increases in depreciation on buildings, machinery and equipment; utility expenses; lease expense; equipment maintenance and repairs; janitorial expenses; property taxes and other occupancy expenses related to the acquisition of Happy.
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
•The $3.0 million increase in FDIC and state assessment expense is primarily due to FDIC assessment reductions for 2021 and the acquisition of Happy during the second quarter of 2022.
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

Income Taxes
During 2023, the Company increased its marginal tax rate from 24.6735% to 24.989%. In an effort to more accurately reflect legislative and current state income apportionment, the state tax rate was increased to 5.049%. This raised the blended rate to 24.989%.
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
Income tax expense increased $29.6 million, or 33.2%, to $119.0 million for the year ended December 31, 2023, from $89.3 million for 2022. Income tax expense decreased $8.4 million, or 8.6%, to $89.3 million for the year ended December 31, 2022, from $97.8 million for 2021. The effective tax rates for the years ended December 31, 2023, 2022 and 2021 were 23.24%, 22.64% and 23.45%, respectively. The Company’s marginal tax rate was 24.989%, 24.6735% and 25.740% for years ended December 31, 2023, 2022 and 2021, respectively.
Financial Condition as of and for the Years Ended December 31, 2023 and 2022
Our total assets as of December 31, 2023 decreased $226.9 million to $22.66 billion from the $22.88 billion reported as of December 31, 2022. The decrease in total assets is primarily due to a $539.5 million decrease in investment securities resulting from paydowns and maturities, which was partially offset by a $275.4 million increase in cash and cash equivalents during the year. Our loan portfolio balance increased $15.2 million to $14.42 billion as of December 31, 2023, from $14.41 billion as of December 31, 2022. The increase in loans was due to $340.4 million in organic loan growth within our legacy footprint, which was partially offset by $325.2 million of organic loan decline from our Centennial CFG franchise during 2023. Total deposits decreased $1.15 billion to $16.79 billion as of December 31, 2023 compared to $17.94 billion as of December 31, 2022. The decrease in deposits was primarily due to the runoff of deposits during 2023 as a result of the rising interest rate environment. Stockholders’ equity increased $264.7 million to $3.79 billion as of December 31, 2023, compared to $3.53 billion as of December 31, 2022. The increase in stockholders’ equity is primarily associated with the $392.9 million in net income and the $56.4 million increase in accumulated other comprehensive income, which were partially offset by the $145.9 million of shareholder dividends paid and the repurchase of $48.3 million of our common stock during 2023. The improvement in stockholders’ equity was 7.5% for the year ended December 31, 2023 compared to December 31, 2022.
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
Loan Portfolio
Our loan portfolio averaged $14.31 billion and $12.94 billion during the years ended December 31, 2023 and 2022, respectively. Loans receivable were $14.42 billion as of December 31, 2023 compared to $14.41 billion as of December 31, 2022, an increase of $15.2 million, or 0.1%.

During 2023, the Company experienced $15.2 million in organic loan growth. The $15.2 million in organic loan growth included $340.4 million in organic loan growth for our legacy footprint which was partially offset by $325.2 million of organic loan decline for Centennial CFG during 2023.
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
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, Texas, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Texas, Alabama and New York. Loans receivable were approximately $3.23 billion, $3.93 billion, $3.94 billion, $125.1 million, $1.24 billion and $1.95 billion as of December 31, 2023 in Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG, respectively.
As of December 31, 2023, we had $867.5 million of construction/land development loans which were collateralized by land. This consisted of $84.2 million for raw land and $783.3 million for land with commercial and/or residential lots.
Table 8 presents our loans receivable balances by category as of December 31, 2023 and 2022.
Table 8: Loans Receivable

	As of December 31,
	2023	2022
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$5,549,954	$5,632,063
Construction/land development	2,293,047	2,135,266
Agricultural	325,156	346,811
Residential real estate loans:
Residential 1-4 family	1,844,260	1,748,551
Multifamily residential	435,736	578,052
Total real estate	10,448,153	10,440,743
Consumer	1,153,690	1,149,896
Commercial and industrial	2,324,991	2,349,263
Agricultural	307,327	285,235
Other	190,567	184,343
Total loans receivable	$14,424,728	$14,409,480
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
As of December 31, 2023, commercial real estate loans totaled $8.17 billion, or 56.7% of loans receivable, as compared to $8.11 billion, or 56.3% of loans receivable, as of December 31, 2022. Commercial real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $2.07 billion, $2.41 billion, $2.23 billion, $47.5 million, zero and $1.41 billion at December 31, 2023, respectively.

Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 50.1% and 40.9% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of December 31, 2023, with the remaining 9.0% relating to condos and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to many factors including the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of December 31, 2023, residential real estate loans totaled $2.28 billion, or 15.8%, of loans receivable, compared to $2.33 billion, or 16.1% of loans receivable, as of December 31, 2022. Residential real estate loans originated in our franchises in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $511.2 million, $978.8 million, $611.4 million, $42.2 million, zero and $136.4 million at December 31, 2023, respectively.
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
As of December 31, 2023, consumer loans totaled $1.15 billion, or 8.0% of loans receivable, compared to $1.15 billion, or 8.0% of loans receivable, as of December 31, 2022. Consumer loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $22.5 million, $8.2 million, $16.6 million, $513,000, $1.11 billion and zero at December 31, 2023, respectively.
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
As of December 31, 2023, commercial and industrial loans totaled $2.32 billion, or 16.1% of loans receivable, which compared to $2.35 billion, or 16.3% of loans receivable, as of December 31, 2022. Commercial and industrial loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $478.9 million, $471.6 million, $817.5 million, $29.5 million, $140.7 million and $386.9 million at December 31, 2023, respectively.
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
As of December 31, 2023, agricultural loans totaled $307.3 million, or 2.1% of loans receivable, compared to the $285.2 million, or 2.0% of loans receivable as of December 31, 2022. Agricultural loans originated in our Arkansas and Texas markets were $52.8 million and $254.6 million, respectively, and zero in our Florida, Alabama, SPF and Centennial CFG markets at December 31, 2023.
Table 9 presents the distribution of the maturity of our total loans as of December 31, 2023. The table also presents the portion of our loans that have fixed interest rates and interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.
The loans acquired during our acquisitions accrete interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted-average life of the loans).

Table 9: Maturity Distribution of Loan Portfolio and Interest Rate Detail of Loans Due After One Year

	Maturity Distribution of Loan Portfolio
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,372,621	$2,689,873	$1,192,724	$294,736	$5,549,954
Construction/land development	834,738	997,149	267,636	193,524	2,293,047
Agricultural	64,652	121,477	90,588	48,439	325,156
Residential real estate loans
Residential 1-4 family	242,194	331,692	295,159	975,215	1,844,260
Multifamily residential	103,295	233,636	72,163	26,642	435,736
Total real estate	2,617,500	4,373,827	1,918,270	1,538,556	10,448,153
Consumer	9,519	38,447	280,813	824,911	1,153,690
Commercial and industrial	649,941	1,215,332	434,024	25,694	2,324,991
Agricultural	227,852	64,267	14,468	740	307,327
Other	35,263	122,112	17,179	16,013	190,567
Total loans receivable	$3,540,075	$5,813,985	$2,664,754	$2,405,914	$14,424,728

	Loans Due After One Year
	Predetermined Interest Rates	Floating or Adjustable Interest Rates	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,874,238	$2,303,095	$4,177,333
Construction/land development	291,927	1,166,382	1,458,309
Agricultural	111,659	148,845	260,504
Residential real estate loans
Residential 1-4 family	554,437	1,047,629	1,602,066
Multifamily residential	177,035	155,406	332,441
Total real estate	3,009,296	4,821,357	7,830,653
Consumer	1,091,734	52,437	1,144,171
Commercial and industrial	557,660	1,117,390	1,675,050
Agricultural	30,331	49,144	79,475
Other	136,542	18,762	155,304
Total loans receivable	$4,825,563	$6,059,090	$10,884,653

Non-Performing Assets
We classify our problem loans into three categories: past due loans, special mention loans and classified loans (accruing and non-accruing).
When management determines that a loan is no longer performing, and that collection of interest appears doubtful, the loan is placed on non-accrual status. Generally, loans that are 90 days past due are placed on non-accrual status unless they are adequately secured and there is reasonable assurance of full collection of both principal and interest. Our management closely monitors all loans that are contractually 90 days past due, treated as “special mention” or otherwise classified or on non-accrual status.
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. For PCD loans not individually analyzed for impairment, the Company develops separate PCD models for each loan segment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $130.7 million and $142.5 million in PCD loans, as of December 31, 2023 and 2022, respectively.
Table 10 sets forth information with respect to our non-performing assets as of December 31, 2023 and 2022. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 10: Non-performing Assets

	As of December 31,
	2023	2022
	(Dollars in thousands)
Non-accrual loans	$59,971	$51,011
Loans past due 90 days or more (principal or interest payments)	4,130	9,845
Total non-performing loans	64,101	60,856
Other non-performing assets
Foreclosed assets held for sale, net	30,486	546
Other non-performing assets	785	74
Total other non-performing assets	31,271	620
Total non-performing assets	$95,372	$61,476
Allowance for credit losses to non-accrual loans	480.62%	567.86%
Allowance for credit losses to non-performing loans	449.66	475.99
Non-accrual loans to total loans	0.42	0.35
Non-performing loans to total loans	0.44	0.42
Non-performing assets to total assets	0.42	0.27
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
Total non-performing loans were $64.1 million as of December 31, 2023, compared to $60.9 million as of December 31, 2022, for an increase of $3.2 million. The $3.2 million increase in non-performing loans is primarily the result of increases in non-performing loans in our Texas, Arkansas, SPF and Alabama markets of $11.3 million, $7.0 million, $452,000 and $9,000, respectively, which were partially offset by decreases in non-performing loans in our Florida and Centennial CFG markets of $11.2 million and $4.4 million, respectively. Non-performing loans at December 31, 2023, were $15.4 million, $9.3 million, $33.5 million, $413,000, $2.8 million and $2.7 million in the Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets, respectively.

The $2.7 million balance of non-accrual loans for our Centennial CFG Capital Markets Group consists of two loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. The loans are not current on either principal or interest, and we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve. Any interest payments that are received will be applied to the principal balance. In addition, the $22.8 million balance of foreclosed assets held for sale for our Centennial CFG Property Finance Group consists of an office building located in California which was placed in foreclosed assets held for sale during the fourth quarter of 2023. This represents the largest component of the Company's $30.5 million in foreclosed assets held for sale.
Debt restructuring generally occurs when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our restructured loans that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. As of December 31, 2023, we had $22.7 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual. Our Florida market contains $17.4 million, our Arkansas market contains $1.7 million, our Texas market contains $1.4 million and our New York region contains $2.2 million of these restructured loans.
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
The majority of the Bank’s restructured loans relate to real estate lending and generally involve reducing the interest rate, changing from a principal and interest payment to interest-only, lengthening the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At December 31, 2023, the amount of restructured loans was $24.6 million. As of December 31, 2023, 92.1% of all restructured loans were performing to the terms of the restructure.
Total foreclosed assets held for sale were $30.5 million as of December 31, 2023, compared to $546,000 as of December 31, 2022 for a increase of $29.9 million. The foreclosed assets held for sale as of December 31, 2023 are comprised of approximately $167,000 of assets located in Arkansas, $7.3 million of assets located in Florida, zero located in Alabama, $22.8 million of assets in our Centennial CFG market and $264,000 located in Texas. The increase in total foreclosed assets held for sale was primarily due to the addition of two properties during 2023. The first is an office building located in Santa Monica, California with a carrying value of $22.8 million, and the second is an office building located in Miami, Florida with a carrying value of $7.0 million. These two properties account for $29.8 million of the balance of foreclosed assets held for sale at December 31, 2023.
Table 11 shows the summary of foreclosed assets held for sale as of December 31, 2023 and 2022.
Table 11: Total Foreclosed Assets Held for Sale

	December 31
	2023	2022
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$29,894	$118
Construction/land development	47	47
Residential real estate loans
Residential 1-4 family	545	260
Multifamily residential	—	121
Total foreclosed assets held for sale	$30,486	$546

The Company had $94.9 million and $221.1 million in impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, average impaired loans were $160.9 million compared to $297.7 million as of December 31, 2022. The amortized cost balance for loans with a specific allocation decreased from $168.6 million to $10.5 million, and the specific allocation for impaired loans decreased by approximately $24.8 million for the period ended December 31, 2023 compared to the period ended December 31, 2022. As of December 31, 2023, our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets accounted for approximately $22.8 million, $26.8 million, $37.2 million, $413,000, $2.8 million and $4.9 million of the impaired loans, respectively.
Past Due and Non-Accrual Loans
Table 12 shows the summary non-accrual loans as of December 31, 2023 and 2022:
Table 12: Total Non-Accrual Loans

	As of December 31,
	2023	2022
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$13,178	$12,219
Construction/land development	12,094	1,977
Agricultural	431	278
Residential real estate loans
Residential 1-4 family	20,351	18,083
Total real estate	46,054	32,557
Consumer	3,423	2,842
Commercial and industrial	9,982	14,920
Agricultural & other	512	692
Total non-accrual loans	$59,971	$51,011
If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $5.4 million for the year ended December 31, 2023, $4.0 million in 2022, and $2.4 million in 2021 would have been recorded. Interest income recognized on the non-accrual loans for the years ended December 31, 2023, 2022 and 2021 was considered immaterial.

Table 13 shows the summary of accruing past due loans 90 days or more as of December 31, 2023 and 2022:
Table 13: Total Loans Accruing Past Due 90 Days or More

	As of December 31,
	2023	2022
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,177	$1,844
Construction/land development	255	31
Residential real estate loans
Residential 1-4 family	84	1,374
Total real estate	2,516	3,249
Consumer	79	35
Commercial and industrial	1,535	6,300
Other	—	261
Total loans accruing past due 90 days or more	$4,130	$9,845
Our total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.44% and 0.42% as of December 31, 2023 and 2022, respectively.
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
The Company uses the DCF method to estimate expected losses for all of Company’s loan pools. These pools are as follows: construction & land development; other commercial real estate; residential real estate; commercial & industrial; and consumer & other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.
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
Loans considered to be collateral dependent, according to ASC 326, are loans for which, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The aggregate amount of collateral shortfall on such loans is utilized in evaluating the adequacy of the allowance for credit losses and amount of provisions thereto. Losses on collateral dependent loans are charged against the allowance for credit losses when in the process of collection, it appears likely that such losses will be realized. The accrual of interest on collateral dependent loans is discontinued when, in management’s opinion the collection of interest is doubtful or generally when loans are 90 days or more past due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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
Specific Allocations. As a general rule, if a specific allocation is warranted, it is the result of a credit loss analysis of a previously classified credit or relationship. Typically, when it becomes evident through the payment history or a financial statement review that a loan or relationship is no longer supported by the cash flows of the asset and/or borrower and has become collateral dependent, we will use appraisals or other collateral analysis to determine if a specific allocation is needed. The amount or likelihood of loss on this credit may not yet be evident, so a charge-off would not be prudent. However, if the analysis indicates that a specific allocation is needed, then a specific allocation will be determined for this loan. This analysis is performed each quarter in connection with the preparation of the analysis of the adequacy of the allowance for credit losses, and if necessary, adjustments are made to the specific allocation provided for a particular loan..
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
As a general rule, when it becomes evident that the full principal and accrued interest of a loan may not be collected, generally at 90 days past due, or by law at 105 days past due, we will reflect that loan as non-performing. It will remain non-performing until it performs in a manner that it is reasonable to expect that we will collect the full principal and accrued interest.
When the amount or likelihood of a loss on a loan has been determined, a charge-off should be taken in the period it is determined. If a partial charge-off occurs, the quarterly impairment analysis will determine if the loan is still impaired, and thus continues to require a specific allocation.
The Company had $94.9 million and $221.1 million in impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) at December 31, 2023 and 2022, respectively.
Loans Collectively Evaluated for Credit Loss. Loans receivable collectively evaluated for credit loss increased by approximately $62.3 million from $14.19 billion at December 31, 2022 to $14.25 billion at December 31, 2023. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for credit loss to the total loans collectively evaluated for impairment increased from 1.82% at December 31, 2022 to 1.98% at December 31, 2023.
Charge-offs and Recoveries. Total charge-offs decreased to $16.1 million for the year ended December 31, 2023, compared to $17.3 million for the year ended December 31, 2022. Total recoveries decreased to $2.7 million for the year ended December 31, 2023, compared to $3.2 million for the same period in 2022.
Net loans charged off for the years ended December 31, 2023 and 2022 were $13.4 million and $14.0 million, respectively. For the years ended December 31, 2023 and 2022, approximately $2.2 million and $1.4 million, respectively, of the net charge-offs were from our Arkansas market. For the years ended December 31, 2023 and 2022, approximately $2.3 million and $4.5 million, respectively, of the net charge-offs were from our Florida market. For the years ended December 31, 2023 and 2022, approximately $4.0 million and $5.4 million, respectively, of the net charge-offs were from our Texas market. Approximately $36,000 and $55,000 related to net charge-offs for the years ended December 31, 2023 and 2022, respectively, on loans in our Alabama market. For the years ended December 31, 2023 and 2022, approximately $305,000 and $290,000 of the net charge-offs were from our SPF market. For the years ended December 31, 2023 and 2022, approximately $4.6 million and $2.3 million, respectively, of the net charge-offs were from our Centennial CFG market.
While the 2023 charge-offs and recoveries consisted of many relationships, there were two individual relationships that consisted of charge-offs greater than $1.0 million. The first was a $3.1 million charge-off for a commercial and industrial loan in our Centennial CFG market, and the second was a $1.5 million charge-off for a commercial real estate loan in our Florida market.
While the 2022 charge-offs and recoveries consisted of many relationships, there were three individual relationships consisting of charge-offs greater than $1.0 million. The first was a $4.0 million charge-off for a commercial and industrial loan in our Florida market. The second was a $3.6 million charge-off for a commercial and industrial loan in our Centennial CFG market, and the third was a $1.5 million charge-off for a commercial and industrial loan in our Centennial CFG market.
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

Table 14 shows the allowance for credit losses, charge-offs and recoveries for loans as of and for the years ended December 31, 2023 and 2022.
Table 14: Analysis of Allowance for Credit Losses

	As of December 31,
	2023	2022
	(Dollars in thousands)
Balance, beginning of year	$289,669	$236,714
Allowance for credit losses on acquired PCD loans	—	16,816
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	2,328	—
Construction/land development	263	1
Agricultural	7	—
Residential real estate loans:
Residential 1-4 family	269	410
Multifamily residential	—	36
Total real estate	2,867	447
Consumer	543	2,332
Commercial and industrial	9,157	9,773
Other	3,488	4,715
Total loans charged off	16,055	17,267
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	533	967
Construction/land development	113	405
Residential real estate loans:
Residential 1-4 family	321	118
Multifamily residential	8	1
Total real estate	975	1,491
Consumer	101	143
Commercial and industrial	583	780
Other	1,011	822
Total recoveries	2,670	3,236
Net loans charged off (recovered)	13,385	14,031
Provision for credit loss - loans	11,950	5,000
Provision for credit loss - acquired loans	—	45,170
Balance, end of year	$288,234	$289,669
Net charge-offs (recoveries) to average loans receivable	0.09%	0.11%
Allowance for credit losses to total loans	2.00	2.01
Allowance for credit losses to net charge-offs (recoveries)	2,153.41	2,064.49
Net charge-offs to average loans receivable were 0.09% and 0.11% as of December 31, 2023 and 2022, respectively. The low level of charge-offs for the year emphasize the Company's strong asset quality, and additional disclosure of net charge-offs to average loans outstanding by loan category is not considered necessary.

Table 15 presents the allocation of allowance for credit losses as of December 31, 2023 and 2022.
Table 15: Allocation of Allowance for Credit Losses

	December 31, 2023
	2023		2022
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$77,194	38.5%	$92,197	39.1%
Construction/land development	33,877	15.9	32,243	14.8
Agricultural residential real estate loans:	1,441	2.3	1,651	2.4
Residential real estate loans:
Residential 1-4 family	51,313	12.8	45,312	12.1
Multifamily residential	4,547	3.0	5,651	4.0
Total real estate	168,372	72.5	177,054	72.4
Consumer	24,728	8.0	20,907	8.0
Commercial and industrial	91,551	16.1	88,131	16.3
Agricultural	1,259	2.1	1,223	2.0
Other	2,324	1.3	2,354	1.3
Total	$288,234	100.0%	$289,669	100.0%
(1)Percentage of loans in each category to total loans receivable.
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 5.07 years as of December 31, 2023.
Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. We had $1.28 billion and $1.29 billion of held-to-maturity securities at December 31, 2023 and 2022, respectively. As of December 31, 2023, $1.11 billion, or 86.5%, were invested in obligations of state and political subdivisions, compared to $1.11 billion, or 86.2%, as of December 31, 2022. As of December 31, 2023, $43.3 million, or 3.4%, were invested in obligations of U.S. Government-sponsored enterprises, compared to $43.0 million, or 3.3%, as of December 31, 2022. As of December 31, 2023, $130.3 million, or 10.2%, were invested in U.S. Government-sponsored mortgage-backed securities, compared to $135.0 million, or 10.5%, as of December 31, 2022.
Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $3.51 billion and $4.04 billion as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, $1.52 billion, or 43.3%, of our available-for-sale securities were invested in U.S. government-sponsored mortgage-backed securities, compared to $1.69 billion, or 41.7%, of our available-for-sale securities as of December 31, 2022. To reduce our income tax burden, $916.3 million, or 26.1%, of our available-for-sale securities portfolio as of December 31, 2023, were primarily invested in tax-exempt obligations of state and political subdivisions, compared to $906.3 million, or 22.4%, of our available-for-sale securities as of December 31, 2022. We had $346.6 million, or 9.9%, invested in obligations of U.S. Government-sponsored enterprises as of December 31, 2023, compared to $661.8 million, or 16.4%, of our available-for-sale securities as of December 31, 2022. We had $363.5 million, or 10.4%, invested in non-government-sponsored asset backed securities as of December 31, 2023, compared to $414.4 million, or 10.3%, of our available-for-sale securities as of December 31, 2022. As of December 31, 2023, $175.4 million, or 5.0%, of our available-for-sale securities were invested in private mortgage-backed securities, compared to $179.1 million, or 4.4%, of our available-for-sale securities as of December 31, 2022. Also, we had approximately $185.6 million, or 5.3%, invested in other securities as of December 31, 2023, compared to $194.5 million, or 4.8% of our available-for-sale securities as of December 31, 2022.
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
During the year ended December 31, 2023, one of the Company’s AFS subordinated debt investment securities was downgraded below investment grade. As result, the Company wrote down the value of the investment to its unrealized loss position, which required a $1.7 million provision. The remaining $842,000 allowance for credit losses on AFS investments is associated with certain securities in the subordinated debt portfolio within the banking sector. These investments are classified within the other securities category of the AFS portfolio. The $2.0 million allowance for credit losses for the held-to-maturity portfolio was considered adequate. No additional provision for credit losses was considered necessary for the HTM portfolio.
Table 16 presents the carrying value and fair value of available-for-sale and held-to-maturity investment securities as of December 31, 2023 and 2022.
Table 16: Investment Securities

	December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
U.S. government-sponsored enterprises	$361,494	$—	$361,494	$2,247	$(17,093)	$346,648
U.S. government-sponsored mortgage-backed securities	1,711,668	—	1,711,668	310	(191,557)	1,520,421
Private mortgage-backed securities	191,522	—	191,522	—	(16,117)	175,405
Non-government-sponsored asset backed securities	370,203	—	370,203	821	(7,551)	363,473
State and political subdivisions	990,318	—	990,318	1,938	(75,931)	916,325
Other securities	215,722	(2,525)	213,197	402	(28,030)	185,569
Total	$3,840,927	$(2,525)	$3,838,402	$5,718	$(336,279)	$3,507,841

	December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity
U.S. government-sponsored enterprises	$43,285	$—	$43,285	$—	$(2,607)	$40,678
U.S. government-sponsored mortgage-backed securities	130,278	—	130,278	106	(4,362)	126,022
State and political subdivisions	1,110,424	(2,005)	1,108,419	456	(105,094)	1,003,781
Total	$1,283,987	$(2,005)	$1,281,982	$562	$(112,063)	$1,170,481

	December 31, 2022
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
U.S. government-sponsored enterprises	$682,316	$—	$682,316	$2,713	$(23,209)	$661,820
U.S. government-sponsored mortgage-backed securities	1,900,796	—	1,900,796	71	(215,405)	1,685,462
Private mortgage-backed securities	197,435	—	197,435	—	(18,302)	179,133
Non-government-sponsored asset backed securities	428,933	—	428,933	95	(14,654)	414,374
State and political subdivisions	1,021,188	(842)	1,020,346	1,649	(115,698)	906,297
Other securities	214,952	—	214,952	251	(20,699)	194,504
Total	$4,445,620	$(842)	$4,444,778	$4,779	$(407,967)	$4,041,590

	December 31, 2022
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity
U.S. government-sponsored enterprises	$43,017	$—	$43,017	$—	$(3,349)	$39,668
U.S. government-sponsored mortgage-backed securities	135,000	—	135,000	131	(3,756)	131,375
State and political subdivisions	1,111,693	(2,005)	1,109,688	65	(154,650)	955,103
Total	$1,289,710	$(2,005)	$1,287,705	$196	$(161,755)	$1,126,146
Table 17 reflects the amortized cost and estimated fair value of available-for-sale and held-to-maturity securities as of December 31, 2023 and 2022, by contractual maturity as well as the weighted-average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities by contractual maturity. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 17: Maturity and Yield Distribution of Investment Securities

	December 31, 2023
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Available-for-sale
U.S. government-sponsored enterprises	$16,787	$131,363	$117,199	$96,145	$—	$361,494	$346,648
U.S. government-sponsored mortgage-backed securities	—	—	—	—	1,711,668	1,711,668	1,520,421
Private mortgage-backed securities	—	—	—	—	191,522	191,522	175,405
Non-government-sponsored asset backed securities	—	—	—	—	370,203	370,203	363,473
State and political subdivisions	2,540	41,095	130,784	815,899	—	990,318	916,325
Other securities	—	52,328	153,020	10,374	—	215,722	185,569
Total	$19,327	$224,786	$401,003	$922,418	$2,273,393	$3,840,927	$3,507,841
Percentage of total amortized cost	0.5%	5.9%	10.4%	24.0%	59.2%	100.0%

	December 31, 2023
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Held-to-maturity
U.S. government-sponsored enterprises	$—	$9,510	$33,775	$—	$—	$43,285	$40,678
U.S. government-sponsored mortgage-backed securities	—	—	—	—	130,278	130,278	126,022
State and political subdivisions	—	17,988	272,169	820,267	—	1,110,424	1,003,781
Total	$—	$27,498	$305,944	$820,267	$130,278	$1,283,987	$1,170,481
Percentage of total amortized cost	—%	2.1%	23.8%	63.9%	10.2%	100.0%

	December 31, 2023
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Tax Equivalent Yield
	(Dollars in thousands)
Available-for-sale
U.S. government-sponsored enterprises	1.79%	2.53%	3.65%	6.04%	—%	3.79%
U.S. government-sponsored mortgage-backed securities	—	—	—	—	2.63	2.63
Private mortgage-backed securities	—	—	—	—	3.87	3.87
Non-government-sponsored asset backed securities	—	—	—	—	6.41	6.41
State and political subdivisions	3.88	3.00	3.14	2.83	—	2.88
Other securities	—	3.99	4.19	4.75	—	4.17
Held-to-maturity
U.S. government-sponsored enterprises	—%	2.45%	3.20%	—%	—%	3.04%
U.S. government-sponsored mortgage-backed securities	—	—	—	—	4.22	4.22
State and political subdivisions	—	3.04	3.22	3.51	—	3.43

	December 31, 2022
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Available-for-sale
U.S. government-sponsored enterprises	$257,082	$96,882	$198,889	$129,463	$—	$682,316	$661,820
U.S. government-sponsored mortgage-backed securities	—	—	—	—	1,900,796	1,900,796	1,685,462
Private mortgage-backed securities	—	—	—	—	197,435	197,435	179,133
Non-government-sponsored asset backed securities	—	—	—	—	428,933	428,933	414,374
State and political subdivisions	3,808	25,231	108,082	884,067	—	1,021,188	906,297
Other securities	8,500	41,248	149,848	15,356	—	214,952	194,504
Total	$269,390	$163,361	$456,819	$1,028,886	$2,527,164	$4,445,620	$4,041,590
Percentage of total amortized cost	6.1%	3.7%	10.3%	23.1%	56.8%	100.0%

	December 31, 2022
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Held-to-maturity
U.S. government-sponsored enterprises	$—	$—	$43,017	$—	$—	$43,017	$39,668
U.S. government-sponsored mortgage-backed securities	—	—	—	—	135,000	135,000	131,375
State and political subdivisions	—	4,782	173,165	933,746	—	1,111,693	955,103
Other securities	—	—	—	—	—	—	—
Total	$—	$4,782	$216,182	$933,746	$135,000	$1,289,710	$1,126,146
Percentage of total amortized cost	—%	0.4%	16.8%	72.4%	10.4%	100.0%

	December 31, 2022
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Tax Equivalent Yield
	(Dollars in thousands)
Available-for-sale
U.S. government-sponsored enterprises	2.97%	2.03%	2.69%	3.64%	—%	2.88%
U.S. government-sponsored mortgage-backed securities	—	—	—	—	2.45	2.45
Private mortgage-backed securities	—	—	—	—	3.73	3.73
Non-government-sponsored asset backed securities	—	—	—	—	4.98	4.98
State and political subdivisions	4.35	3.46	2.99	2.84	—	2.88
Other securities	—	4.58	3.81	5.34	—	4.13
Held-to-maturity
U.S. government-sponsored enterprises	—%	—%	3.04%	—%	—%	3.04%
U.S. government-sponsored mortgage-backed securities	—	—	—	—	4.24	4.24
State and political subdivisions	—	3.17	3.25	3.58	—	3.53

The weighted average tax-equivalent yield is calculated by multiplying the carried book value by the tax-equivalent yield for each security and is then grouped by investment type and maturity. Tax-exempt obligations have been computed on a tax-equivalent basis. Taxable-equivalent adjustments are the result of increasing income from tax-free investments by an amount equal to the taxes that would be paid if the income were fully taxable, thus making tax-exempt yields comparable to taxable asset yields. Taxable equivalent adjustments were based upon 24.989% and 24.6735% income tax rates for 2023 and 2022, respectively. In 2023, $31.6 million of interest income on debt securities was excluded from Federal taxation, and $18.9 million was excluded from state taxation. In 2022, $28.4 million of interest income on debt securities was excluded from Federal taxation, and $12.3 million was excluded from state taxation.
Deposits
Our deposits averaged $17.05 billion for the year ended December 31, 2023 and $17.93 billion for 2022. Total deposits decreased $1.15 billion, or 6.4%, to $16.79 billion as of December 31, 2023, from $17.94 billion as of December 31, 2022. Uninsured deposits including related interest accrued and unpaid were $8.34 billion as of December 31, 2023 compared to $9.83 billion as of December 31, 2022. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
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
Table 18 reflects the classification of the brokered deposits as of December 31, 2023 and 2022.
Table 18: Brokered Deposits

	December 31, 2023	December 31, 2022
	(In thousands)
Time Deposits	$—	$—
Insured Cash Sweep and Other Transaction Accounts	401,004	476,630
Total Brokered Deposits	$401,004	$476,630
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the target rate seven times during 2022. First, on March 16, 2022, the target rate was increased to 0.25% to 0.50%. Second, on May 4, 2022, the target rate was increased to 0.75% to 1.00%. Third, on June 15, 2022, the target rate was increased to 1.50% to 1.75%. Fourth, on July 27, 2022, the target rate was increased to 2.25% to 2.50%. Fifth, on September 21, 2022, the target rate was increased to 3.00% to 3.25%. Sixth, on November 2, 2022, the target rate was increased to 3.75% to 4.00%. Seventh, on December 14, 2022, the target rate was increased to 4.25% to 4.50%. The Federal Reserve increased the target rate four times during 2023. First, on February 1, 2023, the target rate was increased to 4.50% to 4.75%, second, on March 22, 2023, the target rate was increased to 4.75% to 5.00%, third, on May 3, 2023, the target rate was increased to 5.00% to 5.25% and fourth, on July 26, 2023, the target rate was increased to 5.25% to 5.50%.

Table 19 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2023, 2022, and 2021.
Table 19: Average Deposit Balances and Rates

	Years Ended December 31,
	2023		2022		2021
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$4,599,241	—%	$5,378,906	—%	$3,924,341	—%
Interest-bearing transaction accounts	9,905,696	2.51	10,146,537	0.77	7,846,618	0.20
Savings deposits	1,256,548	0.78	1,374,244	0.22	869,386	0.06
Time deposits:
$100,000 or more	822,977	3.17	631,276	0.53	728,845	1.00
Other time deposits	461,179	2.46	402,155	0.39	359,030	0.47
Total	$17,045,641	1.74%	$17,933,118	0.48%	$13,728,220	0.18%
Table 20 presents our maturities of time deposits as of December 31, 2023 and December 31, 2022.
Table 20: Maturities of Time Deposits

	As of December 31,
	2023			2022
	Insured	Uninsured	Total	Insured	Uninsured	Total
	(Dollars in thousands)
Maturing
Three months or less	$264,879	$176,234	$441,113	$221,967	$83,734	$305,701
Over three months to six months	229,569	159,854	389,423	144,936	48,234	193,170
Over six months to 12 months	299,251	203,958	503,209	232,475	123,856	356,331
Over 12 months	96,218	221,900	318,118	129,909	58,123	188,032
Total	$889,917	$761,946	$1,651,863	$729,287	$313,947	$1,043,234
Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $10.9 million, or 8.3%, from $131.1 million as of December 31, 2022 to $142.1 million as of December 31, 2023.
FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $600.0 million and $650.0 million at December 31, 2023 and 2022, respectively. At December 31, 2023, the entire $600.0 million balance was classified as long-term advances. At December 31, 2022, $50.0 million and $600.0 million of the outstanding balance was classified as short-term and long-term advances, respectively. The FHLB advances mature from 2025 to 2037 with fixed interest rates ranging from 3.37% to 4.84% and are secured by loans and investments securities. Expected maturities could differ from contractual maturities because the FHLB has have the right to call or the Company has the right to prepay certain obligations.
Other borrowed funds were $701.3 million as of December 31, 2023 and were classified as short-term advances. The Company had no other borrowed funds as of December 31, 2022.

The Company had access to approximately $1.37 billion in liquidity with the Federal Reserve Bank as of December 31, 2023. This consisted of $89.8 million available from the Discount Window and $1.28 billion available through the Bank Term Funding Program ("BTFP"). As of December 31, 2023, the primary and secondary credit rates available through the Discount Window were 5.50% and 6.00%, respectively, and the BTFP rate was 4.84%. As of December 31, 2023, the Company had drawn $700.0 million from the BTFP in the ordinary course of business. These advances are included within other borrowed funds and are secured by certain investment securities within our investment portfolio.
Additionally, the Company had $1.33 billion and $1.14 billion at December 31, 2023 and 2022, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2023 and 2022, respectively.
Subordinated Debentures
Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $439.8 million and $440.4 million as of December 31, 2023 and 2022, respectively.
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
Stockholders’ Equity
Stockholders’ equity increased $264.7 million to $3.79 billion as of December 31, 2023, compared to $3.53 billion as of December 31, 2022. The $264.7 million increase in stockholders' equity is primarily associated with the $392.9 million in net income for 2023 and $56.4 million in other comprehensive income, which was partially offset by the $145.9 million of shareholder dividends paid and the repurchase of $48.3 million of our common stock during 2023. The improvement in stockholders’ equity was 7.5% for the year ended December 31, 2023 compared to December 31, 2022. As of December 31, 2023 and 2022, our equity to asset ratio was 16.73% and 15.41%, respectively. Book value per common share was $18.81 at December 31, 2023 compared to $17.33 at December 31, 2022.
Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.72, $0.66 and $0.56 per share for the years ended December 31, 2023, 2022 and 2021, respectively. The common stock dividend payout ratio for the year ended December 31, 2023, 2022 and 2021 was 37.13%, 42.07% and 28.88% respectively.
Stock Repurchase Program. During 2023, the Company repurchased a total of 2,225,849 shares with a weighted-average stock price of $21.69 per share. The 2023 earnings were used to fund the repurchases during the year. Shares repurchased under the program as of December 31, 2023 total 22,985,715 shares. The remaining balance available for repurchase was 16,766,285 shares at December 31, 2023.
Liquidity and Capital Adequacy Requirements
Parent Company Liquidity. The primary sources for payment of our operating expenses, and dividends are current cash on hand ($484.5 million as of December 31, 2023), dividends received from our bank subsidiary and a $20.0 million unfunded line of credit with another financial institution.
Bank Liquidity. At December 31, 2023, we held $2.12 billion in assets that could be used for liquidity purposes, which we refer to as net available internal liquidity. This balance consisted of $1.21 billion in unpledged investment securities which could be used for additional secured borrowing capacity, $732.4 million in cash on deposit with the Federal Reserve Bank ("FRB") and $177.2 million in other liquid cash accounts.

Consistent with our practice of maintaining access to significant external liquidity, we had $3.47 billion in net available sources of borrowed funds, which we refer to as net available external liquidity, as of December 31, 2023. This included $4.63 billion in total borrowing capacity with the Federal Home Loan Bank ("FHLB"), of which $1.93 billion has been drawn upon in the ordinary course of business, resulting in $2.69 billion in net available liquidity with the FHLB as of December 31, 2023. The $1.93 billion consisted of $600.0 million in outstanding FHLB advances and $1.33 billion used for pledging purposes. We also had access to approximately $1.37 billion in liquidity with the FRB as of December 31, 2023, of which $700.0 million has been drawn upon in the ordinary course of business, resulting in $674.3 million in net available liquidity with the FRB as of December 31, 2023. The $674.3 million consisted of $89.8 million available borrowing capacity from the Discount Window and $584.5 million available through the BTFP. As of December 31, 2023, the Company also had access to $55.0 million from First National Bankers’ Bank ("FNBB"), and $45.0 million from other various external sources.
Overall, we had $5.59 billion net available liquidity as of December 31, 2023, which consisted of $2.12 billion of net available internal liquidity and $3.47 billion in net available external liquidity. Details on our available liquidity as of December 31, 2023 is available below.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unpledged investment securities (market value)	$1,214,352	$—	$1,214,352
Cash at FRB	732,412	—	732,412
Other liquid cash accounts	177,191	—	177,191
Total Internal Liquidity	2,123,955	—	2,123,955
External Sources
FHLB	4,625,496	1,932,490	2,693,006
FRB Discount Window	89,823	—	89,823
BTFP (par value)	1,284,507	700,000	584,507
FNBB	55,000	—	55,000
Other	45,000	—	45,000
Total External Liquidity	6,099,826	2,632,490	3,467,336
Total Available Liquidity	$8,223,781	$2,632,490	$5,591,291

We have continued to limit our exposure to uninsured deposits and have been actively monitoring this exposure in light of the current banking environment. As of December 31, 2023, we held approximately $8.34 billion in uninsured deposits of which $595.5 million were intercompany subsidiary deposit balances and $3.03 billion were collateralized deposits, for a net position of $4.72 billion. This represents approximately 28.1% of total deposits. In addition, net available liquidity exceeded uninsured and uncollateralized deposits by $867.6 million.

(in thousands)	As of December 31, 2023
Uninsured Deposits	$8,344,570
Intercompany Subsidiary and Affiliate Balances	595,539
Collateralized Deposits	3,025,358
Net Uninsured Position	$4,723,673

Total Available Liquidity	$5,591,291
Net Uninsured Position	4,723,673
Net Available Liquidity in Excess of Uninsured Deposits	$867,618
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2023 and December 31, 2022, we met all regulatory capital adequacy requirements to which we were subject.
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
Table 21 presents our risk-based capital ratios as of December 31, 2023 and 2022.
Table 21: Risk-Based Capital

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$3,791,075	$3,526,362
ASC 326 transitional period adjustment	16,246	24,369
Goodwill and core deposit intangibles, net	(1,446,573)	(1,456,270)
Unrealized loss (gain) on available-for-sale securities	249,075	305,458
Total common equity Tier 1 capital	2,609,823	2,399,919
Qualifying trust preferred securities	—	—
Total Tier 1 capital	2,609,823	2,399,919
Tier 2 capital
Allowance for credit losses	288,234	289,669
ASC 326 transitional period adjustment	(16,246)	(24,369)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(40,509)	(32,184)
Qualifying allowance for credit losses	231,479	233,116
Qualifying subordinated notes	439,834	440,420
Total Tier 2 capital	671,313	673,536
Total risk-based capital	$3,281,136	$3,073,455
Average total assets for leverage ratio	$20,981,774	$22,091,588
Risk weighted assets	$18,440,964	$18,583,293
Ratios at end of period
Common equity Tier 1 capital	14.15%	12.91%
Leverage ratio	12.44	10.86
Tier 1 risk-based capital	14.15	12.91
Total risk-based capital	17.79	16.54
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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
Table 22 presents actual capital amounts and ratios as of December 31, 2023 and 2022, for our bank subsidiary and us.
Table 22: Capital and Ratios

	Actual		Minimum Capital Requirement – Basel III		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2023
Common equity Tier 1 capital ratios:
Home BancShares	$2,609,823	14.15%	$1,290,867	7.00%	N/A	N/A
Centennial Bank	2,495,303	13.60	1,284,347	7.00	1,192,608	6.50
Leverage ratios:
Home BancShares	$2,609,823	12.44%	$839,271	4.00%	N/A	N/A
Centennial Bank	2,495,303	11.92	837,350	4.00	1,046,688	5.00
Tier 1 capital ratios:
Home BancShares	$2,609,823	14.15%	$1,567,482	8.50%	N/A	N/A
Centennial Bank	2,495,303	13.60	1,559,564	8.50	1,467,825	8.00
Total risk-based capital ratios:
Home BancShares	$3,281,136	17.79%	$1,936,301	10.50%	N/A	N/A
Centennial Bank	2,725,909	14.85	1,927,410	10.50	1,835,629	10.00
As of December 31, 2022
Common equity Tier 1 capital ratios:
Home BancShares	$2,399,919	12.91%	$1,300,831	7.00%	N/A	N/A
Centennial Bank	2,408,756	13.00	1,297,352	7.00	1,204,684	6.50
Leverage ratios:
Home BancShares	$2,399,919	10.86%	$883,664	4.00%	N/A	N/A
Centennial Bank	2,408,756	10.93	881,464	4.00	1,101,831	5.00
Tier 1 capital ratios:
Home BancShares	$2,399,919	12.91%	$1,579,580	8.50%	N/A	N/A
Centennial Bank	2,408,756	13.00	1,575,356	8.50	1,482,688	8.00
Total risk-based capital ratios:
Home BancShares	$3,073,455	16.54%	$1,951,246	10.50%	N/A	N/A
Centennial Bank	2,640,992	14.25	1,946,021	10.50	1,853,354	10.00
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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $185.5 million and $184.6 million at December 31, 2023 and 2022, respectively, with the majority of maturities ranging from currently due to four years.
Table 23 presents the anticipated funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2023.
Table 23: Funding Requirements of Financial Commitments

	Payments Due by Period
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
	(In thousands)
Operating lease obligations	$9,373	$16,660	$12,719	$19,827	$58,579
FHLB advances & other borrowings by contractual maturity	701,300	200,000	—	400,000	1,301,300
Subordinated debentures	—	—	—	439,834	439,834
Loan commitments	1,734,513	2,016,760	397,138	439,735	4,588,146
Letters of credit	185,360	—	100	—	185,460
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

In Table 24 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 24: Earnings, As Adjusted

	Years Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
GAAP net income available to common shareholders (A)	$392,929	$305,262	$319,021
Adjustments:
FDIC special assessment	12,983	—	—
BOLI death benefit	(3,117)	—	—
Fair value adjustment for marketable securities	1,094	1,272	(7,178)
Initial provision for credit losses - acquisition	—	58,585	—
Gain on securities	—	—	(219)
Recoveries on historic losses	(3,461)	(6,706)	(5,107)
Branch write-off expense	—	—	—
Special dividend from equity investment	—	(1,434)	(12,500)
Merger expenses	—	49,594	1,886
Hurricane expenses	—	176	—
TRUPS redemption fees	—	2,081	—
Special lawsuit settlement, net of expense	—	(10,000)	—
Total adjustments	7,499	93,568	(23,118)
Tax-effect of adjustments(1)	1,959	22,890	(6,225)
Total adjustments after tax (B)	5,540	70,678	(16,893)
Earnings, as adjusted (C)	$398,469	$375,940	$302,128
Average diluted shares outstanding (D)	202,773	195,019	164,858
GAAP diluted earnings per share: A/D	$1.94	$1.57	$1.94
Adjustments after-tax: B/D	0.03	0.36	(0.11)
Diluted earnings per common share excluding adjustments: C/D	$1.97	$1.93	$1.83
_____________________
(1) Blended statutory tax rate of 24.989% for 2023, 24.6735% for 2022 and 25.740% for 2021.
We had $1.45 billion, $1.46 billion and $998.1 million total goodwill, core deposit intangibles and other intangible assets as of December 31, 2023, 2022 and 2021, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share; return on average assets, excluding intangible amortization; return on average assets, as adjusted; return on average common equity, as adjusted; return on average tangible equity excluding intangible amortization; return on average tangible equity, as adjusted and tangible equity to tangible assets are useful in evaluating our Company. These calculations, which are similar to the GAAP calculation of diluted earnings per common share, book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 25 through 28, respectively.
Table 25: Tangible Book Value Per Share

	Years Ended December 31,
	2023	2022
	(In thousands, except per share data)
Book value per share: A/B	$18.81	$17.33
Tangible book value per share: (A-C-D)/B	11.63	10.17
(A) Total equity	$3,791,075	$3,526,362
(B) Shares outstanding	201,526	203,434
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangible	48,770	58,455

Table 26: Return on Average Assets Excluding Intangible Amortization

	Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Return on average assets: A/D	1.77%	1.35%	1.83%
Return on average assets excluding intangible amortization: (A+B)/(D-E)	1.93	1.47	1.96
Return on average assets, as adjusted: (A+C)/D	1.79	1.67	1.73
(A) Net income	$392,929	$305,262	$319,021
(B) Intangible amortization after-tax	7,288	6,624	4,220
(C) Adjustments after-tax	5,540	70,678	(16,893)
(D) Average assets	22,217,910	22,553,340	17,458,985
(E) Average goodwill, core deposits and other intangible assets	1,451,705	1,335,216	1,000,872
Table 27: Return on Average Tangible Equity Excluding Intangible Amortization

	Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Return on average equity: A/D	10.82%	9.17%	11.89%
Return on average common equity, as adjusted: (A+C)/D	10.97	11.29	11.26
Return on average tangible equity excluding intangible amortization: B/(D-E)	18.36	15.63	19.20
Return on average tangible common equity, as adjusted: (A+C)/(D-E)	18.28	18.84	17.95
(A) Net income	$392,929	$305,262	$319,021
(B) Earnings excluding intangible amortization	400,217	311,886	323,241
(C) Adjustments after-tax	5,540	70,678	(16,893)
(D) Average equity	3,631,300	3,330,718	2,684,139
(E) Average goodwill, core deposits and other intangible assets	1,451,705	1,335,216	1,000,872
Table 28: Tangible Equity to Tangible Assets

	Years Ended December 31,
	2023	2022
	(Dollars in thousands)
Equity to assets: B/A	16.73%	15.41%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	11.05	9.66
(A) Total assets	$22,656,658	$22,883,588
(B) Total equity	3,791,075	3,526,362
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangible	48,770	58,455

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
Table 29: Efficiency Ratio, As Adjusted

	Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Net interest income (A)	$826,945	$758,676	$572,971
Non-interest income (B)	169,934	175,111	137,569
Non-interest expense (C)	472,863	475,627	298,517
FTE Adjustment (D)	5,506	8,663	7,079
Amortization of intangibles (E)	9,685	8,853	5,683
Adjustments:
Non-interest income:
Fair value adjustment for marketable securities	$(1,094)	$(1,272)	$7,178
Special dividend from equity investment	—	1,434	12,500
Gain on OREO, net	332	500	2,003
Gain (loss) on branches, equipment and other assets, net	1,507	15	(105)
Gain on securities, net	—	—	219
BOLI death benefits	3,117	—	—
Special lawsuit settlement	—	15,000	—
Recoveries on historic losses	3,461	6,706	5,107
Total non-interest income adjustments (F)	$7,323	$22,383	$26,902
Non-interest expense:
FDIC special assessment	$12,983	$—	$—
TRUPS redemption fees	—	2,081	—
Merger expenses	—	49,594	1,886
Hurricane expense	—	176	—
Special lawsuit legal expense	—	5,000	—
Total non-core non-interest expense (G)	$12,983	$56,851	$1,886
Efficiency ratio (reported): ((C-E)/(A+B+D))	46.21%	49.53%	40.81%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	45.24	44.55	42.12

Table 30 presents selected unaudited quarterly financial information for 2023 and 2022.
Table 30: Quarterly Results

	2023 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$284,939	$289,632	$294,262	$306,220	$1,175,053
Total interest expense	70,344	81,989	92,325	103,450	$348,108
Net interest income	214,595	207,643	201,937	202,770	826,945
Provision for credit losses	1,200	3,983	1,300	5,650	12,133
Net interest income after provision for credit losses	213,395	203,660	200,637	197,120	814,812
Total non-interest income	34,164	49,509	43,413	42,848	169,934
Total non-interest expense	114,644	116,282	114,762	127,175	472,863
Income before income taxes	132,915	136,887	129,288	112,793	511,883
Income tax expense	29,953	31,616	30,835	26,550	118,954
Net income	$102,962	$105,271	$98,453	$86,243	$392,929
Per share data:
Basic earnings per common share	$0.51	$0.52	$0.49	$0.43	$1.94
Diluted earnings per common share	0.51	0.52	0.49	0.43	1.94

	2022 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$144,903	$217,013	$242,955	$272,895	$877,766
Total interest expense	13,755	18,255	29,851	57,229	119,090
Net interest income	131,148	198,758	213,104	215,666	758,676
Provision for credit losses	—	58,585	—	5,000	63,585
Net interest income after provision for credit losses	131,148	140,173	213,104	210,666	695,091
Total non-interest income	30,669	44,581	43,201	56,660	175,111
Total non-interest expense	76,896	165,482	114,346	118,903	475,627
Income before income taxes	84,921	19,272	141,959	148,423	394,575
Income tax expense	20,029	3,294	33,254	32,736	89,313
Net income	$64,892	$15,978	$108,705	$115,687	$305,262
Per share data:
Basic earnings per common share	$0.40	$0.08	$0.53	$0.57	$1.57
Diluted earnings per common share	0.40	0.08	0.53	0.57	1.57
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
For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2023, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 31 presents our sensitivity to net interest income as of December 31, 2023.
Table 31: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	9.61%
Up 100 basis points	4.93
Down 100 basis points	(5.70)
Down 200 basis points	(11.82)
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
Under the supervision and with the participation of management, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.
FORVIS, LLP, Little Rock, Arkansas, (U.S. PCAOB Auditor Firm I.D.:686), the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders, Board of Directors and Audit Committee
Home BancShares, Inc.
Conway, Arkansas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses
As discussed in Notes 1 and 5 to the financial statements, the Company’s loan portfolio and the associated allowance for credit losses (“ACL”) were $14.4 billion and $288.2 million as of December 31, 2023, respectively. The Company estimates the ACL based on internal and external information relating to past events, current conditions, and reasonable and supportable forecasts. The Company uses the discounted cash flow method to estimate expected losses for all of the Company’s loan segments that exhibit similar risk characteristics and loans that do not share risk characteristics are evaluated on an individual basis. For each loan segment, the Company generates cash flow projections at the instrument level adjusting payment expectations for estimated prepayment speed, curtailments, time to recovery, probability of default and loss given default. Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan segments. Consideration is given to the following factors: changes in lending policies, procedures and strategies; changes in nature and volume of the portfolio; staff experience; changes in volume and trends in classified loans, delinquencies and nonaccruals; concentration risk; trends in underlying collateral values; external factors such as competition, legal and regulatory environment; changes in the quality of the loan review system; and economic conditions.
Auditing management’s estimate of the allowances for loan credit losses, and more specifically the qualitative factor adjustments applied in the ACL, is a critical audit matter. The principal consideration for our determination of the critical audit matter is a high degree of subjectivity of the assumptions utilized in calculating the qualitative reserve component within the model. Furthermore, certain inputs and assumptions lack observable data and, therefore, applying audit procedures required a higher degree of auditor judgement and subjectivity due to the nature and extent of audit evidence and effort required to address this matter.
The primary audit procedures we performed to address this critical audit matter included:
•Obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:
◦Loan data completeness and accuracy,
◦Grouping of loans by segment,
◦Model inputs utilized,
◦Approval of model assumptions selected, and
◦Qualitative factors have been appropriately identified, are adequately supported, and accurately applied.
•Evaluated and tested the data and inputs utilized within the ACL calculation for completeness and accuracy including mathematical accuracy of the calculation.
•Evaluated the qualitative factors for appropriate identification and application including reasonableness of the basis for adjustment.
•Analyzed the total qualitative factor adjustment applied to each loan segment, in comparison to changes in the Company’s quantitatively driven expected credit losses and loan segments and evaluated the appropriateness of the total qualitative factor adjustments applied in the overall allowance.
•Utilized the assistance of the firm’s internal specialists to test the mathematical operation of the model.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2005.
Little Rock, Arkansas
February 26, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders, Board of Directors and Audit Committee
Home BancShares, Inc.
Conway, Arkansas
Opinion on the Internal Control Over Financial Reporting
We have audited Home BancShares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, and our report dated February 26, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ FORVIS, LLP
Little Rock, Arkansas
February 26, 2024

Home BancShares, Inc.
Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2023	2022
Assets
Cash and due from banks	$226,363	$263,893
Interest-bearing deposits with other banks	773,850	460,897
Cash and cash equivalents	1,000,213	724,790
Federal funds sold	5,100	—
Investment securities — available-for-sale, net of allowance for credit losses of $2,525 and $842 at December 31, 2023 and December 31, 2022, respectively (amortized cost of $3,840,927 and $4,445,620 at December 31, 2023 and December 31, 2022, respectively)	3,507,841	4,041,590
Investment securities — held-to-maturity, net of allowance for credit losses of $2,005 at both December 31, 2023 and 2022	1,281,982	1,287,705
Total investment securities	4,789,823	5,329,295
Loans receivable	14,424,728	14,409,480
Allowance for credit losses	(288,234)	(289,669)
Loans receivable, net	14,136,494	14,119,811
Bank premises and equipment, net	393,300	405,073
Foreclosed assets held for sale	30,486	546
Cash value of life insurance	214,516	213,693
Accrued interest receivable	118,966	103,199
Deferred tax asset, net	197,164	209,321
Goodwill	1,398,253	1,398,253
Core deposit intangible	48,770	58,455
Other assets	323,573	321,152
Total assets	$22,656,658	$22,883,588
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$4,085,501	$5,164,997
Savings and interest-bearing transaction accounts	11,050,347	11,730,552
Time deposits	1,651,863	1,043,234
Total deposits	16,787,711	17,938,783
Securities sold under agreements to repurchase	142,085	131,146
FHLB and other borrowed funds	1,301,300	650,000
Accrued interest payable and other liabilities	194,653	196,877
Subordinated debentures	439,834	440,420
Total liabilities	18,865,583	19,357,226
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2023 and 2022; shares issued and outstanding 201,526,494 in 2023 and 203,433,690 in 2022	2,015	2,034
Capital surplus	2,348,023	2,386,699
Retained earnings	1,690,112	1,443,087
Accumulated other comprehensive loss	(249,075)	(305,458)
Total stockholders’ equity	3,791,075	3,526,362
Total liabilities and stockholders’ equity	$22,656,658	$22,883,588
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Interest income:
Loans	$989,616	$728,342	$571,960
Investment securities
Taxable	138,575	91,933	30,054
Tax-exempt	31,618	28,356	19,642
Deposits – other banks	15,023	29,110	3,515
Federal funds sold	221	25	—
Total interest income	1,175,053	877,766	625,171
Interest expense:
Interest on deposits	295,978	85,989	24,936
Federal funds purchased	3	2	—
FHLB and other borrowed funds	30,825	11,076	7,604
Securities sold under agreements to repurchase	4,813	1,430	497
Subordinated debentures	16,489	20,593	19,163
Total interest expense	348,108	119,090	52,200
Net interest income	826,945	758,676	572,971
Provision for credit losses on loans	11,950	50,170	—
(Recovery of) provision for credit losses on unfunded commitments	(1,500)	11,410	(4,752)
Provision for credit losses on investment securities	1,683	2,005	—
Total credit loss expense	12,133	63,585	(4,752)
Net interest income after provision for credit losses	814,812	695,091	577,723
Non-interest income:
Service charges on deposit accounts	39,207	37,114	22,276
Other service charges and fees	44,188	44,588	36,451
Trust fees	17,892	12,855	1,960
Mortgage lending income	10,738	17,657	25,676
Insurance commissions	2,086	2,192	1,943
Increase in cash value of life insurance	4,655	3,800	2,049
Dividends from FHLB, FRB, FNBB & other	11,642	9,198	14,835
Gain on sale of SBA loans	278	183	2,380
Gain (loss) on branches, equipment and other assets, net	1,507	15	(105)
Gain on OREO, net	332	500	2,003
Gain on securities, net	—	—	219
Fair value adjustment for marketable securities	(1,094)	(1,272)	7,178
Other income	38,503	48,281	20,704
Total non-interest income	169,934	175,111	137,569
Non-interest expense:
Salaries and employee benefits	256,966	238,885	170,755
Occupancy and equipment	60,303	53,417	36,631
Data processing expense	36,329	34,942	24,280
Merger and acquisition expenses	—	49,594	1,886
Other operating expenses	119,265	98,789	64,965
Total non-interest expense	472,863	475,627	298,517
Income before income taxes	511,883	394,575	416,775
Income tax expense	118,954	89,313	97,754
Net income	$392,929	$305,262	$319,021
Basic earnings per common share	$1.94	$1.57	$1.94
Diluted earnings per common share	$1.94	$1.57	$1.94
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net income available to all stockholders	$392,929	$305,262	$319,021
Net unrealized gain (loss) on available-for-sale securities	72,617	(417,349)	(45,567)
Other comprehensive income (loss), before tax effect	72,617	(417,349)	(45,567)
Tax effect on other comprehensive (income) loss	(16,234)	101,429	11,909
Other comprehensive income (loss)	56,383	(315,920)	(33,658)
Comprehensive income (loss)	$449,312	$(10,658)	$285,363
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2023, 2022 and 2021

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2021	$1,651	$1,520,617	$1,039,370	$44,120	$2,605,758
Comprehensive income:
Net income	—	—	319,021	—	319,021
Other comprehensive loss	—	—	—	(33,658)	(33,658)
Net issuance of 176,846 shares of common stock from exercise of stock options	2	2,372	—	—	2,374
Repurchase of 1,753,000 shares of common stock	(18)	(44,462)	—	—	(44,480)
Share-based compensation net issuance of 180,184 shares of restricted common stock	2	8,846	—	—	8,848
Cash dividends – Common Stock, $0.56 per share	—	—	(92,142)	—	(92,142)
Balances at December 31, 2021	1,637	1,487,373	1,266,249	10,462	2,765,721
Comprehensive income:
Net income	—	—	305,262	—	305,262
Other comprehensive loss	—	—	—	(315,920)	(315,920)
Net issuance of 78,954 shares of common stock from exercise of stock options	2	154	—	—	156
Issuance of 42,425,352 shares of common stock including approximately $2.5 million in certain stock award settlements and stock issuance costs - Happy Bancshares acquisition	424	960,866	—	—	961,290
Repurchase of 3,098,531 shares of common stock	(31)	(70,825)	—	—	(70,856)
Share-based compensation net issuance of 328,633 shares of restricted common stock	2	9,131	—	—	9,133
Cash dividends – Common Stock, $0.66 per share	—	—	(128,424)	—	(128,424)
Balances at December 31, 2022	2,034	2,386,699	1,443,087	(305,458)	3,526,362
Comprehensive income:
Net income	—	—	392,929	—	392,929
Other comprehensive income	—	—	—	56,383	56,383
Net issuance of 118,653 shares of common stock from exercise of stock options	1	801	—	—	802
Repurchase of 2,225,849 shares of common stock	(22)	(48,319)	—	—	(48,341)
Share-based compensation net issuance of 200,000 shares of restricted common stock	2	9,272	—	—	9,274
Excise tax expense from repurchase of common stock	—	(430)	—	—	(430)
Cash dividends – Common Stock, $0.72 per share	—	—	(145,904)	—	(145,904)
Balances at December 31, 2023	$2,015	$2,348,023	$1,690,112	$(249,075)	$3,791,075
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Cash Flows
	Years Ended December 31,
(In thousands)	2023	2022	2021
Operating Activities
Net income	$392,929	$305,262	$319,021
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	30,929	31,856	19,481
Decrease (increase) in value of equity securities	1,094	1,272	(7,178)
Amortization of securities, net	16,491	20,335	28,516
Accretion of purchased loans	(10,587)	(16,341)	(20,151)
Share-based compensation	9,274	9,133	8,848
Gain on assets	(2,117)	(698)	(4,497)
Provision for credit losses - loans	11,950	50,170	—
Provision for credit losses - unfunded commitments	(1,500)	11,410	(4,752)
Provision for credit losses - investment securities	1,683	2,005	—
Deferred income taxes	(4,077)	2,213	3,868
Increase in cash value of life insurance	(4,655)	(3,800)	(2,049)
Originations of mortgage loans held for sale	(480,847)	(510,136)	(783,293)
Proceeds from sales of mortgage loans held for sale	437,248	503,020	825,397
Changes in assets and liabilities:
Accrued interest receivable	(15,767)	(24,473)	13,792
Other assets	(1,654)	9,342	1,756
Accrued interest payable and other liabilities	(724)	22,602	(9,379)
Net cash provided by operating activities	379,670	413,172	389,380
Investing Activities
Net increase in federal funds sold	(5,100)	—	—
Net (increase) decrease in loans, excluding loans acquired	(9,037)	(673,883)	1,328,378
Purchases of investment securities – available-for-sale	(9,894)	(1,258,403)	(1,390,405)
Purchases of investment securities - held-to-maturity	—	(674,178)	—
Proceeds from maturities of investment securities – available-for-sale	597,912	496,551	652,403
Proceeds from maturities of investment securities – held-to-maturity	5,897	501,529	—
Proceeds from sale of investment securities – available-for-sale	—	67,349	18,112
Purchases of equity securities	—	(49,975)	(13,276)
Proceeds from sales of equity securities	1,522	13,778	16,381
Purchases of other investments	(3,364)	(60,889)	(9,784)
Proceeds from foreclosed assets held for sale	1,292	2,319	7,599
Proceeds from sale of SBA loans	3,968	4,304	25,116
Purchases of premises and equipment, net	(8,550)	(9,016)	(10,282)
Return of investment on cash value of life insurance	3,813	277	418
Purchase of marine loan portfolio	—	(242,617)	—
Net cash proceeds received (paid) – market acquisitions	—	858,584	—
Net cash provided by (used in) investing activities	578,459	(1,024,270)	624,660

Home BancShares, Inc.
Consolidated Statements of Cash Flows
	Years Ended December 31,
(In thousands)	2023	2022	2021
Financing Activities
Net (decrease) increase in deposits, excluding deposits acquired	(1,151,072)	(2,177,058)	1,534,780
Net increase (decrease) in securities sold under agreements to repurchase	10,939	(9,740)	(28,045)
Increase in FHLB and other borrowed funds	6,476,550	601,000	—
Decrease in FHLB and other borrowed funds	(5,825,250)	(429,330)	—
Retirement of subordinated debentures	—	(300,000)	—
Proceeds from issuance of subordinated debentures	—	296,324	—
Redemption of trust preferred securities	—	(96,499)	—
Proceeds from exercise of stock options	802	156	2,374
Repurchase of common stock	(48,771)	(70,856)	(44,480)
Dividends paid on common stock	(145,904)	(128,424)	(92,142)
Net cash (used in) provided by financing activities	(682,706)	(2,314,427)	1,372,487
Net change in cash and cash equivalents	275,423	(2,925,525)	2,386,527
Cash and cash equivalents – beginning of year	724,790	3,650,315	1,263,788
Cash and cash equivalents – end of year	$1,000,213	$724,790	$3,650,315
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
Intangible Assets
Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 120 months on a straight-line basis. Goodwill is not amortized, but rather, is evaluated for impairment on at least an annual basis or more frequently if changes or circumstances occur. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2023, 2022 and 2021, as required by FASB ASC 350, Intangibles - Goodwill and Other. The 2023, 2022 and 2021 tests indicated no impairment of the Company’s goodwill or core deposit intangibles.
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
The Company has standalone derivative financial instruments acquired in a previous acquisition. These derivative financial instruments consist of interest rate swaps and are recognized as assets and liabilities in the consolidated statements of financial condition at fair value. The Bank’s derivative instruments have not been designated as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in fair value recorded in other non-interest income. In addition, as of December 31, 2023 and December 31, 2022, the Company had derivative contracts outstanding associated with the mortgage loans held for sale portfolio. As of December 31, 2023 and 2022, these derivative instruments are not considered to be material to the Company’s financial position and results of operations.
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
Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the years ended December 31:

	2023	2022	2021
	(In thousands, except per share data)
Net income	$392,929	$305,262	$319,021
Average common shares outstanding	202,627	194,694	164,501
Effect of common stock options	146	325	357
Diluted common shares outstanding	202,773	195,019	164,858
Basic earnings per common share	$1.94	$1.57	$1.94
Diluted earnings per common share	$1.94	$1.57	$1.94

As of December 31, 2023, 2022 and 2021, the Company's stock options were dilutive to earnings per share. The impact of anti-dilutive shares to the diluted earnings per share calculation was considered immaterial for the periods ended December 31, 2023, 2022 and 2021.
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
The Company has determined that the acquisition of the net assets of Happy constitutes a business combination as defined by ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

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

3. Investment Securities
The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	December 31, 2023
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$361,494	$—	$361,494	$2,247	$(17,093)	$346,648
U.S. government-sponsored mortgage-backed securities	1,711,668	—	1,711,668	310	(191,557)	1,520,421
Private mortgage-backed securities	191,522	—	191,522	—	(16,117)	175,405
Non-government-sponsored asset backed securities	370,203	—	370,203	821	(7,551)	363,473
State and political subdivisions	990,318	—	990,318	1,938	(75,931)	916,325
Other securities	215,722	(2,525)	213,197	402	(28,030)	185,569
Total	$3,840,927	$(2,525)	$3,838,402	$5,718	$(336,279)	$3,507,841

	December 31, 2023
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,285	$—	$43,285	$—	$(2,607)	$40,678
U.S. government-sponsored mortgage-backed securities	130,278	—	130,278	106	(4,362)	126,022
State and political subdivisions	1,110,424	(2,005)	1,108,419	456	(105,094)	1,003,781
Total	$1,283,987	$(2,005)	$1,281,982	$562	$(112,063)	$1,170,481

	December 31, 2022
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$682,316	$—	$682,316	$2,713	$(23,209)	$661,820
U.S. government-sponsored mortgage-backed securities	1,900,796	—	1,900,796	71	(215,405)	1,685,462
Private mortgage-backed securities	197,435	—	197,435	—	(18,302)	179,133
Non-government-sponsored asset backed securities	428,933	—	428,933	95	(14,654)	414,374
State and political subdivisions	1,021,188	(842)	1,020,346	1,649	(115,698)	906,297
Other securities	214,952	—	214,952	251	(20,699)	194,504
Total	$4,445,620	$(842)	$4,444,778	$4,779	$(407,967)	$4,041,590

	December 31, 2022
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,017	$—	$43,017	$—	$(3,349)	$39,668
U.S. government-sponsored mortgage-backed securities	135,000	—	135,000	131	(3,756)	131,375
State and political subdivisions	1,111,693	(2,005)	1,109,688	65	(154,650)	955,103
Total	$1,289,710	$(2,005)	$1,287,705	$196	$(161,755)	$1,126,146
On April 1, 2022, the Company completed the acquisition of Happy. Including the effects of the purchase accounting adjustments, as of the acquisition date, Happy had approximately $1.78 billion in investments, net of purchase accounting adjustments. The Company classified approximately $1.12 billion of investments acquired from Happy as held-to-maturity at the acquisition date.
Assets, principally investment securities, having a fair value of approximately $3.57 billion and $2.35 billion at December 31, 2023 and 2022, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $142.1 million and $131.1 million at December 31, 2023 and 2022, respectively.
The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2023, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$19,327	$19,140	$—	$—
Due after one year through five years	224,786	211,009	27,498	26,042
Due after five years through ten years	401,003	358,789	305,944	278,676
Due after ten years	922,418	859,604	820,267	739,741
U.S. government-sponsored mortgage-backed securities	1,711,668	1,520,421	130,278	126,022
Private mortgage-backed securities	191,522	175,405	—	—
Non-government-sponsored asset backed securities	370,203	363,473	—	—
Total	$3,840,927	$3,507,841	$1,283,987	$1,170,481
During the year ended December 31, 2023, no available-for-sale securities were sold. During the year ended December 31, 2022, $67.3 million in available-for-sale securities were sold, and no gain or loss was recognized. During the year ended December 31, 2021, $17.9 million in available-for-sale securities were sold, and the gross realized gains on the sales totaled $219,000. The income tax expense/benefit to net security gains and losses was 25.740% of the gross amounts.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2023 and 2022:

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$2,742	$(2)	$180,569	$(17,091)	$183,311	$(17,093)
U.S. government-sponsored mortgage-backed securities	102,831	(2,166)	1,392,318	(189,391)	1,495,149	(191,557)
Private mortgage-backed securities	9,298	(226)	166,107	(15,891)	175,405	(16,117)
Non-government-sponsored asset backed securities	—	—	213,838	(7,551)	213,838	(7,551)
State and political subdivisions	28,596	(400)	769,860	(75,531)	798,456	(75,931)
Other securities	—	—	164,430	(28,030)	164,430	(28,030)
Total	$143,467	$(2,794)	$2,887,122	$(333,485)	$3,030,589	$(336,279)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$40,677	$(2,607)	$40,677	$(2,607)
U.S. government-sponsored mortgage-backed securities	48,498	(861)	65,573	(3,501)	114,071	(4,362)
State and political subdivisions	21,493	(297)	956,578	(104,797)	978,071	(105,094)
Total	$69,991	$(1,158)	$1,062,828	$(110,905)	$1,132,819	$(112,063)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$315,531	$(3,056)	$128,527	$(20,153)	$444,058	$(23,209)
U.S. government-sponsored mortgage-backed securities	850,268	(46,505)	807,566	(168,900)	1,657,834	(215,405)
Private mortgage-backed securities	179,133	(18,302)	—	—	179,133	(18,302)
Non-government-sponsored asset backed securities	285,724	(9,726)	39,133	(4,928)	324,857	(14,654)
State and political subdivisions	485,817	(50,484)	338,638	(65,214)	824,455	(115,698)
Other securities	138,976	(15,314)	34,423	(5,385)	173,399	(20,699)
Total	$2,255,449	$(143,387)	$1,348,287	$(264,580)	$3,603,736	$(407,967)
Held-to-maturity:
U.S. government-sponsored enterprises	$39,668	$(3,349)	$—	$—	$39,668	$(3,349)
U.S. government-sponsored mortgage-backed securities	106,840	(3,756)	—	—	106,840	(3,756)
State and political subdivisions	955,563	(154,650)	—	—	955,563	(154,650)
Total	$1,102,071	$(161,755)	$—	$—	$1,102,071	$(161,755)

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
During the year ended December 31, 2023, one of the Company’s AFS subordinated debt investment securities was downgraded below investment grade. As result, the Company wrote down the value of the investment to its unrealized loss position, which required a $1.7 million provision. The remaining $842,000 allowance for credit losses on AFS investments is associated with certain securities in the subordinated debt portfolio within the banking sector. These investments are classified within the other securities category of the AFS portfolio. The $2.0 million allowance for credit losses for the held-to-maturity portfolio was considered adequate. No additional provision for credit losses was considered necessary for the HTM portfolio.

Available-for-Sale Investment Securities
	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Allowance for credit losses:
Beginning balance	$842	$842	$842
Provision for credit loss	1,683	—	—
Ending balance, December 31,	$2,525	$842	$842

Held-to-Maturity Investment Securities
	Years Ended December 31,
	2023	2022	2021
Allowance for credit losses:	(In thousands)
Beginning balance	$2,005	$—	$—
Provision for credit loss - acquired securities	—	2,005	—
Securities charged-off	—	—	—
Recoveries	—	—	—
Ending balance, December 31,	$2,005	$2,005	$—
For the year ended December 31, 2023, the Company had available-for-sale investment securities with approximately $333.5 million in unrealized losses, which have been in continuous loss positions for more than twelve months. With the exception of the securities with credit losses noted above, the Company’s assessments indicated that the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 30.4% of the Company’s available-for-sale investment portfolio will mature or are expected to pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
For the year ended December 31, 2022, the Company had available-for-sale investment securities with approximately $264.6 million in unrealized losses, which had been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 33.0% of the Company’s available-for-sale investment portfolio was expected to mature or pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
As of December 31, 2023, the Company's available-for-sale securities portfolio consisted of 1,583 investment securities, 1,296 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $336.3 million. The U.S government-sponsored enterprises portfolio contained unrealized losses of $17.1 million on 59 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained $191.6 million of unrealized losses on 669 securities, and the private mortgage-backed securities portfolio contained $16.1 million of unrealized losses on 32 securities. The non-government-sponsored asset backed securities portfolio contained $7.6 million of unrealized losses on 31 securities. The state and political subdivisions portfolio contained. In addition, the other securities portfolio contained $75.9 million of unrealized losses on 444 securities. In addition, the other securities portfolio contained $28.0 million of unrealized losses on 61 securities. With the exception of the investments for which an allowance for credit losses has been established, the unrealized losses on the Company's investments were primarily a result of interest rate changes, and the Company expects to recover the amortized cost basis over the term of the securities. The Company has determined that, as of December 31, 2023, an additional provision for credit losses is not necessary because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
As of December 31, 2023, the Company's held-to-maturity securities portfolio consisted of 507 investment securities, 486 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $112.1 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $2.6 million on 5 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained $4.4 million of unrealized losses on 18 securities. The state and political subdivisions portfolio contained $105.1 million of unrealized losses on 463 securities. The unrealized losses on the Company's held-to-maturity investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, the Company has determined that an additional provision for credit losses is not necessary as of December 31, 2023.

The following table summarizes bond ratings for the Company's held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of December 31, 2023:

	State and Political Subdivisions	U.S. government-sponsored enterprises	U.S. government-sponsored mortgage-backed securities	Total
	(In thousands)
Aaa/AAA	$235,557	$43,285	$—	$278,842
Aa/AA	845,418	—	—	845,418
A	27,667	—	—	27,667
Not rated	1,782	—	—	1,782
Agency Backed	—	—	130,278	130,278
Total	$1,110,424	$43,285	$130,278	$1,283,987
Income earned on securities for the years ended is as follows:

	December 31,
	2023	2022	2021
	(In thousands)
Taxable:
Available-for-sale	$108,650	$71,352	$30,054
Held-to-maturity	29,925	20,581	—
Tax-exempt:
Available-for-sale	19,104	19,168	19,642
Held-to-maturity	12,514	9,188	—
Total	$170,193	$120,289	$49,696
4. Loans Receivable
The various categories of loans receivable are summarized as follows:

	December 31,
	2023	2022
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,549,954	$5,632,063
Construction/land development	2,293,047	2,135,266
Agricultural	325,156	346,811
Residential real estate loans
Residential 1-4 family	1,844,260	1,748,551
Multifamily residential	435,736	578,052
Total real estate	10,448,153	10,440,743
Consumer	1,153,690	1,149,896
Commercial and industrial	2,324,991	2,349,263
Agricultural	307,327	285,235
Other	190,567	184,343
Total Loans receivable	$14,424,728	$14,409,480
Allowance for credit losses	(288,234)	(289,669)
Loans receivable, net	$14,136,494	$14,119,811

On April 1, 2022, the Company completed the acquisition of Happy. Including the effects of the purchase accounting adjustments, as of the acquisition date, Happy had approximately $3.65 billion in loans.
During the year ended December 31, 2023, the Company sold $3.7 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $278,000. During the year ended December 31, 2022, the Company sold $4.1 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $183,000. During the year ended December 31, 2021, the Company sold $22.7 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $2.4 million.
Mortgage loans held for sale of approximately $123.4 million and $79.9 million at December 31, 2023 and 2022, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. The Company regularly sells mortgages into the capital markets to mitigate the effects of interest rate volatility during the period from the time an interest rate lock commitment (“IRLC”) is issued until the IRLC funds creating a mortgage loan held for sale and its subsequent sale into the secondary/capital markets. Loan sales are typically executed on a mandatory basis. Under a mandatory commitment, the Company agrees to deliver a specified dollar amount with predetermined terms by a certain date. Generally, the commitment is not loan specific, and any combination of loans can be delivered into the outstanding commitment provided the terms fall within the parameters of the commitment. Upon failure to deliver, the Company is subject to fees based on market movement. These commitments are derivative instruments and their fair values at December 31, 2023 and 2022 were not material.
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. For PCD loans not individually analyzed for impairment, the Company develops separate PCD models for each loan segment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $130.7 million and $142.5 million in PCD loans, as of December 31, 2023 and 2022, respectively. The balance, as of December 31, 2023, consisted of $130.4 million resulting from the acquisition of Happy and $376,100 from the acquisition of LH-Finance. The balance, as of December 31, 2022, consisted of $142.1 million resulting from the acquisition of Happy and $415,000 from the acquisition of LH-Finance.
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

Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the input assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. The identified loss drivers by segment are included below as of December 31, 2023 and 2022.

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
Consumer & Other Loans. Our consumer & other loans are primarily composed of loans to finance United States Coast Guard registered high-end sail and power boats. The performance of consumer & other loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
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
During the year ended December 31, 2023, the Company recorded a $12.0 million provision for credit losses on loans, and the Company reversed $1.5 million in provision for unfunded commitments.
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
During the year ended December 31, 2021, the Company did not record a provision for credit losses on loans as the level of the allowance for credit losses was considered adequate, and the Company reversed $4.8 million in provision for unfunded commitments.
The following table presents the activity in the allowance for credit losses for the year ended December 31, 2023.

	Year Ended December 31, 2023
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$32,243	$93,848	$50,963	$89,354	$23,261	$289,669
Loans charged off	(263)	(2,335)	(269)	(9,157)	(4,031)	(16,055)
Recoveries of loans previously charged off	113	533	329	583	1,112	2,670
Net loans recovered (charged off)	(150)	(1,802)	60	(8,574)	(2,919)	(13,385)
Provision for credit loss - loans	1,784	(13,411)	4,837	12,030	6,710	11,950
Balance, December 31	$33,877	$78,635	$55,860	$92,810	$27,052	$288,234

The following table presents the balance in the allowance for credit losses for the year ended December 31, 2022.

	Year Ended December 31, 2022
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$28,415	$87,218	$48,458	$53,062	$19,561	$236,714
Allowance for credit losses on PCD loans - Happy acquisition	950	9,283	980	5,596	7	16,816
Loans charged off	(1)	—	(446)	(9,773)	(7,047)	(17,267)
Recoveries of loans previously charged off	405	967	119	780	965	3,236
Net loans recovered (charged off)	404	967	(327)	(8,993)	(6,082)	(14,031)
Provision for credit loss - acquired loans	7,205	18,711	7,380	11,303	571	45,170
Provision for credit loss - loans	(4,731)	(22,331)	(5,528)	28,386	9,204	5,000
Balance, December 31	$32,243	$93,848	$50,963	$89,354	$23,261	$289,669
The following table presents the balance in the allowance for loan losses for the year ended December 31, 2021.

	Year Ended December 31, 2021
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$32,861	$88,453	$53,216	$46,530	$24,413	$245,473
Loans charged off	—	(646)	(545)	(8,242)	(2,228)	(11,661)
Recoveries of loans previously charged off	58	785	683	591	785	2,902
Net loans recovered (charged off)	58	139	138	(7,651)	(1,443)	(8,759)
Provision for credit loss - loans	(4,504)	(1,374)	(4,896)	14,183	(3,409)	—
Balance December 31	$28,415	$87,218	$48,458	$53,062	$19,561	$236,714
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of December 31, 2023 and 2022, respectively:

	December 31, 2023
	Nonaccrual	Nonaccrual With Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$13,178	$—	$2,177
Construction/land development	12,094	—	255
Agricultural	431	—	—
Residential real estate loans
Residential 1-4 family	20,351	—	84
Multifamily residential	—	—	—
Total real estate	46,054	—	2,516
Consumer	3,423	—	79
Commercial and industrial	9,982	2,534	1,535
Agricultural & other	512	—	—
Total	$59,971	$2,534	$4,130

	December 31, 2022
	Nonaccrual	Nonaccrual With Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$12,219	$8,383	$1,844
Construction/land development	1,977	—	31
Agricultural	278	—	—
Residential real estate loans
Residential 1-4 family	18,083	—	1,374
Multifamily residential	—	—	—
Total real estate	32,557	8,383	3,249
Consumer	2,842	—	35
Commercial and industrial	14,920	—	6,300
Agricultural & other	692	—	261
Total	$51,011	$8,383	$9,845
The Company had $60.0 million and $51.0 million in nonaccrual loans for the periods ended December 31, 2023 and 2022, respectively. In addition, the Company had $4.1 million and $9.8 million in loans past due 90 days or more and still accruing for the periods ended December 31, 2023 and 2022, respectively.
The Company had $2.5 million and $8.4 million in nonaccrual loans with a specific reserve as of December 31, 2023 and 2022, respectively. Interest income recognized on the non-accrual loans for the years ended December 31, 2023, 2022 and 2021 was considered immaterial.
The following table presents the amortized cost basis of impaired loans by class of loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) as of December 31, 2023 and 2022, respectively:

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$39,813	$—	$—
Construction/land development	12,350	—	—
Agricultural	431	—	—
Residential real estate loans
Residential 1-4 family	—	21,386	—
Multifamily residential	—	—	—
Total real estate	52,594	21,386	—
Consumer	—	—	3,511
Commercial and industrial	—	—	16,890
Agricultural & other	—	—	512
Total	$52,594	$21,386	$20,913

	December 31, 2022
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$162,268	$—	$—
Construction/land development	2,008	—	—
Agricultural	278	—	—
Residential real estate loans
Residential 1-4 family	—	20,832	—
Multifamily residential	—	969	—
Total real estate	164,554	21,801	—
Consumer	—	—	2,888
Commercial and industrial	—	—	30,334
Agricultural & other	—	—	1,527
Total	$164,554	$21,801	$34,749
The Company had $94.9 million and $221.1 million in impaired loans for the periods ended December 31, 2023 and 2022, respectively.
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

The following is an aging analysis for loans receivable as of December 31, 2023 and 2022:

	December 31, 2023
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,124	$416	$15,355	$23,895	$5,526,059	$5,549,954	$2,177
Construction/land development	1,430	—	12,349	13,779	2,279,268	2,293,047	255
Agricultural	474	314	431	1,219	323,937	325,156	—
Residential real estate loans
Residential 1-4 family	4,346	1,423	20,435	26,204	1,818,056	1,844,260	84
Multifamily residential	—	—	—	—	435,736	435,736	—
Total real estate	14,374	2,153	48,570	65,097	10,383,056	10,448,153	2,516
Consumer	1,022	303	3,502	4,827	1,148,863	1,153,690	79
Commercial and industrial	2,089	3,378	11,517	16,984	2,308,007	2,324,991	1,535
Agricultural and other	1,074	113	512	1,699	496,195	497,894	—
Total	$18,559	$5,947	$64,101	$88,607	$14,336,121	$14,424,728	$4,130

	December 31, 2022
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,242	$2,117	$14,063	$20,422	$5,611,641	$5,632,063	$1,844
Construction/land development	4,042	1,892	2,008	7,942	2,127,324	2,135,266	31
Agricultural	1,469	193	278	1,940	344,871	346,811	—
Residential real estate loans
Residential 1-4 family	6,715	605	19,457	26,777	1,721,774	1,748,551	1,374
Multifamily residential	—	—	—	—	578,052	578,052	—
Total real estate	16,468	4,807	35,806	57,081	10,383,662	10,440,743	3,249
Consumer	950	539	2,877	4,366	1,145,530	1,149,896	35
Commercial and industrial	3,007	1,075	21,220	25,302	2,323,961	2,349,263	6,300
Agricultural and other	1,065	57	953	2,075	467,503	469,578	261
Total	$21,490	$6,478	$60,856	$88,824	$14,320,656	$14,409,480	$9,845
Non-accruing loans were $60.0 million and $51.0 million at December 31, 2023 and 2022, respectively.
Interest recognized on impaired loans during the years ended December 31, 2023, 2022 and 2021 was approximately $2.5 million, $9.6 million and $14.7 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

Based on the most recent analysis performed, the risk category of loans by class as of December 31, 2023 and 2022 is as follows:

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$232	$116	$55	$403
Risk rating 2	—	—	—	—	111	—	—	111
Risk rating 3	305,742	584,860	568,413	243,177	216,746	934,111	440,414	3,293,463
Risk rating 4	83,089	557,540	242,217	224,378	149,258	590,864	95,360	1,942,706
Risk rating 5	—	—	10,000	—	14,095	42,694	758	67,547
Risk rating 6	—	8,198	9,958	23,743	24,380	179,350	95	245,724
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	388,831	1,150,598	830,588	491,298	404,822	1,747,135	536,682	5,549,954
Construction/land development
Risk rating 1	$—	$—	$10	$—	$—	$—	$—	$10
Risk rating 2	759	—	—	—	—	186	—	945
Risk rating 3	300,941	499,984	130,342	62,134	22,656	56,180	44,603	1,116,840
Risk rating 4	198,874	417,244	252,602	22,713	32,342	24,527	209,063	1,157,365
Risk rating 5	641	1,163	—	3,306	218	69	—	5,397
Risk rating 6	—	7,817	1,631	748	641	254	1,327	12,418
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	72	—	—	—	—	72
Total construction/land development	501,215	926,208	384,657	88,901	55,857	81,216	254,993	2,293,047
Agricultural
Risk rating 1	$—	$1,605	$—	$—	$—	$—	$—	$1,605
Risk rating 2	247	—	1,936	—	—	—	—	2,183
Risk rating 3	30,252	43,291	22,919	25,992	10,678	43,284	20,104	196,520
Risk rating 4	9,477	24,688	20,358	19,532	7,873	32,692	4,612	119,232
Risk rating 5	—	—	—	—	314	571	—	885
Risk rating 6	—	—	1,675	1,084	1,620	352	—	4,731
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	39,976	69,584	46,888	46,608	20,485	76,899	24,716	325,156
Total commercial real estate loans	$930,022	$2,146,390	$1,262,133	$626,807	$481,164	$1,905,250	$816,391	$8,168,157
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$144	$2	$146
Risk rating 2	259	—	—	—	—	20	1	280
Risk rating 3	246,462	366,149	241,985	145,339	93,751	324,569	122,950	1,541,205
Risk rating 4	14,992	37,444	55,406	21,240	13,313	67,084	62,356	271,835
Risk rating 5	—	243	246	479	831	1,343	40	3,182
Risk rating 6	71	5,361	2,926	4,064	3,432	10,567	1,189	27,610
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	2	—	2
Total residential 1-4 family	261,784	409,197	300,563	171,122	111,327	403,729	186,538	1,844,260

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	3,314	9,827	37,755	44,407	31,436	53,068	6,537	186,344
Risk rating 4	669	77,185	69,546	64,295	8,116	18,490	7,822	246,123
Risk rating 5	—	—	—	—	—	3,006	—	3,006
Risk rating 6	—	—	—	—	263	—	—	263
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	3,983	87,012	107,301	108,702	39,815	74,564	14,359	435,736
Total real estate	$1,195,789	$2,642,599	$1,669,997	$906,631	$632,306	$2,383,543	$1,017,288	$10,448,153
Consumer
Risk rating 1	$5,195	$2,952	$2,002	$839	$355	$1,114	$1,580	$14,037
Risk rating 2	—	—	—	—	126	54	—	180
Risk rating 3	240,897	245,543	211,312	108,009	108,063	191,220	1,264	1,106,308
Risk rating 4	9,597	7,534	2,479	69	109	6,073	214	26,075
Risk rating 5	22	—	22	483	872	261	—	1,660
Risk rating 6	204	1,559	830	581	881	1,349	11	5,415
Risk rating 7	15	—	—	—	—	—	—	15
Risk rating 8	—	—	—	—	—	—	—	—
Total consumer	255,930	257,588	216,645	109,981	110,406	200,071	3,069	1,153,690
Commercial and industrial
Risk rating 1	3,757	$918	$1,120	$236	$121	$20,835	$12,644	$39,631
Risk rating 2	174	1,293	220	12	164	218	963	3,044
Risk rating 3	487,896	272,608	78,507	50,340	77,761	170,610	227,043	1,364,765
Risk rating 4	115,025	34,474	55,812	33,000	27,189	71,854	378,417	715,771
Risk rating 5	21	547	16,318	3,352	201	980	1,767	23,186
Risk rating 6	12,498	75,536	4,942	1,154	9,086	12,180	63,198	178,594
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total commercial and industrial	619,371	385,376	156,919	88,094	114,522	276,677	684,032	2,324,991
Agricultural and other
Risk rating 1	$408	$131	$16	$105	$—	$2	$563	$1,225
Risk rating 2	396	28	1	—	1,181	100	693	2,399
Risk rating 3	52,758	45,796	31,378	26,918	3,059	43,984	145,419	349,312
Risk rating 4	14,007	7,663	8,025	955	10,955	3,188	94,186	138,979
Risk rating 5	—	2,286	—	134	—	593	665	3,678
Risk rating 6	71	33	63	108	—	370	1,656	2,301
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	67,640	55,937	39,483	28,220	15,195	48,237	243,182	497,894
Total	$2,138,730	$3,341,500	$2,083,044	$1,132,926	$872,429	$2,908,528	$1,947,571	$14,424,728

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$237	$—	$132	$85	$454
Risk rating 2	—	—	—	118	—	3,992	—	4,110
Risk rating 3	616,809	509,269	263,188	279,157	322,278	852,727	374,371	3,217,799
Risk rating 4	438,565	341,047	235,669	161,421	321,188	482,437	139,203	2,119,530
Risk rating 5	—	757	1,145	14,417	35,273	37,561	95	89,248
Risk rating 6	876	196	14,247	26,649	4,720	153,909	194	200,791
Risk rating 7	131	—	—	—	—	—	—	131
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	1,056,381	851,269	514,249	481,999	683,459	1,530,758	513,948	5,632,063
Construction/land development
Risk rating 1	$—	$11	$—	$—	$—	$—	$—	$11
Risk rating 2	682	—	—	—	—	210	—	892
Risk rating 3	421,774	283,546	83,631	48,350	19,340	34,910	75,797	967,348
Risk rating 4	354,852	512,541	58,368	79,924	11,520	43,634	65,960	1,126,799
Risk rating 5	—	—	30,987	310	—	1,140	—	32,437
Risk rating 6	612	—	574	751	3	5,839	—	7,779
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	777,920	796,098	173,560	129,335	30,863	85,733	141,757	2,135,266
Agricultural
Risk rating 1	$1,749	$—	$—	$—	$—	$—	$—	$1,749
Risk rating 2	—	2,048	—	—	—	—	—	2,048
Risk rating 3	61,725	43,356	32,895	16,475	10,326	37,892	5,996	208,665
Risk rating 4	18,870	25,252	20,532	8,706	3,154	42,886	4,755	124,155
Risk rating 5	—	—	—	326	—	603	—	929
Risk rating 6	—	1,630	1,623	4,972	—	1,040	—	9,265
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	82,344	72,286	55,050	30,479	13,480	82,421	10,751	346,811
Total commercial real estate loans	$1,916,645	$1,719,653	$742,859	$641,813	$727,802	$1,698,912	$666,456	$8,114,140
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$115	$40	$155
Risk rating 2	—	—	—	—	—	48	2	50
Risk rating 3	360,510	255,775	176,955	112,053	98,093	314,492	110,881	1,428,759
Risk rating 4	37,471	35,875	61,418	11,871	15,577	61,034	65,674	288,920
Risk rating 5	—	—	—	3,049	226	328	—	3,603
Risk rating 6	849	2,423	3,564	3,521	2,536	12,662	1,508	27,063
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	1	—	1
Total residential 1-4 family	398,830	294,073	241,937	130,494	116,432	388,680	178,105	1,748,551

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	38,830	37,566	14,127	33,813	13,098	60,117	6,534	204,085
Risk rating 4	43,478	101,282	182,850	8,284	11,934	11,779	1,201	360,808
Risk rating 5	—	—	—	—	3,142	7,897	—	11,039
Risk rating 6	—	—	—	302	—	1,818	—	2,120
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	82,308	138,848	196,977	42,399	28,174	81,611	7,735	578,052
Total real estate	$2,397,783	$2,152,574	$1,181,773	$814,706	$872,408	$2,169,203	$852,296	$10,440,743
Consumer
Risk rating 1	$5,332	$3,952	$1,134	$637	$552	$1,176	$1,467	$14,250
Risk rating 2	—	—	—	193	614	—	—	807
Risk rating 3	284,828	276,044	146,256	132,763	118,244	135,266	16,093	1,109,494
Risk rating 4	15,306	2,293	422	1,216	459	907	69	20,672
Risk rating 5	—	633	19	—	8	810	—	1,470
Risk rating 6	215	156	270	970	24	1,386	101	3,122
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	3	—	1	—	—	77	—	81
Total consumer	305,684	283,078	148,102	135,779	119,901	139,622	17,730	1,149,896
Commercial and industrial
Risk rating 1	$3,450	$7,692	$268	$264	$16	$21,298	$8,832	$41,820
Risk rating 2	1,590	305	27	198	—	226	781	3,127
Risk rating 3	301,063	126,312	80,636	73,360	71,964	112,017	253,111	1,018,463
Risk rating 4	70,862	120,618	69,963	89,975	81,389	48,496	568,795	1,050,098
Risk rating 5	83,272	14,762	159	1,408	6,815	185	75,891	182,492
Risk rating 6	4,842	2,539	11,204	4,193	5,769	16,559	3,554	48,660
Risk rating 7	—	—	—	—	4,316	202	85	4,603
Risk rating 8	—	—	—	—	—	—	—	—
Total commercial and industrial	465,079	272,228	162,257	169,398	170,269	198,983	911,049	2,349,263
Agricultural and other
Risk rating 1	$297	$266	$115	$—	$—	$95	$722	$1,495
Risk rating 2	140	78	—	2,338	34	115	1,661	4,366
Risk rating 3	85,707	36,004	30,546	4,725	7,986	46,748	131,760	343,476
Risk rating 4	7,627	13,591	2,598	1,671	1,710	8,766	69,179	105,142
Risk rating 5	—	8	204	—	—	593	745	1,550
Risk rating 6	—	58	157	11,137	304	949	944	13,549
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	93,771	50,005	33,620	19,871	10,034	57,266	205,011	469,578
Total	$3,262,317	$2,757,885	$1,525,752	$1,139,754	$1,172,612	$2,565,074	$1,986,086	$14,409,480

The following table presents gross write-offs by origination date for the year ended December 31, 2023.

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023		2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$—	$—	$1,826	$502	$—	$2,328
Construction/land development	—		2	168	5	—	88	—	263
Agricultural	—		—	—	—	1	6	—	7
Residential real estate loans
Residential 1-4 family	—		29	28	73	13	126	—	269
Total real estate	—		31	196	78	1,840	722	—	2,867
Consumer	—		51	44	98	63	263	25	544
Commercial and industrial	—		407	1,110	894	911	5,369	466	9,157
Agricultural & other	3,252	*	1	1	2	64	3	164	3,487
Total	$3,252		$490	$1,351	$1,072	$2,878	$6,357	$655	$16,055
*The 2023 write-off primarily consists of overdrafts.

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of December 31, 2023 and 2022.

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$388,831	$1,150,598	$821,373	$490,153	$404,061	$1,718,776	$536,349	$5,510,141
Non-performing	—	—	9,215	1,145	761	28,359	333	39,813
Total non-farm/ non-residential	388,831	1,150,598	830,588	491,298	404,822	1,747,135	536,682	5,549,954
Construction/land development
Performing	501,215	918,390	382,954	88,204	55,239	81,028	253,667	2,280,697
Non-performing	—	7,818	1,703	697	618	188	1,326	12,350
Total construction/ land development	501,215	926,208	384,657	88,901	55,857	81,216	254,993	2,293,047
Agricultural
Performing	$39,976	$69,584	$46,809	$46,608	$20,485	$76,547	$24,716	$324,725
Non-performing	—	—	79	—	—	352	—	431
Total agricultural	39,976	69,584	46,888	46,608	20,485	76,899	24,716	325,156
Total commercial real estate loans	$930,022	$2,146,390	$1,262,133	$626,807	$481,164	$1,905,250	$816,391	$8,168,157
Residential real estate loans
Residential 1-4 family
Performing	$261,784	$405,239	$298,207	$167,475	$108,091	$396,130	$185,948	$1,822,874
Non-performing	—	3,958	2,356	3,647	3,236	7,599	590	21,386
Total residential 1-4 family	261,784	409,197	300,563	171,122	111,327	403,729	186,538	1,844,260
Multifamily residential
Performing	$3,983	$87,012	$107,301	$108,702	$39,815	$74,564	$14,359	$435,736
Non-performing	—	—	—	—	—	—	—	—
Total multifamily residential	3,983	87,012	107,301	108,702	39,815	74,564	14,359	435,736
Total real estate	1,195,789	2,642,599	1,669,997	906,631	632,306	2,383,543	1,017,288	10,448,153
Consumer
Performing	$255,771	$256,826	$215,831	$109,442	$110,267	$198,982	$3,060	$1,150,179
Non-performing	159	762	814	539	139	1,089	9	3,511
Total consumer	255,930	257,588	216,645	109,981	110,406	200,071	3,069	1,153,690
Commercial and industrial
Performing	$616,809	$382,190	$156,056	$87,531	$111,529	$273,434	$680,552	$2,308,101
Non-performing	2,562	3,186	863	563	2,993	3,243	3,480	16,890
Total commercial and industrial	619,371	385,376	156,919	88,094	114,522	276,677	684,032	2,324,991
Agricultural and other
Performing	$67,569	$55,904	$39,473	$28,220	$15,195	$48,203	$242,818	$497,382
Non-performing	71	33	10	—	—	34	364	512
Total agricultural and other	67,640	55,937	39,483	28,220	15,195	48,237	243,182	497,894
Total	$2,138,730	$3,341,500	$2,083,044	$1,132,926	$872,429	$2,908,528	$1,947,571	$14,424,728

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
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
The Company had approximately $69.0 million or 217 total revolving loans convert to term loans for the year ended December 31, 2023 compared to $28.3 million or 183 total revolving loans convert to term loans for the year ended December 31, 2022. These loans were considered immaterial for vintage disclosure inclusion.

The following table presents the amortized cost basis of modified loans to borrowers experiencing financial difficulty by class and modification type at December 31, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	December 31, 2023
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Principal Reduction and Interest Rate Reduction	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$398	$—	$—	$1,537	$348	$—	$16,023	$—	$18,306	0.33%
Construction/land development	—	—	—	149	—	—	—	—	149	0.01%
Residential real estate loans
Residential 1-4 family	560	598	106	59	516	—	—	116	1,955	0.11%
Total real estate	958	598	106	1,745	864	—	16,023	116	20,410	0.20%
Consumer	14	—	1	10	—	5	—	—	30	—%
Commercial and industrial	2,253	38	42	1,763	74	—	—	—	4,170	0.18%
Total	$3,225	$636	$149	$3,518	$938	$5	$16,023	$116	$24,610	0.17%
During the year ended December 31, 2023, the Company restructured approximately $19.5 million in loans to 21 borrowers. The ending balance of these loans as of December 31, 2023, was $21.0 million. The Company considered the financial effect of these loan modifications to borrowers experiencing financial difficulty during the year ended December 31, 2023 immaterial for tabular disclosure inclusion. Three of the modified loans accounted for $18.2 million of the total post-modification outstanding balance. Two of the loans involved the loans being placed on interest only payments for 36 months and the term being extended an additional 36 months while the interest rate was increased by 9 basis points. The third loan involved a new loan being underwritten resulting in the term being extended by approximately 49 months and the interest rate increasing by 3.45 percentage points. None of the $24.6 million in restructured loans held by the Company were considered to be collateral dependent as of December 31, 2023.
The following table presents the amortized cost basis of loans that had a payment default during the year ended December 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	December 31, 2023
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Combination Interest Rate Reduction and Term Extension	Combination Interest Rate Reduction and Principal Reduction	Combination Term Extension and Principal Reduction
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$—	$—	$—	$—	$—	$—
Construction/land development	—	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—	—
Residential real estate loans					—
Residential 1-4 family	299	105	9	—	328	—	116
Total real estate	299	105	9	—	328	—	116
Consumer	14	—	—	29	—	5	—
Commercial and industrial	—	—	—	—	—	—	—
Total	$313	$105	$9	$29	$328	$5	$116

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 21 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $19.5 million, and the ending balance as of December 31, 2023 was $21.0 million. The $21.0 million balance consists of $905,000 of non-accrual loans and $20.1 million of current loans, of which $1.5 million were 60-89 days past due as of December 31, 2023. The remaining balance of the loans was current as of December 31, 2023.
The following is a presentation of troubled debt restructurings (“TDRs”) by class as of December 31, 2022:

	December 31, 2022
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	11	$4,462	$1,395	$598	$436	$2,429
Construction/land development	1	216	177	—	—	177
Residential real estate loans
Residential 1-4 family	14	2,115	772	145	290	1,207
Multifamily residential	1	1,130	969	—	—	969
Total real estate	27	7,923	3,313	743	726	4,782
Consumer	2	18	11	—	1	12
Commercial and industrial	15	3,199	748	47	156	951
Total	44	$11,140	$4,072	$790	$883	$5,745
The following is a presentation of TDRs on non-accrual status as of December 31, 2022 because they are not in compliance with the modified terms:

	December 31, 2022
	Number of Loans	Recorded Balance

Real estate:
Commercial real estate loans
Non-farm/non-residential	2	$262
Construction/land development	1	177
Residential real estate loans
Residential 1-4 family	4	218
Total real estate	7	657
Consumer	1	1
Commercial and industrial	13	931
Total	21	$1,589
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

The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company held approximately $130.7 million and $142.5 million in PCD loans, as of December 31, 2023 and 2022, respectively. The balance, as of December 31, 2023, consisted of $130.4 million resulting from the acquisition of Happy and $376,100 from the acquisition of LH-Finance. The balance, as of December 31, 2022, consisted of $142.1 million resulting from the acquisition of Happy and $415,000 from the acquisition of LH-Finance.
The following is a presentation of total foreclosed assets as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$29,894	$118
Construction/land development	47	47
Residential real estate loans
Residential 1-4 family	545	260
Multifamily residential	—	121
Total foreclosed assets held for sale	$30,486	$546
6. Goodwill and Core Deposit Intangible
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposit intangible at December 31, 2023 and 2022, were as follows:

	December 31, 2023	December 31, 2022
Goodwill	(In thousands)
Balance, beginning of period	$1,398,253	$973,025
Acquisitions	—	425,228
Balance, end of period	$1,398,253	$1,398,253

	December 31, 2023	December 31, 2022
Core Deposit Intangible	(In thousands)
Balance, beginning of period	$58,455	$25,045
Acquisitions	—	42,263
Amortization expense	(9,685)	(8,853)
Balance, end of year	$48,770	$58,455
The carrying basis and accumulated amortization of core deposits intangibles at December 31, 2023 and 2022 were:

	December 31, 2023	December 31, 2022
	(In thousands)
Gross carrying amount	$128,888	$128,888
Accumulated amortization	(80,118)	(70,433)
Net carrying amount	$48,770	$58,455
Core deposit intangible amortization expense for the years ended December 31, 2023, 2022 and 2021 was approximately $9.7 million, $8.9 million and $5.7 million, respectively. The core deposit intangible is tested annually for impairment during the fourth quarter. During the 2023 review, no impairment was found. Including all of the mergers completed as of December 31, 2023, HBI’s estimated amortization expense of the core deposit intangible for each of the years 2024 through 2028 is approximately: 2024 – $8.4 million; 2025 – $8.0 million; 2026 – $7.8 million; 2027 – $6.6 million and 2028 – $4.2 million.

The carrying amount of the Company’s goodwill was $1.40 billion at both December 31, 2023 and 2022. Goodwill is tested annually for impairment during the fourth quarter or more frequently if changes or circumstances occur. During the 2023 and 2022 reviews, no impairment was found. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
7. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of December 31, 2023 and 2022, other assets were $323.6 million and $321.2 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $133.4 million and $135.3 million at December 31, 2023 and December 31, 2022, respectively, and are accounted for at cost.
The Company also has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $90.3 million and $80.6 million at December 31, 2023 and 2022, respectively. There were no transactions during the period that would indicate a material change in fair value.
8. Deposits
The aggregate amount of time deposits with a minimum denomination of $250,000 was $836.7 million and $333.2 million at December 31, 2023 and 2022, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.09 billion and $639.3 million at December 31, 2023 and 2022, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $26.1 million, $3.4 million and $7.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, brokered deposits were $401.0 million and $476.6 million, respectively.
The following is a summary of the scheduled maturities of all time deposits at December 31, 2023 (in thousands):

2024	$1,342,054
2025	275,134
2026	13,937
2027	12,178
2028	8,055
Thereafter	505
Total time deposits	$1,651,863
Deposits totaling approximately $3.05 billion and $2.65 billion at December 31, 2023 and 2022, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9. Securities Sold Under Agreements to Repurchase
At December 31, 2023 and 2022, securities sold under agreements to repurchase totaled $142.1 million and $131.1 million, respectively. For the years ended December 31, 2023 and 2022, securities sold under agreements to repurchase daily weighted-average totaled $149.0 million and $129.0 million, respectively. The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2023 and 2022 is presented in the following table:

	December 31, 2023		December 31, 2022
	Overnight and Continuous	Total	Overnight and Continuous	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$—	$—	$5,322	$5,322
Mortgage-backed securities	—	—	5,153	5,153
State and political subdivisions	—	—	117,674	117,674
Other securities	142,085	142,085	2,997	2,997
Total borrowings	$142,085	$142,085	$131,146	$131,146
10. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $600.0 million and $650.0 million at December 31, 2023 and 2022, respectively. At December 31, 2023, the entire $600.0 million balance was classified as long-term advances. At December 31, 2022, $50.0 million and $600.0 million of the outstanding balance was classified as short-term and long-term advances, respectively. The FHLB advances mature from 2025 to 2037 with fixed interest rates ranging from 3.37% to 4.84% and are secured by loans and investments securities. Expected maturities could differ from contractual maturities because the FHLB has have the right to call or the Company has the right to prepay certain obligations.
Other borrowed funds were $701.3 million as of December 31, 2023 and were classified as short-term advances. The Company had no other borrowed funds as of December 31, 2022.
The Company had access to approximately $1.37 billion in liquidity with the Federal Reserve Bank as of December 31, 2023. This consisted of $89.8 million available from the Discount Window and $1.28 billion available through the Bank Term Funding Program ("BTFP"). As of December 31, 2023, the primary and secondary credit rates available through the Discount Window were 5.50% and 6.00%, respectively, and the BTFP rate was 4.84%. As of December 31, 2023, the Company had drawn $700.0 million from the BTFP in the ordinary course of business. These advances are included within other borrowed funds and are secured by certain investment securities within our investment portfolio.
Additionally, the Company had $1.33 billion and $1.14 billion at December 31, 2023 and 2022, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2023 and 2022, respectively.
Maturities of borrowings with original maturities exceeding one year at December 31, 2023, are as follows (in thousands):

	By Contractual Maturity	By Call Date
2024	$701,300	$1,101,300
2025	100,000	100,000
2026	100,000	100,000
2027	—	—
2028	—	—
Thereafter	400,000	—
	$1,301,300	$1,301,300

11. Subordinated Debentures
Subordinated debentures consist of subordinated debt securities and guaranteed payments on trust preferred securities. As of December 31, 2023 and 2022, subordinated debentures were $439.8 million and $440.4 million, respectively.
Subordinated debentures at December 31, 2023 and 2022 contained the following components:

	As of December 31, 2023	As of December 31, 2022
	(In thousands)
Subordinated debt securities
Subordinated notes issued in 2020, due 2030, fixed rate of 5.500% during the first five years and at a floating rate of 534.5 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2025 without penalty	$142,084	$143,400
Subordinated notes, net of issuance costs, issued in 2022, due 2032, fixed rate of 3.125% during the first five years and at a floating rate of 182 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2027 without penalty	297,750	297,020
Total	$439,834	$440,420
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
12. Income Taxes
The following is a summary of the components of the provision for income taxes for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Current:
Federal	$99,938	$72,367	$70,536
State	23,093	14,733	23,350
Total current	123,031	87,100	93,886
Deferred:
Federal	(3,312)	1,839	2,906
State	(765)	374	962
Total deferred	(4,077)	2,213	3,868
Income tax expense	$118,954	$89,313	$97,754

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Statutory federal income tax rate	21.00%	21.00%	21.00%
Effect of non-taxable interest income	(0.68)	(1.89)	(1.03)
Stock compensation	0.28	0.38	0.25
State income taxes, net of federal benefit	2.97	2.70	3.97
Other	(0.33)	0.45	(0.74)
Effective income tax rate	23.24%	22.64%	23.45%
The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31, 2023	December 31, 2022
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$81,251	$80,232
Deferred compensation	7,619	7,817
Stock compensation	6,803	6,180
Non-accrual interest income	1,463	1,518
Real estate owned	79	103
Unrealized loss on Securities AFS	82,613	98,587
Loan discounts	5,119	7,007
Tax basis on acquisitions	—	1,222
Investments	24,669	28,523
Other	14,691	8,007
Gross deferred tax assets	224,307	239,196
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,477	4,252
Tax basis on acquisitions	4,061	—
Core deposit intangibles	11,021	14,755
FHLB dividends	2,351	2,681
Other	8,233	8,187
Gross deferred tax liabilities	27,143	29,875
Net deferred tax assets	$197,164	$209,321
The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2019. The Company’s income tax returns are open and subject to examinations from the 2020 tax year and forward.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in other non-interest expense. During the years ended December 31, 2023, 2022 and 2021, the Company did not recognize any significant interest or penalties.
13. Common Stock, Compensation Plans and Other
Common Stock
The Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share.

The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation.
Stock Repurchases
During 2023, the Company repurchased a total of 2,225,849 shares with a weighted-average stock price of $21.69 per share. The 2023 earnings were used to fund the repurchases during the year. Shares repurchased under the program as of December 31, 2023 total 22,985,715 shares. The remaining balance available for repurchase was 16,766,285 shares at December 31, 2023.
Stock Compensation Plans
On January 21, 2022, the Company’s Board of Directors adopted, and on April 21, 2022, the Company's shareholders approved, the Home BancShares, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan replaced the Company’s Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “2006 Plan” and, together with the 2022 Plan, the “Plans”), which expired on February 27, 2022. The purpose of the Plans is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of December 31, 2023, the maximum total number of shares of the Company’s common stock available for issuance under the 2022 Plan was 14,788,000 shares (representing 13,288,000 shares approved for issuance under the 2006 Plan plus 1,500,000 shares added upon adoption of the 2022 Plan). At December 31, 2023, the Company had 2,638,311 shares of common stock remaining available for future grants and 5,413,912 shares of common stock reserved for issuance pursuant the Plans.
The intrinsic value of the stock options outstanding at December 31, 2023, 2022, and 2021 was $12.2 million, $7.8 million and $13.1 million, respectively. The intrinsic value of the stock options vested at December 31, 2023, 2022 and 2021 was $10.3 million, $7.5 million and $10.7 million, respectively.
The intrinsic value of the stock options exercised during 2023, 2022 and 2021 was $1.9 million, $1.8 million, and $2.0 million, respectively.
Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $3.7 million as of December 31, 2023.
The table below summarized the stock option transactions under the Plan at December 31, 2023, 2022 and 2021 and changes during the years then ended:

	2023		2022		2021
	Shares (000)	Weighted- average Exercisable Price	Shares (000)	Weighted- average Exercisable Price	Shares (000)	Weighted- average Exercisable Price
Outstanding, beginning of year	2,971	$20.45	3,015	$20.06	3,254	$19.77
Granted	25	22.63	183	21.13	15	21.68
Forfeited/Expired	(10)	23.38	(96)	21.89	(57)	22.44
Exercised	(210)	14.01	(131)	11.30	(197)	14.78
Outstanding, end of year	2,776	20.95	2,971	20.45	3,015	20.06
Exercisable, end of year	1,940	20.05	1,837	18.89	1,543	17.46
Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. The weighted-average fair value of options granted during the year ended December 31, 2023 was $5.37, and the weighted-average fair value of options granted during the year ended December 31, 2022 was $5.21. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

The assumptions used in determining the fair value of 2023, 2022 and 2021 stock option grants were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Expected dividend yield	2.98%	3.14%	2.59%
Expected stock price volatility	27.97%	31.18%	70.13%
Risk-free interest rate	3.37%	2.82%	0.75%
Expected life of options	6.5 years	6.5 years	6.5 years
The following is a summary of currently outstanding and exercisable options at December 31, 2023:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$14.00 to $15.99	100	1.04	$14.71	100	$14.71
$16.00 to $17.99	172	0.91	16.92	172	16.92
$18.00 to $19.99	836	1.79	18.48	829	18.48
$20.00 to $21.99	268	4.72	20.87	191	20.98
$22.00 to $23.99	1,309	4.65	23.22	577	23.14
$24.00 to $25.99	91	4.40	25.59	71	25.95
	2,776			1,940
The table below summarizes the activity for the Company’s restricted stock issued and outstanding at December 31, 2023, 2022 and 2021 and changes during the years then ended:

	2023	2022	2021
	(In thousands)
Beginning of year	1,381	1,231	1,371
Issued	261	409	216
Vested	(152)	(178)	(320)
Forfeited	(61)	(81)	(36)
End of year	1,429	1,381	1,231
Amount of expense for twelve months ended	$8,016	$7,646	$7,112
Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $11.1 million as of December 31, 2023.

14. Non-Interest Expense
The table below shows the components of non-interest expense for years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(In thousands)
Salaries and employee benefits	$256,966	$238,885	$170,755
Occupancy and equipment	60,303	53,417	36,631
Data processing expense	36,329	34,942	24,280
Merger expense	—	49,594	1,886
Other operating expenses:
Advertising	8,850	7,974	4,855
Amortization of intangibles	9,685	8,853	5,683
Electronic banking expense	14,313	13,632	9,817
Directors' fees	1,814	1,491	1,614
Due from bank service charges	1,115	1,255	1,044
FDIC and state assessment	25,530	8,428	5,472
Hurricane expense	—	176	—
Insurance	3,567	3,705	3,118
Legal and accounting	5,230	9,401	3,703
Other professional fees	8,815	8,881	6,950
Operating supplies	3,138	3,120	1,915
Postage	2,081	2,078	1,283
Telephone	2,160	1,890	1,425
Other expense	32,967	27,905	18,086
Total other operating expenses	119,265	98,789	64,965
Total non-interest expense	$472,863	$475,627	$298,517
15. Employee Benefit Plans
401(k) and Employee Stock Ownership Plan
The Company has a combined 401(k) plan and employee stock ownership plan, named the Home BancShares, Inc. 401(k) and Employee Stock Ownership Plan, in which substantially all employees may participate. The Company matches employees’ contributions based on a percentage of salary contributed by participants. As of December 31, 2023, participants in the plan held approximately 1.3 million shares of the Company’s stock. These shares are allocated to the individual employees that have elected to own stock within the plan. While the plan also allows for discretionary employer contributions, no discretionary contributions were made for the years ended 2023, 2022 and 2021. The Company’s expense for the plan was approximately $3.4 million, $3.1 million and $2.5 million in 2023, 2022 and 2021, respectively, which is included in salaries and employee benefits expense.
Chairman’s Retirement Plan
On April 20, 2007, the Company’s Board of Directors approved a Chairman’s Retirement Plan for John W. Allison, the Company’s Chairman. The Chairman’s Retirement Plan provides a supplemental retirement benefit of $250,000 a year for 10 consecutive years or until Mr. Allison’s death, whichever occurs later. During 2011, Mr. Allison reached the age of 65 and became 100% vested in the plan. Therefore, he began receiving the supplemental retirement benefit due to him. He received $250,000 of this benefit during 2023, 2022 and 2021, respectively. An expense of $84,787, $97,449 and $109,140 was accrued for 2023, 2022 and 2021 for this plan, respectively.

16. Related Party Transactions
In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2023 and 2022, related party loans were approximately $63.2 million and $76.5 million, respectively. New loans and advances on prior commitments made to the related parties were $662,000 and $24.8 million for the years ended December 31, 2023 and 2022, respectively. Repayments of loans made by the related parties were $11.0 million and $9.1 million for the years ended December 31, 2023 and 2022, respectively.
At December 31, 2023 and 2022, directors, officers, and other related interest parties had demand, non-interest-bearing deposits of approximately $4.3 million and $7.7 million, respectively, savings and interest-bearing transaction accounts of approximately $11.6 million and $10.9 million, respectively, and time certificates of deposit of approximately $878,000 and $390,000, respectively.
During each of 2023, 2022 and 2021, rent expense totaling approximately $139,000, $137,000 and $143,000, respectively, was paid to related parties.
17. Leases
The Company leases land and office facilities under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2044 and do not include renewal options based on economic factors that would have implied that continuation of the lease was reasonably certain. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally include real estate taxes and common area maintenance (“CAM”) charges in the rental payments. Short-term leases are leases having a term of twelve months or less. The Company does not separate nonlease components from the associated lease component of our operating leases. As a result, the Company accounts for these components as a single component under Topic 842 since (i) the timing and pattern of transfer of the nonlease components and the associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company recognizes short-term leases on a straight-line basis and does not record a related right-of-use ("ROU") asset and liability for such leases. In addition, equipment leases were determined to be immaterial and a related ROU asset and liability for such leases is not recorded.
As of December 31, 2023, the balances of the ROU asset and lease liability were $42.2 million and $45.0 million, respectively. As of December 31, 2022, the balances of the ROU asset and lease liability were $42.9 million and $46.0 million, respectively. The ROU asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.
The minimum rental commitments under these noncancelable operating leases are as follows as of December 31, 2023 and 2022:

December 31, 2023
(In thousands)
2024	$9,373
2025	8,549
2026	8,111
2027	7,223
2028	5,496
Thereafter	19,827
Total future minimum lease payments	$58,579
Discount effect of cash flows	(13,551)
Present value of net future minimum lease payments	$45,028

December 31, 2022
(In thousands)
2023	$8,332
2024	7,463
2025	6,739
2026	6,352
2027	5,821
Thereafter	24,591
Total future minimum lease payments	$59,298
Discount effect of cash flows	(13,344)
Present value of net future minimum lease payments	$45,954
 Additional information:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(In thousands)
Lease expense:
Operating lease expense	$8,087	$7,995	$7,857
Short-term lease expense	—	3	6
Variable lease expense	1,105	873	1,028
Total lease expense	$9,192	$8,871	$8,891
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$8,384	$8,128	$7,881
Weighted-average remaining lease term	8.47	9.28	9.71
Weighted-average discount rate	3.43%	3.41%	3.48%
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
Although the Company has a diversified loan portfolio, at December 31, 2023 and 2022, commercial real estate loans represented 56.7% and 56.3% of total loans receivable, respectively, and 215.5% and 230.1% of total stockholders’ equity, respectively. Residential real estate loans represented 15.8% and 16.1% of total loans receivable and 60.1% and 66.0% of total stockholders’ equity at December 31, 2023 and 2022, respectively.
Approximately 79.8% of the Company’s total loans and 84.6% of the Company’s real estate loans as of December 31, 2023, are to borrowers whose collateral is located in Alabama, Arkansas, Florida, Texas and New York, the states in which the Company has its branch locations.
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
At December 31, 2023 and 2022, commitments to extend credit of $4.59 billion and $4.83 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2023 and 2022, is $185.5 million and $184.6 million, respectively.
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
Impaired loans - Impaired loans include loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for credit losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for credit losses to require an increase, such increase is reported as a component of the provision for credit losses. The fair value of loans with specific allocated losses was $10.5 million and $168.6 million as of December 31, 2023 and 2022, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed $2.4 million and $1.1 million of accrued interest receivable when impaired loans were put on non-accrual status during the years ended December 31, 2023 and 2022, respectively.
Foreclosed assets held for sale - Foreclosed assets held for sale are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of December 31, 2023 and 2022, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $30.5 million and $546,000, respectively.
No foreclosed assets held for sale were remeasured during the year ended December 31, 2023. No foreclosed assets held for sale were remeasured during the year ended December 31, 2022. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.
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

	December 31, 2023
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,000,213	$1,000,213	1
Investment securities - available for sale	3,507,841	3,507,841	2
Investment securities - held-to-maturity	1,281,982	1,170,481	2
Loans receivable, net of impaired loans and allowance	14,048,002	14,071,775	3
Accrued interest receivable	118,966	118,966	1
FHLB, FRB & FNBB stock; other equity investments	223,748	223,748	3
Marketable equity securities	49,419	49,419	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,085,501	$4,085,501	1
Savings and interest-bearing transaction accounts	11,050,347	11,050,347	1
Time deposits	1,651,863	1,633,091	3
Securities sold under agreements to repurchase	142,085	142,085	1
FHLB and other borrowed funds	1,301,300	1,291,926	2
Accrued interest payable	19,124	19,124	1
Subordinated debentures	439,834	358,682	3

	December 31, 2022
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$724,790	$724,790	1
Investment securities - available for sale	4,041,590	4,041,590	2
Investment securities - held-to-maturity	1,287,705	1,126,146	2
Loans receivable, net of impaired loans and allowance	13,929,892	13,723,865	3
Accrued interest receivable	103,199	103,199	1
FHLB, FRB & FNBB stock; other equity investments	215,952	215,952	3
Marketable equity securities	52,034	52,034	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$5,164,997	$5,164,997	1
Savings and interest-bearing transaction accounts	11,730,552	11,730,552	1
Time deposits	1,043,234	1,014,348	3
Securities sold under agreements to repurchase	131,146	131,146	1
FHLB and other borrowed funds	650,000	595,886	2
Accrued interest payable	10,622	10,622	1
Subordinated debentures	440,420	411,686	3

21. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During 2023, the Company requested approximately $328.9 million in regular dividends from its banking subsidiary.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common equity Tier 1 ("CET1") and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2023, the Company meets all capital adequacy requirements to which it is subject.
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
The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% CET1 risk-based capital ratio, a 5% Tier 1 leverage ratio, an 8% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. As of December 31, 2023, the Bank met the capital standards for a well-capitalized institution. The Company’s CET1 risk-based capital ratio, Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 14.15%, 12.44%, 14.15%, and 17.79%, respectively, as of December 31, 2023.

The Company’s actual capital amounts and ratios along with the Company’s bank subsidiary are presented in the following table.

	Actual		Minimum Capital Requirement –Basel III		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2023
Common equity Tier 1 capital ratios:
Home BancShares	$2,609,823	14.15%	$1,290,867	7.00%	N/A	N/A
Centennial Bank	2,495,303	13.60	1,284,347	7.00	1,192,608	6.50
Leverage ratios:
Home BancShares	$2,609,823	12.44%	$839,271	4.00%	N/A	N/A
Centennial Bank	2,495,303	11.92	837,350	4.00	1,046,688	5.00
Tier 1 capital ratios:
Home BancShares	$2,609,823	14.15%	$1,567,482	8.50%	N/A	N/A
Centennial Bank	2,495,303	13.60	1,559,564	8.50	1,467,825	8.00
Total risk-based capital ratios:
Home BancShares	$3,281,136	17.79%	$1,936,301	10.50%	N/A	N/A
Centennial Bank	2,725,909	14.85	1,927,410	10.50	1,835,629	10.00

As of December 31, 2022
Common equity Tier 1 capital ratios:
Home BancShares	$2,399,919	12.91%	$1,300,831	7.00%	N/A	N/A
Centennial Bank	2,408,756	13.00	1,297,352	7.00	1,204,684	6.50
Leverage ratios:
Home BancShares	$2,399,919	10.86%	$883,664	4.00%	N/A	N/A
Centennial Bank	2,408,756	10.93	881,464	4.00	1,101,831	5.00
Tier 1 capital ratios:
Home BancShares	$2,399,919	12.91%	$1,579,580	8.50%	N/A	N/A
Centennial Bank	2,408,756	13.00	1,575,356	8.50	1,482,688	8.00
Total risk-based capital ratios:
Home BancShares	$3,073,455	16.54%	$1,951,246	10.50%	N/A	N/A
Centennial Bank	2,640,992	14.25	1,946,021	10.50	1,853,354	10.00
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
The following is summary of the Company’s additional cash flow information during the years ended December 31:

	2023	2022	2021
	(In thousands)
Interest paid	$339,606	$115,046	$53,327
Income taxes paid	135,089	86,583	98,320
Assets acquired by foreclosure	30,532	619	2,623

23. Condensed Financial Information (Parent Company Only)
Condensed Balance Sheets

	December 31,
(In thousands)	2023	2022
Assets
Cash and cash equivalents	$484,542	$359,570
Investment securities	57,032	57,912
Investments in wholly-owned subsidiaries	3,679,597	3,538,344
Other assets	18,049	19,422
Total assets	$4,239,220	$3,975,248
Liabilities
Subordinated debentures	$439,834	$440,420
Other liabilities	8,311	8,466
Total liabilities	448,145	448,886
Stockholders' Equity
Common stock	2,015	2,034
Capital surplus	2,348,023	2,386,699
Retained earnings	1,690,112	1,443,087
Accumulated other comprehensive income	(249,075)	(305,458)
Total stockholders' equity	3,791,075	3,526,362
Total liabilities and stockholders' equity	$4,239,220	$3,975,248
Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2023	2022	2021
Income
Dividends from equity securities	$3,634	$2,088	$646
Dividends from banking subsidiary	329,997	216,086	286,712
Other (loss) income	(724)	(1,297)	7,234
Total income	332,907	216,877	294,592
Expenses	32,361	38,933	34,194
Income before income taxes and equity in undistributed net income of subsidiaries	300,546	177,944	260,398
Tax benefit for income taxes	7,514	10,752	7,161
Income before equity in undistributed net income of subsidiaries	308,060	188,696	267,559
Equity in undistributed net income of subsidiaries	84,869	116,566	51,462
Net income	$392,929	$305,262	$319,021

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$392,929	$305,262	$319,021
Items not requiring (providing) cash
(Accretion)/ amortization	(586)	1,912	767
Share-based compensation	9,274	9,133	8,848
Decrease (increase) in value of equity securities	1,094	1,272	(7,178)
Equity in undistributed income of subsidiaries	(84,869)	(116,566)	(51,462)
Changes in other assets	(364)	(4,149)	90
Changes in other liabilities	(155)	2,290	(76)
Net cash provided by operating activities	317,323	199,154	270,010
Cash flows from investing activities
Net cash proceeds from Happy Bancshares, Inc.	—	201,428	—
Purchases of equity securities	—	(49,975)	(13,276)
Proceeds from sale of equity securities	1,522	13,778	16,381
Redemptions of other investments	—	2,899	—
Net cash provided by investing activities	1,522	168,130	3,105
Cash flows from financing activities
Retirement of subordinated debentures	—	(300,000)	—
Proceeds from the issuance of subordinated debentures	—	296,324	—
Redemption of trust preferred securities	—	(96,499)	—
Proceeds from exercise of stock options	802	156	2,374
Repurchase of common stock	(48,771)	(70,856)	(44,480)
Dividends paid	(145,904)	(128,424)	(92,142)
Net cash used in financing activities	(193,873)	(299,299)	(134,248)
Increase in cash and cash equivalents	124,972	67,985	138,867
Cash and cash equivalents, beginning of year	359,570	291,585	152,718
Cash and cash equivalents, end of year	$484,542	$359,570	$291,585
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

In March 2020, the FASB issued ASU 2020-04,“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally could be applied through December 31, 2022. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.
In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” The amendments in the update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in the update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in this Update do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. ASU 2021-01 was effective upon issuance and generally could be applied through December 31, 2022. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.
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

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments apply to all public entities that are required to report segment information in accordance with FASB ASC Topic 280, Segment Reporting. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. Public entities are required to disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, public entities must provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting, in interim periods. The amendments clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. The Amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Finally, the amendments require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in ASC Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impacts related to the adoption of the ASU.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments require that public business entities on an annual basis (a) disclose specific categories in the rate reconciliation and (b) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). The amendments also require that all entities disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments require that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the potential impacts related to the adoption of the ASU.
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
Changes in Internal Control Over Financial Reporting
The Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer regularly review our internal controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2023 fiscal year that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 18, 2024, to be filed pursuant to Regulation 14A.
Item 11. EXECUTIVE COMPENSATION
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 18, 2024, to be filed pursuant to Regulation 14A.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 18, 2024, to be filed pursuant to Regulation 14A, except as set forth below.
We currently maintain compensation plans, the Home BancShares, Inc. Amended and Restated 2006 Stock Option and Performance Incentive Plan, as amended, and the Home BancShares, Inc. 2022 Equity Incentive Plan, which provide for the issuance of stock-based compensation to directors, officers and other employees. These plans have been approved by the stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by the stockholders	2,775,601	$20.95	2,638,311
Equity compensation plans not approved by the stockholders	—	—	—
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 18, 2024, to be filed pursuant to Regulation 14A.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 18, 2024, to be filed pursuant to Regulation 14A.
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
3.11
Tenth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 4.11 of Home BancShares’s registration statement on Form S-8 (File No. 333-264409)

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

10.1	Home BancShares, Inc. 2021 Performance-Based Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on March 5, 2021) ^
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*
31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*
32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*
32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*
97.1	Home BancShares, Inc. Clawback Policy*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
John W. Allison
Chairman, Chief Executive Officer and President
Date: February 26, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 26, 2024.

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