Form 10-Q
period 2024-03-31
HOME BANCSHARES INC
filed 2024-05-03
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024
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
Common Stock Issued and Outstanding: 200,321,198 shares as of May 2, 2024.

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
•disruptions, uncertainties and related effects on credit quality, liquidity, other aspects of our business and our operations that may result from any future public health crises;
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
All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2024 and this Form 10-Q.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$205,262	$226,363
Interest-bearing deposits with other banks	969,996	773,850
Cash and cash equivalents	1,175,258	1,000,213
Fed funds sold	5,200	5,100
Investment securities — available-for-sale, net of allowance for credit losses of $2,525 at both March 31, 2024 and December 31, 2023 (amortized cost of $3,763,609 and $3,840,927 at March 31, 2024 and December 31, 2023, respectively)	3,400,884	3,507,841
Investment securities — held-to-maturity, net of allowance for credit losses of $2,005 at both March 31, 2024 and December 31, 2023	1,280,586	1,281,982
Total investment securities	4,681,470	4,789,823
Loans receivable	14,513,673	14,424,728
Allowance for credit losses	(290,294)	(288,234)
Loans receivable, net	14,223,379	14,136,494
Bank premises and equipment, net	389,618	393,300
Foreclosed assets held for sale	30,650	30,486
Cash value of life insurance	215,424	214,516
Accrued interest receivable	119,029	118,966
Deferred tax asset, net	202,882	197,164
Goodwill	1,398,253	1,398,253
Core deposit intangibles	46,630	48,770
Other assets	347,928	323,573
Total assets	$22,835,721	$22,656,658
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$4,115,603	$4,085,501
Savings and interest-bearing transaction accounts	11,047,258	11,050,347
Time deposits	1,703,269	1,651,863
Total deposits	16,866,130	16,787,711
Securities sold under agreements to repurchase	176,107	142,085
FHLB and other borrowed funds	1,301,050	1,301,300
Accrued interest payable and other liabilities	241,345	194,653
Subordinated debentures	439,688	439,834
Total liabilities	19,024,320	18,865,583
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2024 and 2023; shares issued and outstanding 200,796,852 in 2024 and 201,526,494 in 2023	2,008	2,015
Capital surplus	2,326,824	2,348,023
Retained earnings	1,753,994	1,690,112
Accumulated other comprehensive loss	(271,425)	(249,075)
Total stockholders’ equity	3,811,401	3,791,075
Total liabilities and stockholders’ equity	$22,835,721	$22,656,658
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
	(Unaudited)
Interest income:
Loans	$265,294	$236,997
Investment securities
Taxable	33,229	35,288
Tax-exempt	7,803	7,963
Deposits – other banks	10,528	4,685
Federal funds sold	61	6
Total interest income	316,915	284,939
Interest expense:
Interest on deposits	92,548	59,162
Federal funds purchased	—	—
FHLB and other borrowed funds	14,276	6,190
Securities sold under agreements to repurchase	1,404	868
Subordinated debentures	4,097	4,124
Total interest expense	112,325	70,344
Net interest income	204,590	214,595
Provision for credit losses on loans	5,500	1,200
Recovery of credit losses on unfunded commitments	(1,000)	—
Provision for credit losses on investment securities	—	—
Total credit loss expense	4,500	1,200
Net interest income after credit loss expense	200,090	213,395
Non-interest income:
Service charges on deposit accounts	9,686	9,842
Other service charges and fees	10,189	11,875
Trust fees	5,066	4,864
Mortgage lending income	3,558	2,571
Insurance commissions	508	526
Increase in cash value of life insurance	1,195	1,104
Dividends from FHLB, FRB, FNBB & other	3,007	2,794
Gain on sale of SBA loans	198	139
(Loss) gain on sale of branches, equipment and other assets, net	(8)	7
Gain on OREO, net	17	—
Fair value adjustment for marketable securities	1,003	(11,408)
Other income	7,380	11,850
Total non-interest income	41,799	34,164
Non-interest expense:
Salaries and employee benefits	60,910	64,490
Occupancy and equipment	14,551	14,952
Data processing expense	9,147	8,968
Merger and acquisition expenses	—	—
Other operating expenses	26,888	26,234
Total non-interest expense	111,496	114,644
Income before income taxes	130,393	132,915
Income tax expense	30,284	29,953
Net income	$100,109	$102,962
Basic earnings per share	$0.50	$0.51
Diluted earnings per share	$0.50	$0.51
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In thousands)	2024	2023
	(Unaudited)
Net income	$100,109	$102,962
Net unrealized (loss) gain on available-for-sale securities	(29,635)	64,968
Other comprehensive (loss) income before tax effect	(29,635)	64,968
Tax effect on other comprehensive loss	7,285	(15,811)
Other comprehensive (loss) income	(22,350)	49,157
Comprehensive income	$77,759	$152,119
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2024
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2024	$2,015	$2,348,023	$1,690,112	$(249,075)	$3,791,075
Comprehensive income:
Net income	—	—	100,109	—	100,109
Other comprehensive loss	—	—	—	(22,350)	(22,350)
Net issuance of 76,542 shares of common stock from exercise of stock options	1	670	—	—	671
Repurchase of 1,025,934 shares of common stock	(10)	(24,007)	—	—	(24,017)
Share-based compensation net issuance of 219,750 shares of restricted common stock	2	2,273	—	—	2,275
Excise tax from repurchase of common stock	—	(135)	—	—	(135)
Cash dividends – Common Stock, $0.18 per share	—	—	(36,227)	—	(36,227)
Balances at March 31, 2024 (unaudited)	$2,008	$2,326,824	$1,753,994	$(271,425)	$3,811,401
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2023
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2023	$2,034	$2,386,699	$1,443,087	$(305,458)	$3,526,362
Comprehensive income:
Net income	—	—	102,962	—	102,962
Other comprehensive income	—	—	—	49,157	49,157
Net issuance of 66,451 shares of common stock from exercise of stock options	1	85	—	—	86
Repurchase of 590,000 shares of common stock	(6)	(13,534)	—	—	(13,540)
Share-based compensation net issuance of 258,000 shares of restricted common stock	3	2,504	—	—	2,507
Cash dividends – Common Stock, $0.18 per share	—	—	(36,649)	—	(36,649)
Balances at March 31, 2023 (unaudited)	$2,032	$2,375,754	$1,509,400	$(256,301)	$3,630,885
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2024	2023
	(Unaudited)
Operating Activities
Net income	$100,109	$102,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	7,350	7,722
(Increase) decrease in value of equity securities	(1,003)	11,408
Amortization of securities, net	3,826	3,835
Accretion of purchased loans	(2,772)	(3,172)
Share-based compensation	2,275	2,507
Gain on assets	(207)	(146)
Provision for credit losses - loans	5,500	1,200
(Recovery of) provision for credit losses - unfunded commitments	(1,000)	—
Deferred income tax effect	1,567	176
Increase in cash value of life insurance	(1,195)	(1,104)
Originations of mortgage loans held for sale	(119,379)	(90,465)
Proceeds from sales of mortgage loans held for sale	126,012	66,655
Changes in assets and liabilities:
Accrued interest receivable	(63)	459
Other assets	(21,169)	(99)
Accrued interest payable and other liabilities	47,692	16,010
Net cash provided by operating activities	147,543	117,948
Investing Activities
Net increase in federal funds sold	(100)	—
Net (increase) decrease in loans, excluding purchased loans	(99,450)	43,894
Proceeds from maturities of investment securities – available-for-sale	73,448	330,539
Proceeds from maturities of investment securities – held-to-maturity	1,444	1,378
(Purchase) redemption of other investments	(2,176)	5,239
Proceeds from foreclosed assets held for sale	306	157
Proceeds from sale of SBA loans	2,949	2,337
Purchases of premises and equipment, net	(1,682)	(2,404)
Return of investment on cash value of life insurance	280	—
Net cash (used in) provided by investing activities	(24,981)	381,140
Financing Activities
Net increase (decrease) in deposits	78,419	(493,317)
Net increase in securities sold under agreements to repurchase	34,022	7,596
Decrease in FHLB and other borrowed funds	(1,400,250)	—
Increase in FHLB and other borrowed funds	1,400,000	—
Proceeds from exercise of stock options	671	86
Repurchase of common stock	(24,152)	(13,540)
Dividends paid on common stock	(36,227)	(36,649)
Net cash provided by (used in) financing activities	52,483	(535,824)
Net change in cash and cash equivalents	175,045	(36,736)
Cash and cash equivalents – beginning of year	1,000,213	724,790
Cash and cash equivalents – end of period	$1,175,258	$688,054
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

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2023 Form 10-K, filed with the Securities and Exchange Commission on February 26, 2024.
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

Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net income	$100,109	$102,962
Average shares outstanding	201,210	203,456
Effect of common stock options	180	169
Average diluted shares outstanding	201,390	203,625
Basic earnings per share	$0.50	$0.51
Diluted earnings per share	$0.50	$0.51
The impact of anti-dilutive shares to the diluted earnings per share calculation was considered immaterial for the periods ended March 31, 2024 and 2023.
2. Business Combinations
Acquisition of Happy Bancshares, Inc.
The Company's most recent acquisition occurred on April 1, 2022, when the Company completed the acquisition of Happy Bancshares, Inc. (“Happy”), and merged Happy State Bank into Centennial Bank. For additional discussion regarding the acquisition of Happy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 "Business Combinations" in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.
3. Investment Securities
The following table summarizes the amortized cost and fair value of securities that are classified as available-for-sale and held-to-maturity:

	March 31, 2024
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$342,771	$—	$342,771	$1,441	$(18,537)	$325,675
U.S. government-sponsored mortgage-backed securities	1,667,526	—	1,667,526	396	(215,187)	1,452,735
Private mortgage-backed securities	190,155	—	190,155	—	(16,614)	173,541
Non-government-sponsored asset backed securities	367,066	—	367,066	695	(6,421)	361,340
State and political subdivisions	980,415	—	980,415	1,104	(81,647)	899,872
Other securities	215,676	(2,525)	213,151	957	(26,387)	187,721
Total	$3,763,609	$(2,525)	$3,761,084	$4,593	$(364,793)	$3,400,884

	March 31, 2024
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,353	$—	$43,353	$—	$(3,342)	$40,011
U.S. government-sponsored mortgage-backed securities	129,077	—	129,077	—	(6,093)	122,984
State and political subdivisions	1,110,161	(2,005)	1,108,156	216	(112,222)	996,150
Total	$1,282,591	$(2,005)	$1,280,586	$216	$(121,657)	$1,159,145

	December 31, 2023
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$361,494	$—	$361,494	$2,247	$(17,093)	$346,648
U.S. government-sponsored mortgage-backed securities	1,711,668	—	1,711,668	310	(191,557)	1,520,421
Private mortgage-backed securities	191,522	—	191,522	—	(16,117)	175,405
Non-government-sponsored asset backed securities	370,203		370,203	821	(7,551)	363,473
State and political subdivisions	990,318	—	990,318	1,938	(75,931)	916,325
Other securities	215,722	(2,525)	213,197	402	(28,030)	185,569
Total	$3,840,927	$(2,525)	$3,838,402	$5,718	$(336,279)	$3,507,841

	December 31, 2023
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,285	$—	$43,285	$—	$(2,607)	$40,678
U.S. government-sponsored mortgage-backed securities	130,278	—	130,278	106	(4,362)	126,022
State and political subdivisions	1,110,424	(2,005)	1,108,419	456	(105,094)	1,003,781
Total	$1,283,987	$(2,005)	$1,281,982	$562	$(112,063)	$1,170,481
Assets, principally investment securities, having a carrying value of approximately $3.55 billion and $3.57 billion at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $176.1 million and $142.1 million at March 31, 2024 and December 31, 2023, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at March 31, 2024, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$15,856	$15,686	$—	$—
Due after one year through five years	235,704	220,573	28,202	26,487
Due after five years through ten years	396,977	355,394	313,321	283,296
Due after ten years	890,325	821,615	811,991	726,378
U.S. government-sponsored mortgage-backed securities	1,667,526	1,452,735	129,077	122,984
Private mortgage-backed securities	190,155	173,541	—	—
Non-government-sponsored asset backed securities	367,066	361,340	—	—
Total	$3,763,609	$3,400,884	$1,282,591	$1,159,145
During the three months ended March 31, 2024 and 2023, no available-for-sale securities were sold.
The following table shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$29,035	$(529)	$177,346	$(18,008)	$206,381	$(18,537)
U.S. government-sponsored mortgage-backed securities	34,770	(956)	1,365,034	(214,231)	1,399,804	(215,187)
Private mortgage-backed securities	—	—	173,541	(16,614)	173,541	(16,614)
Non-government-sponsored asset backed securities	17,486	(15)	212,754	(6,406)	230,240	(6,421)
State and political subdivisions	32,760	(921)	782,538	(80,726)	815,298	(81,647)
Other securities	2,415	(1,085)	167,048	(25,302)	169,463	(26,387)
Total	$116,466	$(3,506)	$2,878,261	$(361,287)	$2,994,727	$(364,793)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$40,011	$(3,342)	$40,011	$(3,342)
U.S. government-sponsored mortgage-backed securities	42,125	(960)	80,859	(5,133)	122,984	(6,093)
State and political subdivisions	10,816	(480)	961,813	(111,742)	972,629	(112,222)
Total	$52,941	$(1,440)	$1,082,683	$(120,217)	$1,135,624	$(121,657)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$2,742	$(2)	$180,569	$(17,091)	$183,311	$(17,093)
U.S. government-sponsored mortgage-backed securities	102,831	(2,166)	1,392,318	(189,391)	1,495,149	(191,557)
Private mortgage-backed securities	9,298	(226)	166,107	(15,891)	175,405	(16,117)
Non-government-sponsored asset backed securities	—	—	213,838	(7,551)	213,838	(7,551)
State and political subdivisions	28,596	(400)	769,860	(75,531)	798,456	(75,931)
Other securities	—	—	164,430	(28,030)	164,430	(28,030)
Total	$143,467	$(2,794)	$2,887,122	$(333,485)	$3,030,589	$(336,279)
Held to maturity:
U.S. government-sponsored enterprises	$—	$—	$40,677	$(2,607)	$40,677	$(2,607)
U.S. government-sponsored mortgage-backed securities	48,498	(861)	65,573	(3,501)	114,071	(4,362)
State and political subdivisions	21,493	(297)	956,578	(104,797)	978,071	(105,094)
Total	$69,991	$(1,158)	$1,062,828	$(110,905)	$1,132,819	$(112,063)
Debt securities available-for-sale ("AFS") are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income (loss), net of taxes. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. The Company has made the election to exclude accrued interest receivable on AFS securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Debt securities held-to-maturity ("HTM"), which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses. The Company measures expected credit losses on HTM securities on a collective basis by major security type, with each type sharing similar risk characteristics. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed.

During the three months ended March 31, 2024, the Company determined the $2.5 million allowance for credit losses on the available for sale portfolio and the $2.0 million allowance for credit losses on the held-to-maturity portfolio were adequate. Therefore, no additional provision was considered necessary.

Available-for-Sale Investment Securities
	March 31, 2024	December 31, 2023
Allowance for credit losses:	(In thousands)
Beginning balance	$2,525	$842
Provision for credit loss	—	—
Balance, March 31	$2,525	$842
Provision for credit loss		1,683
Balance, December 31, 2023		$2,525

Held-to-Maturity Investment Securities
	March 31, 2024	December 31, 2023
Allowance for credit losses:	(In thousands)
Beginning balance	$2,005	$2,005
Provision for credit loss	—	—
Balance, March 31	$2,005	$2,005
Provision for credit loss		—
Balance, December 31, 2023		$2,005
For the three months ended March 31, 2024, the Company had available-for-sale investment securities with approximately $364.8 million in unrealized losses, of which $361.3 million had been in continuous loss positions for more than twelve months. With the exception of the subordinated debt investment securities which were downgraded during 2023 resulting in the allowance as noted above, the Company’s assessments indicated the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 34.7% of the principal balance from the Company’s investment portfolio will mature or are expected to pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
As of March 31, 2024, the Company's available-for-sale securities portfolio consisted of 1,570 investment securities, 1,321 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $364.8 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $18.5 million on 63 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained $215.2 million of unrealized losses on 660 securities, and the private mortgage-backed securities portfolio contained $16.6 million of unrealized losses on 32 securities. The non-government-sponsored asset backed securities portfolio contained $6.4 million of unrealized losses on 33 securities. The state and political subdivisions portfolio contained $81.6 million of unrealized losses on 471 securities. In addition, the other securities portfolio contained $26.4 million of unrealized losses on 62 securities. With the exception of the investments for which an allowance for credit losses has been established, the unrealized losses on the Company's investments were primarily a result of interest rate changes, and the Company expects to recover the amortized cost basis over the term of the securities. The Company has determined that, as of March 31, 2024, an additional provision for credit losses is not necessary because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
As of March 31, 2024, the Company's held-to-maturity securities portfolio consisted of 508 investment securities, 492 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $121.7 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $3.3 million on 5 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained unrealized losses of $6.1 million on 20 securities. The state and political subdivisions portfolio contained $112.2 million of unrealized losses on 467 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, the Company has determined that an additional provision for credit losses was not necessary as of March 31, 2024.

The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of March 31, 2024:

	State and political subdivisions	U.S. government-sponsored enterprises	U.S. government-sponsored mortgage-backed securities	Total
	(In thousands)
Aaa/AAA	$235,082	$43,353	$—	$278,435
Aa/AA	845,485	—	—	845,485
A	27,686	—	—	27,686
Not rated	1,908	—	—	1,908
Agency Backed	—	—	129,077	129,077
Total	$1,110,161	$43,353	$129,077	$1,282,591
Income earned on securities for the three months ended March 31, 2024 and 2023, is as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Taxable
Available-for-sale	$25,762	$27,798
Held-to-maturity	7,467	7,490
Non-taxable
Available-for-sale	4,695	4,826
Held-to-maturity	3,108	3,137
Total	$41,032	$43,251
4. Loans Receivable
The various categories of loans receivable are summarized as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,616,965	$5,549,954
Construction/land development	2,330,555	2,293,047
Agricultural	337,618	325,156
Residential real estate loans
Residential 1-4 family	1,899,974	1,844,260
Multifamily residential	415,926	435,736
Total real estate	10,601,038	10,448,153
Consumer	1,163,228	1,153,690
Commercial and industrial	2,284,775	2,324,991
Agricultural	278,609	307,327
Other	186,023	190,567
Total loans receivable	14,513,673	14,424,728
Allowance for credit losses	(290,294)	(288,234)
Loans receivable, net	$14,223,379	$14,136,494

During the three months ended March 31, 2024, the Company sold $2.7 million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $198,000. During the three months ended March 31, 2023, the Company sold $2.2 million guaranteed portions of certain SBA loans, which resulted in a gain of approximately $139,000.
Mortgage loans held for sale of approximately $95.2 million and $123.4 million at March 31, 2024 and December 31, 2023, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. The Company regularly sells mortgages into the capital markets to mitigate the effects of interest rate volatility during the period from the time an interest rate lock commitment (“IRLC”) is issued until the IRLC funds creating a mortgage loan held for sale and its subsequent sale into the secondary/capital markets. Loan sales are typically executed on a mandatory basis. Under a mandatory commitment, the Company agrees to deliver a specified dollar amount with predetermined terms by a certain date. Generally, the commitment is not loan specific, and any combination of loans can be delivered into the outstanding commitment provided the terms fall within the parameters of the commitment. Upon failure to deliver, the Company is subject to fees based on market movement. These commitments and IRLCs are derivative instruments and their fair values at March 31, 2024 and December 31, 2023 were not material.
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $90.5 million and $130.7 million in PCD loans, as of March 31, 2024 and December 31, 2023, respectively. This balance, as of March 31, 2024, consisted of $90.1 million resulting from the acquisition of Happy and $362,000 from the acquisition of LH-Finance.
A description of our accounting policies for loans and impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) are set forth in our 2023 Form 10-K filed with the SEC on February 26, 2024.
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

Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the input assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. The identified loss drivers by segment are included below as of both March 31, 2024 and December 31, 2023.

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
During the three months ended March 31, 2024, the Company recorded $5.5 million in provision for credit losses on loans, and the Company reversed $1.0 million in provision for unfunded commitments. During the three months ended March 31, 2023, the Company recorded $1.2 million in provision for credit losses on loans, and the Company determined that no additional provision was necessary for unfunded commitments as the current level of the reserve was considered adequate.
The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$33,877	$78,635	$55,860	$92,810	$27,052	$288,234
Loans charged off	(1)	(1,102)	(159)	(1,746)	(970)	(3,978)
Recoveries of loans previously charged off	7	20	19	101	391	538
Net loans recovered (charged off)	6	(1,082)	(140)	(1,645)	(579)	(3,440)
Provision for credit losses	2,038	1,575	1,183	(157)	861	5,500
Balance, March 31	$35,921	$79,128	$56,903	$91,008	$27,334	$290,294

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2023 and the year ended December 31, 2023:

	Three Months Ended March 31, 2023 and Year Ended December 31, 2023
	Construction/ Land Development		Other Commercial Real Estate		Residential Real Estate		Commercial & Industrial		Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$32,243		$93,848		$50,963		$89,354		$23,261	$289,669
Loans charged off	(25)		(73)		(59)		(3,006)		(1,125)	(4,288)
Recoveries of loans previously charged off	7		19		126		109		327	588
Net loans (charged off) recovered	(18)		(54)		67		(2,897)		(798)	(3,700)
Provision for credit loss - loans	(1,053)		(6,816)		403		5,939		2,727	1,200
Balance, March 31	31,172	—	86,978	—	51,433	—	92,396	—	25,190	287,169
Loans charged off	(238)		(2,262)		(210)		(6,151)		(2,906)	(11,767)
Recoveries of loans previously charged off	106		514		203		474		785	2,082
Net loans (charged off) recovered	(132)		(1,748)		(7)		(5,677)		(2,121)	(9,685)
Provision for credit loss - loans	2,837		(6,595)		4,434		6,091		3,983	10,750
Balance, December 31	$33,877		$78,635		$55,860		$92,810		$27,052	$288,234
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$12,887	$—	$9,377
Construction/land development	15,782	9,059	603
Agricultural	414	—	—
Residential real estate loans
Residential 1-4 family	22,037	—	543
Total real estate	51,120	9,059	10,523
Consumer	4,639	—	48
Commercial and industrial	10,969	3,112	2,311
Agricultural & other	327	—	46
Total	$67,055	$12,171	$12,928

	December 31, 2023
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$13,178	$—	$2,177
Construction/land development	12,094	—	255
Agricultural	431	—	—
Residential real estate loans
Residential 1-4 family	20,351	—	84
Multifamily residential	—	—	—
Total real estate	46,054	—	2,516
Consumer	3,423	—	79
Commercial and industrial	9,982	2,534	1,535
Agricultural & other	512	—	—
Total	$59,971	$2,534	$4,130
The Company had $67.1 million and $60.0 million in nonaccrual loans for the periods ended March 31, 2024 and December 31, 2023, respectively. In addition, the Company had $12.9 million and $4.1 million in loans past due 90 days or more and still accruing for the periods ended March 31, 2024 and December 31, 2023, respectively.
The Company had $12.2 million and $2.5 million in nonaccrual loans with a specific reserve as of March 31, 2024 and December 31, 2023, respectively. Interest income recognized on the non-accrual loans for the periods ended March 31, 2024 and March 31, 2023 was considered immaterial.
The following table presents the amortized cost basis of impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) by class of loans as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$44,193	$—	$—
Construction/land development	16,385	—	—
Agricultural	414	—	—
Residential real estate loans
Residential 1-4 family	—	23,696	—
Multifamily residential	—	—	—
Total real estate	60,992	23,696	—
Consumer	—	—	4,696
Commercial and industrial	—	—	15,536
Agricultural & other	—	—	373
Total	$60,992	$23,696	$20,605

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$39,813	$—	$—
Construction/land development	12,350	—	—
Agricultural	431	—	—
Residential real estate loans
Residential 1-4 family	—	21,386	—
Multifamily residential	—	—	—
Total real estate	52,594	21,386	—
Consumer	—	—	3,511
Commercial and industrial	—	—	16,890
Agricultural & other	—	—	512
Total	$52,594	$21,386	$20,913
The Company had $105.3 million and $94.9 million in impaired loans for the periods ended March 31, 2024 and December 31, 2023, respectively.
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

The following is an aging analysis for loans receivable as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,628	$1,148	$22,264	$26,040	$5,590,925	$5,616,965	$9,377
Construction/land development	1,525	103	16,385	18,013	2,312,542	2,330,555	603
Agricultural	301	311	414	1,026	336,592	337,618	—
Residential real estate loans
Residential 1-4 family	10,488	1,466	22,580	34,534	1,865,440	1,899,974	543
Multifamily residential	790	—	—	790	415,136	415,926	—
Total real estate	15,732	3,028	61,643	80,403	10,520,635	10,601,038	10,523
Consumer	417	151	4,687	5,255	1,157,973	1,163,228	48
Commercial and industrial	1,426	2,747	13,280	17,453	2,267,322	2,284,775	2,311
Agricultural & other	462	48	373	883	463,749	464,632	46
Total	$18,037	$5,974	$79,983	$103,994	$14,409,679	$14,513,673	$12,928

	December 31, 2023
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,124	$416	$15,355	$23,895	$5,526,059	$5,549,954	$2,177
Construction/land development	1,430	—	12,349	13,779	2,279,268	2,293,047	255
Agricultural	474	314	431	1,219	323,937	325,156	—
Residential real estate loans
Residential 1-4 family	4,346	1,423	20,435	26,204	1,818,056	1,844,260	84
Multifamily residential	—	—	—	—	435,736	435,736	—
Total real estate	14,374	2,153	48,570	65,097	10,383,056	10,448,153	2,516
Consumer	1,022	303	3,502	4,827	1,148,863	1,153,690	79
Commercial and industrial	2,089	3,378	11,517	16,984	2,308,007	2,324,991	1,535
Agricultural and other	1,074	113	512	1,699	496,195	497,894	—
Total	$18,559	$5,947	$64,101	$88,607	$14,336,121	$14,424,728	$4,130
Non-accruing loans at March 31, 2024 and December 31, 2023 were $67.1 million and $60.0 million, respectively.
Interest recognized on impaired loans during the three months ended March 31, 2024 was approximately $685,000. Interest recognized on impaired loans during the three months ended March 31, 2023 was approximately $1.8 million. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$342	$91	$433
Risk rating 2	—	—	—	—	—	109	—	109
Risk rating 3	83,363	331,573	594,821	581,031	241,146	1,121,885	437,309	3,391,128
Risk rating 4	7,718	157,901	499,982	251,916	157,181	710,773	133,521	1,918,992
Risk rating 5	—	—	800	10,612	—	53,802	—	65,214
Risk rating 6	—	—	8,191	9,205	24,133	199,371	189	241,089
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	91,081	489,474	1,103,794	852,764	422,460	2,086,282	571,110	5,616,965
Construction/land development
Risk rating 1	$—	$—	$—	$10	$—	$—	$—	$10
Risk rating 2	—	138	—	—	—	179	—	317
Risk rating 3	103,471	338,932	491,298	113,870	50,553	70,571	47,987	1,216,682
Risk rating 4	17,872	165,321	426,339	220,985	19,545	52,325	193,864	1,096,251
Risk rating 5	—	635	—	—	—	67	—	702
Risk rating 6	—	—	11,796	1,602	1,279	901	943	16,521
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	72	—	—	—	72
Total construction/land development	121,343	505,026	929,433	336,539	71,377	124,043	242,794	2,330,555
Agricultural
Risk rating 1	$700	$—	$1,550	$—	$—	$—	$—	$2,250
Risk rating 2	—	245	—	1,908	—	—	—	2,153
Risk rating 3	12,689	35,840	43,636	20,758	24,044	48,712	26,975	212,654
Risk rating 4	7,297	9,474	22,316	18,238	13,622	40,145	4,636	115,728
Risk rating 5	—	—	—	—	—	882	—	882
Risk rating 6	—	—	—	1,668	1,084	1,199	—	3,951
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	20,686	45,559	67,502	42,572	38,750	90,938	31,611	337,618
Total commercial real estate loans	$233,110	$1,040,059	$2,100,729	$1,231,875	$532,587	$2,301,263	$845,515	$8,285,138
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$96	$2	$98
Risk rating 2	—	867	—	—	—	14	1	882
Risk rating 3	68,236	222,450	374,959	238,269	140,564	399,083	123,952	1,567,513
Risk rating 4	3,710	14,286	43,663	52,466	20,855	76,831	85,756	297,567
Risk rating 5	—	158	670	29	298	1,412	—	2,567
Risk rating 6	—	1,274	5,386	3,915	3,939	16,047	784	31,345
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	2	—	2
Total residential 1-4 family	71,946	239,035	424,678	294,679	165,656	493,485	210,495	1,899,974

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	424	3,300	25,242	37,413	44,195	81,998	6,867	199,439
Risk rating 4	—	696	81,319	38,046	64,246	23,736	8,041	216,084
Risk rating 5	—	—	150	—	—	—	—	150
Risk rating 6	—	—	—	—	—	253	—	253
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	424	3,996	106,711	75,459	108,441	105,987	14,908	415,926
Total real estate	$305,480	$1,283,090	$2,632,118	$1,602,013	$806,684	$2,900,735	$1,070,918	$10,601,038
Consumer
Risk rating 1	$2,232	$4,108	$2,526	$1,834	$769	$1,238	$1,529	$14,236
Risk rating 2	—	—	—	—	—	170	—	170
Risk rating 3	44,644	230,405	238,893	206,923	102,296	289,483	1,196	1,113,840
Risk rating 4	904	7,573	8,067	1,015	49	4,911	255	22,774
Risk rating 5	—	5,052	—	223	165	905	—	6,345
Risk rating 6	—	186	1,482	950	932	2,276	23	5,849
Risk rating 7	—	13	—	—	—	—	—	13
Risk rating 8	—	—	—	—	1	—	—	1
Total consumer	47,780	247,337	250,968	210,945	104,212	298,983	3,003	1,163,228
Commercial and industrial
Risk rating 1	$678	$1,729	$860	$816	$231	$20,920	$12,287	$37,521
Risk rating 2	—	160	1,221	208	10	20	1,130	2,749
Risk rating 3	21,943	475,638	267,003	73,719	52,985	248,283	227,129	1,366,700
Risk rating 4	32,124	50,433	33,941	44,843	19,245	85,821	425,396	691,803
Risk rating 5	—	20	832	16,270	3,186	972	2,123	23,403
Risk rating 6	22	12,147	72,252	4,576	668	20,577	52,352	162,594
Risk rating 7	—	—	—	—	—	5	—	5
Risk rating 8	—	—	—	—	—	—	—	—
Total commercial and industrial	54,767	540,127	376,109	140,432	76,325	376,598	720,417	2,284,775
Agricultural and other
Risk rating 1	$427	$402	$120	$16	$105	$—	$331	$1,401
Risk rating 2	71	308	28	1	—	1,216	743	2,367
Risk rating 3	17,995	51,938	40,941	30,317	25,416	44,812	140,789	352,208
Risk rating 4	3,781	8,139	9,975	7,231	642	13,634	62,823	106,225
Risk rating 5	—	—	312	—	61	593	15	981
Risk rating 6	—	77	31	55	97	368	822	1,450
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	22,274	60,864	51,407	37,620	26,321	60,623	205,523	464,632
Total	$430,301	$2,131,418	$3,310,602	$1,991,010	$1,013,542	$3,636,939	$1,999,861	$14,513,673

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$232	$116	$55	$403
Risk rating 2	—	—	—	—	111	—	—	111
Risk rating 3	305,742	584,860	568,413	243,177	216,746	934,111	440,414	3,293,463
Risk rating 4	83,089	557,540	242,217	224,378	149,258	590,864	95,360	1,942,706
Risk rating 5	—	—	10,000	—	14,095	42,694	758	67,547
Risk rating 6	—	8,198	9,958	23,743	24,380	179,350	95	245,724
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	388,831	1,150,598	830,588	491,298	404,822	1,747,135	536,682	5,549,954
Construction/land development
Risk rating 1	$—	$—	$10	$—	$—	$—	$—	$10
Risk rating 2	759	—	—	—	—	186	—	945
Risk rating 3	300,941	499,984	130,342	62,134	22,656	56,180	44,603	1,116,840
Risk rating 4	198,874	417,244	252,602	22,713	32,342	24,527	209,063	1,157,365
Risk rating 5	641	1,163	—	3,306	218	69	—	5,397
Risk rating 6	—	7,817	1,631	748	641	254	1,327	12,418
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	72	—	—	—	—	72
Total construction/land development	501,215	926,208	384,657	88,901	55,857	81,216	254,993	2,293,047
Agricultural
Risk rating 1	$—	$1,605	$—	$—	$—	$—	$—	$1,605
Risk rating 2	247	—	1,936	—	—	—	—	2,183
Risk rating 3	30,252	43,291	22,919	25,992	10,678	43,284	20,104	196,520
Risk rating 4	9,477	24,688	20,358	19,532	7,873	32,692	4,612	119,232
Risk rating 5	—	—	—	—	314	571	—	885
Risk rating 6	—	—	1,675	1,084	1,620	352	—	4,731
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	39,976	69,584	46,888	46,608	20,485	76,899	24,716	325,156
Total commercial real estate loans	$930,022	$2,146,390	$1,262,133	$626,807	$481,164	$1,905,250	$816,391	$8,168,157
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$144	$2	$146
Risk rating 2	259	—	—	—	—	20	1	280
Risk rating 3	246,462	366,149	241,985	145,339	93,751	324,569	122,950	1,541,205
Risk rating 4	14,992	37,444	55,406	21,240	13,313	67,084	62,356	271,835
Risk rating 5	—	243	246	479	831	1,343	40	3,182
Risk rating 6	71	5,361	2,926	4,064	3,432	10,567	1,189	27,610
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	2	—	2
Total residential 1-4 family	261,784	409,197	300,563	171,122	111,327	403,729	186,538	1,844,260

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	3,314	9,827	37,755	44,407	31,436	53,068	6,537	186,344
Risk rating 4	669	77,185	69,546	64,295	8,116	18,490	7,822	246,123
Risk rating 5	—	—	—	—	—	3,006	—	3,006
Risk rating 6	—	—	—	—	263	—	—	263
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	3,983	87,012	107,301	108,702	39,815	74,564	14,359	435,736
Total real estate	$1,195,789	$2,642,599	$1,669,997	$906,631	$632,306	$2,383,543	$1,017,288	$10,448,153
Consumer
Risk rating 1	$5,195	$2,952	$2,002	$839	$355	$1,114	$1,580	$14,037
Risk rating 2	—	—	—	—	126	54	—	180
Risk rating 3	240,897	245,543	211,312	108,009	108,063	191,220	1,264	1,106,308
Risk rating 4	9,597	7,534	2,479	69	109	6,073	214	26,075
Risk rating 5	22	—	22	483	872	261	—	1,660
Risk rating 6	204	1,559	830	581	881	1,349	11	5,415
Risk rating 7	15	—	—	—	—	—	—	15
Risk rating 8	—	—	—	—	—	—	—	—
Total consumer	255,930	257,588	216,645	109,981	110,406	200,071	3,069	1,153,690
Commercial and industrial
Risk rating 1	$3,757	$918	$1,120	$236	$121	$20,835	$12,644	$39,631
Risk rating 2	174	1,293	220	12	164	218	963	3,044
Risk rating 3	487,896	272,608	78,507	50,340	77,761	170,610	227,043	1,364,765
Risk rating 4	115,025	34,474	55,812	33,000	27,189	71,854	378,417	715,771
Risk rating 5	21	547	16,318	3,352	201	980	1,767	23,186
Risk rating 6	12,498	75,536	4,942	1,154	9,086	12,180	63,198	178,594
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total commercial and industrial	619,371	385,376	156,919	88,094	114,522	276,677	684,032	2,324,991
Agricultural and other
Risk rating 1	$408	$131	$16	$105	$—	$2	$563	$1,225
Risk rating 2	396	28	1	—	1,181	100	693	2,399
Risk rating 3	52,758	45,796	31,378	26,918	3,059	43,984	145,419	349,312
Risk rating 4	14,007	7,663	8,025	955	10,955	3,188	94,186	138,979
Risk rating 5	—	2,286	—	134	—	593	665	3,678
Risk rating 6	71	33	63	108	—	370	1,656	2,301
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	67,640	55,937	39,483	28,220	15,195	48,237	243,182	497,894
Total	$2,138,730	$3,341,500	$2,083,044	$1,132,926	$872,429	$2,908,528	$1,947,571	$14,424,728

The following table presents gross write-offs by origination date as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Gross Loan Write-Offs by Origination Year
	2024		2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$—	$750	$1	$351	$—	$1,102
Construction/land development	—		—	—	—	1	—	—	1
Agricultural	—		—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	—		1	68	—	25	65	—	159
Total real estate	—		1	68	750	27	416	—	1,262
Consumer	—		12	39	26	87	34	—	198
Commercial and industrial	—		106	25	258	—	2	1,355	1,746
Agricultural & other	772	*	—	—	—	—	—	—	772
Total	$772		$119	$132	$1,034	$114	$452	$1,355	$3,978
*The 2024 write-off consists entirely of overdrafts.

	December 31, 2023
	Gross Loan Write-Offs by Origination Year
	2023		2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$—	$—	$1,826	$502	$—	$2,328
Construction/land development	—		2	168	5	—	88	—	263
Agricultural	—		—	—	—	1	6	—	7
Residential real estate loans
Residential 1-4 family	—		29	28	73	13	126	—	269
Total real estate	—		31	196	78	1,840	722	—	2,867
Consumer	—		51	44	98	63	263	25	544
Commercial and industrial	—		407	1,110	894	911	5,369	466	9,157
Agricultural & other	3,252	**	1	1	2	64	3	164	3,487
Total	$3,252		$490	$1,351	$1,072	$2,878	$6,357	$655	$16,055
**The 2023 write-offs consists entirely of overdrafts.

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$91,081	$489,474	$1,103,713	$844,097	$421,053	$2,052,324	$571,030	$5,572,772
Non-performing	—	—	81	8,667	1,407	33,958	80	44,193
Total non-farm/non-residential	91,081	489,474	1,103,794	852,764	422,460	2,086,282	571,110	5,616,965
Construction/land development
Performing	$121,343	$505,026	$917,637	$334,866	$70,220	$123,226	$241,852	$2,314,170
Non-performing	—	—	11,796	1,673	1,157	817	942	16,385
Total construction/ land development	121,343	505,026	929,433	336,539	71,377	124,043	242,794	2,330,555
Agricultural
Performing	$20,686	$45,559	$67,502	$42,501	$38,750	$90,595	$31,611	$337,204
Non-performing	—	—	—	71	—	343	—	414
Total agricultural	20,686	45,559	67,502	42,572	38,750	90,938	31,611	337,618
Total commercial real estate loans	$233,110	$1,040,059	$2,100,729	$1,231,875	$532,587	$2,301,263	$845,515	$8,285,138
Residential real estate loans
Residential 1-4 family
Performing	$71,946	$238,505	$420,458	$291,510	$162,453	$481,331	$210,075	$1,876,278
Non-performing	—	530	4,220	3,169	3,203	12,154	420	23,696
Total residential 1-4 family	71,946	239,035	424,678	294,679	165,656	493,485	210,495	1,899,974
Multifamily residential
Performing	$424	$3,996	$106,711	$75,459	$108,441	$105,987	$14,908	$415,926
Non-performing	—	—	—	—	—	—	—	—
Total multifamily residential	424	3,996	106,711	75,459	108,441	105,987	14,908	415,926
Total real estate	$305,480	$1,283,090	$2,632,118	$1,602,013	$806,684	$2,900,735	$1,070,918	$10,601,038
Consumer
Performing	$47,780	$247,223	$250,314	$210,065	$103,311	$296,854	$2,985	$1,158,532
Non-performing	—	114	654	880	901	2,129	18	4,696
Total consumer	47,780	247,337	250,968	210,945	104,212	298,983	3,003	1,163,228
Commercial and industrial
Performing	$54,767	$537,330	$373,206	$139,722	$75,802	$370,961	$717,451	$2,269,239
Non-performing	—	2,797	2,903	710	523	5,637	2,966	15,536
Total commercial and industrial	54,767	540,127	376,109	140,432	76,325	376,598	720,417	2,284,775
Agricultural and other
Performing	$22,274	$60,787	$51,376	$37,565	$26,321	$60,546	$205,390	$464,259
Non-performing	—	77	31	55	—	77	133	373
Total agricultural and other	22,274	60,864	51,407	37,620	26,321	60,623	205,523	464,632
Total	$430,301	$2,131,418	$3,310,602	$1,991,010	$1,013,542	$3,636,939	$1,999,861	$14,513,673

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$388,831	$1,150,598	$821,373	$490,153	$404,061	$1,718,776	$536,349	$5,510,141
Non-performing	—	—	9,215	1,145	761	28,359	333	39,813
Total non-farm/non-residential	388,831	1,150,598	830,588	491,298	404,822	1,747,135	536,682	5,549,954
Construction/land development
Performing	$501,215	$918,390	$382,954	$88,204	$55,239	$81,028	$253,667	$2,280,697
Non-performing	—	7,818	1,703	697	618	188	1,326	12,350
Total construction/land development	501,215	926,208	384,657	88,901	55,857	81,216	254,993	2,293,047
Agricultural
Performing	$39,976	$69,584	$46,809	$46,608	$20,485	$76,547	$24,716	$324,725
Non-performing	—	—	79	—	—	352	—	431
Total agricultural	39,976	69,584	46,888	46,608	20,485	76,899	24,716	325,156
Total commercial real estate loans	$930,022	$2,146,390	$1,262,133	$626,807	$481,164	$1,905,250	$816,391	$8,168,157
Residential real estate loans
Residential 1-4 family
Performing	$261,784	$405,239	$298,207	$167,475	$108,091	$396,130	$185,948	$1,822,874
Non-performing	—	3,958	2,356	3,647	3,236	7,599	590	21,386
Total residential 1-4 family	261,784	409,197	300,563	171,122	111,327	403,729	186,538	1,844,260
Multifamily residential
Performing	$3,983	$87,012	$107,301	$108,702	$39,815	$74,564	$14,359	$435,736
Non-performing	—	—	—	—	—	—	—	—
Total multifamily residential	3,983	87,012	107,301	108,702	39,815	74,564	14,359	435,736
Total real estate	$1,195,789	$2,642,599	$1,669,997	$906,631	$632,306	$2,383,543	$1,017,288	$10,448,153
Consumer
Performing	$255,771	$256,826	$215,831	$109,442	$110,267	$198,982	$3,060	$1,150,179
Non-performing	159	762	814	539	139	1,089	9	3,511
Total consumer	255,930	257,588	216,645	109,981	110,406	200,071	3,069	1,153,690
Commercial and industrial
Performing	$616,809	$382,190	$156,056	$87,531	$111,529	$273,434	$680,552	$2,308,101
Non-performing	2,562	3,186	863	563	2,993	3,243	3,480	16,890
Total commercial and industrial	619,371	385,376	156,919	88,094	114,522	276,677	684,032	2,324,991
Agricultural and other
Performing	$67,569	$55,904	$39,473	$28,220	$15,195	$48,203	$242,818	$497,382
Non-performing	71	33	10	—	—	34	364	512
Total agricultural and other	67,640	55,937	39,483	28,220	15,195	48,237	243,182	497,894
Total	$2,138,730	$3,341,500	$2,083,044	$1,132,926	$872,429	$2,908,528	$1,947,571	$14,424,728
The Company had approximately $10.3 million or 61 total revolving loans convert to term loans for the three months ended March 31, 2024 compared to $6.2 million or 64 total revolving loans convert to term loans for the three months ended March 31, 2023. These loans were considered immaterial for vintage disclosure inclusion.

The following table presents the amortized cost basis of modified loans to borrowers experiencing financial difficulty by class and modification type at March 31, 2024 and December 31, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	March 31, 2024
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Principal Reduction and Interest Rate Reduction	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$396	$457	$—	$1,415	$347	$—	$16,023	$—	$18,638	0.33%
Construction/land development	—	—	—	121	—	—	—	—	121	0.01
Residential real estate loans
Residential 1-4 family	626	724	105	56	500	—	—	115	2,126	0.11
Total real estate	1,022	1,181	105	1,592	847	—	16,023	115	20,885	0.20
Consumer	—	—	1	9	—	4	—	—	14	—
Commercial and industrial	2,257	38	4	1,669	74	—	—	—	4,042	0.18
Total	$3,279	$1,219	$110	$3,270	$921	$4	$16,023	$115	$24,941	0.17%

	December 31, 2023
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Principal Reduction and Interest Rate Reduction	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$398	$—	$—	$1,537	$348	$—	$16,023	$—	$18,306	0.33%
Construction/land development	—	—	—	149	—	—	—	—	149	0.01
Residential real estate loans
Residential 1-4 family	560	598	106	59	516	—	—	116	1,955	0.11
Total real estate	958	598	106	1,745	864	—	16,023	116	20,410	0.20
Consumer	14	—	1	10	—	5	—	—	30	—
Commercial and industrial	2,253	38	42	1,763	74	—	—	—	4,170	0.18
Total	$3,225	$636	$149	$3,518	$938	$5	$16,023	$116	$24,610	0.17%
During the three-months ended March 31, 2024, the Company restructured approximately $668,000 in loans to 3 borrowers. The ending balance of these loans as of March 31, 2024, was $656,000. During the three-months ended March 31, 2023, the Company restructured approximately $52,000 in loans to three borrowers. The ending balance of these loans as of March 31, 2023, was $48,000. The Company considered the financial effect of these loan modifications to borrowers experiencing financial difficulty during the three-months ended March 31, 2024 and March 31, 2023 as well as the unadvanced balances to these borrowers immaterial for tabular disclosure inclusion.

The following table presents the amortized cost basis of loans that had a payment default during the three-months ended March 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	March 31, 2024
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Combination Interest Rate Reduction and Term Extension	Combination Interest Rate Reduction and Principal Reduction	Combination Term Extension and Principal Reduction
	(Dollars in thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—	$—	$—	$319	$—	$—	$—
Residential real estate loans
Residential 1-4 family	115	104	9	—	323	—	115
Total real estate	115	104	9	319	323	—	115
Commercial and industrial	—	—	—	28	—	—	—
Total	$115	$104	$9	$347	$323	$—	$115
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 21 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $20.2 million, and the ending balance as of March 31, 2024 was $21.5 million. The $21.5 million balance consists of $1.0 million of non-accrual loans and $20.5 million of current loans, of which $71,000 were 30-59 days past due and $1.1 million were past due 90 days or more as of March 31, 2024. The remaining balance of the loans was current as of March 31, 2024.
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
The following is a presentation of total foreclosed assets as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$29,894	$29,894
Construction/land development	—	47
Residential real estate loans
Residential 1-4 family	756	545
Total foreclosed assets held for sale	$30,650	$30,486
6. Goodwill and Core Deposits and Other Intangibles
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Goodwill
Balance, beginning of period	$1,398,253	$1,398,253
Acquisitions	—	—
Balance, end of period	$1,398,253	$1,398,253

	March 31, 2024	December 31, 2023
	(In thousands)
Core Deposit Intangibles
Balance, beginning of period	$48,770	$58,455
Amortization expense	(2,140)	(2,477)
Balance, March 31	$46,630	55,978
Amortization expense		(7,208)
Balance, end of year		$48,770
The carrying basis and accumulated amortization of core deposit intangibles at March 31, 2024 and December 31, 2023 were:

	March 31, 2024	December 31, 2023
	(In thousands)
Gross carrying basis	$128,888	$128,888
Accumulated amortization	(82,258)	(80,118)
Net carrying amount	$46,630	$48,770
Core deposit intangible amortization expense was approximately $2.1 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s estimated amortization expense of core deposits intangibles for each of the years 2024 through 2028 is approximately: 2024 – $8.4 million; 2025 – $8.0 million; 2026 – $7.8 million; 2027– $6.6 million; 2028 – $4.2 million.
The carrying amount of the Company’s goodwill was $1.40 billion at both March 31, 2024 and December 31, 2023. Goodwill is tested annually for impairment during the fourth quarter or more often if events and circumstances indicate there may be an impairment. During the 2023 review, no impairment was found. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
7. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of March 31, 2024 and December 31, 2023, other assets were $347.9 million and $323.6 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $134.1 million and $133.4 million at March 31, 2024 and December 31, 2023, and are accounted for at cost.
The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $92.7 million and $90.3 million at March 31, 2024 and December 31, 2023, respectively. There were no transactions during the period that would indicate a material change in fair value.
8. Deposits
The aggregate amount of time deposits with a minimum denomination of $250,000 was $847.9 million and $836.7 million at March 31, 2024 and December 31, 2023, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.11 billion and $1.09 billion at March 31, 2024 and December 31, 2023, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $11.6 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, brokered deposits were $407.4 million and $401.0 million, respectively.
Deposits totaling approximately $3.06 billion and $3.05 billion at March 31, 2024 and December 31, 2023, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9. Securities Sold Under Agreements to Repurchase
At March 31, 2024 and December 31, 2023, securities sold under agreements to repurchase totaled $176.1 million and $142.1 million, respectively. For the three-month periods ended March 31, 2024 and 2023, securities sold under agreements to repurchase daily weighted-average totaled $172.0 million and $134.9 million, respectively.
The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2024 and December 31, 2023 is presented in the following table:

	March 31, 2024		December 31, 2023
	Overnight and Continuous	Total	Overnight and Continuous	Total
	(In thousands)
Securities sold under agreements to repurchase:
Mortgage-backed securities	$12,602	$12,602	$—	$—
Other securities	163,505	163,505	142,085	142,085
Total borrowings	$176,107	$176,107	$142,085	$142,085
10. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $600.0 million at both March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, the entire $600.0 million of the outstanding balances were classified as long-term advances. The FHLB advances mature from 2025 to 2037 with fixed interest rates ranging from 3.37% to 4.84%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
Other borrowed funds were $701.1 million as of March 31, 2024 and were classified as short-term advances. The Company had $701.3 million in other borrowed funds as of December 31, 2023. As of both March 31, 2024 and December 31, 2023, the Company had drawn $700.0 million from the Bank Term Funding Program in the ordinary course of business, and these advances mature on January 16, 2025.
Additionally, the Company had $1.59 billion and $1.33 billion at March 31, 2024 and December 31, 2023, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at March 31, 2024 and December 31, 2023, respectively.
11. Subordinated Debentures
Subordinated debentures at March 31, 2024 and December 31, 2023 consisted of the following components:

	As of March 31, 2024	As of December 31, 2023
	(In thousands)
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2020, due 2030, fixed rate of 5.50% during the first five years and at a floating rate of 534.5 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2025 without penalty	$141,756	$142,084
Subordinated notes, net of issuance costs, issued in 2022, due 2032, fixed rate of 3.125% during the first five years and at a floating rate of 182 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2027 without penalty	297,932	297,750
Total	$439,688	$439,834

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

12. Income Taxes
The following is a summary of the components of the provision for income taxes for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Current:
Federal	$23,327	$24,740
State	5,390	5,037
Total current	28,717	29,777
Deferred:
Federal	1,273	146
State	294	30
Total deferred	1,567	176
Income tax expense	$30,284	$29,953
The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Statutory federal income tax rate	21.00%	21.00%
Effect of non-taxable interest income	(0.43)	(0.78)
Stock compensation	0.35	0.39
State income taxes, net of federal benefit	2.81	2.49
Executive officer compensation & other	(0.51)	(0.56)
Effective income tax rate	23.22%	22.54%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$81,487	$81,251
Deferred compensation	4,969	7,619
Stock compensation	6,611	6,803
Non-accrual interest income	1,641	1,463
Real estate owned	70	79
Unrealized loss on investment securities, available-for-sale	88,778	81,493
Loan discounts	4,519	5,119
Investments	27,185	25,789
Other	19,531	14,691
Gross deferred tax assets	234,791	224,307
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,275	1,477
Tax basis on acquisitions	4,937	4,061
Core deposit intangibles	10,547	11,021
FHLB dividends	2,522	2,351
Other	12,628	8,233
Gross deferred tax liabilities	31,909	27,143
Net deferred tax assets	$202,882	$197,164
The Company files income tax returns in the U.S. federal jurisdiction. The Company's income tax returns are open and subject to examinations from the 2020 tax year and forward. The Company's various state income tax returns are generally open from the 2020 and later tax return years based on individual state statute of limitations.
13. Common Stock, Compensation Plans and Other
Common Stock
The Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share.
The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation, as amended.
Stock Repurchases
During the three months ended March 31, 2024, the Company repurchased a total of 1,025,934 shares with a weighted-average stock price of $23.38 per share. Shares repurchased under the program as of March 31, 2024 since its inception total 24,011,649 shares. The remaining balance available for repurchase is 15,740,351 shares at March 31, 2024.
Stock Compensation Plans
The Company has a stock option and performance incentive plan know as the Home BancShares, Inc. 2022 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of March 31, 2024, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 14,788,000 shares. At March 31, 2024, the Company had 2,548,186 shares of common stock available for future grants and 5,117,620 shares of common stock reserved for issuance pursuant to the Plan.

The intrinsic value of the stock options outstanding was $8.8 million, which includes the intrinsic value of vested stock options of $7.9 million at March 31, 2024. The intrinsic value of stock options exercised during the three months ended March 31, 2024 was approximately $1.2 million. Total unrecognized compensation cost related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $2.4 million as of March 31, 2024.
The table below summarizes the stock option transactions under the Plan at March 31, 2024 and December 31, 2023 and changes during the three-month period and year then ended:

	For the Three Months Ended March 31, 2024		For the Year Ended December 31, 2023
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	2,776	$20.95	2,971	$20.45
Granted	—	—	25	22.63
Forfeited/Expired	(19)	22.32	(10)	23.38
Exercised	(188)	17.78	(210)	14.01
Outstanding, end of period	2,569	21.17	2,776	20.95
Exercisable, end of period	1,987	20.65	1,940	20.05
Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. There were no options granted during the three months ended March 31, 2024. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.
The assumptions used in determining the fair value of the 2024 and 2023 stock option grants were as follows:

	For the Three Months Ended March 31, 2024	For the Year Ended December 31, 2023
Expected dividend yield	Not Applicable	2.98%
Expected stock price volatility	Not Applicable	27.97%
Risk-free interest rate	Not Applicable	3.37%
Expected life of options	Not Applicable	6.5 years
The following is a summary of currently outstanding and exercisable options at March 31, 2024:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$14.00 to $15.99	100	0.79	$14.71	100	$14.71
$16.00 to $17.99	87	1.01	17.05	87	17.05
$18.00 to $19.99	736	1.56	18.49	730	18.48
$20.00 to $21.99	261	4.37	20.88	194	20.99
$22.00 to $23.99	1,295	4.40	23.22	805	23.19
$24.00 to $25.99	91	4.15	25.59	71	25.95
	2,570			1,987

The table below summarized the activity for the Company’s restricted stock issued and outstanding at March 31, 2024 and December 31, 2023 and changes during the period and year then ended:

	As of March 31, 2024	As of December 31, 2023
	(In thousands)
Beginning of year	1,429	1,381
Issued	238	261
Vested	(433)	(152)
Forfeited	(18)	(61)
End of period	1,216	1,429
Amount of expense for the three months and twelve months ended, respectively	$2,008	$8,016
Total unrecognized compensation cost related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $14.5 million as of March 31, 2024.
14. Non-Interest Expense
The table below shows the components of non-interest expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Salaries and employee benefits	$60,910	$64,490
Occupancy and equipment	14,551	14,952
Data processing expense	9,147	8,968
Merger and acquisition expenses	—	—
Other operating expenses:
Advertising	1,654	2,231
Amortization of intangibles	2,140	2,477
Electronic banking expense	3,156	3,330
Directors’ fees	498	460
Due from bank service charges	276	273
FDIC and state assessment	3,318	3,500
Insurance	903	889
Legal and accounting	2,081	1,088
Other professional fees	2,236	2,284
Operating supplies	683	738
Postage	523	501
Telephone	470	528
Other expense	8,950	7,935
Total other operating expenses	26,888	26,234
Total non-interest expense	$111,496	$114,644

15. Leases
The Company leases land and office facilities under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2044 and do not include renewal options based on economic factors that would have implied that continuation of the lease was reasonably certain. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally include real estate taxes and common area maintenance charges in the rental payments. Short-term leases are leases having a term of twelve months or less. The Company does not separate nonlease components from the associated lease component of our operating leases. As a result, the Company accounts for these components as a single component since (i) the timing and pattern of transfer of the nonlease components and the associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company recognizes short term leases on a straight-line basis and does not record a related right-of-use ("ROU") asset and liability for such leases. In addition, equipment leases were determined to be immaterial and a related ROU asset and liability for such leases is not recorded.
As of March 31, 2024, the balances of the ROU asset and lease liability were $40.6 million and $43.3 million, respectively. As of December 31, 2023, the balances of the ROU asset and lease liability were $42.2 million and $45.0 million, respectively. The ROU asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.
The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
2024	$7,018	$9,373
2025	8,566	8,549
2026	8,115	8,111
2027	7,227	7,223
2028	5,496	5,496
Thereafter	19,827	19,827
Total future minimum lease payments	$56,249	$58,579
Discount effect of cash flows	(12,903)	(13,551)
Present value of net future minimum lease payments	$43,346	$45,028
Additional information (dollar amounts in thousands):

	For the Three Months Ended
Lease expense:	March 31, 2024	March 31, 2023
Operating lease expense	$2,598	$1,955
Short-term lease expense	—	—
Variable lease expense	296	260
Total lease expense	$2,894	$2,215
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$2,710	$2,023
Weighted-average remaining lease term (in years)	7.88	8.84
Weighted-average discount rate	3.42%	3.48%
The Company currently leases three properties from three related parties. Total rent expense from the leases was $35,000, or 1.20% of total lease expense for the three months ended March 31, 2024.
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
Although the Company has a diversified loan portfolio, at March 31, 2024 and December 31, 2023, commercial real estate loans represented 57.1% and 56.7% of total loans receivable, respectively, and 217.4% and 215.5% of total stockholders’ equity at March 31, 2024 and December 31, 2023, respectively. Residential real estate loans represented 16.0% and 15.8% of total loans receivable and 60.8% and 60.1% of total stockholders’ equity at March 31, 2024 and December 31, 2023, respectively.
Approximately 79.3% of the Company’s total loans and 83.7% of the Company’s real estate loans as of March 31, 2024, are to borrowers whose collateral is located in Alabama, Arkansas, Florida, Texas and New York, the states in which the Company has its branch locations.
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
At March 31, 2024 and December 31, 2023, commitments to extend credit of $4.54 billion and $4.59 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2024 and December 31, 2023, was $148.6 million and $185.5 million, respectively.
The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.
18. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the three months ended March 31, 2024, the Company requested approximately $68.8 million in regular dividends from its banking subsidiary.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, Tier 1 common equity Tier 1 ("CET1") and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2024, the Company meets all capital adequacy requirements to which it is subject.
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
The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are: a 6.5% CET1 risk-based capital ratio, a 5% Tier 1 leverage capital ratio, an 8% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. As of March 31, 2024, the Bank met the capital standards for a well-capitalized institution. The Company’s CET1 risk-based capital ratio, Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 14.31%, 12.30%, 14.31%, and 17.95%, respectively, as of March 31, 2024.
19. Additional Cash Flow Information
The following is a summary of the Company’s additional cash flow information during the three-month periods ended:

	March 31,
	2024	2023
	(In thousands)
Interest paid	$109,589	$71,697
Income taxes paid	2,429	1,600
Assets acquired by foreclosure	435	16

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
Impaired loans - Impaired loans include loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for credit losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for credit losses to require an increase, such increase is reported as a component of the provision for credit losses. The fair value of loans with specific allocated losses was $18.5 million and $10.5 million as of March 31, 2024 and December 31, 2023, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed $314,000 and $236,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended March 31, 2024 and 2023, respectively.
Foreclosed assets held for sale – Foreclosed assets held for sale are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of March 31, 2024 and December 31, 2023, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $30.7 million and $30.5 million, respectively.

No foreclosed assets held for sale were remeasured during the three months ended March 31, 2024. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.
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

	March 31, 2024
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,175,258	$1,175,258	1
Federal funds sold	5,200	5,200	1
Investment securities - available for sale	3,400,884	3,400,884	2
Investment securities - held-to-maturity	1,280,586	1,159,145	2
Loans receivable, net of impaired loans and allowance	14,125,177	14,068,484	3
Accrued interest receivable	119,029	119,029	1
FHLB, FRB & FNBB Bank stock; other equity investments	226,765	226,765	3
Marketable equity securities	50,422	50,422	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,115,603	$4,115,603	1
Savings and interest-bearing transaction accounts	11,047,258	11,047,258	1
Time deposits	1,703,269	1,681,484	3
Securities sold under agreements to repurchase	176,107	176,107	1
FHLB and other borrowed funds	1,301,050	1,288,077	2
Accrued interest payable	21,860	21,860	1
Subordinated debentures	439,688	364,500	3

	December 31, 2023
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,000,213	$1,000,213	1
Federal funds sold	5,100	5,100	1
Investment securities - available for sale	3,507,841	3,507,841	2
Investment securities - held-to-maturity	1,281,982	1,170,481	2
Loans receivable, net of impaired loans and allowance	14,048,002	14,071,775	3
Accrued interest receivable	118,966	118,966	1
FHLB, FRB & FNBB Bank stock; other equity investments	223,748	223,748	3
Marketable equity securities	49,419	49,419	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,085,501	$4,085,501	1
Savings and interest-bearing transaction accounts	11,050,347	11,050,347	1
Time deposits	1,651,863	1,633,091	3
Securities sold under agreements to repurchase	142,085	142,085	1
FHLB and other borrowed funds	1,301,300	1,291,926	2
Accrued interest payable	19,124	19,124	1
Subordinated debentures	439,834	358,682	3
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
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments require that public business entities on an annual basis (a) disclose specific categories in the rate reconciliation and (b) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments also require that all entities disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments require that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the potential impacts related to the adoption of the ASU.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
Results of Review of Interim Consolidated Financial Statements
We have reviewed the condensed consolidated balance sheet of Home BancShares Inc. (“the Company”) and subsidiaries as of March 31, 2024, and the related condensed consolidated statements of income, comprehensive income (loss), stockholder’s equity, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2023, and the related consolidated statements of income, comprehensive income (loss) , stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 26, 2024 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
/s/ FORVIS, LLP

Little Rock, Arkansas
May 3, 2024

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on February 26, 2024, which includes the audited financial statements for the year ended December 31, 2023. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of March 31, 2024, we had, on a consolidated basis, total assets of $22.84 billion, loans receivable, net of allowance for credit losses of $14.22 billion, total deposits of $16.87 billion, and stockholders’ equity of $3.81 billion.
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
Table 1: Key Financial Measures

	As of or for the Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except per share data)
Total assets	$22,835,721	$22,518,255
Loans receivable	14,513,673	14,386,634
Allowance for credit losses	(290,294)	(287,169)
Total deposits	16,866,130	17,445,466
Total stockholders’ equity	3,811,401	3,630,885
Net income	100,109	102,962
Basic earnings per share	0.50	0.51
Diluted earnings per share	0.50	0.51
Book value per share	18.98	17.87
Tangible book value per share (non-GAAP)(1)	11.79	10.71
Annualized net interest margin - FTE	4.13%	4.37%
Efficiency ratio	44.22	44.80
Efficiency ratio, as adjusted (non-GAAP)(2)	44.43	43.42
Return on average assets	1.78	1.84
Return on average common equity	10.64	11.70
(1)See Table 19 for the non-GAAP tabular reconciliation.
(2)See Table 23 for the non-GAAP tabular reconciliation.

Overview
Results of Operations for the Three Months Ended March 31, 2024 and 2023
Our net income decreased $2.9 million, or 2.8%, to $100.1 million for the three-month period ended March 31, 2024, from $103.0 million for the same period in 2023. On a diluted earnings per share basis, our earnings were $0.50 per share for the three-month period ended March 31, 2024 compared to $0.51 per share for the three-month period ended March 31, 2023. The Company recorded $4.5 million in credit loss expense for the quarter ended March 31, 2024. This consisted of a $5.5 million provision for credit losses on loans and a reversal of $1.0 million provision for unfunded commitments. During the three months ended March 31, 2024, the Company recorded $162,000 in bank owned life insurance ("BOLI") death benefits and a $1.0 million increase in the fair value of marketable securities.
Total interest expense increased by $42.0 million, or 59.7%. This was partially offset by a $32.0 million, or 11.2%, increase in total interest income, a $7.6 million, or 22.3%, increase in non-interest income and a $3.1 million, or 2.7%, decrease in non-interest expense. These fluctuations are primarily due to the high interest rate environment. The increase in interest expense was primarily due to a $33.4 million, or 56.4%, increase in interest on deposits, an $8.1 million, or 130.6%, increase in interest on FHLB and other borrowed funds and a $536,000, or 61.8%, increase in interest on securities sold under agreements to repurchase. The increase in interest income resulted from a $28.3 million, or 11.9%, increase in loan interest income and a $5.8 million, or 124.7%, increase in interest income on deposits at other banks, partially offset by a $2.2 million, or 5.1%, decrease in investment income. The increase in non-interest income was primarily due to a $12.4 million, or 108.8%, increase in the fair value adjustment for marketable securities and a $987,000, or 38.4%, increase in mortgage lending income, which was partially offset by a $4.5 million, or 37.7%, decrease in other income and a $1.7 million, or 14.2%, decrease in other service charges and fees. The decrease in non-interest expense was due to a decrease of $3.6 million, or 5.6%, in salaries and employee benefits and a decrease of $401,000, or 2.7%, in occupancy and equipment expense, partially offset by an increase of $654,000, or 2.5%, in other operating expenses and an increase of $179,000, or 2.0%, in data processing expense. Income tax expense increased by $331,000, or 1.1%, during the quarter due to an increase in the income tax rate.
Our net interest margin decreased from 4.37% for the three-month period ended March 31, 2023 to 4.13% for the three-month period ended March 31, 2024. The yield on interest earning assets was 6.38% and 5.79% for the three months ended March 31, 2024 and 2023, respectively, while average interest earning assets decreased from $20.06 billion to $20.03 billion. The decrease in average interest earning assets is primarily due to a $425.9 million decrease in average investment securities, partially offset by $375.4 million increase in average interest-bearing balances due from banks, a $13.4 million increase in average loans receivable and a $4.5 million increase in average federal funds sold. During the first quarter of 2024, the Company held excess liquidity of approximately $500.0 million which was dilutive to the net interest margin by 10 basis points. For the three months ended March 31, 2024 and 2023, we recognized $2.8 million and $3.2 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by one basis point. We recognized $1.1 million in event income for the three-months ended March 31, 2024 compared to $2.1 million for the three-months ended March 31, 2023. The decrease in event income was dilutive to the net interest margin by two basis points. The remaining decrease in the net interest margin was due to an increase in interest expense resulting from an increase in average interest-bearing liabilities at higher interest rates primarily as a result of the high interest rate environment.
Our efficiency ratio was 44.22% for the three months ended March 31, 2024, compared to 44.80% for the same period in 2023. For the first quarter of 2024, our efficiency ratio, as adjusted (non-GAAP), was 44.43%, compared to 43.42% reported for the first quarter of 2023. (See Table 23 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 1.78% for the three months ended March 31, 2024, compared to 1.84% for the same period in 2023. (See Table 20 for the related non-GAAP financial measures and tabular reconciliation). Our annualized return on average common equity was 10.64% and 11.70% for the three months ended March 31, 2024, and 2023, respectively. (See Table 21 for the related non-GAAP financial measures and tabular reconciliation).

Financial Condition as of and for the Period Ended March 31, 2024 and December 31, 2023
Our total assets as of March 31, 2024 increased $179.1 million to $22.84 billion from $22.66 billion reported as of December 31, 2023. Cash and cash equivalents increased $175.0 million for the three months ended March 31, 2024. Our loan portfolio balance increased to $14.51 billion as of March 31, 2024 from $14.42 billion at December 31, 2023. The increase in loans was primarily due to $81.5 million of organic loan growth from our Centennial Commercial Finance Group ("CFG") franchise and $7.4 million of organic loan growth in our remaining footprint. These increases were partially offset by a $108.4 million decrease in investment securities resulting from paydowns and maturities during the first three months of 2024. Total deposits increased $78.4 million to $16.87 billion as of March 31, 2024 from $16.79 billion as of December 31, 2023. Stockholders’ equity increased $20.3 million to $3.81 billion as of March 31, 2024, compared to $3.79 billion as of December 31, 2023. The $20.3 million increase in stockholders’ equity is primarily associated with the $100.1 million in net income for the three months ended March 31, 2024, partially offset by the $36.2 million of shareholder dividends paid, the $22.4 million in other comprehensive loss and stock repurchases of $24.0 million in 2024.
Our non-performing loans were $80.0 million, or 0.55% of total loans as of March 31, 2024, compared to $64.1 million, or 0.44% of total loans, as of December 31, 2023. The allowance for credit losses as a percentage of non-performing loans decreased to 362.94% as of March 31, 2024, from 449.66% as of December 31, 2023. Non-performing loans from our Arkansas franchise were $17.6 million at March 31, 2024 compared to $15.4 million as of December 31, 2023. Non-performing loans from our Florida franchise were $10.6 million at March 31, 2024 compared to $9.3 million as of December 31, 2023. Non-performing loans from our Texas franchise were $44.7 million at March 31, 2024 compared to $33.5 million as of December 31, 2023. Non-performing loans from our Alabama franchise were $408,000 at March 31, 2024 compared to $413,000 as of December 31, 2023. Non-performing loans from our Shore Premier Finance ("SPF") franchise were $3.9 million at March 31, 2024 compared to $2.8 million as of December 31, 2023. Non-performing loans from our Centennial CFG franchise were $2.8 million at March 31, 2024 compared to $2.7 million as of December 31, 2023.
As of March 31, 2024, our non-performing assets increased to $110.7 million, or 0.48% of total assets, from $95.4 million, or 0.42% of total assets, as of December 31, 2023. Non-performing assets from our Arkansas franchise were $17.9 million at March 31, 2024 compared to $15.5 million as of December 31, 2023. Non-performing assets from our Florida franchise were $17.9 million at March 31, 2024 compared to $17.3 million as of December 31, 2023. Non-performing assets from our Texas franchise were $45.0 million at March 31, 2024 compared to $33.8 million as of December 31, 2023. Non-performing assets from our Alabama franchise were $408,000 at March 31, 2024 compared to $413,000 as of December 31, 2023. Non-performing assets from our SPF franchise were $3.9 million at March 31, 2024 compared to $2.8 million as of December 31, 2023. Non-performing assets from our Centennial CFG franchise were $25.5 million at March 31, 2024 compared to $25.6 million as of December 31, 2023.

The $2.8 million balance of non-accrual loans for our Centennial CFG Capital Markets Group consists of two loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. The loans are not current on either principal or interest, and we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve. Any interest payments that are received will be applied to the principal balance. In addition, the $22.8 million balance of foreclosed assets held for sale for our Centennial CFG Property Finance Group consists of an office building located in California. This represents the largest component of the Company's $30.7 million in foreclosed assets held for sale.

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

Credit Losses. We account for credit losses in accordance with ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASC 326" or "CECL"). The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases.
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
Foreclosed Assets Held for Sale. Real estate and personal property acquired through or in lieu of loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Valuations are periodically performed by management, and the real estate and personal property are carried at fair value less costs to sell. Gains and losses from the sale of other real estate and personal property are recorded in non-interest income, and expenses used to maintain the properties are included in non-interest expenses.
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

Acquisitions
Acquisition of Happy Bancshares, Inc.
The Company's most recent acquisition occurred on April 1, 2022, when the Company completed the acquisition of Happy Bancshares, Inc. (“Happy”), and merged Happy State Bank into Centennial Bank. For additional discussion regarding the acquisition of Happy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 "Business Combinations" in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.
Branches
As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas.
As of March 31, 2024, we had 218 branch locations. There were 76 branches in Arkansas, 78 branches in Florida, 58 branches in Texas, five branches in Alabama and one branch in New York City.
Results of Operations
For the three months ended March 31, 2024 and 2023
Our net income decreased $2.9 million, or 2.8%, to $100.1 million for the three-month period ended March 31, 2024, from $103.0 million for the same period in 2023. On a diluted earnings per share basis, our earnings were $0.50 per share for the three-month period ended March 31, 2024 compared to $0.51 per share for the three-month period ended March 31, 2023. The Company recorded $4.5 million in credit loss expense for the quarter ended March 31, 2024. This consisted of a $5.5 million provision for credit losses on loans and a reversal of $1.0 million provision for unfunded commitments. During the three months ended March 31, 2024, the Company recorded $162,000 in bank owned life insurance ("BOLI") death benefits and a $1.0 million increase in the fair value of marketable securities.
Net Interest Income
Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (24.989% for 2024 and 24.6735% for 2023).
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the target rate four times during 2023. First, on February 1, 2023, the target rate was increased to 4.50% to 4.75%, second, on March 22, 2023, the target rate was increased to 4.75% to 5.00%, third, on May 3, 2023, the target rate was increased to 5.00% to 5.25% and fourth, on July 26, 2023, the target rate was increased to 5.25% to 5.50%. As of March 31, 2024, the target rate was 5.25% to 5.50% as the Federal Reserve has left the target rate unchanged in 2024.
Our net interest margin decreased from 4.37% for the three-month period ended March 31, 2023 to 4.13% for the three-month period ended March 31, 2024. The yield on interest earning assets was 6.38% and 5.79% for the three months ended March 31, 2024 and 2023, respectively, while average interest earning assets decreased from $20.06 billion to $20.03 billion. The decrease in average interest earning assets is primarily due to a $425.9 million decrease in average investment securities, partially offset by $375.4 million increase in average interest-bearing balances due from banks, a $13.4 million increase in average loans receivable and a $4.5 million increase in average federal funds sold. During the first quarter of 2024, the Company held excess liquidity of approximately $500.0 million which was dilutive to the net interest margin by 10 basis points. For the three months ended March 31, 2024 and 2023, we recognized $2.8 million and $3.2 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by one basis point. We recognized $1.1 million in event income for the three-months ended March 31, 2024 compared to $2.1 million for the three-months ended March 31, 2023. The decrease in event income was dilutive to the net interest margin by two basis points. The remaining decrease in the net interest margin was due to an increase in interest expense resulting from an increase in average interest-bearing liabilities at higher interest rates primarily as a result of the high interest rate environment.

Net interest income on a fully taxable equivalent basis decreased $10.7 million, or 5.0%, to $205.5 million for the three-month period ended March 31, 2024, from $216.2 million for the same period in 2023. This decrease in net interest income for the three-month period ended March 31, 2024 was the result of a $42.0 million increase in interest expense, partially offset by a $31.2 million increase in interest income, on a fully taxable equivalent basis. The $42.0 million increase in interest expense is primarily the result of the high interest rate environment. The higher rates on interest bearing liabilities resulted in an increase in interest expense of approximately $33.9 million, in addition to an increase in average interest bearing liabilities that increased interest expense by approximately $8.1 million. The $31.2 million increase in interest income was also primarily the result of the high interest rate environment. The higher yield on earning assets resulted in an increase in interest income of approximately $30.1 million, in addition to an increase of $1.1 million in interest income due to the change in average interest earning asset balances.
Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2024 and 2023, as well as changes in fully taxable equivalent net interest margin for the three months ended March 31, 2024 compared to the same period in 2023.
Table 2: Analysis of Net Interest Income

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Interest income	$316,915	$284,939
Fully taxable equivalent adjustment	892	1,628
Interest income – fully taxable equivalent	317,807	286,567
Interest expense	112,325	70,344
Net interest income – fully taxable equivalent	$205,482	$216,223
Yield on earning assets – fully taxable equivalent	6.38%	5.79%
Cost of interest-bearing liabilities	3.09	2.06
Net interest spread – fully taxable equivalent	3.29	3.73
Net interest margin – fully taxable equivalent	4.13	4.37
Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended March 31,
2024 vs. 2023
(In thousands)
Increase in interest income due to change in earning assets	$1,117
Increase in interest income due to change in earning asset yields	30,123
Increase in interest expense due to change in interest-bearing liabilities	(8,084)
Increase in interest expense due to change in interest rates paid on interest-bearing liabilities	(33,897)
Decrease in net interest income	$(10,741)
Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three months ended March 31, 2024 and 2023, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2024			2023
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$801,456	$10,528	5.28%	$426,051	$4,685	4.46%
Federal funds sold	5,012	61	4.90	474	6	5.13
Investment securities – taxable	3,473,511	33,229	3.85	3,867,737	35,288	3.70
Investment securities – non-taxable	1,257,861	8,642	2.76	1,289,564	9,482	2.98
Loans receivable	14,487,494	265,347	7.37	14,474,072	237,106	6.64
Total interest-earning assets	20,025,334	317,807	6.38%	20,057,898	286,567	5.79%
Non-earning assets	2,657,925			2,637,957
Total assets	$22,683,259			$22,695,855
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$11,038,910	$75,597	2.75%	$11,579,329	54,857	1.92%
Time deposits	1,685,193	16,951	4.05	1,072,094	4,305	1.63
Total interest-bearing deposits	12,724,103	92,548	2.93	12,651,423	59,162	1.90
Securities sold under agreement to repurchase	172,024	1,404	3.28	134,934	868	2.61
FHLB and other borrowed funds	1,301,091	14,276	4.41	651,111	6,190	3.86
Subordinated debentures	439,760	4,097	3.75	440,346	4,124	3.80
Total interest-bearing liabilities	14,636,978	112,325	3.09%	13,877,814	70,344	2.06%
Non-interest-bearing liabilities
Non-interest-bearing deposits	4,017,659			5,043,219
Other liabilities	244,970			205,230
Total liabilities	18,899,607			19,126,263
Stockholders’ equity	3,783,652			3,569,592
Total liabilities and stockholders’ equity	$22,683,259			$22,695,855
Net interest spread			3.29%			3.73%
Net interest income and margin		$205,482	4.13%		$216,223	4.37%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three months ended March 31, 2024 compared to the same period in 2023, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Three Months Ended March 31,
	2024 over 2023
	Volume	Yield / Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$4,786	$1,057	$5,843
Federal funds sold	55	—	55
Investment securities – taxable	(3,715)	1,656	(2,059)
Investment securities – non-taxable	(229)	(611)	(840)
Loans receivable	220	28,021	28,241
Total interest income	1,117	30,123	31,240
Interest expense:
Interest-bearing transaction and savings deposits	(2,668)	23,408	20,740
Time deposits	3,482	9,164	12,646
Securities sold under agreement to repurchase	271	265	536
FHLB and other borrowed funds	7,004	1,082	8,086
Subordinated debentures	(5)	(22)	(27)
Total interest expense	8,084	33,897	41,981
Increase (decrease) in net interest income	$(6,967)	$(3,774)	$(10,741)
Provision for Credit Losses
Credit Loss Expense: During the three months ended March 31, 2024, the Company recorded a $5.5 million provision for credit losses on loans, no provision for credit losses on investment securities and a reversal of $1.0 million provision for unfunded commitments.
Net charge-offs to average total loans was 0.10% for both the three months ended March 31, 2024 and 2023.
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
During the three months ended March 31, 2024, the Company determined the $2.5 million allowance for credit losses on the AFS portfolio and the $2.0 million allowance for credit losses on the HTM portfolio were adequate. Therefore, no additional provision was considered necessary.

Non-Interest Income
Total non-interest income was $41.8 million for the three months ended March 31, 2024, compared to $34.2 million for the same period in 2023. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending income, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.
Table 6 measures the various components of our non-interest income for the three months ended March 31, 2024 and 2023.
Table 6: Non-Interest Income

	Three Months Ended March 31,		2024 Change from 2023
	2024	2023
	(Dollars in thousands)
Service charges on deposit accounts	$9,686	$9,842	$(156)	(1.6)%
Other service charges and fees	10,189	11,875	(1,686)	(14.2)
Trust fees	5,066	4,864	202	4.2
Mortgage lending income	3,558	2,571	987	38.4
Insurance commissions	508	526	(18)	(3.4)
Increase in cash value of life insurance	1,195	1,104	91	8.2
Dividends from FHLB, FRB, FNBB & other	3,007	2,794	213	7.6
Gain on sale of SBA loans	198	139	59	42.4
(Loss) gain on sale of branches, equipment and other assets, net	(8)	7	(15)	(214.3)
Gain on OREO, net	17	—	17	100.0
Fair value adjustment for marketable securities	1,003	(11,408)	12,411	108.8
Other income	7,380	11,850	(4,470)	(37.7)
Total non-interest income	$41,799	$34,164	$7,635	22.3%
Non-interest income increased $7.6 million, or 22.3%, to $41.8 million for the three months ended March 31, 2024 from $34.2 million for the same period in 2023. The primary factors that resulted in this increase were the increase in fair value adjustment for marketable securities and the increase in mortgage lending income, which was partially offset by decreases in other service charges and fees and other income.
Additional details for the three months ended March 31, 2024 on some of the more significant changes are as follows:
•The $1.7 million decrease in other service charges and fees is primarily related to decreases in Centennial CFG property finance loan fees.
•The $987,000 increase in mortgage lending income is primarily related to an increase in volume of secondary market loans from the lower volume of loans during 2023.
•The $12.4 million increase in the fair value adjustment for marketable securities is due to the changes in the fair value of marketable securities held by the Company.
•The $4.5 million decrease in other income is primarily due to a $2.9 million reduction of income for equity method investments and a $3.8 million decrease in recoveries on historic losses, partially offset by a $1.3 million increase in rental income for other real estate owned ("OREO"), a $579,000 increase in investment brokerage fee income and a $358,000 increase in miscellaneous income.

Non-Interest Expense
Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.
Table 7 below sets forth a summary of non-interest expense for the three months ended March 31, 2024 and 2023.
Table 7: Non-Interest Expense

	Three Months Ended March 31,		2024 Change from 2023
	2024	2023
	(Dollars in thousands)
Salaries and employee benefits	$60,910	$64,490	$(3,580)	(5.6)%
Occupancy and equipment	14,551	14,952	(401)	(2.7)
Data processing expense	9,147	8,968	179	2.0
Other operating expenses:
Advertising	1,654	2,231	(577)	(25.9)
Amortization of intangibles	2,140	2,477	(337)	(13.6)
Electronic banking expense	3,156	3,330	(174)	(5.2)
Directors' fees	498	460	38	8.3
Due from bank service charges	276	273	3	1.1
FDIC and state assessment	3,318	3,500	(182)	(5.2)
Insurance	903	889	14	1.6
Legal and accounting	2,081	1,088	993	91.3
Other professional fees	2,236	2,284	(48)	(2.1)
Operating supplies	683	738	(55)	(7.5)
Postage	523	501	22	4.4
Telephone	470	528	(58)	(11.0)
Other expense	8,950	7,935	1,015	12.8
Total non-interest expense	$111,496	$114,644	$(3,148)	(2.7)%
Non-interest expense decreased $3.1 million, or 2.7%, to $111.5 million for the three months ended March 31, 2024 from $114.6 million for the same period in 2023. The primary factor that resulted in this decrease was the decrease in salaries and employee benefits and advertising expense, partially offset by an increase in other expense and legal and accounting expense.
Additional details for the three months ended March 31, 2024 on some of the more significant changes are as follows:
•The $3.6 million decrease in salaries and employee benefits expense is primarily due to the Company's project to reduce the size of its workforce and a decrease in deferred loan costs.
•The $577,000 decrease in advertising expense is primarily due to decreased volume of advertising.
•The $993,000 increase in legal and accounting expense is primarily due to ongoing legal matters.
•The $1.0 million increase in other expense is primarily due to an increase in OREO expense.
Income Taxes
Income tax expense increased $331,000, or 1.1%, to $30.3 million for the three-month period ended March 31, 2024, from $30.0 million for the same period in 2023. The effective income tax rate was 23.22% for the three months ended March 31, 2024, compared to 22.54% for the same periods in 2023. The marginal tax rate was 24.989% and 24.6735% for 2024 and 2023, respectively.

Financial Condition as of and for the Period Ended March 31, 2024 and December 31, 2023
Our total assets as of March 31, 2024 increased $179.1 million to $22.84 billion from $22.66 billion reported as of December 31, 2023. Cash and cash equivalents increased $175.0 million for the three months ended March 31, 2024. Our loan portfolio balance increased to $14.51 billion as of March 31, 2024 from $14.42 billion at December 31, 2023. The increase in loans was primarily due to $81.5 million of organic loan growth from our Centennial Commercial Finance Group ("CFG") franchise and $7.4 million of organic loan growth in our remaining footprint. These increases were partially offset by a $108.4 million decrease in investment securities resulting from paydowns and maturities during the first three months of 2024. Total deposits increased $78.4 million to $16.87 billion as of March 31, 2024 from $16.79 billion as of December 31, 2023. Stockholders’ equity increased $20.3 million to $3.81 billion as of March 31, 2024, compared to $3.79 billion as of December 31, 2023. The $20.3 million increase in stockholders’ equity is primarily associated with the $100.1 million in net income for the three months ended March 31, 2024, partially offset by the $36.2 million of shareholder dividends paid, the $22.4 million in other comprehensive loss and stock repurchases of $24.0 million in 2024.
Loan Portfolio
Loans Receivable
Our loan portfolio averaged $14.49 billion and $14.47 billion during the three months ended March 31, 2024 and 2023, respectively. Loans receivable were $14.51 billion and $14.42 billion as of March 31, 2024 and December 31, 2023, respectively.
From December 31, 2023 to March 31, 2024, the Company experienced an increase of approximately $88.9 million in loans. The increase in loans was primarily due to $81.5 million of organic loan growth from our Centennial CFG franchise and $7.4 million from our remaining footprint.
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, Texas, Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Texas, Alabama and New York. Loans receivable were approximately $3.33 billion, $3.99 billion, $3.77 billion, $122.7 million, $1.27 billion and $2.03 billion as of March 31, 2024 in Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG, respectively.
As of March 31, 2024, we had approximately $881.5 million of construction/land development loans which were collateralized by land. This consisted of approximately $95.5 million for raw land and approximately $786.0 million for land with commercial and/or residential lots.
Table 8 presents our loans receivable balances by category as of March 31, 2024 and December 31, 2023.
Table 8: Loans Receivable

	March 31, 2024	December 31, 2023
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$5,616,965	$5,549,954
Construction/land development	2,330,555	2,293,047
Agricultural	337,618	325,156
Residential real estate loans:
Residential 1-4 family	1,899,974	1,844,260
Multifamily residential	415,926	435,736
Total real estate	10,601,038	10,448,153
Consumer	1,163,228	1,153,690
Commercial and industrial	2,284,775	2,324,991
Agricultural	278,609	307,327
Other	186,023	190,567
Total loans receivable	$14,513,673	$14,424,728

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
As of March 31, 2024, commercial real estate loans totaled $8.29 billion, or 57.1%, of loans receivable, as compared to $8.17 billion, or 56.7%, of loans receivable, as of December 31, 2023. Commercial real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $2.13 billion, $2.48 billion, $2.15 billion, $48.1 million, zero and $1.48 billion at March 31, 2024, respectively.
Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 52.3% and 39.7% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of March 31, 2024, with the remaining 8.0% relating to condos and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of March 31, 2024, residential real estate loans totaled $2.32 billion, or 16.0%, of loans receivable, compared to $2.28 billion, or 15.8%, of loans receivable, as of December 31, 2023. Residential real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $527.3 million, $988.9 million, $604.2 million, $40.4 million, zero and $155.2 million at March 31, 2024, respectively.
Consumer Loans. Our consumer loans are composed of secured and unsecured loans originated by our bank, the primary portion of which consists of loans to finance United States Coast Guard registered high-end sail and power boats within our SPF division. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
As of March 31, 2024, consumer loans totaled $1.16 billion, or 8.0%, of loans receivable, compared to $1.15 billion, or 8.0%, of loans receivable, as of December 31, 2023. Consumer loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $22.9 million, $7.5 million, $15.1 million, $503,000, $1.12 billion and zero at March 31, 2024, respectively.
Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years. Commercial loan applications must be supported by current financial information of the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally, accounts receivable are financed at between 50% and 80% of accounts receivable less than 60 days past due. Inventory financing will range between 50% and 80% (with no work in process) depending on the borrower and nature of inventory. We require a first lien position for those loans.
As of March 31, 2024, commercial and industrial loans totaled $2.28 billion, or 15.7%, of loans receivable, compared to $2.32 billion, or 16.1%, of loans receivable, as of December 31, 2023. Commercial and industrial loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $483.6 million, $465.3 million, $782.0 million, $28.1 million, $154.0 million and $371.8 million at March 31, 2024, respectively.
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

Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $90.5 million and $130.7 million in PCD loans, as of March 31, 2024 and December 31, 2023, respectively.
Table 9 sets forth information with respect to our non-performing assets as of March 31, 2024 and December 31, 2023. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 9: Non-performing Assets

	As of March 31, 2024	As of December 31, 2023
	(Dollars in thousands)
Non-accrual loans	$67,055	$59,971
Loans past due 90 days or more (principal or interest payments)	12,928	4,130
Total non-performing loans	79,983	64,101
Other non-performing assets
Foreclosed assets held for sale, net	30,650	30,486
Other non-performing assets	63	785
Total other non-performing assets	30,713	31,271
Total non-performing assets	$110,696	$95,372
Allowance for credit losses to non-accrual loans	432.92%	480.62%
Allowance for credit losses to non-performing loans	362.94	449.66
Non-accrual loans to total loans	0.46	0.42
Non-performing loans to total loans	0.55	0.44
Non-performing assets to total assets	0.48	0.42
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
Total non-performing loans were $80.0 million and $64.1 million as of March 31, 2024 and December 31, 2023, respectively. Non-performing loans at March 31, 2024 were $17.6 million, $10.6 million, $44.7 million, $408,000, $3.9 million and $2.8 million in the Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets, respectively.
The $2.8 million balance of non-accrual loans for our Centennial CFG Capital Markets Group consists of two loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. The loans are not current on either principal or interest, and we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve. Any interest payments that are received will be applied to the principal balance. In addition, the $22.8 million balance of foreclosed assets held for sale for our Centennial CFG Property Finance Group consists of an office building located in California. This represents the largest component of the Company's $30.7 million in foreclosed assets held for sale.

Debt restructuring generally occurs when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in potentially an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our restructured loans that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. As of March 31, 2024, we had $22.9 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual, and we had $2.0 million of restructured loans that are not in compliance with the modified terms and are reported as non-accrual. Our Florida market contained $17.2 million, our Arkansas market contained $1.4 million, our Texas market contained $2.2 million and our New York region contained $2.1 million of these restructured loans.
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
The majority of the Bank’s restructured loans relate to real estate lending and generally involve reducing the interest rate, changing from a principal and interest payment to interest-only, lengthening the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At March 31, 2024, the amount of restructured loans was $24.9 million. As of March 31, 2024, 92.0% of all restructured loans were performing to the terms of the restructure.
Total foreclosed assets held for sale were $30.7 million as of March 31, 2024, compared to $30.5 million as of December 31, 2023 for an increase of $164,000. The foreclosed assets held for sale as of March 31, 2024 are comprised of $343,000 assets located in Arkansas, $7.3 million located in Florida, $272,000 located in Texas, zero in Alabama, zero in SPF and $22.8 million in Centennial CFG. The majority of the foreclosed assets held for sale is comprised of two properties. The first is an office building located in Santa Monica, California with a carrying value of $22.8 million, and the second is an office building located in Miami, Florida with a carrying value of $7.0 million. These two properties account for $29.8 million of the balance of foreclosed assets held for sale at March 31, 2024.
Table 10 shows the summary of foreclosed assets held for sale as of March 31, 2024 and December 31, 2023.
Table 10: Foreclosed Assets Held For Sale

	As of March 31, 2024	As of December 31, 2023
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$29,894	$29,894
Construction/land development	—	47
Residential real estate loans
Residential 1-4 family	756	545
Total foreclosed assets held for sale	$30,650	$30,486
The Company had $105.3 million and $94.9 million in impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) for the periods ended March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets accounted for approximately $22.8 million, $27.8 million, $45.4 million, $408,000, $3.9 million and $5.0 million of the impaired loans, respectively.
The amortized cost balance for loans with a specific allocation increased from $10.5 million to $18.5 million, and the specific allocation for impaired loans increased by approximately $690,000 at March 31, 2024 compared to December 31, 2023.

Past Due and Non-Accrual Loans
Table 11 shows the summary of non-accrual loans as of March 31, 2024 and December 31, 2023:
Table 11: Total Non-Accrual Loans

	As of March 31, 2024	As of December 31, 2023
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$12,887	$13,178
Construction/land development	15,782	12,094
Agricultural	414	431
Residential real estate loans
Residential 1-4 family	22,037	20,351
Total real estate	51,120	46,054
Consumer	4,639	3,423
Commercial and industrial	10,969	9,982
Agricultural & other	327	512
Total non-accrual loans	$67,055	$59,971
If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.4 million would have been recorded for both of the three-month periods ended March 31, 2024 and 2023. The interest income recognized on non-accrual loans for the three months ended March 31, 2024 and 2023 was considered immaterial.
Table 12 shows the summary of accruing past due loans 90 days or more as of March 31, 2024 and December 31, 2023:
Table 12: Loans Accruing Past Due 90 Days or More

	As of March 31, 2024	As of December 31, 2023
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,377	$2,177
Construction/land development	603	255
Residential real estate loans
Residential 1-4 family	543	84
Total real estate	10,523	2,516
Consumer	48	79
Commercial and industrial	2,311	1,535
Other	46	—
Total loans accruing past due 90 days or more	$12,928	$4,130
Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.55% and 0.44% at March 31, 2024 and December 31, 2023, respectively.
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

The Company uses the DCF method to estimate expected losses for all of the Company’s loan pools. These pools are as follows: construction & land development; other commercial real estate; residential real estate; commercial & industrial; and consumer & other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.
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
The Company had $105.3 million and $94.9 million in impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) for the periods ended March 31, 2024 and December 31, 2023, respectively.
Loans Collectively Evaluated for Credit Loss. Loans receivable collectively evaluated for credit loss increased by approximately $100.9 million from $14.25 billion at December 31, 2023 to $14.35 billion at March 31, 2024. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for credit loss to the total loans collectively evaluated for credit loss was 1.97% and 1.98% at March 31, 2024 and December 31, 2023, respectively.
Charge-offs and Recoveries. Total charge-offs decreased to $4.0 million for the three months ended March 31, 2024, compared to $4.3 million for the same period in 2023. Total recoveries were $538,000 and $588,000 for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, net charge-offs were $1.4 million for Arkansas, $390,000 for Florida, $1.5 million for Texas, $14,000 for Alabama and $78,000 for SPF. These equal a net charge-off position of $3.4 million.
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

Table 13 shows the allowance for credit losses, charge-offs and recoveries as of and for the three months ended March 31, 2024 and 2023.
Table 13: Analysis of Allowance for Credit Losses

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Balance, beginning of period	$288,234	$289,669
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	1,102	71
Construction/land development	1	25
Agricultural	—	2
Residential real estate loans:
Residential 1-4 family	159	59
Total real estate	1,262	157
Consumer	198	221
Commercial and industrial	1,746	3,006
Other	772	904
Total loans charged off	3,978	4,288
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	20	19
Construction/land development	7	7
Residential real estate loans:
Residential 1-4 family	19	118
Multifamily residential	—	8
Total real estate	46	152
Consumer	39	41
Commercial and industrial	101	109
Other	352	286
Total recoveries	538	588
Net loans charged off	3,440	3,700
Provision for credit loss	5,500	1,200
Balance, March 31	$290,294	$287,169
Net charge-offs to average loans receivable	0.10%	0.10%
Allowance for credit losses to total loans	2.00	2.00
Allowance for credit losses to net charge-offs	2,098.17	1,913.75

Table 14 presents the allocation of allowance for credit losses as of March 31, 2024 and December 31, 2023.
Table 14: Allocation of Allowance for Credit Losses

	As of March 31, 2024		As of December 31, 2023
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$77,696	38.7%	$77,194	38.5%
Construction/land development	35,921	16.1	33,877	15.9
Agricultural residential real estate loans	1,432	2.3	1,441	2.3
Residential real estate loans:
Residential 1-4 family	52,647	13.1	51,313	12.8
Multifamily residential	4,256	2.9	4,547	3.0
Total real estate	171,952	73.1	168,372	72.5
Consumer	25,055	8.0	24,728	8.0
Commercial and industrial	89,759	15.7	91,551	16.1
Agricultural	1,249	1.9	1,259	2.1
Other	2,279	1.3	2,324	1.3
Total	$290,294	100.0%	$288,234	100.0%
(1)Percentage of loans in each category to total loans receivable.
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 4.9 years as of March 31, 2024.
Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. We had $1.28 billion of held-to-maturity securities at both March 31, 2024 and December 31, 2023.
At both March 31, 2024 and December 31, 2023, $1.11 billion, or 86.5%, was invested in obligations of state and political subdivisions. At both March 31, 2024 and December 31, 2023, $43.4 million, or 3.4%, was invested in obligations of U.S. Government-sponsored enterprises. We had $129.1 million, or 10.1%, invested in U.S. government-sponsored mortgage-backed securities at March 31, 2024, compared to $130.3 million, or 10.2% at December 31, 2023.
Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive (loss) income. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $3.40 billion and $3.51 billion as March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, $1.45 billion, or 42.7%, of our available-for-sale securities were invested in U.S. government-sponsored mortgage-backed securities, compared to $1.52 billion, or 43.3%, of our available-for-sale securities as of December 31, 2023. To reduce our income tax burden, $899.9 million, or 26.5%, of our available-for-sale securities portfolio as of March 31, 2024, were primarily invested in tax-exempt obligations of state and political subdivisions, compared to $916.3 million, or 26.1%, of our available-for-sale securities as of December 31, 2023. We had $325.7 million, or 9.6%, invested in obligations of U.S. Government-sponsored enterprises as of March 31, 2024, compared to $346.6 million, or 9.9%, of our available-for-sale securities as of December 31, 2023. We had $361.3 million, or 10.6%, invested in non-government-sponsored asset backed securities as of March 31, 2024, compared to $363.5 million, or 10.4%, of our available-for-sale securities as of December 31, 2023. As of March 31, 2024, $173.5 million, or 5.1%, of our available-for-sale securities were invested in private mortgage-backed securities, compared to $175.4 million, or 5.0%, of our available-for-sale securities as of December 31, 2023. Also, we had approximately $187.7 million, or 5.5%, invested in other securities as of March 31, 2024, compared to $185.6 million, or 5.3% of our available-for-sale securities as of December 31, 2023.
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
During the three months ended March 31, 2024, the Company determined the $2.5 million allowance for credit losses on the available for sale portfolio and the $2.0 million allowance for credit losses on the held-to-maturity portfolio were adequate. Therefore, no additional provision was considered necessary.
See Note 3 to the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.
Deposits
Our deposits averaged $16.74 billion for the three months ended March 31, 2024. Total deposits were $16.87 billion as of March 31, 2024, and $16.79 billion as of December 31, 2023. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
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

Table 15 reflects the classification of the brokered deposits as of March 31, 2024 and December 31, 2023.
Table 15: Brokered Deposits

	March 31, 2024	December 31, 2023
	(In thousands)
Insured Cash Sweep and Other Transaction Accounts	$407,422	$401,004
Total Brokered Deposits	$407,422	$401,004
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the target rate four times during 2023. First, on February 1, 2023, the target rate was increased to 4.50% to 4.75%, second, on March 22, 2023, the target rate was increased to 4.75% to 5.00%, third, on May 3, 2023, the target rate was increased to 5.00% to 5.25% and fourth, on July 26, 2023, the target rate was increased to 5.25% to 5.50%. As of March 31, 2024, the target rate was 5.25% to 5.50% as the Federal Reserve has left the target rate unchanged in 2024.
Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three months ended March 31, 2024 and 2023.
Table 16: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2024		2023
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$4,017,659	—%	$5,043,219	—%
Interest-bearing transaction accounts	9,886,083	2.98	10,225,694	2.08
Savings deposits	1,152,827	0.85	1,353,635	0.76
Time deposits:
$100,000 or more	1,106,311	4.23	661,623	1.81
Other time deposits	578,882	3.69	410,471	1.34
Total	$16,741,762	2.22%	$17,694,642	1.36%
Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $34.0 million, or 23.9%, from $142.1 million as of December 31, 2023 to $176.1 million as of March 31, 2024.
FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $600.0 million at March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, the entire $600.0 million of the outstanding balances were classified as long-term advances. The FHLB advances mature from 2025 to 2037 with fixed interest rates ranging from 3.37% to 4.84%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.

Other borrowed funds were $701.1 million as of March 31, 2024 and were classified as short-term advances. The Company had $701.3 million in other borrowed funds as of December 31, 2023. As of both March 31, 2024 and December 31, 2023, the Company had drawn $700.0 million from the Bank Term Funding Program in the ordinary course of business, and these advances mature on January 16, 2025.
Additionally, the Company had $1.59 billion and $1.33 billion at March 31, 2024 and December 31, 2023, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at March 31, 2024 and December 31, 2023, respectively.
Subordinated Debentures
Subordinated debentures were $439.7 million and $439.8 million as of March 31, 2024 and December 31, 2023, respectively.
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

Stockholders’ Equity
Stockholders’ equity increased $20.3 million to $3.81 billion as of March 31, 2024, compared to $3.79 billion as of December 31, 2023. The $20.3 million increase in stockholders’ equity is primarily associated with the $100.1 million in net income for the three months ended March 31, 2024, partially offset by the $36.2 million of shareholder dividends paid, the $22.4 million in other comprehensive loss and stock repurchases of $24.0 million in 2024. As of March 31, 2024 and December 31, 2023, our equity to asset ratio was 16.69% and 16.73%, respectively. Book value per share was $18.98 as of March 31, 2024, compared to $18.81 as of December 31, 2023, a 3.6% annualized increase.
Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.18 per share for both the three months ended March 31, 2024 and 2023. The common stock dividend payout ratio for the three months ended March 31, 2024 and 2023 was 36.2% and 35.6%, respectively. On April 18, 2024, the Board of Directors declared a regular $0.18 per share quarterly cash dividend payable June 5, 2024, to shareholders of record May 15, 2024.
Stock Repurchase Program. During the first three months of 2024, the Company repurchased a total of 1,025,934 shares with a weighted-average stock price of $23.38 per share. Shares repurchased under the program as of March 31, 2024 since its inception total 24,011,649 shares. The remaining balance available for repurchase is 15,740,351 shares at March 31, 2024.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2024 and December 31, 2023, we met all regulatory capital adequacy requirements to which we were subject.
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

On April 1, 2022, the Company acquired $140.0 million in aggregate principal amount of 5.500% Fixed-to-Floating Rate Subordinated Notes due 2030 from Happy, and the Company recorded approximately $144.4 million which included fair value adjustments. The 2030 Notes are unsecured, subordinated debt obligations of the Company and will mature on July 31, 2030. The Company may, beginning with the interest payment date of July 31, 2025, and on any interest payment date thereafter, redeem the 2030 Notes, in whole or in part, subject to prior approval of the Federal Reserve if then required, at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the 2030 Notes at any time, including prior to July 31, 2025, at the Company’s option, in whole but not in part, subject to prior approval of the Federal Reserve if then required, if certain events occur that could impact the Company’s ability to deduct interest payable on the 2030 Notes for U.S. federal income tax purposes or preclude the 2030 Notes from being recognized as Tier 2 capital for regulatory capital purposes, or if the Company is required to register as an investment company under the Investment Company Act of 1940, as amended. In each case, the redemption would be at a redemption price equal to 100% of the principal amount of the 2030 Notes plus any accrued and unpaid interest to, but excluding, the redemption.
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

Table 17 presents our risk-based capital ratios on a consolidated basis as of March 31, 2024 and December 31, 2023.
Table 17: Risk-Based Capital

	As of March 31, 2024	As of December 31, 2023
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$3,811,401	$3,791,075
ASC 326 transitional period adjustment	8,122	16,246
Goodwill and core deposit intangibles, net	(1,444,433)	(1,446,573)
Unrealized loss on available-for-sale securities	271,425	249,075
Total common equity Tier 1 capital	2,646,515	2,609,823
Total Tier 1 capital	2,646,515	2,609,823
Tier 2 capital
Allowance for credit losses	290,294	288,234
ASC 326 transitional period adjustment	(8,122)	(16,246)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(49,802)	(40,509)
Qualifying allowance for credit losses	232,370	231,479
Qualifying subordinated notes	439,688	439,834
Total Tier 2 capital	672,058	671,313
Total risk-based capital	$3,318,573	$3,281,136
Average total assets for leverage ratio	$21,515,408	$20,981,774
Risk weighted assets	$18,492,561	$18,440,964
Ratios at end of period
Common equity Tier 1 capital	14.31%	14.15%
Leverage ratio	12.30	12.44
Tier 1 risk-based capital	14.31	14.15
Total risk-based capital	17.95	17.79
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00
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
In Table 18 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 18: Earnings, As Adjusted

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$100,109	$102,962
Pre-tax adjustments:
Fair value adjustment for marketable securities	(1,003)	11,408
Recoveries on historic losses	—	(3,461)
BOLI death benefits	(162)	—
Total pre-tax adjustments	(1,165)	7,947
Tax-effect of adjustments(1)	(251)	1,961
Total adjustments after-tax (B)	(914)	5,986
Earnings, as adjusted (C)	$99,195	$108,948
Average diluted shares outstanding (D)	201,390	203,625
GAAP diluted earnings per share: A/D	$0.50	$0.51
Adjustments after-tax: B/D	(0.01)	0.03
Diluted earnings per common share excluding adjustments: C/D	$0.49	$0.54
(1) Blended statutory rate of 24.989% for 2024 and 24.6735% for 2023.

We had $1.44 billion, $1.45 billion, and $1.45 billion in total goodwill and core deposit intangibles as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity, return on average tangible equity excluding intangible amortization, and tangible equity to tangible assets are useful in evaluating our company. Management also believes return on average assets, as adjusted, return on average equity, as adjusted, and return on average tangible equity, as adjusted, are meaningful non-GAAP financial measures, as they exclude items such as certain non-interest income and expenses that management believes are not indicative of our primary business operating results. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 19 through 22, respectively.
Table 19: Tangible Book Value Per Share

	As of March 31, 2024	As of December 31, 2023
	(In thousands, except per share data)
Book value per share: A/B	$18.98	$18.81
Tangible book value per share: (A-C-D)/B	11.79	11.63
(A) Total equity	$3,811,401	$3,791,075
(B) Shares outstanding	200,797	201,526
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	46,630	48,770
Table 20: Return on Average Assets, As Adjusted

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Return on average assets: A/D	1.78%	1.84%
Return on average assets, as adjusted: (A+C)/D	1.76	1.95
Return on average assets excluding intangible amortization: B/(D-E)	1.93	2.00
(A) Net income	$100,109	$102,962
Intangible amortization after-tax	1,605	1,866
(B) Earnings excluding intangible amortization	$101,714	$104,828
(C) Adjustments after-tax	$(914)	$5,986
(D) Average assets	22,683,259	22,695,855
(E) Average goodwill, core deposits and other intangible assets	1,445,902	1,455,423

Table 21: Return on Average Equity, As Adjusted

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Return on average equity: A/D	10.64%	11.70%
Return on average common equity, as adjusted: (A+C)/D	10.54	12.38
Return on average tangible common equity: A/(D-E)	17.22	19.75
Return on average tangible equity excluding intangible amortization: B/(D-E)	17.50	20.11
Return on average tangible common equity, as adjusted: (A+C)/(D-E)	17.07	20.90
(A) Net income	$100,109	$102,962
(B) Earnings excluding intangible amortization	101,714	104,828
(C) Adjustments after-tax	(914)	5,986
(D) Average equity	3,783,652	3,569,592
(E) Average goodwill, core deposits and other intangible assets	1,445,902	1,455,423
Table 22: Tangible Equity to Tangible Assets

	As of March 31, 2024	As of December 31, 2023
	(Dollars in thousands)
Equity to assets: B/A	16.69%	16.73%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	11.06	11.05
(A) Total assets	$22,835,721	$22,656,658
(B) Total equity	3,811,401	3,791,075
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	46,630	48,770

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
Table 23: Efficiency Ratio, As Adjusted

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Net interest income (A)	$204,590	$214,595
Non-interest income (B)	41,799	34,164
Non-interest expense (C)	111,496	114,644
FTE Adjustment (D)	892	1,628
Amortization of intangibles (E)	2,140	2,477
Adjustments:
Non-interest income:
Fair value adjustment for marketable securities	$1,003	$(11,408)
Gain on OREO, net	17	—
Gain (loss) on branches, equipment and other assets, net	(8)	7
BOLI death benefits	162	—
Recoveries on historic losses	—	3,461
Total non-interest income adjustments (F)	$1,174	$(7,940)
Non-interest expense:
Total non-interest expense adjustments (G)	$—	$—
Efficiency ratio (reported): ((C-E)/(A+B+D))	44.22%	44.80%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	44.43	43.42
Recently Issued Accounting Pronouncements
See Note 21 to the Condensed Notes to Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Liquidity and Market Risk Management
At March 31, 2024, we held $2.67 billion in assets that could be used for liquidity purposes, which we refer to as net available internal liquidity. This balance consisted of $1.58 billion in unpledged investment securities which could be used for additional secured borrowing capacity, $924.1 million in cash on deposit with the Federal Reserve Bank ("FRB") and $160.7 million in other liquid cash accounts.
Consistent with our practice of maintaining access to significant external liquidity, we had $3.11 billion in net available sources of borrowed funds, which we refer to as net available external liquidity, as of March 31, 2024. This included $4.75 billion in total borrowing capacity with the Federal Home Loan Bank ("FHLB"), of which $1.84 billion has been drawn upon in the ordinary course of business, resulting in $2.91 billion in net available liquidity with the FHLB as of March 31, 2024. The $1.84 billion consisted of $600.0 million in outstanding FHLB advances and $1.24 billion used for pledging purposes. We also had access to approximately $798.3 million in liquidity with the FRB as of March 31, 2024, of which $700.0 million has been drawn upon in the ordinary course of business, resulting in $98.3 million in net available liquidity with the FRB as of March 31, 2024. As of March 31, 2024, the Company also had access to $55.0 million from First National Bankers’ Bank ("FNBB"), and $45.0 million from other various external sources.

Overall, we had $5.77 billion net available liquidity as of March 31, 2024, which consisted of $2.67 billion of net available internal liquidity and $3.11 billion in net available external liquidity. Details on our available liquidity as of March 31, 2024 is available below.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unpledged investment securities (market value)	$1,581,821	$—	$1,581,821
Cash at FRB	924,148	—	924,148
Other liquid cash accounts	160,738	—	160,738
Total Internal Liquidity	2,666,707	—	2,666,707
External Sources
FHLB	4,746,613	1,837,367	2,909,246
FRB Discount Window	98,307	—	98,307
BTFP (par value)	700,000	700,000	—
FNBB	55,000	—	55,000
Other	45,000	—	45,000
Total External Liquidity	5,644,920	2,537,367	3,107,553
Total Available Liquidity	$8,311,627	$2,537,367	$5,774,260

We have continued to limit our exposure to uninsured deposits and have been actively monitoring this exposure in light of the current banking environment. As of March 31, 2024, we held approximately $8.42 billion in uninsured deposits of which $602.4 million were intercompany subsidiary deposit balances and $3.03 billion were collateralized deposits, for a net position of $4.79 billion. This represented approximately 28.4% of total deposits. In addition, net available liquidity exceeded uninsured and uncollateralized deposits by $987.0 million as of March 31, 2024.

(in thousands)	As of March 31, 2024
Uninsured Deposits	$8,415,764
Intercompany Subsidiary and Affiliate Balances	602,351
Collateralized Deposits	3,026,129
Net Uninsured Position	$4,787,284

Total Available Liquidity	$5,774,260
Net Uninsured Position	4,787,284
Net Available Liquidity in Excess of Uninsured Deposits	$986,976
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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At March 31, 2024, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Table 24 presents our sensitivity to net interest income as of March 31, 2024.
Table 24: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	9.43%
Up 100 basis points	4.84
Down 100 basis points	(5.81)
Down 200 basis points	(11.95)
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2024, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1: Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiaries are a party or of which any of their property is the subject.
Item 1A: Risk Factors
There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2023. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 through January 31, 2024	205,934	$23.48	205,934	16,560,351
February 1 through February 29, 2024	580,000	23.24	580,000	15,980,351
March 1 through March 31, 2024	240,000	23.63	240,000	15,740,351
Total	1,025,934		1,025,934
(1)The above described stock repurchase program has no expiration date.
Item 3: Defaults Upon Senior Securities
Not applicable.
Item 4: Mine Safety Disclosures
Not applicable.
Item 5: Other Information
During the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
HOME BANCSHARES, INC.
(Registrant)

Date:	May 3, 2024	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	May 3, 2024	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	May 3, 2024	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer