Form 10-Q
period 2024-06-30
HOME BANCSHARES INC
filed 2024-08-02
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024
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
Common Stock Issued and Outstanding: 199,681,791 shares as of August 1, 2024.

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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$229,209	$226,363
Interest-bearing deposits with other banks	829,507	773,850
Cash and cash equivalents	1,058,716	1,000,213
Fed funds sold	—	5,100
Investment securities — available-for-sale, net of allowance for credit losses of $2,525 at both June 30, 2024 and December 31, 2023 (amortized cost of $3,691,868 and $3,840,927 at June 30, 2024 and December 31, 2023, respectively)	3,344,539	3,507,841
Investment securities — held-to-maturity, net of allowance for credit losses of $2,005 at both June 30, 2024 and December 31, 2023	1,278,853	1,281,982
Total investment securities	4,623,392	4,789,823
Loans receivable	14,781,457	14,424,728
Allowance for credit losses	(295,856)	(288,234)
Loans receivable, net	14,485,601	14,136,494
Bank premises and equipment, net	383,691	393,300
Foreclosed assets held for sale	41,347	30,486
Cash value of life insurance	218,198	214,516
Accrued interest receivable	120,984	118,966
Deferred tax asset, net	195,041	197,164
Goodwill	1,398,253	1,398,253
Core deposit intangibles	44,490	48,770
Other assets	350,192	323,573
Total assets	$22,919,905	$22,656,658
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$4,068,302	$4,085,501
Savings and interest-bearing transaction accounts	11,150,516	11,050,347
Time deposits	1,736,985	1,651,863
Total deposits	16,955,803	16,787,711
Securities sold under agreements to repurchase	137,996	142,085
FHLB and other borrowed funds	1,301,050	1,301,300
Accrued interest payable and other liabilities	230,011	194,653
Subordinated debentures	439,542	439,834
Total liabilities	19,064,402	18,865,583
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2024 and 2023; shares issued and outstanding 199,746,265 in 2024 and 201,526,494 in 2023	1,997	2,015
Capital surplus	2,295,893	2,348,023
Retained earnings	1,819,412	1,690,112
Accumulated other comprehensive loss	(261,799)	(249,075)
Total stockholders’ equity	3,855,503	3,791,075
Total liabilities and stockholders’ equity	$22,919,905	$22,656,658
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
	(Unaudited)
Interest income:
Loans	$274,324	$243,152	$539,618	$480,149
Investment securities
Taxable	32,587	34,751	65,816	70,039
Tax-exempt	7,769	7,932	15,572	15,895
Deposits – other banks	12,564	3,729	23,092	8,414
Federal funds sold	59	68	120	74
Total interest income	327,303	289,632	644,218	574,571
Interest expense:
Interest on deposits	95,741	70,147	188,289	129,309
Federal funds purchased	—	2	—	2
FHLB and other borrowed funds	14,255	6,596	28,531	12,786
Securities sold under agreements to repurchase	1,363	1,121	2,767	1,989
Subordinated debentures	4,122	4,123	8,219	8,247
Total interest expense	115,481	81,989	227,806	152,333
Net interest income	211,822	207,643	416,412	422,238
Provision for credit losses on loans	8,000	2,300	13,500	3,500
Recovery of credit losses on unfunded commitments	—	—	(1,000)	—
Provision for credit losses on investment securities	—	1,683	—	1,683
Total credit loss expense	8,000	3,983	12,500	5,183
Net interest income after credit loss expense	203,822	203,660	403,912	417,055
Non-interest income:
Service charges on deposit accounts	9,714	9,231	19,400	19,073
Other service charges and fees	10,679	11,763	20,868	23,638
Trust fees	4,722	4,052	9,788	8,916
Mortgage lending income	4,276	2,650	7,834	5,221
Insurance commissions	565	518	1,073	1,044
Increase in cash value of life insurance	1,279	1,211	2,474	2,315
Dividends from FHLB, FRB, FNBB & other	2,998	2,922	6,005	5,716
Gain on sale of SBA loans	56	—	254	139
Gain on sale of branches, equipment and other assets, net	2,052	917	2,044	924
Gain on OREO, net	49	319	66	319
Fair value adjustment for marketable securities	(274)	783	729	(10,625)
Other income	6,658	15,143	14,038	26,993
Total non-interest income	42,774	49,509	84,573	83,673
Non-interest expense:
Salaries and employee benefits	60,427	64,534	121,337	129,024
Occupancy and equipment	14,408	14,923	28,959	29,875
Data processing expense	8,935	9,151	18,082	18,119
Other operating expenses	29,415	27,674	56,303	53,908
Total non-interest expense	113,185	116,282	224,681	230,926
Income before income taxes	133,411	136,887	263,804	269,802
Income tax expense	31,881	31,616	62,165	61,569
Net income	$101,530	$105,271	$201,639	$208,233
Basic earnings per share	$0.51	$0.52	$1.00	$1.03
Diluted earnings per share	$0.51	$0.52	$1.00	$1.02
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
	(Unaudited)
Net income	$101,530	$105,271	$201,639	$208,233
Net unrealized gain (loss) on available-for-sale securities	15,394	(48,042)	(14,241)	16,926
Other comprehensive income (loss) before tax effect	15,394	(48,042)	(14,241)	16,926
Tax effect on other comprehensive income (loss)	(5,768)	11,665	1,517	(4,146)
Other comprehensive income (loss)	9,626	(36,377)	(12,724)	12,780
Comprehensive income	$111,156	$68,894	$188,915	$221,013
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2024
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2024	$2,015	$2,348,023	$1,690,112	$(249,075)	$3,791,075
Comprehensive income:
Net income	—	—	100,109	—	100,109
Other comprehensive loss	—	—	—	(22,350)	(22,350)
Net issuance of 76,542 shares of common stock from exercise of stock options	1	670	—	—	671
Repurchase of 1,025,934 shares of common stock	(10)	(24,007)	—	—	(24,017)
Share-based compensation net issuance of 219,750 shares of restricted common stock	2	2,273	—	—	2,275
Excise tax from repurchase of common stock	—	(135)	—	—	(135)
Cash dividends – Common Stock, $0.18 per share	—	—	(36,227)	—	(36,227)
Balances at March 31, 2024 (unaudited)	$2,008	$2,326,824	$1,753,994	$(271,425)	$3,811,401
Comprehensive income:
Net income	—	—	101,530	—	101,530
Other comprehensive income	—	—	—	9,626	9,626
Net issuance of 149,507 shares of common stock from exercise of stock options	1	(2)	—	—	(1)
Repurchase of 1,400,094 shares of common stock	(14)	(32,590)	—	—	(32,604)
Share-based compensation net issuance of 200,000 shares of restricted common stock	2	1,946	—	—	1,948
Excise tax from repurchase of common stock	—	(285)	—	—	(285)
Cash dividends – Common Stock, $0.18 per share	—	—	(36,112)	—	(36,112)
Balances at June 30, 2024 (unaudited)	$1,997	$2,295,893	$1,819,412	$(261,799)	$3,855,503
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2023	$2,034	$2,386,699	$1,443,087	$(305,458)	$3,526,362
Comprehensive income:
Net income	—	—	102,962	—	102,962
Other comprehensive income	—	—	—	49,157	49,157
Net issuance of 66,451 shares of common stock from exercise of stock options	1	85	—	—	86
Repurchase of 590,000 shares of common stock	(6)	(13,534)	—	—	(13,540)
Share-based compensation net issuance of 258,000 shares of restricted common stock	3	2,504	—	—	2,507
Cash dividends – Common Stock, $0.18 per share	—	—	(36,649)	—	(36,649)
Balances at March 31, 2023 (unaudited)	$2,032	$2,375,754	$1,509,400	$(256,301)	$3,630,885
Comprehensive income:
Net Income	—	—	105,271	—	105,271
Other comprehensive loss	—	—	—	(36,377)	(36,377)
Net issuance of 15,575 shares of common stock from exercise of stock options	—	275	—	—	275
Repurchase of 560,849 shares of common stock	(5)	(11,804)	—	—	(11,809)
Share-based compensation net issuance of 50,000 shares of restricted common stock	(1)	2,335	—	—	2,334
Cash dividends – Common Stock, $0.180 per share	—	—	(36,495)	—	(36,495)
Balances at June 30, 2023 (unaudited)	$2,026	$2,366,560	$1,578,176	$(292,678)	$3,654,084
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2024	2023
	(Unaudited)
Operating Activities
Net income	$201,639	$208,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	14,714	14,776
(Increase) decrease in value of equity securities	(729)	10,625
Amortization of securities, net	7,572	8,219
Accretion of purchased loans	(4,645)	(5,832)
Share-based compensation	4,223	4,841
Gain on assets	(2,364)	(1,382)
Provision for credit losses - loans	13,500	3,500
Recovery of credit losses - unfunded commitments	(1,000)	—
Provision for credit losses - investment securities	—	1,683
Deferred income tax effect	3,640	(1,255)
Increase in cash value of life insurance	(2,474)	(2,315)
Originations of mortgage loans held for sale	(289,488)	(212,931)
Proceeds from sales of mortgage loans held for sale	302,018	166,921
Changes in assets and liabilities:
Accrued interest receivable	(2,018)	2,133
Other assets	(24,022)	(8,709)
Accrued interest payable and other liabilities	36,358	(23,451)
Net cash provided by operating activities	256,924	165,056
Investing Activities
Net decrease (increase) in federal funds sold	5,100	(1,550)
Net (increase) decrease in loans	(385,557)	270,329
Purchases of investment securities – available-for-sale	(5,100)	(3,933)
Proceeds from maturities of investment securities – available-for-sale	146,479	407,431
Proceeds from maturities of investment securities – held-to-maturity	3,239	2,658
Proceeds from sales of equity securities	—	1,522
Purchase of other investments	(1,858)	(134)
Proceeds from foreclosed assets held for sale	938	477
Proceeds from sale of SBA loans	3,586	2,337
Purchases of premises and equipment	(11,902)	(9,511)
Proceeds from sales of premises and equipment	12,829	8,081
(Purchase of) return of investment on cash value of life insurance, net	(1,218)	2,909
Net cash (used in) provided by investing activities	(233,464)	680,616
Financing Activities
Net increase (decrease) in deposits	168,092	(941,892)
Net (decrease) increase in securities sold under agreements to repurchase	(4,089)	29,203
Decrease in FHLB and other borrowed funds	(1,400,250)	—
Increase in FHLB and other borrowed funds	1,400,000	51,550
Proceeds from exercise of stock options, net	670	361
Repurchase of common stock	(57,041)	(25,349)
Dividends paid on common stock	(72,339)	(73,144)
Net cash provided by (used in) financing activities	35,043	(959,271)
Net change in cash and cash equivalents	58,503	(113,599)
Cash and cash equivalents – beginning of year	1,000,213	724,790
Cash and cash equivalents – end of period	$1,058,716	$611,191
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
A summary of the significant accounting policies of the Company follows:
Operating Segments
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Bank is the only significant subsidiary upon which management makes decisions regarding how to allocate resources and assess performance. Each of the branches of the Bank provides a group of similar banking services, including such products and services as commercial, real estate and consumer loans, time deposits, checking and savings accounts. The individual bank branches have similar operating and economic characteristics. While the chief decision maker monitors the revenue streams of the various products, services and branch locations, operations are managed, and financial performance is evaluated on a company-wide basis. Accordingly, all of the banking services and branch locations are considered by management to be aggregated into one reportable operating segment.
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
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in the national unemployment rate, gross domestic product, national retail sales index, FHFA housing price index and rental vacancy rate index.
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
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments and curtailments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies:
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

Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$101,530	$105,271	$201,639	$208,233
Average shares outstanding	200,319	202,793	200,765	203,122
Effect of common stock options	146	130	144	152
Average diluted shares outstanding	200,465	202,923	200,909	203,274
Basic earnings per share	$0.51	$0.52	$1.00	$1.03
Diluted earnings per share	$0.51	$0.52	$1.00	$1.02
The impact of anti-dilutive shares to the diluted earnings per share calculation was considered immaterial for the periods ended June 30, 2024 and 2023.
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
3. Investment Securities
The following table summarizes the amortized cost and fair value of securities that are classified as available-for-sale and held-to-maturity:

	June 30, 2024
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$334,736	$—	$334,736	$1,626	$(16,869)	$319,493
U.S. government-sponsored mortgage-backed securities	1,621,192	—	1,621,192	547	(201,264)	1,420,475
Private mortgage-backed securities	188,551	—	188,551	—	(15,418)	173,133
Non-government-sponsored asset backed securities	358,968	—	358,968	700	(5,869)	353,799
State and political subdivisions	972,688	—	972,688	583	(83,006)	890,265
Other securities	215,733	(2,525)	213,208	466	(26,300)	187,374
Total	$3,691,868	$(2,525)	$3,689,343	$3,922	$(348,726)	$3,344,539

	June 30, 2024
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,421	$—	$43,421	$—	$(3,146)	$40,275
U.S. government-sponsored mortgage-backed securities	127,464	—	127,464	47	(6,084)	121,427
State and political subdivisions	1,109,973	(2,005)	1,107,968	80	(110,590)	997,458
Total	$1,280,858	$(2,005)	$1,278,853	$127	$(119,820)	$1,159,160

	December 31, 2023
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$361,494	$—	$361,494	$2,247	$(17,093)	$346,648
U.S. government-sponsored mortgage-backed securities	1,711,668	—	1,711,668	310	(191,557)	1,520,421
Private mortgage-backed securities	191,522	—	191,522	—	(16,117)	175,405
Non-government-sponsored asset backed securities	370,203		370,203	821	(7,551)	363,473
State and political subdivisions	990,318	—	990,318	1,938	(75,931)	916,325
Other securities	215,722	(2,525)	213,197	402	(28,030)	185,569
Total	$3,840,927	$(2,525)	$3,838,402	$5,718	$(336,279)	$3,507,841

	December 31, 2023
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,285	$—	$43,285	$—	$(2,607)	$40,678
U.S. government-sponsored mortgage-backed securities	130,278	—	130,278	106	(4,362)	126,022
State and political subdivisions	1,110,424	(2,005)	1,108,419	456	(105,094)	1,003,781
Total	$1,283,987	$(2,005)	$1,281,982	$562	$(112,063)	$1,170,481
Assets, principally investment securities, having a carrying value of approximately $3.03 billion and $3.57 billion at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $138.0 million and $142.1 million at June 30, 2024 and December 31, 2023, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2024, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$21,983	$21,854	$—	$—
Due after one year through five years	242,321	226,640	32,900	30,933
Due after five years through ten years	406,876	364,876	319,351	289,436
Due after ten years	851,977	783,762	801,143	717,364
U.S. government-sponsored mortgage-backed securities	1,621,192	1,420,475	127,464	121,427
Private mortgage-backed securities	188,551	173,133	—	—
Non-government-sponsored asset backed securities	358,968	353,799	—	—
Total	$3,691,868	$3,344,539	$1,280,858	$1,159,160
During the three and six months ended June 30, 2024 and 2023, no available-for-sale securities were sold.
The following table shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$15,810	$(253)	$173,941	$(16,616)	$189,751	$(16,869)
U.S. government-sponsored mortgage-backed securities	4,890	(159)	1,363,467	(201,105)	1,368,357	(201,264)
Private mortgage-backed securities	—	—	173,133	(15,418)	173,133	(15,418)
Non-government-sponsored asset backed securities	—	—	145,821	(5,869)	145,821	(5,869)
State and political subdivisions	43,265	(1,163)	776,764	(81,843)	820,029	(83,006)
Other securities	6,733	(1,309)	167,350	(24,991)	174,083	(26,300)
Total	$70,698	$(2,884)	$2,800,476	$(345,842)	$2,871,174	$(348,726)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$40,275	$(3,146)	$40,275	$(3,146)
U.S. government-sponsored mortgage-backed securities	6,202	(188)	10,954	(5,896)	17,156	(6,084)
State and political subdivisions	30,525	(799)	963,658	(109,791)	994,183	(110,590)
Total	$36,727	$(987)	$1,014,887	$(118,833)	$1,051,614	$(119,820)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$2,742	$(2)	$180,569	$(17,091)	$183,311	$(17,093)
U.S. government-sponsored mortgage-backed securities	102,831	(2,166)	1,392,318	(189,391)	1,495,149	(191,557)
Private mortgage-backed securities	9,298	(226)	166,107	(15,891)	175,405	(16,117)
Non-government-sponsored asset backed securities	—	—	213,838	(7,551)	213,838	(7,551)
State and political subdivisions	28,596	(400)	769,860	(75,531)	798,456	(75,931)
Other securities	—	—	164,430	(28,030)	164,430	(28,030)
Total	$143,467	$(2,794)	$2,887,122	$(333,485)	$3,030,589	$(336,279)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$40,677	$(2,607)	$40,677	$(2,607)
U.S. government-sponsored mortgage-backed securities	48,498	(861)	65,573	(3,501)	114,071	(4,362)
State and political subdivisions	21,493	(297)	956,578	(104,797)	978,071	(105,094)
Total	$69,991	$(1,158)	$1,062,828	$(110,905)	$1,132,819	$(112,063)
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

During the period ended June 30, 2024, the Company determined the $2.5 million allowance for credit losses on the available for sale portfolio and the $2.0 million allowance for credit losses on the held-to-maturity portfolio were adequate. Therefore, no additional provision was considered necessary.

Available-for-Sale Investment Securities
	June 30, 2024	December 31, 2023
Allowance for credit losses:	(In thousands)
Beginning balance	$2,525	$842
Provision for credit loss	—	1,683
Balance, June 30	$2,525	$2,525
Provision for credit loss		—
Balance, December 31, 2023		$2,525

Held-to-Maturity Investment Securities
	June 30, 2024	December 31, 2023
Allowance for credit losses:	(In thousands)
Beginning balance	$2,005	$2,005
Provision for credit loss	—	—
Balance, June 30	$2,005	$2,005
Provision for credit loss		—
Balance, December 31, 2023		$2,005
For the six months ended June 30, 2024, the Company had available-for-sale investment securities with approximately $348.7 million in unrealized losses, of which $345.8 million had been in continuous loss positions for more than twelve months. With the exception of the subordinated debt investment securities which were downgraded during 2023 resulting in the allowance, the Company’s assessments indicated the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 29.6% of the principal balance from the Company’s investment portfolio will mature or are expected to pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
As of June 30, 2024, the Company's available-for-sale securities portfolio consisted of 1,559 investment securities, 1,317 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $348.7 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $16.9 million on 56 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained $201.3 million of unrealized losses on 656 securities, and the private mortgage-backed securities portfolio contained $15.4 million of unrealized losses on 32 securities. The non-government-sponsored asset backed securities portfolio contained $5.9 million of unrealized losses on 27 securities. The state and political subdivisions portfolio contained $83.0 million of unrealized losses on 483 securities. In addition, the other securities portfolio contained $26.3 million of unrealized losses on 63 securities. With the exception of the investments for which an allowance for credit losses has been established, the unrealized losses on the Company's investments were primarily a result of interest rate changes, and the Company expects to recover the amortized cost basis over the term of the securities. The Company has determined that, as of June 30, 2024, an additional provision for credit losses is not necessary because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
As of June 30, 2024, the Company's held-to-maturity securities portfolio consisted of 508 investment securities, 501 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $119.8 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $3.1 million on 5 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained unrealized losses of $6.1 million on 19 securities. The state and political subdivisions portfolio contained $110.6 million of unrealized losses on 477 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, the Company has determined that an additional provision for credit losses was not necessary as of June 30, 2024.

The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of June 30, 2024:

	State and political subdivisions	U.S. government-sponsored enterprises	U.S. government-sponsored mortgage-backed securities	Total
	(In thousands)
Aaa/AAA	$234,801	$43,421	$—	$278,222
Aa/AA	850,072	—	—	850,072
A	23,191	—	—	23,191
Not rated	1,909	—	—	1,909
Agency Backed	—	—	127,464	127,464
Total	$1,109,973	$43,421	$127,464	$1,280,858
Income earned on securities for the three months ended June 30, 2024 and 2023, is as follows:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Taxable
Available-for-sale	$25,127	$27,254	$50,889	$55,052
Held-to-maturity	7,460	7,497	14,927	14,987
Non-taxable
Available-for-sale	4,664	4,798	9,359	9,623
Held-to-maturity	3,105	3,134	6,213	6,272
Total	$40,356	$42,683	$81,388	$85,934
4. Loans Receivable
The various categories of loans receivable are summarized as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,599,925	$5,549,954
Construction/land development	2,511,817	2,293,047
Agricultural	345,461	325,156
Residential real estate loans
Residential 1-4 family	1,910,143	1,844,260
Multifamily residential	509,091	435,736
Total real estate	10,876,437	10,448,153
Consumer	1,189,386	1,153,690
Commercial and industrial	2,242,072	2,324,991
Agricultural	314,600	307,327
Other	158,962	190,567
Total loans receivable	14,781,457	14,424,728
Allowance for credit losses	(295,856)	(288,234)
Loans receivable, net	$14,485,601	$14,136,494

During the three months ended June 30, 2024, the Company sold $576,469 of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $56,000. During the six months ended June 30, 2024, the Company sold $3.3 million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $254,000. During the three months ended June 30, 2023, the Company did not sell any guaranteed portions of certain SBA loans. During the six months ended June 30, 2023, the Company sold $2.2 million guaranteed portions of certain SBA loans, which resulted in a gain of approximately $139,000.
Mortgage loans held for sale of approximately $89.3 million and $123.4 million at June 30, 2024 and December 31, 2023, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. The Company regularly sells mortgages into the capital markets to mitigate the effects of interest rate volatility during the period from the time an interest rate lock commitment (“IRLC”) is issued until the IRLC funds creating a mortgage loan held for sale and its subsequent sale into the secondary/capital markets. Loan sales are typically executed on a mandatory basis. Under a mandatory commitment, the Company agrees to deliver a specified dollar amount with predetermined terms by a certain date. Generally, the commitment is not loan specific, and any combination of loans can be delivered into the outstanding commitment provided the terms fall within the parameters of the commitment. Upon failure to deliver, the Company is subject to fees based on market movement. These commitments and IRLCs are derivative instruments and their fair values at June 30, 2024 and December 31, 2023 were not material.
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $85.2 million and $130.7 million in PCD loans, as of June 30, 2024 and December 31, 2023, respectively. The balance, as of June 30, 2024, results entirely from the acquisition of Happy.
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
Management qualitatively adjusts model results for risk factors ("Q-Factors") that are not considered within our modeling processes but are, nonetheless, relevant in assessing the expected credit losses within our loan pools. These Q-Factors and other qualitative adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor and other qualitative adjustments include, among other things, the impact of (i) changes in lending policies, procedures and strategies; (ii) changes in nature and volume of the portfolio; (iii) staff experience; (iv) changes in volume and trends in classified loans, delinquencies and nonaccruals; (v) concentration risk; (vi) trends in underlying collateral values; (vii) external factors such as competition, legal and regulatory environment; (viii) changes in the quality of the loan review system; and (ix) economic conditions.

Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the input assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. Based on this analysis, management determined that changes to several of the economic factors for the loss driver segments, along with other model improvements and updates, were necessary, and updated models were implemented for the June 30, 2024 allowance for credit losses calculation. The identified loss drivers by segment are included below as of both June 30, 2024 and December 31, 2023.

June 30, 2024
Loss Driver Segment	Call Report Segment(s)	Modeled Economic Factors
1-4 Family Construction	1a1	National Unemployment (%) & Housing Price Index (%)
All Other Construction	1a2	National Unemployment (%) & Gross Domestic Product (%)
Farmland & Agriculture	1b, 3	National Unemployment (%)
Residential 1-4 Family	1c1, 1c2a, 1c2b	National Unemployment (%) & Housing Price Index
Multifamily	1d	Rental Vacancy Rate (%) & Housing Price Index (%)
Non-Farm/ Non-Residential CRE	1e1, 1e2	National Unemployment (%) & Gross Domestic Product (%)
Commercial & Industrial, Non-Depository Financial Institutions, Purchase/Carry Securities, Leases, Other	4a, 9a, 9b1, 9b2, 10, Other	National Unemployment (%) & National Retail Sales (%)
Consumer Auto	6c	National Unemployment (%) & National Retail Sales (%)
Other Consumer	6b, 6d	National Unemployment (%) & National Retail Sales (%)
Other Consumer - SPF	6d	National Unemployment (%)
Obligations of States and Political Subdivisions	8	National Unemployment (%) & Gross Domestic Product (%)

December 31, 2023
Loss Driver Segment	Call Report Segment(s)	Modeled Economic Factors
1-4 Family Construction	1a1	National Unemployment (%) & Housing Price Index (%)
All Other Construction	1a2	National Unemployment (%) & Gross Domestic Product (%)
1-4 Family Revolving HELOC & Junior Liens	1c1	National Unemployment (%) & Housing Price Index – CoreLogic (%)
1-4 Family Revolving HELOC & Junior Liens	1c2b	National Unemployment (%) & Gross Domestic Product (%)
1-4 Family Senior Liens	1c2a	National Unemployment (%) & Gross Domestic Product (%)
Multifamily	1d	Rental Vacancy Rate (%) & Housing Price Index – Case-Schiller (%)
Owner Occupied CRE	1e1	National Unemployment (%) & Gross Domestic Product (%)
Non-Owner Occupied CRE	1e2,1b,8	National Unemployment (%) & Gross Domestic Product (%)
Commercial & Industrial, Agricultural, Non-Depository Financial Institutions, Purchase/Carry Securities, Other	4a, 3, 9a, 9b1, 9b2, 10, Other	National Unemployment (%) & National Retail Sales (%)
Consumer Auto	6c	National Unemployment (%) & National Retail Sales (%)
Other Consumer	6b, 6d	National Unemployment (%) & National Retail Sales (%)
Other Consumer - SPF	6d	National Unemployment (%)
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
During the three and six months ended June 30, 2024, the Company recorded $8.0 million and $13.5 million in provision for credit losses on loans, respectively. In addition, during the six months ended June 30, 2024, the Company recovered $1.0 million in provision for unfunded commitments. During the three and six months ended June 30, 2023, the Company recorded $2.3 million and $3.5 million in provision for credit losses on loans, and the Company determined that no additional provision was necessary for unfunded commitments as the current level of the reserve was considered adequate.

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$35,921	$79,128	$56,903	$91,008	$27,334	$290,294
Loans charged off	(80)	(62)	(59)	(2,013)	(884)	(3,098)
Recoveries of loans previously charged off	82	5	76	259	238	660
Net loans recovered (charged off)	2	(57)	17	(1,754)	(646)	(2,438)
Provision for credit losses	22,750	7,771	(5,566)	(19,619)	2,664	8,000
Balance, June 30	$58,673	$86,842	$51,354	$69,635	$29,352	$295,856

	Six Months Ended June 30, 2024
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$33,877	$78,635	$55,860	$92,810	$27,052	$288,234
Loans charged off	(81)	(1,164)	(218)	(3,759)	(1,854)	(7,076)
Recoveries of loans previously charged off	89	25	95	360	629	1,198
Net loans recovered (charged off)	8	(1,139)	(123)	(3,399)	(1,225)	(5,878)
Provision for credit losses	24,788	9,346	(4,383)	(19,776)	3,525	13,500
Balance, June 30	$58,673	$86,842	$51,354	$69,635	$29,352	$295,856
During the second quarter of 2024, the Company implemented updated allowance for credit loss models as part of the annual model review and challenge process. In light of the current commercial real estate ("CRE") environment, the allowance calculation called for a higher level of reserves for the CRE portfolio and a corresponding reduction in reserves for the commercial and industrial portfolio.
The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2023 and the year ended December 31, 2023:

	Three Months Ended June 30, 2023
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$31,172	$86,978	$51,433	$92,396	$25,190	$287,169
Loans charged off	—	—	(30)	(3,826)	(870)	(4,726)
Recoveries of loans previously charged off	63	473	13	147	244	940
Net loans recovered (charged off)	63	473	(17)	(3,679)	(626)	(3,786)
Provision for credit losses	1,040	(2,293)	316	1,757	1,480	2,300
Balance, June 30	$32,275	$85,158	$51,732	$90,474	$26,044	$285,683

	Six Months Ended June 30, 2023 and Year Ended December 31, 2023
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$32,243	$93,848	$50,963	$89,354	$23,261	$289,669
Loans charged off	(25)	(73)	(89)	(6,832)	(1,995)	(9,014)
Recoveries of loans previously charged off	70	492	139	256	571	1,528
Net loans (charged off) recovered	45	419	50	(6,576)	(1,424)	(7,486)
Provision for credit loss - loans	(13)	(9,109)	719	7,696	4,207	3,500
Balance, June 30	32,275	85,158	51,732	90,474	26,044	285,683
Loans charged off	(238)	(2,262)	(180)	(2,325)	(2,036)	(7,041)
Recoveries of loans previously charged off	43	41	190	327	541	1,142
Net loans (charged off) recovered	(195)	(2,221)	10	(1,998)	(1,495)	(5,899)
Provision for credit loss - loans	1,797	(4,302)	4,118	4,334	2,503	8,450
Balance, December 31	$33,877	$78,635	$55,860	$92,810	$27,052	$288,234
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$35,621	$—	$4,387
Construction/land development	5,516	—	603
Agricultural	612	—	—
Residential real estate loans
Residential 1-4 family	23,051	—	716
Total real estate	64,800	—	5,706
Consumer	3,908	—	10
Commercial and industrial	9,226	2,252	2,463
Agricultural & other	156	—	72
Total	$78,090	$2,252	$8,251

	December 31, 2023
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$13,178	$—	$2,177
Construction/land development	12,094	—	255
Agricultural	431	—	—
Residential real estate loans
Residential 1-4 family	20,351	—	84
Multifamily residential	—	—	—
Total real estate	46,054	—	2,516
Consumer	3,423	—	79
Commercial and industrial	9,982	2,534	1,535
Agricultural & other	512	—	—
Total	$59,971	$2,534	$4,130
The Company had $78.1 million and $60.0 million in nonaccrual loans for the periods ended June 30, 2024 and December 31, 2023, respectively. In addition, the Company had $8.3 million and $4.1 million in loans past due 90 days or more and still accruing for the periods ended June 30, 2024 and December 31, 2023, respectively.
The Company had $2.3 million and $2.5 million in nonaccrual loans with a specific reserve as of June 30, 2024 and December 31, 2023, respectively. Interest income recognized on the non-accrual loans for the periods ended June 30, 2024 and June 30, 2023 was considered immaterial.
The following table presents the amortized cost basis of impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) by class of loans as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$45,660	$—	$—
Construction/land development	6,119	—	—
Agricultural	612	—	—
Residential real estate loans
Residential 1-4 family	—	25,149	—
Multifamily residential	—	—	—
Total real estate	52,391	25,149	—
Consumer	—	—	3,928
Commercial and industrial	—	—	13,969
Agricultural & other	—	—	228
Total	$52,391	$25,149	$18,125

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$39,813	$—	$—
Construction/land development	12,350	—	—
Agricultural	431	—	—
Residential real estate loans
Residential 1-4 family	—	21,386	—
Multifamily residential	—	—	—
Total real estate	52,594	21,386	—
Consumer	—	—	3,511
Commercial and industrial	—	—	16,890
Agricultural & other	—	—	512
Total	$52,594	$21,386	$20,913
The Company had $95.7 million and $94.9 million in impaired loans for the periods ended June 30, 2024 and December 31, 2023, respectively.
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

The following is an aging analysis for loans receivable as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,136	$1,268	$40,008	$44,412	$5,555,513	$5,599,925	$4,387
Construction/land development	237	499	6,119	6,855	2,504,962	2,511,817	603
Agricultural	352	—	612	964	344,497	345,461	—
Residential real estate loans
Residential 1-4 family	7,207	2,556	23,767	33,530	1,876,613	1,910,143	716
Multifamily residential	20,893	150	—	21,043	488,048	509,091	—
Total real estate	31,825	4,473	70,506	106,804	10,769,633	10,876,437	5,706
Consumer	6,426	1,370	3,918	11,714	1,177,672	1,189,386	10
Commercial and industrial	3,622	413	11,689	15,724	2,226,348	2,242,072	2,463
Agricultural & other	1,331	33	228	1,592	471,970	473,562	72
Total	$43,204	$6,289	$86,341	$135,834	$14,645,623	$14,781,457	$8,251

	December 31, 2023
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,124	$416	$15,355	$23,895	$5,526,059	$5,549,954	$2,177
Construction/land development	1,430	—	12,349	13,779	2,279,268	2,293,047	255
Agricultural	474	314	431	1,219	323,937	325,156	—
Residential real estate loans
Residential 1-4 family	4,346	1,423	20,435	26,204	1,818,056	1,844,260	84
Multifamily residential	—	—	—	—	435,736	435,736	—
Total real estate	14,374	2,153	48,570	65,097	10,383,056	10,448,153	2,516
Consumer	1,022	303	3,502	4,827	1,148,863	1,153,690	79
Commercial and industrial	2,089	3,378	11,517	16,984	2,308,007	2,324,991	1,535
Agricultural and other	1,074	113	512	1,699	496,195	497,894	—
Total	$18,559	$5,947	$64,101	$88,607	$14,336,121	$14,424,728	$4,130
Non-accruing loans at June 30, 2024 and December 31, 2023 were $78.1 million and $60.0 million, respectively.
Interest recognized on impaired loans during the three and six months ended June 30, 2024 was approximately $368,000 and $737,000, respectively. Interest recognized on impaired loans during the three and six months ended June 30, 2023 was approximately $1.5 million and $3.0 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$337	$100	$437
Risk rating 2	—	—	—	—	—	107	—	107
Risk rating 3	159,400	333,618	586,086	571,400	234,210	1,062,803	251,992	3,199,509
Risk rating 4	86,980	162,414	407,638	266,750	149,629	706,573	343,145	2,123,129
Risk rating 5	—	—	—	10,006	—	23,751	320	34,077
Risk rating 6	—	—	8,167	1,330	24,000	209,074	95	242,666
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	246,380	496,032	1,001,891	849,486	407,839	2,002,645	595,652	5,599,925
Construction/land development
Risk rating 1	$—	$—	$—	$10	$—	$—	$—	$10
Risk rating 2	—	137	—	—	—	172	—	309
Risk rating 3	248,129	376,645	440,356	97,052	48,293	69,645	55,009	1,335,129
Risk rating 4	67,335	182,148	502,703	178,296	11,237	23,070	204,026	1,168,815
Risk rating 5	—	629	—	—	—	—	—	629
Risk rating 6	—	74	2,624	1,340	896	976	943	6,853
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	72	—	—	—	72
Total construction/land development	315,464	559,633	945,683	276,770	60,426	93,863	259,978	2,511,817
Agricultural
Risk rating 1	$700	$—	$1,514	$—	$—	$—	$—	$2,214
Risk rating 2	280	—	—	1,881	—	—	—	2,161
Risk rating 3	25,657	244	41,696	19,434	23,432	47,780	26,501	184,744
Risk rating 4	10,015	35,580	22,759	17,951	13,272	38,084	4,640	142,301
Risk rating 5	—	9,364	—	—	—	571	—	9,935
Risk rating 6	—	—	—	1,621	1,084	1,401	—	4,106
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	36,652	45,188	65,969	40,887	37,788	87,836	31,141	345,461
Total commercial real estate loans	$598,496	$1,100,853	$2,013,543	$1,167,143	$506,053	$2,184,344	$886,771	$8,457,203
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$94	$2	$96
Risk rating 2	—	243	—	—	—	12	6	261
Risk rating 3	121,211	223,643	379,047	238,461	137,141	379,860	122,666	1,602,029
Risk rating 4	6,082	19,129	43,260	26,204	20,053	74,332	80,322	269,382
Risk rating 5	—	1,018	999	148	534	1,057	778	4,534
Risk rating 6	—	1,456	7,359	3,561	4,390	16,302	771	33,839
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	2	—	2
Total residential 1-4 family	127,293	245,489	430,665	268,374	162,118	471,659	204,545	1,910,143

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	56,867	3,289	20,471	37,276	42,392	79,577	6,997	246,869
Risk rating 4	—	693	127,076	37,964	59,143	22,109	14,845	261,830
Risk rating 5	—	—	—	—	—	—	—	—
Risk rating 6	—	—	150	—	—	242	—	392
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	56,867	3,982	147,697	75,240	101,535	101,928	21,842	509,091
Total real estate	$782,656	$1,350,324	$2,591,905	$1,510,757	$769,706	$2,757,931	$1,113,158	$10,876,437
Consumer
Risk rating 1	$3,316	$3,156	$2,208	$1,597	$711	$1,152	$1,412	$13,552
Risk rating 2	—	—	—	—	—	160	—	160
Risk rating 3	135,047	216,100	228,339	191,597	97,199	270,424	1,169	1,139,875
Risk rating 4	2,241	7,435	7,726	836	32	5,622	200	24,092
Risk rating 5	—	5,058	5	222	158	1,290	—	6,733
Risk rating 6	8	270	1,470	374	693	2,117	25	4,957
Risk rating 7	—	11	—	—	—	—	—	11
Risk rating 8	—	—	—	6	—	—	—	6
Total consumer	140,612	232,030	239,748	194,632	98,793	280,765	2,806	1,189,386
Commercial and industrial
Risk rating 1	$2,809	$1,653	$825	$723	$225	$21,356	$10,686	$38,277
Risk rating 2	50	146	1,148	197	7	21	1,434	3,003
Risk rating 3	51,250	529,271	247,437	67,550	55,698	215,339	233,385	1,399,930
Risk rating 4	59,084	32,995	32,387	43,482	19,359	71,144	377,237	635,688
Risk rating 5	—	73	229	15,677	3,394	—	1,320	20,693
Risk rating 6	23	12,313	71,800	5,582	568	13,922	40,234	144,442
Risk rating 7	—	—	—	—	—	1	—	1
Risk rating 8	—	1	—	—	—	37	—	38
Total commercial and industrial	113,216	576,452	353,826	133,211	79,251	321,820	664,296	2,242,072
Agricultural and other
Risk rating 1	$818	$397	$120	$16	$105	$—	$532	$1,988
Risk rating 2	340	306	28	—	—	1,181	810	2,665
Risk rating 3	35,973	51,607	39,854	29,392	24,999	40,000	135,539	357,364
Risk rating 4	11,999	6,638	9,705	6,137	592	13,637	61,035	109,743
Risk rating 5	—	—	312	46	61	593	175	1,187
Risk rating 6	—	4	28	—	97	357	129	615
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	49,130	58,952	50,047	35,591	25,854	55,768	198,220	473,562
Total	$1,085,614	$2,217,758	$3,235,526	$1,874,191	$973,604	$3,416,284	$1,978,480	$14,781,457

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$232	$116	$55	$403
Risk rating 2	—	—	—	—	111	—	—	111
Risk rating 3	305,742	584,860	568,413	243,177	216,746	934,111	440,414	3,293,463
Risk rating 4	83,089	557,540	242,217	224,378	149,258	590,864	95,360	1,942,706
Risk rating 5	—	—	10,000	—	14,095	42,694	758	67,547
Risk rating 6	—	8,198	9,958	23,743	24,380	179,350	95	245,724
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	388,831	1,150,598	830,588	491,298	404,822	1,747,135	536,682	5,549,954
Construction/land development
Risk rating 1	$—	$—	$10	$—	$—	$—	$—	$10
Risk rating 2	759	—	—	—	—	186	—	945
Risk rating 3	300,941	499,984	130,342	62,134	22,656	56,180	44,603	1,116,840
Risk rating 4	198,874	417,244	252,602	22,713	32,342	24,527	209,063	1,157,365
Risk rating 5	641	1,163	—	3,306	218	69	—	5,397
Risk rating 6	—	7,817	1,631	748	641	254	1,327	12,418
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	72	—	—	—	—	72
Total construction/land development	501,215	926,208	384,657	88,901	55,857	81,216	254,993	2,293,047
Agricultural
Risk rating 1	$—	$1,605	$—	$—	$—	$—	$—	$1,605
Risk rating 2	247	—	1,936	—	—	—	—	2,183
Risk rating 3	30,252	43,291	22,919	25,992	10,678	43,284	20,104	196,520
Risk rating 4	9,477	24,688	20,358	19,532	7,873	32,692	4,612	119,232
Risk rating 5	—	—	—	—	314	571	—	885
Risk rating 6	—	—	1,675	1,084	1,620	352	—	4,731
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	39,976	69,584	46,888	46,608	20,485	76,899	24,716	325,156
Total commercial real estate loans	$930,022	$2,146,390	$1,262,133	$626,807	$481,164	$1,905,250	$816,391	$8,168,157
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$144	$2	$146
Risk rating 2	259	—	—	—	—	20	1	280
Risk rating 3	246,462	366,149	241,985	145,339	93,751	324,569	122,950	1,541,205
Risk rating 4	14,992	37,444	55,406	21,240	13,313	67,084	62,356	271,835
Risk rating 5	—	243	246	479	831	1,343	40	3,182
Risk rating 6	71	5,361	2,926	4,064	3,432	10,567	1,189	27,610
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	2	—	2
Total residential 1-4 family	261,784	409,197	300,563	171,122	111,327	403,729	186,538	1,844,260

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	3,314	9,827	37,755	44,407	31,436	53,068	6,537	186,344
Risk rating 4	669	77,185	69,546	64,295	8,116	18,490	7,822	246,123
Risk rating 5	—	—	—	—	—	3,006	—	3,006
Risk rating 6	—	—	—	—	263	—	—	263
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	3,983	87,012	107,301	108,702	39,815	74,564	14,359	435,736
Total real estate	$1,195,789	$2,642,599	$1,669,997	$906,631	$632,306	$2,383,543	$1,017,288	$10,448,153
Consumer
Risk rating 1	$5,195	$2,952	$2,002	$839	$355	$1,114	$1,580	$14,037
Risk rating 2	—	—	—	—	126	54	—	180
Risk rating 3	240,897	245,543	211,312	108,009	108,063	191,220	1,264	1,106,308
Risk rating 4	9,597	7,534	2,479	69	109	6,073	214	26,075
Risk rating 5	22	—	22	483	872	261	—	1,660
Risk rating 6	204	1,559	830	581	881	1,349	11	5,415
Risk rating 7	15	—	—	—	—	—	—	15
Risk rating 8	—	—	—	—	—	—	—	—
Total consumer	255,930	257,588	216,645	109,981	110,406	200,071	3,069	1,153,690
Commercial and industrial
Risk rating 1	$3,757	$918	$1,120	$236	$121	$20,835	$12,644	$39,631
Risk rating 2	174	1,293	220	12	164	218	963	3,044
Risk rating 3	487,896	272,608	78,507	50,340	77,761	170,610	227,043	1,364,765
Risk rating 4	115,025	34,474	55,812	33,000	27,189	71,854	378,417	715,771
Risk rating 5	21	547	16,318	3,352	201	980	1,767	23,186
Risk rating 6	12,498	75,536	4,942	1,154	9,086	12,180	63,198	178,594
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total commercial and industrial	619,371	385,376	156,919	88,094	114,522	276,677	684,032	2,324,991
Agricultural and other
Risk rating 1	$408	$131	$16	$105	$—	$2	$563	$1,225
Risk rating 2	396	28	1	—	1,181	100	693	2,399
Risk rating 3	52,758	45,796	31,378	26,918	3,059	43,984	145,419	349,312
Risk rating 4	14,007	7,663	8,025	955	10,955	3,188	94,186	138,979
Risk rating 5	—	2,286	—	134	—	593	665	3,678
Risk rating 6	71	33	63	108	—	370	1,656	2,301
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	67,640	55,937	39,483	28,220	15,195	48,237	243,182	497,894
Total	$2,138,730	$3,341,500	$2,083,044	$1,132,926	$872,429	$2,908,528	$1,947,571	$14,424,728

The following table presents gross write-offs by origination date as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Gross Loan Write-Offs by Origination Year
	2024		2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$—	$780	$1	$383	$—	$1,164
Construction/land development	—		—	—	48	1	32	—	81
Agricultural	—		—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	—		1	101	—	26	90	—	218
Total real estate	—		1	101	828	28	505	—	1,463
Consumer	4		57	56	36	105	139	—	397
Commercial and industrial	—		557	71	258	5	102	2,766	3,759
Agricultural & other	1,386	*	71	—	—	—	—	—	1,457
Total	$1,390		$686	$228	$1,122	$138	$746	$2,766	$7,076
*The 2024 write-off consists entirely of overdrafts.

	December 31, 2023
	Gross Loan Write-Offs by Origination Year
	2023		2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$—	$—	$1,826	$502	$—	$2,328
Construction/land development	—		2	168	5	—	88	—	263
Agricultural	—		—	—	—	1	6	—	7
Residential real estate loans
Residential 1-4 family	—		29	28	73	13	126	—	269
Total real estate	—		31	196	78	1,840	722	—	2,867
Consumer	—		51	44	98	63	263	25	544
Commercial and industrial	—		407	1,110	894	911	5,369	466	9,157
Agricultural & other	3,252	**	1	1	2	64	3	164	3,487
Total	$3,252		$490	$1,351	$1,072	$2,878	$6,357	$655	$16,055
**The 2023 write-offs consist entirely of overdrafts.

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$246,380	$496,032	$1,001,833	$848,885	$406,448	$1,959,115	$595,572	$5,554,265
Non-performing	—	—	58	601	1,391	43,530	80	45,660
Total non-farm/non-residential	246,380	496,032	1,001,891	849,486	407,839	2,002,645	595,652	5,599,925
Construction/land development
Performing	$315,464	$559,633	$943,476	$275,358	$59,649	$93,082	$259,036	$2,505,698
Non-performing	—	—	2,207	1,412	777	781	942	6,119
Total construction/ land development	315,464	559,633	945,683	276,770	60,426	93,863	259,978	2,511,817
Agricultural
Performing	$36,652	$45,188	$65,969	$40,821	$37,788	$87,290	$31,141	$344,849
Non-performing	—	—	—	66	—	546	—	612
Total agricultural	36,652	45,188	65,969	40,887	37,788	87,836	31,141	345,461
Total commercial real estate loans	$598,496	$1,100,853	$2,013,543	$1,167,143	$506,053	$2,184,344	$886,771	$8,457,203
Residential real estate loans
Residential 1-4 family
Performing	$127,293	$244,414	$426,495	$264,868	$158,533	$459,240	$204,151	$1,884,994
Non-performing	—	1,075	4,170	3,506	3,585	12,419	394	25,149
Total residential 1-4 family	127,293	245,489	430,665	268,374	162,118	471,659	204,545	1,910,143
Multifamily residential
Performing	$56,867	$3,982	$147,697	$75,240	$101,535	$101,928	$21,842	$509,091
Non-performing	—	—	—	—	—	—	—	—
Total multifamily residential	56,867	3,982	147,697	75,240	101,535	101,928	21,842	509,091
Total real estate	$782,656	$1,350,324	$2,591,905	$1,510,757	$769,706	$2,757,931	$1,113,158	$10,876,437
Consumer
Performing	$140,604	$231,803	$239,118	$194,331	$98,132	$278,684	$2,786	$1,185,458
Non-performing	8	227	630	301	661	2,081	20	3,928
Total consumer	140,612	232,030	239,748	194,632	98,793	280,765	2,806	1,189,386
Commercial and industrial
Performing	$113,216	$573,528	$350,689	$132,118	$78,770	$316,636	$663,146	$2,228,103
Non-performing	—	2,924	3,137	1,093	481	5,184	1,150	13,969
Total commercial and industrial	113,216	576,452	353,826	133,211	79,251	321,820	664,296	2,242,072
Agricultural and other
Performing	$49,130	$58,948	$50,019	$35,545	$25,854	$55,739	$198,099	$473,334
Non-performing	—	4	28	46	—	29	121	228
Total agricultural and other	49,130	58,952	50,047	35,591	25,854	55,768	198,220	473,562
Total	$1,085,614	$2,217,758	$3,235,526	$1,874,191	$973,604	$3,416,284	$1,978,480	$14,781,457

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
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
The Company had approximately $27.3 million or 114 total revolving loans convert to term loans for the six months ended June 30, 2024 compared to $21.8 million or 120 total revolving loans convert to term loans for the six months ended June 30, 2023. These loans were considered immaterial for vintage disclosure inclusion.

The following table presents the amortized cost basis of modified loans to borrowers experiencing financial difficulty by class and modification type at June 30, 2024 and December 31, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	June 30, 2024
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Principal Reduction and Interest Rate Reduction	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$391	$—	$—	$1,363	$344	$—	$16,023	$—	$18,121	0.32%
Construction/land development	—	—	—	117	—	—	—	—	117	—
Residential real estate loans
Residential 1-4 family	940	975	104	23	627	—	—	118	2,787	0.15
Total real estate	1,331	975	104	1,503	971	—	16,023	118	21,025	0.19
Consumer	6	11	—	10	—	3	—	—	30	—
Commercial and industrial	2,282	—	—	1,042	74	—	—	—	3,398	0.15
Total	$3,619	$986	$104	$2,555	$1,045	$3	$16,023	$118	$24,453	0.17%

	December 31, 2023
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Principal Reduction and Interest Rate Reduction	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$398	$—	$—	$1,537	$348	$—	$16,023	$—	$18,306	0.33%
Construction/land development	—	—	—	149	—	—	—	—	149	0.01
Residential real estate loans
Residential 1-4 family	560	598	106	59	516	—	—	116	1,955	0.11
Total real estate	958	598	106	1,745	864	—	16,023	116	20,410	0.20
Consumer	14	—	1	10	—	5	—	—	30	—
Commercial and industrial	2,253	38	42	1,763	74	—	—	—	4,170	0.18
Total	$3,225	$636	$149	$3,518	$938	$5	$16,023	$116	$24,610	0.17%
During the six months ended June 30, 2024, the Company restructured approximately $1.0 million in loans to 8 borrowers. The ending balance of these loans as of June 30, 2024, was $968,000. During the six months ended June 30, 2023, the Company restructured approximately $18.4 million in loans to 13 borrowers. The ending balance of these loans as of June 30, 2023, was $18.1 million. The Company considered the financial effect of these loan modifications to borrowers experiencing financial difficulty during the six months ended June 30, 2024 and June 30, 2023 as well as the unadvanced balances to these borrowers immaterial for tabular disclosure inclusion.

The following table presents the amortized cost basis of loans that had a payment default during the six months ended June 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	June 30, 2024
	Term Extension	Interest Rate Reduction	Interest Only	Combination Interest Rate Reduction and Term Extension
	(Dollars in thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—	$—	$—	$—
Residential real estate loans
Residential 1-4 family	255	518	—	413
Total real estate	255	518	—	413
Consumer	6	11	—	—
Commercial and industrial	—	—	28	—
Total	$261	$529	$28	$413
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 16 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $2.1 million, and the ending balance as of June 30, 2024 was $3.9 million. The $3.9 million balance consists of $1.2 million of non-accrual loans and $2.7 million of current loans, of which $77,000 were 30-59 days past due. The remaining balance of the loans was current as of June 30, 2024.
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
The following is a presentation of total foreclosed assets as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$29,824	$29,894
Construction/land development	10,882	47
Residential real estate loans
Residential 1-4 family	641	545
Total foreclosed assets held for sale	$41,347	$30,486
6. Goodwill and Core Deposits and Other Intangibles
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Goodwill
Balance, beginning of period	$1,398,253	$1,398,253
Balance, end of period	$1,398,253	$1,398,253

	June 30, 2024	December 31, 2023
	(In thousands)
Core Deposit Intangibles
Balance, beginning of period	$48,770	$58,455
Amortization expense	(4,280)	(4,955)
Balance, June 30	$44,490	53,500
Amortization expense		(4,730)
Balance, end of year		$48,770
The carrying basis and accumulated amortization of core deposit intangibles at June 30, 2024 and December 31, 2023 were:

	June 30, 2024	December 31, 2023
	(In thousands)
Gross carrying basis	$128,888	$128,888
Accumulated amortization	(84,398)	(80,118)
Net carrying amount	$44,490	$48,770
Core deposit intangible amortization expense was approximately $2.1 million and $2.5 million for the three months ended June 30, 2024 and 2023, respectively. Core deposit intangible amortization expense was approximately $4.3 million and $5.0 million for the six months ended June 30, 2024 and 2023, respectively. The Company’s estimated amortization expense of core deposits intangibles for each of the years 2024 through 2028 is approximately: 2024 – $8.4 million; 2025 – $8.0 million; 2026 – $7.8 million; 2027– $6.6 million; 2028 – $4.2 million.
The carrying amount of the Company’s goodwill was $1.40 billion at both June 30, 2024 and December 31, 2023. Goodwill is tested annually for impairment during the fourth quarter or more often if events and circumstances indicate there may be an impairment. During the 2023 review, no impairment was found. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
7. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of June 30, 2024 and December 31, 2023, other assets were $350.2 million and $323.6 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $134.7 million and $133.4 million at June 30, 2024 and December 31, 2023, and are accounted for at cost.
The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $92.3 million and $90.3 million at June 30, 2024 and December 31, 2023, respectively. There were no transactions during the period that would indicate a material change in fair value.
8. Deposits
The aggregate amount of time deposits with a minimum denomination of $250,000 was $869.9 million and $836.7 million at June 30, 2024 and December 31, 2023, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.13 billion and $1.09 billion at June 30, 2024 and December 31, 2023, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $12.2 million and $5.2 million for the three months ended June 30, 2024 and 2023, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $23.8 million and $8.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, brokered deposits were $407.3 million and $401.0 million, respectively.
Deposits totaling approximately $2.94 billion and $3.05 billion at June 30, 2024 and December 31, 2023, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9. Securities Sold Under Agreements to Repurchase
At June 30, 2024 and December 31, 2023, securities sold under agreements to repurchase totaled $138.0 million and $142.1 million, respectively. For the three-month periods ended June 30, 2024 and 2023, securities sold under agreements to repurchase daily weighted-average totaled $159.9 million and $144.0 million, respectively. For the six-month periods ended June 30, 2024 and 2023, securities sold under agreements to repurchase daily weighted-average totaled $166.0 million and $139.5 million, respectively.
The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2024 and December 31, 2023 is presented in the following table:

	June 30, 2024		December 31, 2023
	Overnight and Continuous	Total	Overnight and Continuous	Total
	(In thousands)
Securities sold under agreements to repurchase:
Mortgage-backed securities	$12,421	$12,421	$—	$—
Other securities	125,575	125,575	142,085	142,085
Total borrowings	$137,996	$137,996	$142,085	$142,085
10. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $600.0 million at both June 30, 2024 and December 31, 2023. At June 30, 2024 and December 31, 2023, the entire $600.0 million of the outstanding balances were classified as long-term advances. The FHLB advances mature from 2025 to 2037 with fixed interest rates ranging from 3.37% to 4.84%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
Other borrowed funds were $701.1 million as of June 30, 2024 and were classified as short-term advances. The Company had $701.3 million in other borrowed funds as of December 31, 2023. As of both June 30, 2024 and December 31, 2023, the Company had drawn $700.0 million from the Bank Term Funding Program in the ordinary course of business, and these advances mature on January 16, 2025.
Additionally, the Company had $1.26 billion and $1.33 billion at June 30, 2024 and December 31, 2023, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits.
11. Subordinated Debentures
Subordinated debentures at June 30, 2024 and December 31, 2023 consisted of the following components:

	As of June 30, 2024	As of December 31, 2023
	(In thousands)
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2020, due 2030, fixed rate of 5.50% during the first five years and at a floating rate of 534.5 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2025 without penalty	$141,428	$142,084
Subordinated notes, net of issuance costs, issued in 2022, due 2032, fixed rate of 3.125% during the first five years and at a floating rate of 182 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2027 without penalty	298,114	297,750
Total	$439,542	$439,834

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

12. Income Taxes
The following is a summary of the components of the provision for income taxes for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Current:
Federal	$24,769	$27,458	$48,626	$52,197
State	5,042	5,590	9,899	10,627
Total current	29,811	33,048	58,525	62,824
Deferred:
Federal	1,720	(1,190)	3,024	(1,043)
State	350	(242)	616	(212)
Total deferred	2,070	(1,432)	3,640	(1,255)
Income tax expense	$31,881	$31,616	$62,165	$61,569
The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statutory federal income tax rate	21.00%	21.00%	21.00%	21.00%
Effect of non-taxable interest income	(1.24)	(0.70)	(0.84)	(0.74)
Stock compensation	0.78	0.18	0.56	0.28
State income taxes, net of federal benefit	2.47	2.70	2.64	2.60
Executive officer compensation & other	0.89	(0.08)	0.20	(0.32)
Effective income tax rate	23.90%	23.10%	23.56%	22.82%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$82,359	$81,251
Deferred compensation	6,034	7,619
Stock compensation	5,258	6,803
Non-accrual interest income	1,627	1,463
Real estate owned	70	79
Unrealized loss on investment securities, available-for-sale	83,938	81,493
Loan discounts	4,117	5,119
Investments	23,925	25,789
Other	19,431	14,691
Gross deferred tax assets	226,759	224,307
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	288	1,477
Tax basis on acquisitions	5,814	4,061
Core deposit intangibles	10,073	11,021
FHLB dividends	2,677	2,351
Other	12,866	8,233
Gross deferred tax liabilities	31,718	27,143
Net deferred tax assets	$195,041	$197,164
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
Stock Repurchases
During the six months ended June 30, 2024, the Company repurchased a total of 2,426,028 shares with a weighted-average stock price of $23.31 per share. Shares repurchased under the program as of June 30, 2024 since its inception total 25,411,743 shares. The remaining balance available for repurchase is 14,340,257 shares at June 30, 2024.
Stock Compensation Plans
The Company has a stock option and performance incentive plan know as the Home BancShares, Inc. 2022 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of June 30, 2024, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 14,788,000 shares. At June 30, 2024, the Company had 2,734,345 shares of common stock available for future grants and 4,768,113 shares of common stock reserved for issuance pursuant to the Plan.

The intrinsic value of the stock options outstanding was $4.0 million, which includes the intrinsic value of vested stock options of $3.6 million at June 30, 2024. The intrinsic value of stock options exercised during the six months ended June 30, 2024 was approximately $4.9 million. Total unrecognized compensation cost related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $1.9 million as of June 30, 2024.
The table below summarizes the stock option transactions under the Plan at June 30, 2024 and December 31, 2023 and changes during the six-month period and year then ended:

	For the Six Months Ended June 30, 2024		For the Year Ended December 31, 2023
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	2,776	$20.95	2,971	$20.45
Granted	—	—	25	22.63
Forfeited/Expired	(29)	22.03	(10)	23.38
Exercised	(713)	17.71	(210)	14.01
Outstanding, end of period	2,034	22.07	2,776	20.95
Exercisable, end of period	1,494	21.68	1,940	20.05
Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. There were no options granted during the six months ended June 30, 2024. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.
The assumptions used in determining the fair value of the 2024 and 2023 stock option grants were as follows:

	For the Six Months Ended June 30, 2024	For the Year Ended December 31, 2023
Expected dividend yield	Not Applicable	2.98%
Expected stock price volatility	Not Applicable	27.97%
Risk-free interest rate	Not Applicable	3.37%
Expected life of options	Not Applicable	6.5 years
The following is a summary of currently outstanding and exercisable options at June 30, 2024:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$16.00 to $17.99	62	0.79	$17.12	62	$17.12
$18.00 to $19.99	336	1.41	18.50	336	18.50
$20.00 to $21.99	254	4.03	20.90	219	20.93
$22.00 to $23.99	1,291	4.15	23.22	806	23.18
$24.00 to $25.99	91	3.90	25.59	71	25.95
	2,034			1,494

The table below summarized the activity for the Company’s restricted stock issued and outstanding at June 30, 2024 and December 31, 2023 and changes during the period and year then ended:

	As of June 30, 2024	As of December 31, 2023
	(In thousands)
Beginning of year	1,429	1,381
Issued	458	261
Vested	(448)	(152)
Forfeited	(38)	(61)
End of period	1,401	1,429
Amount of expense for the six months and twelve months ended, respectively	$3,708	$8,016
Total unrecognized compensation cost related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $17.8 million as of June 30, 2024.
14. Non-Interest Expense
The table below shows the components of non-interest expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Salaries and employee benefits	$60,427	$64,534	$121,337	$129,024
Occupancy and equipment	14,408	14,923	28,959	29,875
Data processing expense	8,935	9,151	18,082	18,119
Other operating expenses:
Advertising	1,692	2,098	3,346	4,329
Amortization of intangibles	2,140	2,478	4,280	4,955
Electronic banking expense	3,412	3,675	6,568	7,005
Directors’ fees	423	538	921	998
Due from bank service charges	282	286	558	559
FDIC and state assessment	5,494	3,220	8,812	6,720
Insurance	905	927	1,808	1,816
Legal and accounting	2,617	1,436	4,698	2,524
Other professional fees	2,108	2,774	4,344	5,058
Operating supplies	613	763	1,296	1,501
Postage	497	586	1,020	1,087
Telephone	444	573	914	1,101
Other expense	8,788	8,320	17,738	16,255
Total other operating expenses	29,415	27,674	56,303	53,908
Total non-interest expense	$113,185	$116,282	$224,681	$230,926

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
As of June 30, 2024, the balances of the ROU asset and lease liability were $39.0 million and $41.7 million, respectively. As of December 31, 2023, the balances of the ROU asset and lease liability were $42.2 million and $45.0 million, respectively. The ROU asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.
The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
2024	$4,632	$9,373
2025	8,611	8,549
2026	8,130	8,111
2027	7,227	7,223
2028	5,496	5,496
Thereafter	19,827	19,827
Total future minimum lease payments	$53,923	$58,579
Discount effect of cash flows	(12,263)	(13,551)
Present value of net future minimum lease payments	$41,660	$45,028
Additional information (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
Lease expense:	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease expense	$2,037	$1,923	$4,635	$3,878
Short-term lease expense	—	—	—	—
Variable lease expense	296	260	592	520
Total lease expense	$2,333	$2,183	$5,227	$4,398
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$2,120	$1,987	$4,830	$4,010
Weighted-average remaining lease term (in years)	7.73	8.69	7.81	8.77
Weighted-average discount rate	3.43%	3.39%	3.42%	3.44%
The Company currently leases two properties from two related parties. Total rent expense from the leases was $28,000, or 1.18% of total lease expense and $62,000, or 1.19% of total lease expense, for the three and six months ended June 30, 2024, respectively.
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
Although the Company has a diversified loan portfolio, at June 30, 2024 and December 31, 2023, commercial real estate loans represented 57.2% and 56.7% of total loans receivable, respectively, and 219.4% and 215.5% of total stockholders’ equity at June 30, 2024 and December 31, 2023, respectively. Residential real estate loans represented 16.4% and 15.8% of total loans receivable and 62.7% and 60.1% of total stockholders’ equity at June 30, 2024 and December 31, 2023, respectively.
Approximately 79.6% of the Company’s total loans and 83.8% of the Company’s real estate loans as of June 30, 2024, are to borrowers whose collateral is located in Alabama, Arkansas, Florida, Texas and New York, the states in which the Company has its branch locations.
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
At June 30, 2024 and December 31, 2023, commitments to extend credit of $4.58 billion and $4.59 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2024 and December 31, 2023, was $152.2 million and $185.5 million, respectively.
The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.
18. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the six months ended June 30, 2024, the Company requested approximately $151.4 million in regular dividends from its banking subsidiary.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, Tier 1 common equity Tier 1 ("CET1") and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2024, the Company meets all capital adequacy requirements to which it is subject.
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
The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are: a 6.5% CET1 risk-based capital ratio, a 5% Tier 1 leverage capital ratio, an 8% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. As of June 30, 2024, the Bank met the capital standards for a well-capitalized institution. The Company’s CET1 risk-based capital ratio, Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 14.38%, 12.35%, 14.38%, and 17.99%, respectively, as of June 30, 2024.
19. Additional Cash Flow Information
The following is a summary of the Company’s additional cash flow information during the six-month periods ended:

	June 30,
	2024	2023
	(In thousands)
Interest paid	$211,371	$147,892
Income taxes paid	51,205	71,925
Assets acquired by foreclosure	11,580	316

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
Impaired loans – Impaired loans include loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for credit losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for credit losses to require an increase, such increase is reported as a component of the provision for credit losses. The fair value of loans with specific allocated losses was $8.6 million and $10.5 million as of June 30, 2024 and December 31, 2023, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed $172,000 and $420,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended June 30, 2024 and 2023, respectively. The Company reversed $486,000 and $656,000 of accrued interest receivable when impaired loans were put on non-accrual status during the six months ended June 30, 2024 and 2023, respectively.
Foreclosed assets held for sale – Foreclosed assets held for sale are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of June 30, 2024 and December 31, 2023, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $41.3 million and $30.5 million, respectively.

No foreclosed assets held for sale were remeasured during the six months ended June 30, 2024. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.
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

	June 30, 2024
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,058,716	$1,058,716	1
Investment securities - available for sale	3,344,539	3,344,539	2
Investment securities - held-to-maturity	1,278,853	1,159,160	2
Loans receivable, net of impaired loans and allowance	14,393,901	14,334,637	3
Accrued interest receivable	120,984	120,984	1
FHLB, FRB & FNBB Bank stock; other equity investments	227,067	227,067	3
Marketable equity securities	50,147	50,147	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,068,302	$4,068,302	1
Savings and interest-bearing transaction accounts	11,150,516	11,150,516	1
Time deposits	1,736,985	1,718,037	3
Securities sold under agreements to repurchase	137,996	137,996	1
FHLB and other borrowed funds	1,301,050	1,281,175	2
Accrued interest payable	35,559	35,559	1
Subordinated debentures	439,542	379,572	3

	December 31, 2023
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,000,213	$1,000,213	1
Federal funds sold	5,100	5,100	1
Investment securities - available for sale	3,507,841	3,507,841	2
Investment securities - held-to-maturity	1,281,982	1,170,481	2
Loans receivable, net of impaired loans and allowance	14,048,002	14,071,775	3
Accrued interest receivable	118,966	118,966	1
FHLB, FRB & FNBB Bank stock; other equity investments	223,748	223,748	3
Marketable equity securities	49,419	49,419	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,085,501	$4,085,501	1
Savings and interest-bearing transaction accounts	11,050,347	11,050,347	1
Time deposits	1,651,863	1,633,091	3
Securities sold under agreements to repurchase	142,085	142,085	1
FHLB and other borrowed funds	1,301,300	1,291,926	2
Accrued interest payable	19,124	19,124	1
Subordinated debentures	439,834	358,682	3
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

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
Results of Review of Interim Consolidated Financial Statements
We have reviewed the condensed consolidated balance sheet of Home BancShares, Inc. (the “Company”) and subsidiaries as of June 30, 2024, and the related condensed consolidated statements of income, comprehensive income (loss), and stockholder’s equity for the three-month and six-month periods ended June 30, 2024 and 2023, and cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2023, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 26, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
/s/ Forvis Mazars, LLP

Little Rock, Arkansas
August 2, 2024

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
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of June 30, 2024, we had, on a consolidated basis, total assets of $22.92 billion, loans receivable, net of allowance for credit losses of $14.49 billion, total deposits of $16.96 billion, and stockholders’ equity of $3.86 billion.
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
Table 1: Key Financial Measures

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
Total assets	$22,919,905	$22,126,429	$22,919,905	$22,126,429
Loans receivable	14,781,457	14,180,972	14,781,457	14,180,972
Allowance for credit losses	(295,856)	(285,683)	(295,856)	(285,683)
Total deposits	16,955,803	16,996,891	16,955,803	16,996,891
Total stockholders’ equity	3,855,503	3,654,084	3,855,503	3,654,084
Net income	101,530	105,271	201,639	208,233
Basic earnings per share	0.51	0.52	1.00	1.03
Diluted earnings per share	0.51	0.52	1.00	1.02
Book value per share	19.30	18.04	19.30	18.04
Tangible book value per share (non-GAAP)(1)	12.08	10.87	12.08	10.87
Annualized net interest margin - FTE	4.27%	4.28%	4.20%	4.33%
Efficiency ratio	43.17	44.00	43.69	44.39
Efficiency ratio, as adjusted (non-GAAP)(2)	42.59	44.83	43.50	44.12
Return on average assets	1.79	1.90	1.78	1.87
Return on average common equity	10.73	11.63	10.69	11.66
(1)See Table 21 for the non-GAAP tabular reconciliation.
(2)See Table 25 for the non-GAAP tabular reconciliation.

Overview
Results of Operations for the Three Months Ended June 30, 2024 and 2023
Our net income decreased $3.7 million, or 3.6%, to $101.5 million for the three-month period ended June 30, 2024, from $105.3 million for the same period in 2023. On a diluted earnings per share basis, our earnings were $0.51 per share for the three-month period ended June 30, 2024 compared to $0.52 per share for the three-month period ended June 30, 2023. The Company recorded $8.0 million in credit loss expense for the quarter ended June 30, 2024. During the three months ended June 30, 2024, the Company recorded $2.3 million in Federal Deposit Insurance Corporation ("FDIC") special assessment expense, a $274,000 decrease in the fair value of marketable securities and a $2.0 million deferred tax asset write-down, which was partially offset by a $2.1 million gain on sale of a building in our Texas region.
Total interest income increased by $37.7 million, or 13.0%, and non-interest expense decreased $3.1 million, or 2.7%. This was offset by a $33.5 million, or 40.8% increase in total interest expense and a $6.7 million, or 13.6%, decrease in non-interest income. These fluctuations are primarily due to the high interest rate environment. The increase in interest income resulted from a $31.2 million, or 12.8%, increase in loan interest income and an $8.8 million, or 236.9%, increase in interest income on deposits at other banks, which was partially offset by a $2.3 million, or 5.5%, decrease in investment interest income. The decrease in non-interest expense was due to a decrease of $4.1 million, or 6.4%, in salaries and employee benefits and a decrease of $515,000, or 3.5%, in occupancy and equipment expense, and an decrease of $216,000, or 2.4%, in data processing expense, which was partially offset by an increase of $1.7 million, or 6.3%, in other operating expenses. The increase in interest expense was primarily due to a $25.6 million, or 36.5%, increase in interest on deposits, a $7.7 million, or 116.1%, increase in interest on FHLB and other borrowed funds and a $242,000, or 21.6%, increase in interest on securities sold under agreements to repurchase. The decrease in non-interest income was primarily due to an $8.5 million, or 56.0%, decrease in other income, a $1.1 million, or 135.0%, decrease in the fair value adjustment for marketable securities and a $1.1 million, or 9.2%, decrease in other service charges and fees, which was partially offset by a $1.6 million, or 61.4%, increase in mortgage lending income and a $1.1 million, or 123.77%, increase in gain on sale of branches, equipment and other assets, net.
Our net interest margin decreased from 4.28% for the three-month period ended June 30, 2023 to 4.27% for the three-month period ended June 30, 2024. The yield on interest earning assets was 6.56% and 5.96% for the three months ended June 30, 2024 and 2023, respectively, while average interest earning assets increased from $19.58 billion to $20.21 billion. The increase in average interest earning assets is primarily due to a $609.9 million increase in average interest-bearing balances due from banks and a $388.9 million increase in average loans receivable, partially offset by a $368.3 million decrease in average investment securities. During the second quarter of 2024, the Company held excess liquidity of approximately $500.0 million which was dilutive to the net interest margin by 10 basis points. For the three months ended June 30, 2024 and 2023, we recognized $1.9 million and $2.7 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by one basis point. We recognized $1.7 million in event income for the three-months ended June 30, 2024 compared to $1.3 million for the three-months ended June 30, 2023. The remaining increase in the net interest margin was due to an increase in interest income resulting from an increase in average interest-bearing assets at higher interest rates primarily as a result of the high interest rate environment.
Our efficiency ratio was 43.17% for the three months ended June 30, 2024, compared to 44.00% for the same period in 2023. For the second quarter of 2024, our efficiency ratio, as adjusted (non-GAAP), was 42.59%, compared to 44.83% reported for the second quarter of 2023. (See Table 25 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 1.79% for the three months ended June 30, 2024, compared to 1.90% for the same period in 2023. (See Table 22 for the related non-GAAP financial measures and tabular reconciliation). Our annualized return on average common equity was 10.73% and 11.63% for the three months ended June 30, 2024, and 2023, respectively. (See Table 23 for the related non-GAAP financial measures and tabular reconciliation).

Results of Operations for the Six Months Ended June 30, 2024 and 2023
Our net income decreased $6.6 million, or 3.17%, to $201.6 million for the six-month period ended June 30, 2024, from $208.2 million for the same period in 2023. On a diluted earnings per share basis, our earnings were $1.00 per share for the six-month period ended June 30, 2024 compared to $1.02 per share for the six-month period ended June 30, 2023. The Company recorded $12.5 million in credit loss expense for the six-month period ended June 30, 2024. This consisted of a $13.5 million provision for credit losses on loans and a reversal of $1.0 million provision for unfunded commitments. During the six months ended June 30, 2024, the Company recorded a $2.1 million gain on sale of building from our Texas region, a $729,000 increase in the fair value of marketable securities and $162,000 in bank owned life insurance ("BOLI") death benefits, partially offset by $2.3 million of FDIC special assessment and a $2.0 million deferred tax asset write-down.
Total interest expense increased by $75.5 million, or 49.5%. This was partially offset by a $69.6 million, or 12.1%, increase in total interest income, a $900,000, or 1.1%, increase in non-interest income and a $6.2 million, or 2.7%, decrease in non-interest expense. These fluctuations are primarily due to the high interest rate environment. The increase in interest expense was primarily due to a $59.0 million, or 45.6%, increase in interest on deposits, a $15.7 million, or 123.1%, increase in interest on FHLB and other borrowed funds and a $778,000, or 39.1%, increase in interest on securities sold under agreements to repurchase. The increase in interest income resulted from a $59.5 million, or 12.4%, increase in loan interest income and a $14.7 million, or 174.4%, increase in interest income on deposits at other banks, partially offset by a $4.5 million, or 5.3%, decrease in investment income. The increase in non-interest income was primarily due to an $11.4 million, or 106.9%, increase in the fair value adjustment for marketable securities, a $2.6 million, or 50.0%, increase in mortgage lending income, and a $1.1 million, or 121.2%, increase in gain on sale of branches, equipment and other assets, net, which was partially offset by a $13.0 million, or 48.0%, decrease in other income and a $2.8 million, or 11.7%, decrease in other service charges and fees. The decrease in non-interest expense was due to a decrease of $7.7 million, or 6.0%, in salaries and employee benefits and a decrease of $916,000, or 3.1%, in occupancy and equipment expense, which was partially offset by an increase of $2.4 million, or 4.4%, in other operating expenses.
Our net interest margin decreased from 4.33% for the six-month period ended June 30, 2023 to 4.20% for the six-month period ended June 30, 2024. The yield on interest earning assets was 6.47% and 5.88% for the three months ended June 30, 2024 and 2023, respectively, as average interest earning assets increased from $19.82 billion to $20.12 billion. The increase in average interest earning assets is primarily due to a $492.9 million increase in average interest-bearing balances due from banks, a $201.8 million increase in average loans receivable and a $1.8 million increase in average federal funds sold, partially offset by a $396.0 million decrease in average investment securities. During the six-month period ended June 30, 2024, the Company held excess liquidity of approximately $500.0 million which was dilutive to the net interest margin by 10 basis points. For the six months ended June 30, 2024 and 2023, we recognized $4.6 million and $5.8 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by one basis point. We recognized $2.8 million in event income for the six-months ended June 30, 2024 compared to $3.4 million for the six-months ended June 30, 2023.
Our efficiency ratio was 43.69% for the six months ended June 30, 2024, compared to 44.39% for the same period in 2023. For the second quarter of 2024, our efficiency ratio, as adjusted (non-GAAP), was 43.50%, compared to 44.12% reported for the second quarter of 2023. (See Table 25 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 1.78% for the six months ended June 30, 2024, compared to 1.87% for the same period in 2023. (See Table 22 for the related non-GAAP financial measures and tabular reconciliation). Our annualized return on average common equity was 10.69% and 11.66% for the six months ended June 30, 2024, and 2023, respectively. (See Table 23 for the related non-GAAP financial measures and tabular reconciliation).

Financial Condition as of and for the Period Ended June 30, 2024 and December 31, 2023
Our total assets as of June 30, 2024 increased $263.2 million to $22.92 billion from $22.66 billion reported as of December 31, 2023. Cash and cash equivalents increased $58.5 million for the six months ended June 30, 2024. Our loan portfolio balance increased to $14.78 billion as of June 30, 2024 from $14.42 billion at December 31, 2023. The increase in loans was primarily due to $218.8 million of organic loan growth in our community banking footprint and $137.9 million of organic loan growth from our Centennial Commercial Finance Group ("CFG") franchise. These increases were partially offset by a $166.4 million decrease in investment securities resulting from paydowns and maturities during the first six months of 2024. Total deposits increased $168.1 million to $16.96 billion as of June 30, 2024 from $16.79 billion as of December 31, 2023. Stockholders’ equity increased $64.4 million to $3.86 billion as of June 30, 2024, compared to $3.79 billion as of December 31, 2023. The $64.4 million increase in stockholders’ equity is primarily associated with the $201.6 million in net income for the six months ended June 30, 2024, partially offset by the $72.3 million of shareholder dividends paid, stock repurchases of $56.6 million and the $12.7 million in other comprehensive loss.
Our non-performing loans were $86.3 million, or 0.58% of total loans as of June 30, 2024, compared to $64.1 million, or 0.44% of total loans, as of December 31, 2023. The allowance for credit losses as a percentage of non-performing loans decreased to 342.66% as of June 30, 2024, from 449.66% as of December 31, 2023. Non-performing loans from our Arkansas franchise were $16.2 million at June 30, 2024 compared to $15.4 million as of December 31, 2023. Non-performing loans from our Florida franchise were $39.1 million at June 30, 2024 compared to $9.3 million as of December 31, 2023. Non-performing loans from our Texas franchise were $24.7 million at June 30, 2024 compared to $33.5 million as of December 31, 2023. Non-performing loans from our Alabama franchise were $399,000 at June 30, 2024 compared to $413,000 as of December 31, 2023. Non-performing loans from our Shore Premier Finance ("SPF") franchise were $3.2 million at June 30, 2024 compared to $2.8 million as of December 31, 2023. Non-performing loans from our Centennial CFG franchise were $2.8 million at June 30, 2024 compared to $2.7 million as of December 31, 2023.
As of June 30, 2024, our non-performing assets increased to $127.8 million, or 0.56% of total assets, from $95.4 million, or 0.42% of total assets, as of December 31, 2023. Non-performing assets from our Arkansas franchise were $16.3 million at June 30, 2024 compared to $15.5 million as of December 31, 2023. Non-performing assets from our Florida franchise were $46.6 million at June 30, 2024 compared to $17.3 million as of December 31, 2023. Non-performing assets from our Texas franchise were $35.8 million at June 30, 2024 compared to $33.8 million as of December 31, 2023. Non-performing assets from our Alabama franchise were $399,000 at June 30, 2024 compared to $413,000 as of December 31, 2023. Non-performing assets from our SPF franchise were $3.2 million at June 30, 2024 compared to $2.8 million as of December 31, 2023. Non-performing assets from our Centennial CFG franchise were $25.5 million at June 30, 2024 compared to $25.6 million as of December 31, 2023.
The $2.8 million balance of non-accrual loans for our Centennial CFG Capital Markets Group consists of two loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. The loans are not current on either principal or interest, and we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve. Any interest payments that are received will be applied to the principal balance. In addition, the $22.8 million balance of foreclosed assets held for sale for our Centennial CFG Property Finance Group consists of an office building located in California. This represents the largest component of the Company's $41.3 million in foreclosed assets held for sale.

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
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in the national unemployment rate, gross domestic product, rental vacancy rate, housing price index and rental vacancy rate index.

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
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for or reversal of credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.
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
As of June 30, 2024, we had 218 branch locations. There were 76 branches in Arkansas, 78 branches in Florida, 58 branches in Texas, five branches in Alabama and one branch in New York City.
Results of Operations
For the three and six months ended June 30, 2024 and 2023
Our net income decreased $3.7 million, or 3.6%, to $101.5 million for the three-month period ended June 30, 2024, from $105.3 million for the same period in 2023. On a diluted earnings per share basis, our earnings were $0.51 per share for the three-month period ended June 30, 2024 compared to $0.52 per share for the three-month period ended June 30, 2023. The Company recorded $8.0 million in credit loss expense for the quarter ended June 30, 2024. During the three months ended June 30, 2024, the Company recorded $2.3 million in FDIC special assessment expense, a $274,000 decrease in the fair value of marketable securities and a $2.0 million deferred tax asset write-down, which was partially offset by a $2.1 million gain on sale of a building in our Texas region.
Our net income decreased $6.6 million, or 3.17%, to $201.6 million for the six-month period ended June 30, 2024, from $208.2 million for the same period in 2023. On a diluted earnings per share basis, our earnings were $1.00 per share for the six-month period ended June 30, 2024 compared to $1.02 per share for the six-month period ended June 30, 2023. The Company recorded $12.5 million in credit loss expense for the six-month period ended June 30, 2024. This consisted of a $13.5 million provision for credit losses on loans and a reversal of $1.0 million provision for unfunded commitments. During the six months ended June 30, 2024, the Company recorded a $2.1 million gain on sale of building from our Texas region, a $729,000 increase in the fair value of marketable securities and $162,000 in BOLI death benefits, partially offset by $2.3 million of FDIC special assessment and a $2.0 million deferred tax asset write-down.
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the target rate four times during 2023. First, on February 1, 2023, the target rate was increased to 4.50% to 4.75%, second, on March 22, 2023, the target rate was increased to 4.75% to 5.00%, third, on May 3, 2023, the target rate was increased to 5.00% to 5.25% and fourth, on July 26, 2023, the target rate was increased to 5.25% to 5.50%. As of June 30, 2024, the target rate was 5.25% to 5.50% as the Federal Reserve has left the target rate unchanged in 2024.

Our net interest margin decreased from 4.28% for the three-month period ended June 30, 2023 to 4.27% for the three-month period ended June 30, 2024. The yield on interest earning assets was 6.56% and 5.96% for the three months ended June 30, 2024 and 2023, respectively, while average interest earning assets increased from $19.58 billion to $20.21 billion. The increase in average interest earning assets is primarily due to a $609.9 million increase in average interest-bearing balances due from banks and a $388.9 million increase in average loans receivable, partially offset by a $368.3 million decrease in average investment securities. During the second quarter of 2024, the Company held excess liquidity of approximately $500.0 million which was dilutive to the net interest margin by 10 basis points. For the three months ended June 30, 2024 and 2023, we recognized $1.9 million and $2.7 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by one basis point. We recognized $1.7 million in event income for the three-months ended June 30, 2024 compared to $1.3 million for the three-months ended June 30, 2023. The remaining increase in the net interest margin was due to an increase in interest income resulting from an increase in average interest-bearing assets at higher interest rates primarily as a result of the high interest rate environment.
Our net interest margin decreased from 4.33% for the six-month period ended June 30, 2023 to 4.20% for the six-month period ended June 30, 2024. The yield on interest earning assets was 6.47% and 5.88% for the three months ended June 30, 2024 and 2023, respectively, as average interest earning assets increased from $19.82 billion to $20.12 billion. The increase in average interest earning assets is primarily due to a $492.9 million increase in average interest-bearing balances due from banks, a $201.8 million increase in average loans receivable and a $1.8 million increase in average federal funds sold, partially offset by a $396.0 million decrease in average investment securities. During the six-month period ended June 30, 2024, the Company held excess liquidity of approximately $500.0 million which was dilutive to the net interest margin by 10 basis points. For the six months ended June 30, 2024 and 2023, we recognized $4.6 million and $5.8 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by one basis point. We recognized $2.8 million in event income for the six-months ended June 30, 2024 compared to $3.4 million for the six-months ended June 30, 2023.
Net interest income on a fully taxable equivalent basis increased $5.3 million, or 2.5%, to $214.5 million for the three-month period ended June 30, 2024, from $209.1 million for the same period in 2023. This increase in net interest income for the three-month period ended June 30, 2024 was the result of a $38.8 million increase in interest income, which was partially offset by a $33.5 million increase in interest expense, on a fully taxable equivalent basis. The $38.8 million increase in interest income was primarily the result of the high interest rate environment. The higher yield on earning assets resulted in an increase in interest income of approximately $27.2 million, in addition to an increase of $11.6 million in interest income due to the change in average interest earning asset balances. The $33.5 million increase in interest expense is also primarily the result of the high interest rate environment. The higher rates on interest bearing liabilities resulted in an increase in interest expense of approximately $22.8 million, in addition to an increase in average interest bearing liabilities which increased interest expense by approximately $10.7 million.
Net interest income on a fully taxable equivalent basis decreased $5.4 million, or 1.3%, to $419.9 million for the six-month period ended June 30, 2024, from $425.4 million for the same period in 2023. This decrease in net interest income for the six-month period ended June 30, 2024 was the result of a $75.5 million increase in interest expense, which was partially offset by a $70.0 million increase in interest income, on a fully taxable equivalent basis. The $75.5 million increase in interest expense is primarily the result of the high interest rate environment. The higher rates on interest bearing liabilities resulted in an increase in interest expense of approximately $56.7 million, in addition to an increase in average interest bearing liabilities which increased interest expense by approximately $18.8 million. The $70.0 million increase in interest income was also primarily the result of the high interest rate environment. The higher yield on earning assets resulted in an increase in interest income of approximately $57.5 million, in addition to an increase of $12.6 million in interest income due to the change in average interest earning asset balances.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2024 and 2023, as well as changes in the fully taxable equivalent net interest margin for the three and six months ended June 30, 2024 compared to the same period in 2023.
Table 2: Analysis of Net Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Interest income	$327,303	$289,632	$644,218	$574,571
Fully taxable equivalent adjustment	2,628	1,494	3,520	3,122
Interest income – fully taxable equivalent	329,931	291,126	647,738	577,693
Interest expense	115,481	81,989	227,806	152,333
Net interest income – fully taxable equivalent	$214,450	$209,137	$419,932	$425,360
Yield on earning assets – fully taxable equivalent	6.56%	5.96%	6.47%	5.88%
Cost of interest-bearing liabilities	3.15	2.40	3.12	2.23
Net interest spread – fully taxable equivalent	3.41	3.56	3.35	3.65
Net interest margin – fully taxable equivalent	4.27	4.28	4.20	4.33
Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended June 30,	Six Months Ended June 30,
	2024 vs. 2023	2024 vs. 2023
	(In thousands)
Increase in interest income due to change in earning assets	$11,608	$12,550
Increase in interest income due to change in earning asset yields	27,197	57,495
Increase in interest expense due to change in interest-bearing liabilities	(10,653)	(18,822)
Increase in interest expense due to change in interest rates paid on interest-bearing liabilities	(22,839)	(56,651)
Decrease in net interest income	$5,313	$(5,428)

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and six months ended June 30, 2024 and 2023, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2024			2023
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$929,916	$12,564	5.43%	$320,039	$3,729	4.67%
Federal funds sold	4,424	59	5.36	5,350	68	5.10
Investment securities – taxable	3,445,769	32,587	3.80	3,718,320	34,751	3.75
Investment securities – non-taxable	1,185,001	10,254	3.48	1,280,781	9,332	2.92
Loans receivable	14,648,564	274,467	7.54	14,259,647	243,246	6.84
Total interest-earning assets	20,213,674	329,931	6.56%	19,584,137	291,126	5.96%
Non-earning assets	2,662,275			2,643,267
Total assets	$22,875,949			$22,227,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$11,118,587	$77,928	2.82%	$11,242,988	62,637	2.23%
Time deposits	1,732,610	17,813	4.14	1,174,925	7,510	2.56
Total interest-bearing deposits	12,851,197	95,741	3.00	12,417,913	70,147	2.27
Federal funds purchased	33	—	—	123	2	6.52
Securities sold under agreement to repurchase	159,899	1,363	3.43	143,969	1,121	3.12
FHLB and other borrowed funds	1,301,050	14,255	4.41	679,445	6,596	3.89
Subordinated debentures	439,613	4,122	3.77	440,201	4,123	3.76
Total interest-bearing liabilities	14,751,792	115,481	3.15%	13,681,651	81,989	2.40%
Non-interest-bearing liabilities
Non-interest-bearing deposits	4,083,916			4,717,623
Other liabilities	234,441			197,936
Total liabilities	19,070,149			18,597,210
Stockholders’ equity	3,805,800			3,630,194
Total liabilities and stockholders’ equity	$22,875,949			$22,227,404
Net interest spread			3.41%			3.56%
Net interest income and margin		$214,450	4.27%		$209,137	4.28%

	Six Months Ended June 30,
	2024			2023
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$865,686	$23,092	5.36%	$372,752	$8,414	4.55%
Federal funds sold	4,718	120	5.11	2,926	74	5.10
Investment securities – taxable	3,459,639	65,816	3.83	3,791,872	70,039	3.72
Investment securities – non-taxable	1,221,431	18,896	3.11	1,285,148	18,814	2.95
Loans receivable	14,568,029	539,814	7.45	14,366,267	480,352	6.74
Total interest-earning assets	20,119,503	647,738	6.47%	19,818,965	577,693	5.88%
Non-earning assets	2,660,101			2,641,370
Total assets	$22,779,604			$22,460,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$11,078,749	$153,525	2.79%	$11,410,230	117,493	2.08%
Time deposits	1,708,902	34,764	4.09	1,123,793	11,816	2.12
Total interest-bearing deposits	12,787,651	188,289	2.96	12,534,023	129,309	2.08
Federal funds purchased	17	—	—	62	2	6.51
Securities sold under agreement to repurchase	165,962	2,767	3.35	139,477	1,989	2.88
FHLB and other borrowed funds	1,301,071	28,531	4.41	665,356	12,786	3.88
Subordinated debentures	439,686	8,219	3.76	440,273	8,247	3.78
Total interest-bearing liabilities	14,694,387	227,806	3.12%	13,779,191	152,333	2.23%
Non-interest-bearing liabilities
Non-interest-bearing deposits	4,050,787			4,879,521
Other liabilities	239,704			201,562
Total liabilities	18,984,878			18,860,274
Stockholders’ equity	3,794,726			3,600,061
Total liabilities and stockholders’ equity	$22,779,604			$22,460,335
Net interest spread			3.35%			3.65%
Net interest income and margin		$419,932	4.20%		$425,360	4.33%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and six months ended June 30, 2024 compared to the same period in 2023, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 over 2023			2024 over 2023
	Volume	Yield / Rate	Total	Volume	Yield / Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$8,152	$683	$8,835	$12,905	$1,773	$14,678
Federal funds sold	(12)	3	(9)	46	—	46
Investment securities – taxable	(2,573)	409	(2,164)	(6,274)	2,051	(4,223)
Investment securities – non-taxable	(735)	1,657	922	(957)	1,039	82
Loans receivable	6,776	24,445	31,221	6,830	52,632	59,462
Total interest income	11,608	27,197	38,805	12,550	57,495	70,045
Interest expense:
Interest-bearing transaction and savings deposits	(700)	15,991	15,291	(3,505)	39,537	36,032
Time deposits	4,515	5,788	10,303	8,209	14,739	22,948
Federal funds purchased	(1)	(1)	(2)	(1)	(1)	(2)
Securities sold under agreement to repurchase	130	112	242	411	367	778
FHLB and other borrowed funds	6,715	944	7,659	13,719	2,026	15,745
Subordinated debentures	(6)	5	(1)	(11)	(17)	(28)
Total interest expense	10,653	22,839	33,492	18,822	56,651	75,473
Increase (decrease) in net interest income	$955	$4,358	$5,313	$(6,272)	$844	$(5,428)
Provision for Credit Losses
Credit Loss Expense: During the three months ended June 30, 2024, the Company recorded an $8.0 million provision for credit losses on loans. However, the Company determined no additional provision, or reversal of provision, was necessary for unfunded commitments as the current level of the reserve was considered adequate. During the six months ended June 30, 2024, the Company recorded a $13.5 million provision for credit losses on loans, no provision for credit losses on investment securities and a reversal of $1.0 million provision for unfunded commitments.
Net charge-offs to average total loans was 0.07% and 0.11% for the three months ended June 30, 2024 and 2023, respectively, and net charge-offs to average total loans was 0.08% and 0.11% for the six months ended June 30, 2024 and 2023, respectively.
During both the three and six months ended June 30, 2024, the Company determined the $2.5 million allowance for credit losses on the AFS portfolio and the $2.0 million allowance for credit losses on the HTM portfolio were adequate. Therefore, no additional provision was considered necessary.

Non-Interest Income
Total non-interest income was $42.8 million and $84.6 million for the three and six months ended June 30, 2024, compared to $49.5 million and $83.7 million for the same period in 2023. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending income, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.
Table 6 measures the various components of our non-interest income for the three and six months ended June 30, 2024 and 2023.
Table 6: Non-Interest Income

	Three Months Ended June 30,		2024 Change from 2023		Six Months Ended June 30,		2024 Change from 2023
	2024	2023			2024	2023
	(Dollars in thousands)
Service charges on deposit accounts	$9,714	$9,231	$483	5.2%	$19,400	$19,073	$327	1.7%
Other service charges and fees	10,679	11,763	(1,084)	(9.2)	20,868	23,638	(2,770)	(11.7)
Trust fees	4,722	4,052	670	16.5	9,788	8,916	872	9.8
Mortgage lending income	4,276	2,650	1,626	61.4	7,834	5,221	2,613	50.0
Insurance commissions	565	518	47	9.1	1,073	1,044	29	2.8
Increase in cash value of life insurance	1,279	1,211	68	5.6	2,474	2,315	159	6.9
Dividends from FHLB, FRB, FNBB & other	2,998	2,922	76	2.6	6,005	5,716	289	5.1
Gain on sale of SBA loans	56	—	56	100.0	254	139	115	82.7
Gain on sale of branches, equipment and other assets, net	2,052	917	1,135	123.8	2,044	924	1,120	121.2
Gain on OREO, net	49	319	(270)	(84.6)	66	319	(253)	(79.3)
Fair value adjustment for marketable securities	(274)	783	(1,057)	(135.0)	729	(10,625)	11,354	106.9
Other income	6,658	15,143	(8,485)	(56.0)	14,038	26,993	(12,955)	(48.0)
Total non-interest income	$42,774	$49,509	$(6,735)	(13.6)%	$84,573	$83,673	$900	1.1%
Non-interest income decreased $6.7 million, or 13.6%, to $42.8 million for the three months ended June 30, 2024 from $49.5 million for the same period in 2023. The primary factors that resulted in this decrease were the decreases in other service charges and fees, fair value adjustment for marketable securities and other income, which was partially offset by increases in mortgage lending income and the gain on sale of branches, equipment and other assets, net.
Additional details for the three months ended June 30, 2024 on some of the more significant changes are as follows:
•The $483,000 increase in service charges on deposit accounts is primarily related to an increase in overdraft fees.
•The $1.1 million decrease in other service charges and fees is primarily related to decreases in Centennial CFG property finance loan fees and Mastercard income and incentives.
•The $670,000 increase in trust fees is primarily related to increases in IRA fees and retirement fees.
•The $1.6 million increase in mortgage lending income is primarily related to an increase in volume of secondary market loans from the lower volume of loans during 2023.
•The $1.1 million increase in gain on sale of branches, equipment and other assets, net is primarily due to the sale of a building from our Texas region.
•The $1.1 million decrease in the fair value adjustment for marketable securities is due to the changes in the fair value of marketable securities held by the Company.
•The $8.5 million decrease in other income is primarily due to a $7.0 million reduction in income for equity method investments, a $2.8 million reduction in BOLI death benefit income and a $398,000 decrease in recoveries on historic losses, partially offset by an $852,000 increase in rental income from other real estate owned ("OREO") and a $689,000 increase in investment brokerage fee income.

Non-interest income increased $900,000, or 1.1%, to $84.6 million for the six months ended June 30, 2024 from $83.7 million for the same period in 2023. The primary factors that resulted in this increase were the increases in fair value adjustment for marketable securities, trust fees, mortgage lending income and the gain on sale of branches, equipment and other assets, net, which was partially offset by decreases in other service charges and fees and other income.
Additional details for the six months ended June 30, 2024 on some of the more significant changes are as follows:
•The $2.8 million decrease in other service charges and fees is primarily related to decreases in Centennial CFG property finance loan fees and Mastercard income, partially offset by an increase in merchant service income.
•The $871,000 increase in trust fees is primarily related to increases in IRA fees, retirement fees and other fees.
•The $2.6 million increase in mortgage lending income is primarily related to an increase in volume of secondary market loans from the lower volume of loans during 2023.
•The $1.1 million increase in gain on sale of branches, equipment and other assets, net is primarily due to the sale of a building from our Texas region.
•The $11.4 million increase in the fair value adjustment for marketable securities is due to the changes in the fair value of marketable securities held by the Company.
•The $13.0 million decrease in other income is primarily due to a $9.9 million reduction of income for equity method investments, a $2.8 million reduction in BOLI death benefit income and a $4.2 million decrease in recoveries on historic losses, partially offset by a $2.1 million increase in rental income from OREO, a $1.3 million increase in investment brokerage fee income and a $372,000 increase in miscellaneous income.
Non-Interest Expense
Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees, other professional fees and other expenses.

Table 7 below sets forth a summary of non-interest expense for the three and six months ended June 30, 2024 and 2023.
Table 7: Non-Interest Expense

	Three Months Ended June 30,		2024 Change from 2023		Six Months Ended June 30,		2024 Change from 2023
	2024	2023			2024	2023
	(Dollars in thousands)
Salaries and employee benefits	$60,427	$64,534	$(4,107)	(6.4)%	$121,337	$129,024	$(7,687)	(6.0)%
Occupancy and equipment	14,408	14,923	(515)	(3.5)	28,959	29,875	(916)	(3.1)
Data processing expense	8,935	9,151	(216)	(2.4)	18,082	18,119	(37)	(0.2)
Other operating expenses:
Advertising	1,692	2,098	(406)	(19.4)	3,346	4,329	(983)	(22.7)
Amortization of intangibles	2,140	2,478	(338)	(13.6)	4,280	4,955	(675)	(13.6)
Electronic banking expense	3,412	3,675	(263)	(7.2)	6,568	7,005	(437)	(6.2)
Directors' fees	423	538	(115)	(21.4)	921	998	(77)	(7.7)
Due from bank service charges	282	286	(4)	(1.4)	558	559	(1)	(0.2)
FDIC and state assessment	5,494	3,220	2,274	70.6	8,812	6,720	2,092	31.1
Insurance	905	927	(22)	(2.4)	1,808	1,816	(8)	(0.4)
Legal and accounting	2,617	1,436	1,181	82.2	4,698	2,524	2,174	86.1
Other professional fees	2,108	2,774	(666)	(24.0)	4,344	5,058	(714)	(14.1)
Operating supplies	613	763	(150)	(19.7)	1,296	1,501	(205)	(13.7)
Postage	497	586	(89)	(15.2)	1,020	1,087	(67)	(6.2)
Telephone	444	573	(129)	(22.5)	914	1,101	(187)	(17.0)
Other expense	8,788	8,320	468	5.6	17,738	16,255	1,483	9.1
Total non-interest expense	$113,185	$116,282	$(3,097)	(2.7)%	$224,681	$230,926	$(6,245)	(2.7)%
Non-interest expense decreased $3.1 million, or 2.7%, to $113.2 million for the three months ended June 30, 2024 from $116.3 million for the same period in 2023. The primary factors that resulted in this decrease were the decrease in salaries and employee benefits, occupancy and equipment expense, advertising expense, amortization of intangibles and other professional fees, which were partially offset by an increase in FDIC and state assessment expense, other expense and legal and accounting expense.
Additional details for the three months ended June 30, 2024 on some of the more significant changes are as follows:
•The $4.1 million decrease in salaries and employee benefits expense is primarily due to the Company's project to reduce the size of its workforce and a decrease in deferred loan costs.
•The $515,000 decrease in occupancy and equipment expense is primarily due to decreased lease, utility and maintenance expenses.
•The $406,000 decrease in advertising expense is primarily due to a decreased volume of advertising.
•The $338,000 decrease in amortization of intangibles is due to the core deposit intangible ("CDI") from the acquisition of Liberty Bank being fully amortized in 2023.
•The $2.3 million increase in FDIC and state assessment expense is primarily due to the remaining portion of the FDIC special assessment expense being incurred during the second quarter of 2024. The FDIC special assessment was levied in order to recover the losses to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank.
•The $1.2 million increase in legal and accounting expense is primarily due to ongoing legal matters.
•The $666,000 decrease in other professional fees is primarily due to cost saving measures following the acquisition of Happy.

•The $468,000 million increase in other expense is primarily due to an increase in OREO expense, partially offset by decreases in travel expenses, insurance claims paid and other losses.
Non-interest expense decreased $6.2 million, or 2.7%, to $224.7 million for the six months ended June 30, 2024 from $230.9 million for the same period in 2023. The primary factors that resulted in this decrease were the decrease in salaries and employee benefits, occupancy and equipment expense, advertising expense, amortization of intangibles, electronic banking expense and other professional fees, which were partially offset by an increase in FDIC and state assessment, legal and accounting expense and other expense.
Additional details for the six months ended June 30, 2024 on some of the more significant changes are as follows:
•The $7.7 million decrease in salaries and employee benefits expense is primarily due to the Company's project to reduce the size of its workforce and a decrease in deferred loan costs.
•The $916,000 decrease in occupancy and equipment expense is primarily due to lease, utility and maintenance expenses.
•The $983,000 decrease in advertising expense is primarily due to a decreased volume of advertising.
•The $675,000 decrease in amortization of intangibles is primarily due to the CDI from the acquisition of Liberty Bank being fully amortized in 2023.
•The $437,000 decrease in electronic banking expense is primarily due to a decrease in debit card processing fees and interchange network expenses.
•The $2.1 million increase in FDIC and state assessment expense is primarily due to the remaining portion of the FDIC special assessment expense being incurred during the second quarter of 2024.
•The $2.2 million increase in legal and accounting expense is primarily due to ongoing legal matters.
•The $714,000 decrease in other professional fees is primarily due to cost saving measures following the acquisition of Happy.
•The $1.4 million increase in other expense is primarily due to an increase in OREO expense and miscellaneous loan costs, partially offset by decreases in travel expenses, insurance claims paid and other losses.
Income Taxes
Income tax expense increased $265,000, or 0.8%, to $31.9 million for the three-month period ended June 30, 2024, from $31.6 million for the same period in 2023. Income tax expense increased $596,000, or 1.0%, to $62.2 million for the six-month period ended June 30, 2024, from $61.6 million for the same period in 2023. The effective income tax rate was 23.90% and 23.56% for the three and six months ended June 30, 2024, respectively, compared to 23.10% and 22.82% for the same periods in 2023, respectively. The marginal tax rate was 24.989% and 24.6735% for 2024 and 2023, respectively.
Financial Condition as of and for the Period Ended June 30, 2024 and December 31, 2023
Our total assets as of June 30, 2024 increased $263.2 million to $22.92 billion from $22.66 billion reported as of December 31, 2023. Cash and cash equivalents increased $58.5 million for the six months ended June 30, 2024. Our loan portfolio balance increased to $14.78 billion as of June 30, 2024 from $14.42 billion at December 31, 2023. The increase in loans was primarily due to $218.8 million of organic loan growth in our community banking footprint and $137.9 million of organic loan growth from our Centennial CFG franchise. These increases were partially offset by a $166.4 million decrease in investment securities resulting from paydowns and maturities during the first six months of 2024. Total deposits increased $168.1 million to $16.96 billion as of June 30, 2024 from $16.79 billion as of December 31, 2023. Stockholders’ equity increased $64.4 million to $3.86 billion as of June 30, 2024, compared to $3.79 billion as of December 31, 2023. The $64.4 million increase in stockholders’ equity is primarily associated with the $201.6 million in net income for the six months ended June 30, 2024, partially offset by the $72.3 million of shareholder dividends paid, stock repurchases of $56.6 million and the $12.7 million in other comprehensive loss.

Loan Portfolio
Loans Receivable
Our loan portfolio averaged $14.65 billion and $14.26 billion during the three months ended June 30, 2024 and 2023, respectively. Our loan portfolio averaged $14.57 billion and $14.37 billion during the six months ended June 30, 2024 and 2023, respectively. Loans receivable were $14.78 billion and $14.42 billion as of June 30, 2024 and December 31, 2023, respectively.
From December 31, 2023 to June 30, 2024, the Company experienced an increase of approximately $356.7 million in loans. The increase in loans was primarily due to $218.8 million of organic loan growth in our community banking footprint and $137.9 million of organic loan growth from our Centennial CFG franchise.
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, Texas, Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Texas, Alabama and New York. Loans receivable were approximately $3.35 billion, $4.12 billion, $3.83 billion, $120.6 million, $1.27 billion and $2.09 billion as of June 30, 2024 in Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG, respectively.
Table 8 presents our loans receivable balances by category as of June 30, 2024 and December 31, 2023.
Table 8: Loans Receivable

	June 30, 2024	December 31, 2023
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$5,599,925	$5,549,954
Construction/land development	2,511,817	2,293,047
Agricultural	345,461	325,156
Residential real estate loans:
Residential 1-4 family	1,910,143	1,844,260
Multifamily residential	509,091	435,736
Total real estate	10,876,437	10,448,153
Consumer	1,189,386	1,153,690
Commercial and industrial	2,242,072	2,324,991
Agricultural	314,600	307,327
Other	158,962	190,567
Total loans receivable	$14,781,457	$14,424,728
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
As of June 30, 2024, we had approximately $911.9 million of construction/land development loans which were collateralized by land. This consisted of approximately $107.4 million for raw land and approximately $804.5 million for land with commercial and/or residential lots.

As of June 30, 2024, commercial real estate ("CRE") loans totaled $8.46 billion, or 57.2%, of loans receivable, as compared to $8.17 billion, or 56.7%, of loans receivable, as of December 31, 2023. Commercial real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $2.16 billion, $2.53 billion, $2.16 billion, $48.4 million, zero and $1.57 billion at June 30, 2024, respectively.
Table 9 presents the composition of the funded and unfunded balances of our CRE portfolio by loan type, as of June 30, 2024 and December 31, 2023, and their respective percentages of our total CRE portfolio.
Table 9: CRE Loan Concentrations

	June 30, 2024
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$891,742	10.6%	$71,211	2.7%
Office Building	991,461	11.7	67,903	2.6
Hotel	1,103,308	13.0	25,406	1.0
Industrial	447,232	5.3	42,046	1.6
Retail	568,582	6.7	18,568	0.7
Owner-Occupied (1)	1,597,600	18.9	77,359	2.9
Construction/Land Development:
Construction Residential-Spec	446,924	5.3	401,008	15.2
Residential Land Development	439,771	5.2	113,046	4.3
Construction Commercial	437,489	5.2	404,262	15.3
Construction Multi Family	404,488	4.8	956,440	36.2
Commercial Land Development	364,768	4.3	50,734	1.9
Construction Residential-Presold	172,927	2.0	138,944	5.3
Construction Hotel	138,064	1.6	238,867	9.1
Raw Land	107,386	1.3	10,827	0.4
Agricultural (1)	345,461	4.1	20,583	0.8
Total Commercial Real Estate (2)	$8,457,203	100.0%	$2,637,204	100.0%

	December 31, 2023
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$979,802	12.0%	$79,598	3.2%
Office Building	1,023,917	12.5	89,464	3.6
Hotel	1,067,028	13.1	34,374	1.4
Industrial	401,125	4.9	37,342	1.5
Retail	579,886	7.1	19,744	0.8
Owner-Occupied (1)	1,498,196	18.4	98,681	4.0
Construction/Land Development:
Construction Residential-Spec	408,023	5.0	427,563	17.2
Residential Land Development	475,615	5.8	88,856	3.6
Construction Commercial	492,421	6.0	388,486	15.7
Construction Multi Family	189,711	2.3	753,285	30.3
Commercial Land Development	327,194	4.0	51,303	2.1
Construction Residential-Presold	200,114	2.4	160,809	6.5
Construction Hotel	127,784	1.6	227,530	9.2
Raw Land	72,185	0.9	1,119	—
Agricultural (1)	325,156	4.0	21,640	0.9
Total Commercial Real Estate (2)	$8,168,157	100.0%	$2,479,794	100.0%
Table 10 presents the composition of our CRE loan portfolio by the ten largest geographical locations of the collateral as of June 30, 2024 and December 31, 2023.
Table 10: Geographical Locations of CRE Loans

	Top 10 Geographical States for CRE Loan Collateral Concentrations
	Florida	Texas	Arkansas	New York	California	Alabama	Georgia	Utah	Pennsylvania	Tennessee	All Other	Total
As of June 30, 2024
Non-Farm/Non-Residential:
Single Purpose Building	$286,840	$267,516	$163,474	$52,919	$(1)	$11,995	$17,048	$—	$2,904	$1,701	$87,346	$891,742
Office Building	330,582	262,488	80,680	50,251	—	19,432	94,984	—	25,615	—	127,429	991,461
Hotel	548,437	279,358	102,394	14,135	—	18,974	23,590	—	—	7,276	109,144	1,103,308
Industrial	41,706	88,283	34,277	57,481	24,452	68,222	—	—	—	—	132,811	447,232
Retail	156,727	258,223	57,423	7,313	15,722	12,321	—	—	—	449	60,404	568,582
Owner-Occupied (1)	500,595	427,659	350,279	—	36,156	28,369	22,546	9,281	85,204	7,054	130,457	1,597,600
Construction/Land Development:
Construction Residential-Spec	138,443	83,869	36,445	107,802	69,949	1,068	—	—	—	—	9,348	446,924
Residential Land Development	88,813	97,400	53,139	—	—	2,936	219	172,134	—	2,090	23,040	439,771
Construction Commercial	131,010	186,256	49,829	—	(257)	5,702	1,203	—	—	8,898	54,848	437,489
Construction Multi Family	140,119	44,323	60,342	118,977	21,399	—	—	—	208	13,649	5,471	404,488
Commercial Land Development	72,929	49,627	33,532	79,079	19,564	7,999	17,781	—	—	44,253	40,004	364,768
Construction Residential-Presold	92,776	57,612	20,149	—	—	1,378	—	—	—	—	1,012	172,927
Construction Hotel	68,701	43,315	12,813	—	—	1,156	6,094	—	—	—	5,985	138,064
Raw Land	7,664	9,140	30,426	—	35,343	1,931	—	—	—	—	22,882	107,386
Agricultural (1)	32,716	183,897	110,057	—	—	4,021	—	—	—	—	14,770	345,461
Total Commercial Real Estate (2)	$2,638,058	$2,338,966	$1,195,259	$487,957	$222,327	$185,504	$183,465	$181,415	$113,931	$85,370	$824,951	$8,457,203

	Top 10 Geographical States for CRE Loan Collateral Concentrations
	Florida	Texas	Arkansas	New York	Utah	Alabama	Georgia	California	Pennsylvania	Oklahoma	All Other	Total
As of December 31, 2023
Non-Farm/Non-Residential:
Single Purpose Building	$301,505	$330,203	$183,961	$52,945	$—	$11,810	$5,228	$1,396	$2,317	$5,200	$85,237	$979,802
Office Building	323,320	276,425	86,951	50,294	—	19,686	95,457	—	28,501	42,885	100,398	1,023,917
Hotel	518,592	223,750	106,975	59,910	—	19,374	23,760	—	—	24,254	90,413	1,067,028
Industrial	41,138	64,060	39,517	93,323	—	71,465	—	24,796	—	—	66,826	401,125
Retail	177,569	243,364	64,049	7,285	—	11,977	—	23,372	—	319	51,951	579,886
Owner-Occupied (1)	476,507	429,440	309,584	—	9,376	15,654	23,991	4,617	86,874	18,993	123,160	1,498,196
Construction/Land Development:												—
Construction Residential-Spec	124,019	103,483	35,461	88,670	—	2,763	497	40,624	—	—	12,506	408,023
Residential Land Development	93,644	123,284	47,952	—	189,435	2,868	226	—	—	—	18,206	475,615
Construction Commercial	115,757	226,684	31,964	—	—	4,293	11,248	—	—	—	102,475	492,421
Construction Multi Family	44,179	26,082	48,485	53,711	—	—	—	8,376	189	—	8,689	189,711
Commercial Land Development	71,670	35,647	33,294	81,004	—	5,764	—	19,029	—	—	80,786	327,194
Construction Residential-Presold	125,004	49,654	23,248	—	—	1,184	—	—	—	125	899	200,114
Construction Hotel	70,781	50,346	3,208	—	—	(208)	(130)	—	—	—	3,787	127,784
Raw Land	8,283	15,334	23,649	—	—	2,837	—	20,894	—	—	1,188	72,185
Agricultural (1)	23,637	182,495	99,243	—	—	3,104	360	—	—	1,227	15,090	325,156
Total Commercial Real Estate (2)	$2,515,605	$2,380,251	$1,137,541	$487,142	$198,811	$172,571	$160,637	$143,104	$117,881	$93,003	$761,611	$8,168,157
(1)     Agriculture real estate loans and owner-occupied non-farm non-residential loans are not included within CRE for regulatory reporting purposes.
(2)     Excludes multi-family residential loans of $509.1 million and $435.7 million as of June 30, 2024 and December 31, 2023, respectively, which are included in the residential real estate loans throughout the filing. Multi-family residential loans are included in CRE for regulatory purposes.
Our loan policy states that in order to achieve a well-balanced, diversified credit portfolio, concentrations containing inappropriate or excessive risk are to be avoided. It is the goal of the Company to maintain a prudent diversification of loans. We define a concentration of credit as direct or indirect obligations according to the following guidelines: (i) concentrations of 25% or more of total risk-based capital by individual borrower, small, interrelated group of individuals, single repayment source or individual project; (ii) concentrations of 100% or more of total risk-based capital by industry or product line. As of June 30, 2024, we have not met the threshold for the concentration limits. In addition, the Bank's Board of Directors monitors the CRE loan portfolio for concentrations related to geography, industry, and collateral type and determines applicable guidelines. The Chief Lending Officer also reviews the portfolio periodically to determine if any concentrations exist and makes recommendations with respect to setting internal guidelines.
The Company also monitors key risk indicators ("KRIs") on a quarterly basis for the overall loan portfolio as well as specific KRIs for the CRE portfolio. The KRIs are tied to the Bank's appetite for credit risk which is reflected in the Bank's credit policy and underwriting criteria. The KRIs related to underwriting include loan downgrades by loan review, loan downgrades to classified levels and loan policy exceptions (loan to value, debt coverage ratio and credit score). The KRIs related to CRE loans include concentrations of construction and land loans, concentrations of total commercial real estate loans, commercial real estate loans in excess of loan to value guidelines and total real estate loans in excess of loan to value guidelines. The results of the KRI analysis are presented to the Bank's Asset Quality Committee on a quarterly basis. Any exceptions to established limits and thresholds are monitored and addressed in a timely manner as required by the Asset Quality Committee.

The Company has a CRE strategy and contingency plan which outlines the principles required to adequately manage our CRE exposures. It discusses the inherent risks within CRE lending, as well as the risks unique to specific lending activities and property taxes. In addition, the plan outlines internal limits related to CRE lending, reasoning for operating outside those limits, and provides for a contingency plan to reduce the CRE exposures under adverse economic conditions or other situations where it is deemed necessary to do so. The responsibility for monitoring the CRE Strategy and Contingency Plan, and subsequent reporting to Management and the Board of Directors lies with the Chief Lending Officer and the Asset Quality Committee of the Board of Directors. Within the CRE Strategy and Contingency Plan, we established four adverse economic triggers to measure on an ongoing basis to attempt to determine when a change in CRE strategy might be warranted, at least from an external economic perspective. If one or a combination of these triggers have exceeded Board approved thresholds, the Executive Risk Committee will determine which action or combination of actions to take based on the specific situation. The required actions are likely to focus on tightening/loosening of underwriting criteria, potential capital raises or loan distribution actions such as selling or participating loans. However, other action steps may be considered necessary depending upon the specific situation. As of June 30, 2024, none of the triggers exceeded our internal guidelines, and we have not recommended any additional changes to our underwriting standards because the Company considers the current standards to be adequate in addressing the risks to our CRE portfolio.
Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 54.7% and 38.6% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of June 30, 2024, with the remaining 6.7% relating to condominiums and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of June 30, 2024, residential real estate loans totaled $2.42 billion, or 16.4%, of loans receivable, compared to $2.28 billion, or 15.8%, of loans receivable, as of December 31, 2023. Residential real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $536.4 million, $1.06 billion, $608.4 million, $38.6 million, zero and $177.9 million at June 30, 2024, respectively.
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
As of June 30, 2024, consumer loans totaled $1.19 billion, or 8.0%, of loans receivable, compared to $1.15 billion, or 8.0%, of loans receivable, as of December 31, 2023. Consumer loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $23.1 million, $7.3 million, $13.3 million, $526,000, $1.15 billion and zero at June 30, 2024, respectively.
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
As of June 30, 2024, commercial and industrial loans totaled $2.24 billion, or 15.2%, of loans receivable, compared to $2.32 billion, or 16.1%, of loans receivable, as of December 31, 2023. Commercial and industrial loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $457.3 million, $477.8 million, $810.9 million, $27.4 million, $129.8 million and $338.9 million at June 30, 2024, respectively.
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

Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $85.2 million and $130.7 million in PCD loans, as of June 30, 2024 and December 31, 2023, respectively.
Table 11 sets forth information with respect to our non-performing assets as of June 30, 2024 and December 31, 2023. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 11: Non-performing Assets

	As of June 30, 2024	As of December 31, 2023
	(Dollars in thousands)
Non-accrual loans	$78,090	$59,971
Loans past due 90 days or more (principal or interest payments)	8,251	4,130
Total non-performing loans	86,341	64,101
Other non-performing assets
Foreclosed assets held for sale, net	41,347	30,486
Other non-performing assets	63	785
Total other non-performing assets	41,410	31,271
Total non-performing assets	$127,751	$95,372
Allowance for credit losses to non-accrual loans	378.87%	480.62%
Allowance for credit losses to non-performing loans	342.66	449.66
Non-accrual loans to total loans	0.53	0.42
Non-performing loans to total loans	0.58	0.44
Non-performing assets to total assets	0.56	0.42
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
Total non-performing loans were $86.3 million and $64.1 million as of June 30, 2024 and December 31, 2023, respectively. Non-performing loans at June 30, 2024 were $16.2 million, $39.1 million, $24.7 million, $399,000, $3.2 million and $2.8 million in the Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets, respectively.
The $2.8 million balance of non-accrual loans for our Centennial CFG Capital Markets Group consists of two loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. The loans are not current on either principal or interest, and we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve. Any interest payments that are received will be applied to the principal balance. In addition, the $22.8 million balance of foreclosed assets held for sale for our Centennial CFG Property Finance Group consists of an office building located in California. This represents the largest component of the Company's $41.3 million in foreclosed assets held for sale.

Debt restructuring generally occurs when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in potentially an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our restructured loans that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. As of June 30, 2024, we had $6.6 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual, and we had $17.9 million of restructured loans that are not in compliance with the modified terms and are reported as non-accrual. Of the $6.6 million of restructured loans that are in compliance with the modified terms, our Arkansas market contained $1.5 million, our Florida market contained $1.2 million, our Texas market contained $1.6 million and our New York region contained $2.2 million of these restructured loans. Of the $17.9 million of restructured loans not in compliance with the modified terms, our Arkansas market contained $1.4 million, our Florida market contained $16.1 million and our Texas market contained $471,000.
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
The majority of the Bank’s restructured loans relate to real estate lending and generally involve reducing the interest rate, changing from a principal and interest payment to interest-only, lengthening the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At June 30, 2024, the amount of restructured loans was $24.5 million. As of June 30, 2024, 26.8% of all restructured loans were performing to the terms of the restructure.
Total foreclosed assets held for sale were $41.3 million as of June 30, 2024, compared to $30.5 million as of December 31, 2023, for an increase of $10.9 million. The foreclosed assets held for sale as of June 30, 2024 are comprised of $69,000 assets located in Arkansas, $7.5 million located in Florida, $11.0 million located in Texas, zero in Alabama, zero in SPF and $22.8 million in Centennial CFG. The majority of the foreclosed assets held for sale is comprised of three properties. The first is an office building located in Santa Monica, California with a carrying value of $22.8 million. The second is an apartment complex which is under construction in Gunter, Texas with a carrying value of $10.9 million, and the third is an office building located in Miami, Florida with a carrying value of $7.0 million. These three properties account for $40.7 million of the balance of foreclosed assets held for sale at June 30, 2024.
Table 12 shows the summary of foreclosed assets held for sale as of June 30, 2024 and December 31, 2023.
Table 12: Foreclosed Assets Held For Sale

	As of June 30, 2024	As of December 31, 2023
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$29,824	$29,894
Construction/land development	10,882	47
Residential real estate loans
Residential 1-4 family	641	545
Total foreclosed assets held for sale	$41,347	$30,486
The Company had $95.7 million and $94.9 million in impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) for the periods ended June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets accounted for approximately $21.6 million, $40.4 million, $25.2 million, $399,000, $3.2 million and $5.0 million of the impaired loans, respectively.

The amortized cost balance for loans with a specific allocation decreased from $10.5 million to $8.6 million, and the specific allocation for impaired loans decreased by approximately $2.4 million at June 30, 2024 compared to December 31, 2023.
Past Due and Non-Accrual Loans
Table 13 shows the summary of non-accrual loans as of June 30, 2024 and December 31, 2023:
Table 13: Total Non-Accrual Loans

	As of June 30, 2024	As of December 31, 2023
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$35,621	$13,178
Construction/land development	5,516	12,094
Agricultural	612	431
Residential real estate loans
Residential 1-4 family	23,051	20,351
Total real estate	64,800	46,054
Consumer	3,908	3,423
Commercial and industrial	9,226	9,982
Agricultural & other	156	512
Total non-accrual loans	$78,090	$59,971
If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.3 million and $1.1 million, respectively, would have been recorded for both of the three-month periods ended June 30, 2024 and 2023. If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $2.5 million and $2.1 million, respectively, would have been recorded for both of the six-month periods ended June 30, 2024 and 2023. The interest income recognized on non-accrual loans for the three months ended June 30, 2024 and 2023 was considered immaterial.
Table 14 shows the summary of accruing past due loans 90 days or more as of June 30, 2024 and December 31, 2023:
Table 14: Loans Accruing Past Due 90 Days or More

	As of June 30, 2024	As of December 31, 2023
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,387	$2,177
Construction/land development	603	255
Residential real estate loans
Residential 1-4 family	716	84
Total real estate	5,706	2,516
Consumer	10	79
Commercial and industrial	2,463	1,535
Other	72	—
Total loans accruing past due 90 days or more	$8,251	$4,130
Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.58% and 0.44% at June 30, 2024 and December 31, 2023, respectively.

Allowance for Credit Losses
Overview. The allowance for credit losses on loans receivable increased from $288.2 million as of December 31, 2023 to $295.9 million as of June 30, 2024. The specific reserve for loans individually analyzed for credit losses was $4.0 million on $134.3 million of individually analyzed loans as of June 30, 2024, compared to a reserve of $6.4 million on $171.7 million of individually analyzed loans as of December 31, 2023. The allowance for credit losses as a percentage of loans was 2.00% at both June 30, 2024 and December 31, 2023.
Loans Collectively Evaluated for Credit Loss. Loans receivable collectively evaluated for credit loss increased by approximately $394.1 million from $14.25 billion at December 31, 2023 to $14.65 billion at June 30, 2024. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for credit loss to the total loans collectively evaluated for credit loss was 1.99% and 1.98% at June 30, 2024 and December 31, 2023, respectively.
Charge-offs and Recoveries. Total charge-offs decreased to $3.1 million for the three months ended June 30, 2024, compared to $4.7 million for the same period in 2023. Total charge-offs decreased to $7.1 million for the six months ended June 30, 2024, compared to $9.0 million for the same period in 2023. Total recoveries were $660,000 and $940,000 for the three months ended June 30, 2024 and 2023, respectively. Total recoveries were $1.2 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, net charge-offs were $1.1 million for Arkansas, $135,000 for Florida, $867,000 for Texas, $5,000 for Alabama, $82,000 for SPF and $222,000 for Centennial CFG. These equal a net charge-off position of $2.4 million. For the six months ended June 30, 2024, net charge-offs were $2.6 million for Arkansas, $525,000 for Florida, $2.4 million for Texas, $19,000 for Alabama, $160,000 for SPF and $222,000 for Centennial CFG. These equal a net charge-off position of $5.9 million.
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

Table 15 shows the allowance for credit losses, charge-offs and recoveries as of and for the three and six months ended June 30, 2024 and 2023.
Table 15: Analysis of Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Balance, beginning of period	$290,294	$287,169	$288,234	$289,669
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	62	—	1,164	71
Construction/land development	80	—	81	25
Agricultural	—	—	—	2
Residential real estate loans:
Residential 1-4 family	59	30	218	89
Total real estate	201	30	1,463	187
Consumer	199	141	397	362
Commercial and industrial	2,013	3,826	3,759	6,832
Other	685	729	1,457	1,633
Total loans charged off	3,098	4,726	7,076	9,014
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	5	473	25	492
Construction/land development	82	63	89	70
Residential real estate loans:
Residential 1-4 family	76	13	95	131
Multifamily residential	—	—	—	8
Total real estate	163	549	209	701
Consumer	22	16	61	57
Commercial and industrial	259	147	360	256
Other	216	228	568	514
Total recoveries	660	940	1,198	1,528
Net loans charged off	2,438	3,786	5,878	7,486
Provision for credit loss	8,000	2,300	13,500	3,500
Balance, June 30	$295,856	$285,683	$295,856	$285,683
Net charge-offs to average loans receivable	0.07%	0.11%	0.08%	0.11%
Allowance for credit losses to total loans	2.00	2.01	2.00	2.01
Allowance for credit losses to net charge-offs	3,017.22	1,881.28	2,502.89	1,892.43

Table 16 presents the allocation of allowance for credit losses as of June 30, 2024 and December 31, 2023.
Table 16: Allocation of Allowance for Credit Losses

	As of June 30, 2024		As of December 31, 2023
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$83,079	37.9%	$77,194	38.5%
Construction/land development	58,673	17.0	33,877	15.9
Agricultural residential real estate loans	3,763	2.3	1,441	2.3
Residential real estate loans:
Residential 1-4 family	38,461	13.0	51,313	12.8
Multifamily residential	12,893	3.4	4,547	3.0
Total real estate	196,869	73.6	168,372	72.5
Consumer	24,848	8.0	24,728	8.0
Commercial and industrial	68,173	15.2	91,551	16.1
Agricultural	1,462	2.1	1,259	2.1
Other	4,504	1.1	2,324	1.3
Total	$295,856	100.0%	$288,234	100.0%
(1)Percentage of loans in each category to total loans receivable.
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 4.8 years as of June 30, 2024.
Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. We had $1.28 billion of held-to-maturity securities at both June 30, 2024 and December 31, 2023.
At June 30, 2024, $1.11 billion, or 86.6%, was invested in obligations of state and political subdivisions, compared to $1.11 billion, or 86.5%, as of December 31, 2023. As of June 30, 2024, $43.4 million, or 3.4% was invested in obligations of U.S. Government-sponsored enterprises, compared to $43.3 million, or 3.4%, as of December 31, 2023. We had $127.5 million, or 10.0%, invested in U.S. government-sponsored mortgage-backed securities at June 30, 2024, compared to $130.3 million, or 10.2%, at December 31, 2023.
Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive (loss) income. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $3.34 billion and $3.51 billion as June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, $1.42 billion, or 42.5%, of our available-for-sale securities were invested in U.S. government-sponsored mortgage-backed securities, compared to $1.52 billion, or 43.3%, of our available-for-sale securities as of December 31, 2023. To reduce our income tax burden, $890.3 million, or 26.6%, of our available-for-sale securities portfolio as of June 30, 2024, were primarily invested in tax-exempt obligations of state and political subdivisions, compared to $916.3 million, or 26.1%, of our available-for-sale securities as of December 31, 2023. We had $319.5 million, or 9.6%, invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2024, compared to $346.6 million, or 9.9%, of our available-for-sale securities as of December 31, 2023. We had $353.8 million, or 10.6%, invested in non-government-sponsored asset backed securities as of June 30, 2024, compared to $363.5 million, or 10.4%, of our available-for-sale securities as of December 31, 2023. As of June 30, 2024, $173.1 million, or 5.2%, of our available-for-sale securities were invested in private mortgage-backed securities, compared to $175.4 million, or 5.0%, of our available-for-sale securities as of December 31, 2023. Also, we had approximately $187.4 million, or 5.6%, invested in other securities as of June 30, 2024, compared to $185.6 million, or 5.3% of our available-for-sale securities as of December 31, 2023.
During the period ended June 30, 2024, the Company determined the $2.5 million allowance for credit losses on the available-for-sale portfolio and the $2.0 million allowance for credit losses on the held-to-maturity portfolio were adequate. Therefore, no additional provision was considered necessary.
See Note 3 to the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.
Deposits
Our deposits averaged $16.94 billion and $16.84 billion for the three and six months ended June 30, 2024, respectively. Our deposits averaged $17.14 billion and $17.41 billion for the three and six months ended June 30, 2023, respectively. Total deposits were $16.96 billion as of June 30, 2024, and $16.79 billion as of December 31, 2023. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
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
Table 17 reflects the classification of the brokered deposits as of June 30, 2024 and December 31, 2023.
Table 17: Brokered Deposits

	June 30, 2024	December 31, 2023
	(In thousands)
Insured Cash Sweep and Other Transaction Accounts	$407,306	$401,004
Total Brokered Deposits	$407,306	$401,004
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the target rate four times during 2023. First, on February 1, 2023, the target rate was increased to 4.50% to 4.75%, second, on March 22, 2023, the target rate was increased to 4.75% to 5.00%, third, on May 3, 2023, the target rate was increased to 5.00% to 5.25% and fourth, on July 26, 2023, the target rate was increased to 5.25% to 5.50%. As of June 30, 2024, the target rate was 5.25% to 5.50% as the Federal Reserve has left the target rate unchanged in 2024.

Table 18 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and six months ended June 30, 2024 and 2023.
Table 18: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2024		2023
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$4,083,916	—%	$4,717,623	—%
Interest-bearing transaction accounts	9,977,541	3.04	9,964,379	2.42
Savings deposits	1,141,046	0.88	1,278,609	0.77
Time deposits:
$100,000 or more	1,135,435	4.31	740,775	2.84
Other time deposits	597,175	3.80	434,150	2.09
Total	$16,935,113	2.27%	$17,135,536	1.64%

	Six Months Ended June 30,
	2024		2023
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$4,050,787	—%	$4,879,521	—%
Interest-bearing transaction accounts	9,931,812	3.01	10,094,315	2.25
Savings deposits	1,146,937	0.86	1,315,915	0.76
Time deposits:
$100,000 or more	1,120,873	4.27	701,417	2.36
Other time deposits	588,029	3.75	422,376	1.73
Total	$16,838,438	2.25%	$17,413,544	1.50%
Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $4.1 million, or 2.9%, from $142.1 million as of December 31, 2023 to $138.0 million as of June 30, 2024.
FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $600.0 million at both June 30, 2024 and December 31, 2023. At June 30, 2024 and December 31, 2023, the entire $600.0 million of the outstanding balances were classified as long-term advances. The FHLB advances mature from 2025 to 2037 with fixed interest rates ranging from 3.37% to 4.84%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
Other borrowed funds were $701.1 million as of June 30, 2024 and were classified as short-term advances. The Company had $701.3 million in other borrowed funds as of December 31, 2023. As of both June 30, 2024 and December 31, 2023, the Company had drawn $700.0 million from the Bank Term Funding Program in the ordinary course of business, and these advances mature on January 16, 2025.
Additionally, the Company had $1.26 billion and $1.33 billion at June 30, 2024 and December 31, 2023, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits.

Subordinated Debentures
Subordinated debentures were $439.5 million and $439.8 million as of June 30, 2024 and December 31, 2023, respectively.
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
Stockholders’ Equity
Stockholders’ equity increased $64.4 million to $3.86 billion as of June 30, 2024, compared to $3.79 billion as of December 31, 2023. The $64.4 million increase in stockholders’ equity is primarily associated with the $201.6 million in net income for the six months ended June 30, 2024, which was partially offset by the $72.3 million of shareholder dividends paid, the $12.7 million in other comprehensive loss and stock repurchases of $56.6 million in 2024. As of June 30, 2024 and December 31, 2023, our equity to asset ratio was 16.82% and 16.73%, respectively. Book value per share was $19.30 as of June 30, 2024, compared to $18.81 as of December 31, 2023, a 5.2% annualized increase.
Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.18 per share for both the three months ended June 30, 2024 and 2023, and $0.36 per share for the six months ended June 30, 2024 and 2023. The common stock dividend payout ratio for the three months ended June 30, 2024 and 2023 was 35.6% and 34.7%, respectively. The common stock dividend payout ratio for the six months ended June 30, 2024 and 2023 was 35.9% and 35.1%, respectively. On July 19, 2024, the Board of Directors declared a regular $0.195 per share quarterly cash dividend payable September 4, 2024, to shareholders of record August 14, 2024.

Stock Repurchase Program. During the first six months of 2024, the Company repurchased a total of 2,426,028 shares with a weighted-average stock price of $23.31 per share. Shares repurchased under the program as of June 30, 2024 since its inception total 25,411,743 shares. The remaining balance available for repurchase is 14,340,257 shares at June 30, 2024.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2024 and December 31, 2023, we met all regulatory capital adequacy requirements to which we were subject.
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

Table 19 presents our risk-based capital ratios on a consolidated basis as of June 30, 2024 and December 31, 2023.
Table 19: Risk-Based Capital

	As of June 30, 2024	As of December 31, 2023
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$3,855,503	$3,791,075
ASC 326 transitional period adjustment	8,123	16,246
Goodwill and core deposit intangibles, net	(1,442,293)	(1,446,573)
Unrealized loss on available-for-sale securities	261,799	249,075
Total common equity Tier 1 capital	2,683,132	2,609,823
Total Tier 1 capital	2,683,132	2,609,823
Tier 2 capital
Allowance for credit losses	295,856	288,234
ASC 326 transitional period adjustment	(8,123)	(16,246)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(53,162)	(40,509)
Qualifying allowance for credit losses	234,571	231,479
Qualifying subordinated notes	439,542	439,834
Total Tier 2 capital	674,113	671,313
Total risk-based capital	$3,357,245	$3,281,136
Average total assets for leverage ratio	$21,728,684	$20,981,774
Risk weighted assets	$18,665,317	$18,440,964
Ratios at end of period
Common equity Tier 1 capital	14.37%	14.15%
Leverage ratio	12.35	12.44
Tier 1 risk-based capital	14.37	14.15
Total risk-based capital	17.99	17.79
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00
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
In Table 20 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 20: Earnings, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$101,530	$105,271	$201,639	$208,233
Pre-tax adjustments:
FDIC special assessment	2,260	—	2,260	—
Fair value adjustment for marketable securities	274	(783)	(729)	10,625
Gain on sale of building	(2,059)	—	(2,059)	—
Recoveries on historic losses	—	—	—	(3,461)
BOLI death benefits	—	(2,779)	(162)	(2,779)
Total pre-tax adjustments	475	(3,562)	(690)	4,385
Tax-effect of adjustments(1)	119	(879)	(132)	1,082
Investment DTA write-off	2,030	—	2,030	—
Total adjustments after-tax (B)	2,386	(2,683)	1,472	3,303
Earnings, as adjusted (C)	$103,916	$102,588	$203,111	$211,536
Average diluted shares outstanding (D)	200,465	202,923	200,909	203,274
GAAP diluted earnings per share: A/D	$0.51	$0.52	$1.00	$1.02
Adjustments after-tax: B/D	0.01	(0.01)	0.01	0.02
Diluted earnings per common share excluding adjustments: C/D	$0.52	$0.51	$1.01	$1.04
(1) Blended statutory rate of 24.989% for 2024 and 24.6735% for 2023.

We had $1.44 billion, $1.45 billion, and $1.45 billion in total goodwill and core deposit intangibles as of June 30, 2024, December 31, 2023 and June 30, 2023, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity, return on average tangible equity excluding intangible amortization, and tangible equity to tangible assets are useful in evaluating our company. Management also believes return on average assets, as adjusted, return on average equity, as adjusted, and return on average tangible equity, as adjusted, are meaningful non-GAAP financial measures, as they exclude items such as certain non-interest income and expenses that management believes are not indicative of our primary business operating results. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 21 through 24, respectively.
Table 21: Tangible Book Value Per Share

	As of June 30, 2024	As of December 31, 2023
	(In thousands, except per share data)
Book value per share: A/B	$19.30	$18.81
Tangible book value per share: (A-C-D)/B	12.08	11.63
(A) Total equity	$3,855,503	$3,791,075
(B) Shares outstanding	199,746	201,526
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	44,490	48,770
Table 22: Return on Average Assets, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Return on average assets: A/D	1.79%	1.90%	1.78%	1.87%
Return on average assets, as adjusted: (A+C)/D	1.83	1.85	1.79	1.90
Return on average assets excluding intangible amortization: B/(D-E)	1.94	2.07	1.93	2.03
(A) Net income	$101,530	$105,271	$201,639	$208,233
Intangible amortization after-tax	1,605	1,866	3,210	3,732
(B) Earnings excluding intangible amortization	$103,135	$107,137	$204,849	$211,965
(C) Adjustments after-tax	$2,386	$(2,683)	$1,472	$3,303
(D) Average assets	22,875,949	22,227,404	22,779,604	22,460,335
(E) Average goodwill, core deposits and other intangible assets	1,443,778	1,452,951	1,444,840	1,454,180

Table 23: Return on Average Equity, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Return on average equity: A/D	10.73%	11.63%	10.69%	11.66%
Return on average common equity, as adjusted: (A+C)/D	10.98	11.33	10.76	11.85
Return on average tangible common equity: A/(D-E)	17.29	19.39	17.26	19.57
Return on average tangible equity excluding intangible amortization: B/(D-E)	17.56	19.74	17.53	19.92
Return on average tangible common equity, as adjusted: (A+C)/(D-E)	17.69	18.90	17.38	19.88
(A) Net income	$101,530	$105,271	$201,639	$208,233
(B) Earnings excluding intangible amortization	103,135	107,137	204,849	211,965
(C) Adjustments after-tax	2,386	(2,683)	1,472	3,303
(D) Average equity	3,805,800	3,630,194	3,794,726	3,600,061
(E) Average goodwill, core deposits and other intangible assets	1,443,778	1,452,951	1,444,840	1,454,180
Table 24: Tangible Equity to Tangible Assets

	As of June 30, 2024	As of December 31, 2023
	(Dollars in thousands)
Equity to assets: B/A	16.82%	16.73%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	11.23	11.05
(A) Total assets	$22,919,905	$22,656,658
(B) Total equity	3,855,503	3,791,075
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	44,490	48,770

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
Table 25: Efficiency Ratio, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net interest income (A)	$211,822	$207,643	$416,412	$422,238
Non-interest income (B)	42,774	49,509	84,573	83,673
Non-interest expense (C)	113,185	116,282	224,681	230,926
FTE Adjustment (D)	2,628	1,494	3,520	3,122
Amortization of intangibles (E)	2,140	2,478	4,280	4,955
Adjustments:
Non-interest income:
Fair value adjustment for marketable securities	$(274)	$783	$729	$(10,625)
Gain on OREO, net	49	319	66	319
Gain (loss) on branches, equipment and other assets, net	2,052	917	2,044	924
BOLI death benefits	—	2,779	162	2,779
Recoveries on historic losses	—	—	—	3,461
Total non-interest income adjustments (F)	$1,827	$4,798	$3,001	$(3,142)
Non-interest expense:
FDIC special assessment	$2,260	$—	$2,260	$—
Total non-interest expense adjustments (G)	$2,260	$—	$2,260	$—
Efficiency ratio (reported): ((C-E)/(A+B+D))	43.17%	44.00%	43.69%	44.39%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	42.59	44.83	43.50	44.12
Recently Issued Accounting Pronouncements
See Note 21 to the Condensed Notes to Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Liquidity and Market Risk Management
At June 30, 2024, we held $2.67 billion in assets that could be used for liquidity purposes, which we refer to as net available internal liquidity. This balance consisted of $1.63 billion in unpledged investment securities which could be used for additional secured borrowing capacity, $797.3 million in cash on deposit with the Federal Reserve Bank ("FRB") and $247.8 million in other liquid cash accounts.
Consistent with our practice of maintaining access to significant external liquidity, we had $3.15 billion in net available sources of borrowed funds, which we refer to as net available external liquidity, as of June 30, 2024. This included $4.81 billion in total borrowing capacity with the Federal Home Loan Bank ("FHLB"), of which $1.86 billion has been drawn upon in the ordinary course of business, resulting in $2.95 billion in net available liquidity with the FHLB as of June 30, 2024. The $1.86 billion consisted of $600.0 million in outstanding FHLB advances and $1.26 billion used for pledging purposes. We also had access to approximately $797.3 million in liquidity with the FRB as of June 30, 2024, of which $700.0 million has been drawn upon in the ordinary course of business, resulting in $97.3 million in net available liquidity with the FRB as of June 30, 2024. As of June 30, 2024, the Company also had access to $55.0 million from First National Bankers’ Bank ("FNBB"), and $45.0 million from other various external sources.

Overall, we had $5.82 billion net available liquidity as of June 30, 2024, which consisted of $2.67 billion of net available internal liquidity and $3.15 billion in net available external liquidity. Details on our available liquidity as of June 30, 2024 is available below.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unpledged investment securities (market value)	$1,627,007	$—	$1,627,007
Cash at FRB	797,300	—	797,300
Other liquid cash accounts	247,813	—	247,813
Total Internal Liquidity	2,672,120	—	2,672,120
External Sources
FHLB	4,808,671	1,859,049	2,949,622
FRB Discount Window	97,296	—	97,296
BTFP (par value)	700,000	700,000	—
FNBB	55,000	—	55,000
Other	45,000	—	45,000
Total External Liquidity	5,705,967	2,559,049	3,146,918
Total Available Liquidity	$8,378,087	$2,559,049	$5,819,038

We have continued to limit our exposure to uninsured deposits and have been actively monitoring this exposure in light of the current banking environment. As of June 30, 2024, we held approximately $8.33 billion in uninsured deposits of which $744.9 million were intercompany subsidiary deposit balances and $2.90 billion were collateralized deposits, for a net position of $4.69 billion. This represented approximately 27.6% of total deposits. In addition, net available liquidity exceeded uninsured and uncollateralized deposits by $1.13 billion as of June 30, 2024.

(in thousands)	As of June 30, 2024
Uninsured Deposits	$8,327,937
Intercompany Subsidiary and Affiliate Balances	744,882
Collateralized Deposits	2,896,015
Net Uninsured Position	$4,687,040

Total Available Liquidity	$5,819,038
Net Uninsured Position	4,687,040
Net Available Liquidity in Excess of Uninsured Deposits	$1,131,998
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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At June 30, 2024, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Table 26 presents our sensitivity to net interest income as of June 30, 2024 and June 30, 2023.
Table 26: Sensitivity of Net Interest Income

	Percentage Change from Base	Percentage Change from Base	June 30,
Interest Rate Scenario	June 30, 2024	June 30, 2023	2024 vs. 2023
Up 200 basis points	8.93%	8.20%	0.73%
Up 100 basis points	4.60	4.40	0.20
Down 100 basis points	(5.41)	(5.00)	(0.41)
Down 200 basis points	(10.91)	(9.90)	(1.01)
There have been no material changes in our market risk exposure from June 30, 2023 to June 30, 2024 as the Company remains in an asset sensitive position with no significant changes to the balance sheet mix and only one target rate increase by the Federal Reserve from 5.00% to 5.25% at June 30, 2023 to 5.25% to 5.50% on July 26, 2023.
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2024, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2024, the Company utilized a portion of its stock repurchase program most recently amended and approved by the Board of Directors on January 22, 2021, which authorized the repurchase of up to an additional 20,000,000 shares of the Company’s common stock. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2024	468,029	$23.37	468,029	15,272,322
May 1 through May 31, 2024	263,334	23.66	263,334	15,008,988
June 1 through June 30, 2024	668,731	23.02	668,731	14,340,257
Total	1,400,094		1,400,094
(1)The above described stock repurchase program has no expiration date.
Item 3: Defaults Upon Senior Securities
Not applicable.
Item 4: Mine Safety Disclosures
Not applicable.
Item 5: Other Information
During the three months ended June 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.12	Amended and Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K filed on January 28, 2021)

3.13	Amendment to the Amended and Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K filed on April 22, 2022)

4.1	Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.12 of the Company’s registration statement on Form S-3ASR (File No. 333-261495))

4.2	Instruments defining the rights of security holders including indentures. Home BancShares hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of Home BancShares and its consolidated subsidiaries. No issuance of debt exceeds ten percent of the assets of Home BancShares and its subsidiaries on a consolidated basis.

10.1	Home BancShares, Inc. Amended and Restated Performance-Based Executive Incentive Plan*

15	Acknowledgment of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	InlineXBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
HOME BANCSHARES, INC.
(Registrant)

Date:	August 2, 2024	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	August 2, 2024	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	August 2, 2024	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer