Form 10-Q
period 2024-09-30
HOME BANCSHARES INC
filed 2024-11-01
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2024
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
Common Stock Issued and Outstanding: 198,798,186 shares as of October 31, 2024.

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
•the impacts of recent or future adverse weather events, including hurricanes, and other natural disasters;
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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$265,408	$226,363
Interest-bearing deposits with other banks	752,269	773,850
Cash and cash equivalents	1,017,677	1,000,213
Fed funds sold	6,425	5,100
Investment securities — available-for-sale, net of allowance for credit losses of $2,195 and $2,525 at September 30, 2024 and December 31, 2023, respectively (amortized cost of $3,529,325 and $3,840,927 at September 30, 2024 and December 31, 2023, respectively)	3,270,620	3,507,841
Investment securities — held-to-maturity, net of allowance for credit losses of $2,005 at both September 30, 2024 and December 31, 2023	1,277,090	1,281,982
Total investment securities	4,547,710	4,789,823
Loans receivable	14,823,979	14,424,728
Allowance for credit losses	(312,574)	(288,234)
Loans receivable, net	14,511,405	14,136,494
Bank premises and equipment, net	388,776	393,300
Foreclosed assets held for sale	43,040	30,486
Cash value of life insurance	219,353	214,516
Accrued interest receivable	118,871	118,966
Deferred tax asset, net	176,629	197,164
Goodwill	1,398,253	1,398,253
Core deposit intangibles	42,395	48,770
Other assets	352,583	323,573
Total assets	$22,823,117	$22,656,658
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$3,937,168	$4,085,501
Savings and interest-bearing transaction accounts	10,966,426	11,050,347
Time deposits	1,802,116	1,651,863
Total deposits	16,705,710	16,787,711
Securities sold under agreements to repurchase	179,416	142,085
FHLB and other borrowed funds	1,300,750	1,301,300
Accrued interest payable and other liabilities	238,058	194,653
Subordinated debentures	439,394	439,834
Total liabilities	18,863,328	18,865,583
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2024 and 2023; shares issued and outstanding 198,878,950 in 2024 and 201,526,494 in 2023	1,989	2,015
Capital surplus	2,272,100	2,348,023
Retained earnings	1,880,562	1,690,112
Accumulated other comprehensive loss	(194,862)	(249,075)
Total stockholders’ equity	3,959,789	3,791,075
Total liabilities and stockholders’ equity	$22,823,117	$22,656,658
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
	(Unaudited)
Interest income:
Loans	$281,977	$249,464	$821,595	$729,613
Investment securities
Taxable	31,006	34,520	96,822	104,559
Tax-exempt	7,704	7,868	23,276	23,763
Deposits – other banks	12,096	2,328	35,188	10,742
Federal funds sold	62	82	182	156
Total interest income	332,845	294,262	977,063	868,833
Interest expense:
Interest on deposits	97,785	78,698	286,074	208,007
Federal funds purchased	1	1	1	3
FHLB and other borrowed funds	14,383	8,161	42,914	20,947
Securities sold under agreements to repurchase	1,335	1,344	4,102	3,333
Subordinated debentures	4,121	4,121	12,340	12,368
Total interest expense	117,625	92,325	345,431	244,658
Net interest income	215,220	201,937	631,632	624,175
Provision for credit losses on loans	18,200	2,800	31,700	6,300
Provision for (recovery of) credit losses on unfunded commitments	1,000	(1,500)	—	(1,500)
(Recovery of) provision for credit losses on investment securities	(330)	—	(330)	1,683
Total credit loss expense	18,870	1,300	31,370	6,483
Net interest income after credit loss expense	196,350	200,637	600,262	617,692
Non-interest income:
Service charges on deposit accounts	9,888	10,062	29,288	29,135
Other service charges and fees	10,490	10,128	31,358	33,766
Trust fees	4,403	4,660	14,191	13,576
Mortgage lending income	4,437	3,132	12,271	8,353
Insurance commissions	595	562	1,668	1,606
Increase in cash value of life insurance	1,161	1,170	3,635	3,485
Dividends from FHLB, FRB, FNBB & other	2,637	2,916	8,642	8,632
Gain on sale of SBA loans	145	97	399	236
Gain on sale of branches, equipment and other assets, net	32	—	2,076	924
Gain on OREO, net	85	—	151	319
Fair value adjustment for marketable securities	1,392	4,507	2,121	(6,118)
Other income	7,514	6,179	21,552	33,172
Total non-interest income	42,779	43,413	127,352	127,086
Non-interest expense:
Salaries and employee benefits	58,861	64,512	180,198	193,536
Occupancy and equipment	14,546	15,463	43,505	45,338
Data processing expense	9,088	9,103	27,170	27,222
Other operating expenses	27,550	25,684	83,853	79,592
Total non-interest expense	110,045	114,762	334,726	345,688
Income before income taxes	129,084	129,288	392,888	399,090
Income tax expense	29,046	30,835	91,211	92,404
Net income	$100,038	$98,453	$301,677	$306,686
Basic earnings per share	$0.50	$0.49	$1.51	$1.51
Diluted earnings per share	$0.50	$0.49	$1.51	$1.51
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
	(Unaudited)
Net income	$100,038	$98,453	$301,677	$306,686
Net unrealized gain (loss) on available-for-sale securities	88,303	(76,279)	74,062	(59,353)
Other comprehensive income (loss) before tax effect	88,303	(76,279)	74,062	(59,353)
Tax effect on other comprehensive (income) loss	(21,366)	18,427	(19,849)	14,281
Other comprehensive income (loss)	66,937	(57,852)	54,213	(45,072)
Comprehensive income	$166,975	$40,601	$355,890	$261,614
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2024
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2024	$2,015	$2,348,023	$1,690,112	$(249,075)	$3,791,075
Comprehensive income:
Net income	—	—	100,109	—	100,109
Other comprehensive loss	—	—	—	(22,350)	(22,350)
Net issuance of 76,542 shares of common stock from exercise of stock options	1	670	—	—	671
Repurchase of 1,025,934 shares of common stock	(10)	(24,007)	—	—	(24,017)
Share-based compensation net issuance of 219,750 shares of restricted common stock	2	2,273	—	—	2,275
Excise tax from repurchase of common stock	—	(135)	—	—	(135)
Cash dividends – Common Stock, $0.18 per share	—	—	(36,227)	—	(36,227)
Balances at March 31, 2024 (unaudited)	$2,008	$2,326,824	$1,753,994	$(271,425)	$3,811,401
Comprehensive income:
Net income	—	—	101,530	—	101,530
Other comprehensive income	—	—	—	9,626	9,626
Net issuance of 149,507 shares of common stock from exercise of stock options	1	(2)	—	—	(1)
Repurchase of 1,400,094 shares of common stock	(14)	(32,590)	—	—	(32,604)
Share-based compensation net issuance of 200,000 shares of restricted common stock	2	1,946	—	—	1,948
Excise tax from repurchase of common stock	—	(285)	—	—	(285)
Cash dividends – Common Stock, $0.18 per share	—	—	(36,112)	—	(36,112)
Balances at June 30, 2024 (unaudited)	$1,997	$2,295,893	$1,819,412	$(261,799)	$3,855,503
Comprehensive income:
Net Income	—	—	100,038	—	100,038
Other comprehensive loss	—	—	—	66,937	66,937
Net issuance of 95,852 shares of common stock from exercise of stock options	1	698	—	—	699
Repurchase of 1,000,000 shares of common stock	(10)	(26,922)	—	—	(26,932)
Share-based compensation net forfeiture of 36,833 shares of restricted stock	1	2,494	—	—	2,495
Excise tax from repurchase of common stock	—	(63)	—	—	(63)
Cash dividends – Common Stock, $0.195 per share	—	—	(38,888)	—	(38,888)
Balances at September 30, 2024 (unaudited)	$1,989	$2,272,100	$1,880,562	$(194,862)	$3,959,789
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023
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
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2024	2023
	(Unaudited)
Operating Activities
Net income	$301,677	$306,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	21,994	22,677
(Increase) decrease in value of equity securities	(2,121)	6,118
Amortization of securities, net	11,083	12,441
Accretion of purchased loans	(6,523)	(8,263)
Share-based compensation	6,718	7,076
Gain on assets	(2,627)	(1,479)
Provision for credit losses - loans	31,700	6,300
Recovery of credit losses - unfunded commitments	—	(1,500)
(Recovery of) provision for credit losses - investment securities	(330)	1,683
Deferred income tax effect	686	861
Increase in cash value of life insurance	(3,635)	(3,485)
Originations of mortgage loans held for sale	(467,339)	(365,412)
Proceeds from sales of mortgage loans held for sale	477,185	315,520
Changes in assets and liabilities:
Accrued interest receivable	95	(7,747)
Other assets	(26,428)	(7,293)
Accrued interest payable and other liabilities	43,405	(20,010)
Net cash provided by operating activities	385,540	264,173
Investing Activities
Net increase in federal funds sold	(1,325)	(3,925)
Net (increase) decrease in loans	(428,985)	181,505
Purchases of investment securities – available-for-sale	(62,643)	(8,433)
Proceeds from maturities of investment securities – available-for-sale	363,011	504,220
Proceeds from maturities of investment securities – held-to-maturity	5,054	4,383
Proceeds from sales of equity securities	—	1,522
Purchase of other investments	(445)	(1,798)
Proceeds from foreclosed assets held for sale	1,475	846
Proceeds from sale of SBA loans	5,573	3,454
Purchases of premises and equipment	(24,277)	(17,503)
Proceeds from sales of premises and equipment	14,818	10,724
(Purchase of) return of investment on cash value of life insurance, net	(1,218)	3,813
Net cash (used in) provided by investing activities	(128,962)	678,808
Financing Activities
Net decrease in deposits	(82,001)	(1,420,038)
Net increase in securities sold under agreements to repurchase	37,331	28,974
Decrease in FHLB and other borrowed funds	(1,400,550)	(1,065,000)
Increase in FHLB and other borrowed funds	1,400,000	1,416,550
Proceeds from exercise of stock options, net	1,369	431
Repurchase of common stock	(84,036)	(31,007)
Dividends paid on common stock	(111,227)	(109,602)
Net cash used in financing activities	(239,114)	(1,179,692)
Net change in cash and cash equivalents	17,464	(236,711)
Cash and cash equivalents – beginning of year	1,000,213	724,790
Cash and cash equivalents – end of period	$1,017,677	$488,079
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
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for or recovery of credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.
Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$100,038	$98,453	$301,677	$306,686
Average shares outstanding	199,380	202,526	200,300	202,921
Effect of common stock options	81	124	130	147
Average diluted shares outstanding	199,461	202,650	200,430	203,068
Basic earnings per share	$0.50	$0.49	$1.51	$1.51
Diluted earnings per share	$0.50	$0.49	$1.51	$1.51
The impact of anti-dilutive shares to the diluted earnings per share calculation was considered immaterial for the periods ended September 30, 2024 and 2023.

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
3. Investment Securities
The following table summarizes the amortized cost and fair value of securities that are classified as available-for-sale and held-to-maturity:

	September 30, 2024
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$321,233	$—	$321,233	$1,800	$(11,248)	$311,785
U.S. government-sponsored mortgage-backed securities	1,574,430	—	1,574,430	1,105	(150,070)	1,425,465
Private mortgage-backed securities	186,916	—	186,916	115	(9,090)	177,941
Non-government-sponsored asset backed securities	264,497	—	264,497	646	(2,945)	262,198
State and political subdivisions	966,644	—	966,644	1,094	(66,804)	900,934
Other securities	215,605	(2,195)	213,410	539	(21,652)	192,297
Total	$3,529,325	$(2,195)	$3,527,130	$5,299	$(261,809)	$3,270,620

	September 30, 2024
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,490	$—	$43,490	$—	$(1,712)	$41,778
U.S. government-sponsored mortgage-backed securities	125,920	—	125,920	754	(2,288)	124,386
State and political subdivisions	1,109,685	(2,005)	1,107,680	197	(79,586)	1,028,291
Total	$1,279,095	$(2,005)	$1,277,090	$951	$(83,586)	$1,194,455

	December 31, 2023
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$361,494	$—	$361,494	$2,247	$(17,093)	$346,648
U.S. government-sponsored mortgage-backed securities	1,711,668	—	1,711,668	310	(191,557)	1,520,421
Private mortgage-backed securities	191,522	—	191,522	—	(16,117)	175,405
Non-government-sponsored asset backed securities	370,203		370,203	821	(7,551)	363,473
State and political subdivisions	990,318	—	990,318	1,938	(75,931)	916,325
Other securities	215,722	(2,525)	213,197	402	(28,030)	185,569
Total	$3,840,927	$(2,525)	$3,838,402	$5,718	$(336,279)	$3,507,841

	December 31, 2023
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,285	$—	$43,285	$—	$(2,607)	$40,678
U.S. government-sponsored mortgage-backed securities	130,278	—	130,278	106	(4,362)	126,022
State and political subdivisions	1,110,424	(2,005)	1,108,419	456	(105,094)	1,003,781
Total	$1,283,987	$(2,005)	$1,281,982	$562	$(112,063)	$1,170,481
Assets, principally investment securities, having a carrying value of approximately $2.37 billion and $3.57 billion at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $179.4 million and $142.1 million at September 30, 2024 and December 31, 2023, respectively.
The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at September 30, 2024, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$29,837	$29,449	$—	$—
Due after one year through five years	256,357	245,060	43,548	42,380
Due after five years through ten years	377,774	346,905	341,352	321,196
Due after ten years	839,514	783,602	768,275	706,493
U.S. government-sponsored mortgage-backed securities	1,574,430	1,425,465	125,920	124,386
Private mortgage-backed securities	186,916	177,941	—	—
Non-government-sponsored asset backed securities	264,497	262,198	—	—
Total	$3,529,325	$3,270,620	$1,279,095	$1,194,455
During the three and nine months ended September 30, 2024 and 2023, no available-for-sale securities were sold.

The following table shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$18,911	$(132)	$171,503	$(11,116)	$190,414	$(11,248)
U.S. government-sponsored mortgage-backed securities	2,314	(23)	1,322,911	(150,047)	1,325,225	(150,070)
Private mortgage-backed securities	—	—	168,230	(9,090)	168,230	(9,090)
Non-government-sponsored asset backed securities	—	—	106,450	(2,945)	106,450	(2,945)
State and political subdivisions	22,859	(504)	771,340	(66,300)	794,199	(66,804)
Other securities	6,976	(1,079)	171,574	(20,573)	178,550	(21,652)
Total	$51,060	$(1,738)	$2,712,008	$(260,071)	$2,763,068	$(261,809)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$41,779	$(1,712)	$41,779	$(1,712)
U.S. government-sponsored mortgage-backed securities	—	—	72,591	(2,288)	72,591	(2,288)
State and political subdivisions	22,950	(483)	994,010	(79,103)	1,016,960	(79,586)
Total	$22,950	$(483)	$1,108,380	$(83,103)	$1,131,330	$(83,586)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$2,742	$(2)	$180,569	$(17,091)	$183,311	$(17,093)
U.S. government-sponsored mortgage-backed securities	102,831	(2,166)	1,392,318	(189,391)	1,495,149	(191,557)
Private mortgage-backed securities	9,298	(226)	166,107	(15,891)	175,405	(16,117)
Non-government-sponsored asset backed securities	—	—	213,838	(7,551)	213,838	(7,551)
State and political subdivisions	28,596	(400)	769,860	(75,531)	798,456	(75,931)
Other securities	—	—	164,430	(28,030)	164,430	(28,030)
Total	$143,467	$(2,794)	$2,887,122	$(333,485)	$3,030,589	$(336,279)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$40,677	$(2,607)	$40,677	$(2,607)
U.S. government-sponsored mortgage-backed securities	48,498	(861)	65,573	(3,501)	114,071	(4,362)
State and political subdivisions	21,493	(297)	956,578	(104,797)	978,071	(105,094)
Total	$69,991	$(1,158)	$1,062,828	$(110,905)	$1,132,819	$(112,063)
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
During the quarter ended September 30, 2024, the Company recovered $330,000 in AFS reserves due to an improvement in the unrealized loss position of one of the Company's subordinated debt investments. For both the three and nine month periods ended September 30, 2024, the Company determined the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no additional provision was considered necessary for the HTM portfolio.

Available-for-Sale Investment Securities
	September 30, 2024	December 31, 2023
Allowance for credit losses:	(In thousands)
Beginning balance	$2,525	$842
(Recovery of) provision for credit loss	(330)	1,683
Balance, September 30	$2,195	$2,525
Provision for credit loss		—
Balance, December 31, 2023		$2,525

Held-to-Maturity Investment Securities
	September 30, 2024	December 31, 2023
Allowance for credit losses:	(In thousands)
Beginning balance	$2,005	$2,005
Provision for credit loss	—	—
Balance, September 30	$2,005	$2,005
Provision for credit loss		—
Balance, December 31, 2023		$2,005
For the nine months ended September 30, 2024, the Company had available-for-sale investment securities with approximately $261.8 million in unrealized losses, of which $260.1 million had been in continuous loss positions for more than twelve months. With the exception of the subordinated debt investment securities which were downgraded during 2023 resulting in the allowance, the Company’s assessments indicated the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 38.6% of the principal balance from the Company’s investment portfolio will mature or are expected to pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

As of September 30, 2024, the Company's available-for-sale securities portfolio consisted of 1,550 investment securities, 1,256 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $261.8 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $11.2 million on 54 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained $150.1 million of unrealized losses on 645 securities, and the private mortgage-backed securities portfolio contained $9.1 million of unrealized losses on 31 securities. The non-government-sponsored asset backed securities portfolio contained $2.9 million of unrealized losses on 24 securities. The state and political subdivisions portfolio contained $66.8 million of unrealized losses on 439 securities. In addition, the other securities portfolio contained $21.7 million of unrealized losses on 63 securities. With the exception of the investments for which an allowance for credit losses has been established, the unrealized losses on the Company's investments were primarily a result of interest rate changes, and the Company expects to recover the amortized cost basis over the term of the securities. The Company has determined that, as of September 30, 2024, an additional provision for credit losses is not necessary because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
As of September 30, 2024, the Company's held-to-maturity securities portfolio consisted of 510 investment securities, 488 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $83.6 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $1.7 million on 5 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained unrealized losses of $2.3 million on 12 securities. The state and political subdivisions portfolio contained $79.6 million of unrealized losses on 471 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, the Company has determined that an additional provision for credit losses was not necessary as of September 30, 2024.
The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of September 30, 2024:

	State and political subdivisions	U.S. government-sponsored enterprises	U.S. government-sponsored mortgage-backed securities	Total
	(In thousands)
Aaa/AAA	$238,872	$43,490	$—	$282,362
Aa/AA	845,788	—	—	845,788
A	23,200	—	—	23,200
Not rated	1,825	—	—	1,825
Agency Backed	—	—	125,920	125,920
Total	$1,109,685	$43,490	$125,920	$1,279,095
Income earned on securities for the three months ended September 30, 2024 and 2023, is as follows:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Taxable
Available-for-sale	$23,550	$27,028	$74,439	$82,080
Held-to-maturity	7,456	7,492	22,383	22,479
Non-taxable
Available-for-sale	4,612	4,746	13,971	14,369
Held-to-maturity	3,092	3,122	9,305	9,394
Total	$38,710	$42,388	$120,098	$128,322

4. Loans Receivable
The various categories of loans receivable are summarized as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,496,536	$5,549,954
Construction/land development	2,741,419	2,293,047
Agricultural	335,965	325,156
Residential real estate loans
Residential 1-4 family	1,932,352	1,844,260
Multifamily residential	482,648	435,736
Total real estate	10,988,920	10,448,153
Consumer	1,219,197	1,153,690
Commercial and industrial	2,084,667	2,324,991
Agricultural	352,963	307,327
Other	178,232	190,567
Total loans receivable	14,823,979	14,424,728
Allowance for credit losses	(312,574)	(288,234)
Loans receivable, net	$14,511,405	$14,136,494
During the three months ended September 30, 2024, the Company sold $1.8 million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $145,000. During the nine months ended September 30, 2024, the Company sold $5.1 million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $399,000. During the three months ended September 30, 2023, the Company sold $1.0 million guaranteed portions of certain SBA loans, which resulted in a gain of approximately $97,000. During the nine months ended September 30, 2023, the Company sold $3.2 million guaranteed portions of certain SBA loans, which resulted in a gain of approximately $236,000.
Mortgage loans held for sale of approximately $92.0 million and $123.4 million at September 30, 2024 and December 31, 2023, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. The Company regularly sells mortgages into the capital markets to mitigate the effects of interest rate volatility during the period from the time an interest rate lock commitment (“IRLC”) is issued until the IRLC funds creating a mortgage loan held for sale and its subsequent sale into the secondary/capital markets. Loan sales are typically executed on a mandatory basis. Under a mandatory commitment, the Company agrees to deliver a specified dollar amount with predetermined terms by a certain date. Generally, the commitment is not loan specific, and any combination of loans can be delivered into the outstanding commitment provided the terms fall within the parameters of the commitment. Upon failure to deliver, the Company is subject to fees based on market movement. These commitments and IRLCs are derivative instruments and their fair values at September 30, 2024 and December 31, 2023 were not material.

Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $79.6 million and $130.7 million in PCD loans, as of September 30, 2024 and December 31, 2023, respectively. The balance, as of September 30, 2024, results entirely from the acquisition of Happy.
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
Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the input assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. Based on this analysis, management determined that changes to several of the economic factors for the loss driver segments, along with other model improvements and updates, were necessary, and updated models were implemented beginning with the June 30, 2024 allowance for credit losses calculation. The identified loss drivers by segment are included below as of both September 30, 2024 and December 31, 2023.

September 30, 2024
Loss Driver Segment	Call Report Segment(s)	Modeled Economic Factors
1-4 Family Construction	1a1	National Unemployment (%) & Housing Price Index (%)
All Other Construction	1a2	National Unemployment (%) & Gross Domestic Product (%)
Farmland & Agriculture	1b, 3	National Unemployment (%)
Residential 1-4 Family	1c1, 1c2a, 1c2b	National Unemployment (%) & Housing Price Index (%)
Multifamily	1d	Rental Vacancy Rate (%) & Housing Price Index (%)
Non-Farm/ Non-Residential CRE	1e1, 1e2	National Unemployment (%) & Gross Domestic Product (%)
Commercial & Industrial, Non-Depository Financial Institutions, Purchase/Carry Securities, Leases, Other	4a, 9a, 9b1, 9b2, 10, Other	National Unemployment (%) & National Retail Sales (%)
Consumer Auto	6c	National Unemployment (%) & National Retail Sales (%)
Other Consumer	6b, 6d	National Unemployment (%) & National Retail Sales (%)
Other Consumer - SPF	6d	National Unemployment (%)
Obligations of States and Political Subdivisions	8	National Unemployment (%) & Gross Domestic Product (%)

December 31, 2023
Loss Driver Segment	Call Report Segment(s)	Modeled Economic Factors
1-4 Family Construction	1a1	National Unemployment (%) & Housing Price Index (%)
All Other Construction	1a2	National Unemployment (%) & Gross Domestic Product (%)
1-4 Family Revolving HELOC & Junior Liens	1c1	National Unemployment (%) & Housing Price Index – CoreLogic (%)
1-4 Family Revolving HELOC & Junior Liens	1c2b	National Unemployment (%) & Gross Domestic Product (%)
1-4 Family Senior Liens	1c2a	National Unemployment (%) & Gross Domestic Product (%)
Multifamily	1d	Rental Vacancy Rate (%) & Housing Price Index – Case-Schiller (%)
Owner Occupied CRE	1e1	National Unemployment (%) & Gross Domestic Product (%)
Non-Owner Occupied CRE	1e2,1b,8	National Unemployment (%) & Gross Domestic Product (%)
Commercial & Industrial, Agricultural, Non-Depository Financial Institutions, Purchase/Carry Securities, Other	4a, 3, 9a, 9b1, 9b2, 10, Other	National Unemployment (%) & National Retail Sales (%)
Consumer Auto	6c	National Unemployment (%) & National Retail Sales (%)
Other Consumer	6b, 6d	National Unemployment (%) & National Retail Sales (%)
Other Consumer - SPF	6d	National Unemployment (%)
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
During the three and nine months ended September 30, 2024, the Company recorded $18.2 million and $31.7 million in provision for credit losses on loans, respectively. $16.7 million of the provision for credit losses recorded during 2024 was used to establish a hurricane reserve for loans located in the Federal Emergency Management Agency ("FEMA") disaster areas impacted by Hurricane Helene, which made landfall during the third quarter of 2024. In addition, during the three months ended September 30, 2024, the Company recorded $1.0 million in provision for unfunded commitments, which completely offset the $1.0 million recovery of credit losses on unfunded commitments that was recorded during the first quarter of 2024. During the three and nine months ended September 30, 2023, the Company recorded $2.8 million and $6.3 million in provision for credit losses on loans, respectively. For the three and nine months ended September 30, 2023, the Company recovered $1.5 million in credit losses on unfunded commitments.
The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$58,673	$86,842	$51,354	$69,635	$29,352	$295,856
Loans charged off	—	—	(42)	(741)	(1,218)	(2,001)
Recoveries of loans previously charged off	7	34	54	143	281	519
Net loans recovered (charged off)	7	34	12	(598)	(937)	(1,482)
Provision for credit losses	4,718	9,799	8,059	(8,434)	4,058	18,200
Balance, September 30	$63,398	$96,675	$59,425	$60,603	$32,473	$312,574

	Nine Months Ended September 30, 2024
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$33,877	$78,635	$55,860	$92,810	$27,052	$288,234
Loans charged off	(81)	(1,164)	(260)	(4,500)	(3,072)	(9,077)
Recoveries of loans previously charged off	96	59	149	503	910	1,717
Net loans recovered (charged off)	15	(1,105)	(111)	(3,997)	(2,162)	(7,360)
Provision for credit losses	29,506	19,145	3,676	(28,210)	7,583	31,700
Balance, September 30	$63,398	$96,675	$59,425	$60,603	$32,473	$312,574
During the second quarter of 2024, the Company implemented updated allowance for credit loss models as part of the annual model review and challenge process. In light of the current commercial real estate ("CRE") environment, the allowance calculation called for a higher level of reserves for the CRE portfolio and a corresponding reduction in reserves for the commercial and industrial portfolio.
The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2023 and the year ended December 31, 2023:

	Three Months Ended September 30, 2023
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$32,275	$85,158	$51,732	$90,474	$26,044	$285,683
Loans charged off	(150)	(1,950)	(103)	(183)	(1,063)	(3,449)
Recoveries of loans previously charged off	33	25	22	119	329	528
Net loans recovered (charged off)	(117)	(1,925)	(81)	(64)	(734)	(2,921)
Provision for credit losses	484	(4,680)	3,233	2,059	1,704	2,800
Balance, September 30	$32,642	$78,553	$54,884	$92,469	$27,014	$285,562

	Nine Months Ended September 30, 2023 and Year Ended December 31, 2023
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$32,243	$93,848	$50,963	$89,354	$23,261	$289,669
Loans charged off	(175)	(2,023)	(192)	(7,015)	(3,058)	(12,463)
Recoveries of loans previously charged off	103	517	161	375	900	2,056
Net loans (charged off) recovered	(72)	(1,506)	(31)	(6,640)	(2,158)	(10,407)
Provision for credit loss - loans	471	(13,789)	3,952	9,755	5,911	6,300
Balance, September 30	32,642	78,553	54,884	92,469	27,014	285,562
Loans charged off	(88)	(312)	(77)	(2,142)	(973)	(3,592)
Recoveries of loans previously charged off	10	16	168	208	212	614
Net loans (charged off) recovered	(78)	(296)	91	(1,934)	(761)	(2,978)
Provision for credit loss - loans	1,313	378	885	2,275	799	5,650
Balance, December 31	$33,877	$78,635	$55,860	$92,810	$27,052	$288,234

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$48,086	$42,025	$709
Construction/land development	5,403	—	657
Agricultural	737	—	—
Residential real estate loans
Residential 1-4 family	23,905	—	1,495
Multifamily residential	592	—	—
Total real estate	78,723	42,025	2,861
Consumer	7,501	2,340	28
Commercial and industrial	8,511	2,162	2,405
Agricultural & other	1,012	—	62
Total	$95,747	$46,527	$5,356

	December 31, 2023
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$13,178	$—	$2,177
Construction/land development	12,094	—	255
Agricultural	431	—	—
Residential real estate loans
Residential 1-4 family	20,351	—	84
Total real estate	46,054	—	2,516
Consumer	3,423	—	79
Commercial and industrial	9,982	2,534	1,535
Agricultural & other	512	—	—
Total	$59,971	$2,534	$4,130
The Company had $95.7 million and $60.0 million in nonaccrual loans for the periods ended September 30, 2024 and December 31, 2023, respectively. In addition, the Company had $5.4 million and $4.1 million in loans past due 90 days or more and still accruing for the periods ended September 30, 2024 and December 31, 2023, respectively.
The Company had $46.5 million and $2.5 million in nonaccrual loans with a specific reserve as of September 30, 2024 and December 31, 2023, respectively. Interest income recognized on the non-accrual loans for the periods ended September 30, 2024 and September 30, 2023 was considered immaterial.

The following table presents the amortized cost basis of impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) by class of loans as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$54,382	$—	$—
Construction/land development	6,060	—	—
Agricultural	737	—	—
Residential real estate loans
Residential 1-4 family	—	26,695	—
Multifamily residential	—	21,494	—
Total real estate	61,179	48,189	—
Consumer	—	—	10,527
Commercial and industrial	—	—	13,157
Agricultural & other	—	—	1,074
Total	$61,179	$48,189	$24,758

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$39,813	$—	$—
Construction/land development	12,350	—	—
Agricultural	431	—	—
Residential real estate loans
Residential 1-4 family	—	21,386	—
Multifamily residential	—	—	—
Total real estate	52,594	21,386	—
Consumer	—	—	3,511
Commercial and industrial	—	—	16,890
Agricultural & other	—	—	512
Total	$52,594	$21,386	$20,913
The Company had $134.1 million and $94.9 million in impaired loans for the periods ended September 30, 2024 and December 31, 2023, respectively.
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
The following is an aging analysis for loans receivable as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,391	$837	$48,795	$54,023	$5,442,513	$5,496,536	$709
Construction/land development	778	221	6,060	7,059	2,734,360	2,741,419	657
Agricultural	177	198	737	1,112	334,853	335,965	—
Residential real estate loans
Residential 1-4 family	2,329	6,698	25,400	34,427	1,897,925	1,932,352	1,495
Multifamily residential	20,902	—	592	21,494	461,154	482,648	—
Total real estate	28,577	7,954	81,584	118,115	10,870,805	10,988,920	2,861
Consumer	2,928	155	7,529	10,612	1,208,585	1,219,197	28
Commercial and industrial	1,071	567	10,916	12,554	2,072,113	2,084,667	2,405
Agricultural & other	1,120	91	1,074	2,285	528,910	531,195	62
Total	$33,696	$8,767	$101,103	$143,566	$14,680,413	$14,823,979	$5,356

	December 31, 2023
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,124	$416	$15,355	$23,895	$5,526,059	$5,549,954	$2,177
Construction/land development	1,430	—	12,349	13,779	2,279,268	2,293,047	255
Agricultural	474	314	431	1,219	323,937	325,156	—
Residential real estate loans
Residential 1-4 family	4,346	1,423	20,435	26,204	1,818,056	1,844,260	84
Multifamily residential	—	—	—	—	435,736	435,736	—
Total real estate	14,374	2,153	48,570	65,097	10,383,056	10,448,153	2,516
Consumer	1,022	303	3,502	4,827	1,148,863	1,153,690	79
Commercial and industrial	2,089	3,378	11,517	16,984	2,308,007	2,324,991	1,535
Agricultural and other	1,074	113	512	1,699	496,195	497,894	—
Total	$18,559	$5,947	$64,101	$88,607	$14,336,121	$14,424,728	$4,130
Non-accruing loans at September 30, 2024 and December 31, 2023 were $95.7 million and $60.0 million, respectively.
Interest recognized on impaired loans during the three and nine months ended September 30, 2024 was approximately $1.3 million and $3.7 million, respectively. Interest recognized on impaired loans during the three and nine months ended September 30, 2023 was approximately $347,000 and $1.0 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$331	$74	$405
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	163,941	312,252	601,970	562,043	230,931	1,021,405	256,875	3,149,417
Risk rating 4	54,483	169,205	457,070	268,482	145,758	665,513	322,795	2,083,306
Risk rating 5	27	—	1,265	—	960	26,353	383	28,988
Risk rating 6	—	—	8,155	5,720	23,967	196,483	95	234,420
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	218,451	481,457	1,068,460	836,245	401,616	1,910,085	580,222	5,496,536
Construction/land development
Risk rating 1	$—	$—	$—	$10	$—	$—	$—	$10
Risk rating 2	—	136	—	—	—	165	37	338
Risk rating 3	535,815	411,289	424,306	84,734	41,633	62,671	65,049	1,625,497
Risk rating 4	131,982	189,494	466,044	79,663	9,720	24,720	205,071	1,106,694
Risk rating 5	—	623	1,431	—	—	—	—	2,054
Risk rating 6	—	73	2,559	1,909	299	933	981	6,754
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	72	—	—	—	72
Total construction/land development	667,797	601,615	894,340	166,388	51,652	88,489	271,138	2,741,419
Agricultural
Risk rating 1	$700	$—	$1,462	$—	$—	$—	$—	$2,162
Risk rating 2	278	241	—	1,853	—	—	—	2,372
Risk rating 3	35,210	34,159	32,111	15,598	21,231	44,924	31,107	214,340
Risk rating 4	13,118	10,178	27,185	19,868	10,503	26,221	5,214	112,287
Risk rating 5	—	—	—	—	—	571	—	571
Risk rating 6	—	—	—	1,621	1,084	1,335	193	4,233
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	49,306	44,578	60,758	38,940	32,818	73,051	36,514	335,965
Total commercial real estate loans	$935,554	$1,127,650	$2,023,558	$1,041,573	$486,086	$2,071,625	$887,874	$8,573,920
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$92	$2	$94
Risk rating 2	—	230	—	—	—	11	5	246
Risk rating 3	181,112	232,086	368,096	232,800	131,378	361,150	114,114	1,620,736
Risk rating 4	6,592	22,038	44,936	24,590	20,640	72,339	82,201	273,336
Risk rating 5	—	1,015	601	293	397	1,073	778	4,157
Risk rating 6	—	1,533	8,904	3,568	4,276	14,977	523	33,781
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	2	—	2
Total residential 1-4 family	187,704	256,902	422,537	261,251	156,691	449,644	197,623	1,932,352

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	1,876	11,133	34,052	36,223	52,758	76,818	11,449	224,309
Risk rating 4	—	689	130,725	10,228	59,023	20,830	14,970	236,465
Risk rating 5	—	—	—	—	—	—	—	—
Risk rating 6	—	—	21,052	592	—	230	—	21,874
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	1,876	11,822	185,829	47,043	111,781	97,878	26,419	482,648
Total real estate	$1,125,134	$1,396,374	$2,631,924	$1,349,867	$754,558	$2,619,147	$1,111,916	$10,988,920
Consumer
Risk rating 1	$4,480	$2,582	$1,667	$1,291	$642	$1,064	$1,506	$13,232
Risk rating 2	—	—	—	—	—	150	—	150
Risk rating 3	210,168	213,187	217,177	181,131	90,901	252,855	1,124	1,166,543
Risk rating 4	4,342	4,633	5,151	1,381	166	5,688	184	21,545
Risk rating 5	—	433	—	214	156	83	—	886
Risk rating 6	71	5,287	4,533	343	583	5,944	65	16,826
Risk rating 7	—	9	—	—	—	—	—	9
Risk rating 8	—	—	—	6	—	—	—	6
Total consumer	219,061	226,131	228,528	184,366	92,448	265,784	2,879	1,219,197
Commercial and industrial
Risk rating 1	$3,402	$1,207	$793	$651	$219	$21,338	$10,740	$38,350
Risk rating 2	48	132	1,074	185	5	19	2,142	3,605
Risk rating 3	72,780	511,791	239,265	62,304	42,767	210,038	205,363	1,344,308
Risk rating 4	57,244	34,109	29,322	29,917	8,695	66,115	308,873	534,275
Risk rating 5	—	86	485	4,526	33	—	1,305	6,435
Risk rating 6	38	12,082	68,479	13,365	34	13,526	50,159	157,683
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	1	—	—	1	9	—	11
Total commercial and industrial	133,512	559,408	339,418	110,948	51,754	311,045	578,582	2,084,667
Agricultural and other
Risk rating 1	$643	$378	$222	$16	$105	$—	$782	$2,146
Risk rating 2	537	304	28	—	—	—	2,447	3,316
Risk rating 3	45,944	51,932	39,142	27,332	24,600	32,955	106,271	328,176
Risk rating 4	30,475	4,469	8,446	6,964	388	15,305	127,762	193,809
Risk rating 5	1,915	—	312	—	61	543	5	2,836
Risk rating 6	—	4	—	46	59	683	120	912
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	79,514	57,087	48,150	34,358	25,213	49,486	237,387	531,195
Total	$1,557,221	$2,239,000	$3,248,020	$1,679,539	$923,973	$3,245,462	$1,930,764	$14,823,979

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$232	$116	$55	$403
Risk rating 2	—	—	—	—	111	—	—	111
Risk rating 3	305,742	584,860	568,413	243,177	216,746	934,111	440,414	3,293,463
Risk rating 4	83,089	557,540	242,217	224,378	149,258	590,864	95,360	1,942,706
Risk rating 5	—	—	10,000	—	14,095	42,694	758	67,547
Risk rating 6	—	8,198	9,958	23,743	24,380	179,350	95	245,724
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	388,831	1,150,598	830,588	491,298	404,822	1,747,135	536,682	5,549,954
Construction/land development
Risk rating 1	$—	$—	$10	$—	$—	$—	$—	$10
Risk rating 2	759	—	—	—	—	186	—	945
Risk rating 3	300,941	499,984	130,342	62,134	22,656	56,180	44,603	1,116,840
Risk rating 4	198,874	417,244	252,602	22,713	32,342	24,527	209,063	1,157,365
Risk rating 5	641	1,163	—	3,306	218	69	—	5,397
Risk rating 6	—	7,817	1,631	748	641	254	1,327	12,418
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	72	—	—	—	—	72
Total construction/land development	501,215	926,208	384,657	88,901	55,857	81,216	254,993	2,293,047
Agricultural
Risk rating 1	$—	$1,605	$—	$—	$—	$—	$—	$1,605
Risk rating 2	247	—	1,936	—	—	—	—	2,183
Risk rating 3	30,252	43,291	22,919	25,992	10,678	43,284	20,104	196,520
Risk rating 4	9,477	24,688	20,358	19,532	7,873	32,692	4,612	119,232
Risk rating 5	—	—	—	—	314	571	—	885
Risk rating 6	—	—	1,675	1,084	1,620	352	—	4,731
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	39,976	69,584	46,888	46,608	20,485	76,899	24,716	325,156
Total commercial real estate loans	$930,022	$2,146,390	$1,262,133	$626,807	$481,164	$1,905,250	$816,391	$8,168,157
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$144	$2	$146
Risk rating 2	259	—	—	—	—	20	1	280
Risk rating 3	246,462	366,149	241,985	145,339	93,751	324,569	122,950	1,541,205
Risk rating 4	14,992	37,444	55,406	21,240	13,313	67,084	62,356	271,835
Risk rating 5	—	243	246	479	831	1,343	40	3,182
Risk rating 6	71	5,361	2,926	4,064	3,432	10,567	1,189	27,610
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	2	—	2
Total residential 1-4 family	261,784	409,197	300,563	171,122	111,327	403,729	186,538	1,844,260

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	3,314	9,827	37,755	44,407	31,436	53,068	6,537	186,344
Risk rating 4	669	77,185	69,546	64,295	8,116	18,490	7,822	246,123
Risk rating 5	—	—	—	—	—	3,006	—	3,006
Risk rating 6	—	—	—	—	263	—	—	263
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	3,983	87,012	107,301	108,702	39,815	74,564	14,359	435,736
Total real estate	$1,195,789	$2,642,599	$1,669,997	$906,631	$632,306	$2,383,543	$1,017,288	$10,448,153
Consumer
Risk rating 1	$5,195	$2,952	$2,002	$839	$355	$1,114	$1,580	$14,037
Risk rating 2	—	—	—	—	126	54	—	180
Risk rating 3	240,897	245,543	211,312	108,009	108,063	191,220	1,264	1,106,308
Risk rating 4	9,597	7,534	2,479	69	109	6,073	214	26,075
Risk rating 5	22	—	22	483	872	261	—	1,660
Risk rating 6	204	1,559	830	581	881	1,349	11	5,415
Risk rating 7	15	—	—	—	—	—	—	15
Risk rating 8	—	—	—	—	—	—	—	—
Total consumer	255,930	257,588	216,645	109,981	110,406	200,071	3,069	1,153,690
Commercial and industrial
Risk rating 1	$3,757	$918	$1,120	$236	$121	$20,835	$12,644	$39,631
Risk rating 2	174	1,293	220	12	164	218	963	3,044
Risk rating 3	487,896	272,608	78,507	50,340	77,761	170,610	227,043	1,364,765
Risk rating 4	115,025	34,474	55,812	33,000	27,189	71,854	378,417	715,771
Risk rating 5	21	547	16,318	3,352	201	980	1,767	23,186
Risk rating 6	12,498	75,536	4,942	1,154	9,086	12,180	63,198	178,594
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total commercial and industrial	619,371	385,376	156,919	88,094	114,522	276,677	684,032	2,324,991
Agricultural and other
Risk rating 1	$408	$131	$16	$105	$—	$2	$563	$1,225
Risk rating 2	396	28	1	—	1,181	100	693	2,399
Risk rating 3	52,758	45,796	31,378	26,918	3,059	43,984	145,419	349,312
Risk rating 4	14,007	7,663	8,025	955	10,955	3,188	94,186	138,979
Risk rating 5	—	2,286	—	134	—	593	665	3,678
Risk rating 6	71	33	63	108	—	370	1,656	2,301
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	67,640	55,937	39,483	28,220	15,195	48,237	243,182	497,894
Total	$2,138,730	$3,341,500	$2,083,044	$1,132,926	$872,429	$2,908,528	$1,947,571	$14,424,728

The following table presents gross write-offs by origination date as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Gross Loan Write-Offs by Origination Year
	2024		2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$—	$780	$1	$383	$—	$1,164
Construction/land development	—		—	—	48	33	—	—	81
Agricultural	—		—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	—		1	100	1	26	132	—	260
Total real estate	—		1	100	829	60	515	—	1,505
Consumer	4		86	75	40	109	485	—	799
Commercial and industrial	—		557	89	292	108	199	3,255	4,500
Agricultural & other	2,202	*	71	—	—	—	—	—	2,273
Total	$2,206		$715	$264	$1,161	$277	$1,199	$3,255	$9,077
*The 2024 write-off consists entirely of overdrafts.

	December 31, 2023
	Gross Loan Write-Offs by Origination Year
	2023		2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$—	$—	$1,826	$502	$—	$2,328
Construction/land development	—		2	168	5	—	88	—	263
Agricultural	—		—	—	—	1	6	—	7
Residential real estate loans
Residential 1-4 family	—		29	28	73	13	126	—	269
Total real estate	—		31	196	78	1,840	722	—	2,867
Consumer	—		51	44	98	63	263	25	544
Commercial and industrial	—		407	1,110	894	911	5,369	466	9,157
Agricultural & other	3,252	**	1	1	2	64	3	164	3,487
Total	$3,252		$490	$1,351	$1,072	$2,878	$6,357	$655	$16,055
**The 2023 write-offs consist entirely of overdrafts.

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$218,451	$481,457	$1,068,305	$835,292	$387,389	$1,871,118	$580,142	$5,442,154
Non-performing	—	—	155	953	14,227	38,967	80	54,382
Total non-farm/non-residential	218,451	481,457	1,068,460	836,245	401,616	1,910,085	580,222	5,496,536
Construction/land development
Performing	$667,797	$601,542	$891,810	$164,990	$51,470	$87,594	$270,156	$2,735,359
Non-performing	—	73	2,530	1,398	182	895	982	6,060
Total construction/ land development	667,797	601,615	894,340	166,388	51,652	88,489	271,138	2,741,419
Agricultural
Performing	$49,306	$44,578	$60,758	$38,875	$32,818	$72,572	$36,321	$335,228
Non-performing	—	—	—	65	—	479	193	737
Total agricultural	49,306	44,578	60,758	38,940	32,818	73,051	36,514	335,965
Total commercial real estate loans	$935,554	$1,127,650	$2,023,558	$1,041,573	$486,086	$2,071,625	$887,874	$8,573,920
Residential real estate loans
Residential 1-4 family
Performing	$187,704	$255,185	$416,753	$257,574	$153,384	$437,827	$197,230	$1,905,657
Non-performing	—	1,717	5,784	3,677	3,307	11,817	393	26,695
Total residential 1-4 family	187,704	256,902	422,537	261,251	156,691	449,644	197,623	1,932,352
Multifamily residential
Performing	$1,876	$11,822	$164,927	$46,451	$111,781	$97,878	$26,419	$461,154
Non-performing	—	—	20,902	592	—	—	—	21,494
Total multifamily residential	1,876	11,822	185,829	47,043	111,781	97,878	26,419	482,648
Total real estate	$1,125,134	$1,396,374	$2,631,924	$1,349,867	$754,558	$2,619,147	$1,111,916	$10,988,920
Consumer
Performing	$218,988	$225,480	$225,577	$184,063	$91,893	$259,861	$2,808	$1,208,670
Non-performing	73	651	2,951	303	555	5,923	71	10,527
Total consumer	219,061	226,131	228,528	184,366	92,448	265,784	2,879	1,219,197
Commercial and industrial
Performing	$133,512	$556,469	$336,274	$109,586	$51,740	$306,000	$577,929	$2,071,510
Non-performing	—	2,939	3,144	1,362	14	5,045	653	13,157
Total commercial and industrial	133,512	559,408	339,418	110,948	51,754	311,045	578,582	2,084,667
Agricultural and other
Performing	$79,514	$57,083	$48,150	$34,312	$25,209	$48,579	$237,274	$530,121
Non-performing	—	4	—	46	4	907	113	1,074
Total agricultural and other	79,514	57,087	48,150	34,358	25,213	49,486	237,387	531,195
Total	$1,557,221	$2,239,000	$3,248,020	$1,679,539	$923,973	$3,245,462	$1,930,764	$14,823,979

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
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
The Company had approximately $45.3 million or 180 total revolving loans convert to term loans for the nine months ended September 30, 2024 compared to $32.1 million or 182 total revolving loans convert to term loans for the nine months ended September 30, 2023. These loans were considered immaterial for vintage disclosure inclusion.

The following table presents the amortized cost basis of modified loans to borrowers experiencing financial difficulty by class and modification type at September 30, 2024 and December 31, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	September 30, 2024
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Principal Reduction and Interest Rate Reduction	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$389	$—	$—	$1,307	$342	$—	$15,874	$—	$17,912	0.33%
Construction/land development	—	—	—	78	—	—	—	—	78	—
Residential real estate loans
Residential 1-4 family	1,061	951	103	23	606	—	—	117	2,861	0.15
Total real estate	1,450	951	103	1,408	948	—	15,874	117	20,851	0.19
Consumer	6	—	—	9	—	3	—	—	18	—
Commercial and industrial	2,308	—	—	992	74	—	—	—	3,374	0.16
Total	$3,764	$951	$103	$2,409	$1,022	$3	$15,874	$117	$24,243	0.16%

	December 31, 2023
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Principal Reduction and Interest Rate Reduction	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$398	$—	$—	$1,537	$348	$—	$16,023	$—	$18,306	0.33%
Construction/land development	—	—	—	149	—	—	—	—	149	0.01
Residential real estate loans
Residential 1-4 family	560	598	106	59	516	—	—	116	1,955	0.11
Total real estate	958	598	106	1,745	864	—	16,023	116	20,410	0.20
Consumer	14	—	1	10	—	5	—	—	30	—
Commercial and industrial	2,253	38	42	1,763	74	—	—	—	4,170	0.18
Total	$3,225	$636	$149	$3,518	$938	$5	$16,023	$116	$24,610	0.17%
During the nine months ended September 30, 2024, the Company restructured approximately $1.2 million in loans to eight borrowers. The ending balance of these loans as of September 30, 2024, was $1.1 million. During the nine months ended September 30, 2023, the Company restructured approximately $19.4 million in loans to 18 borrowers. The ending balance of these loans as of September 30, 2023, was $20.8 million. The Company considered the financial effect of these loan modifications to borrowers experiencing financial difficulty during the nine months ended September 30, 2024 and September 30, 2023 as well as the unadvanced balances to these borrowers immaterial for tabular disclosure inclusion.

The following table presents the amortized cost basis of loans that had a payment default during the nine months ended September 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	September 30, 2024
	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension
	(Dollars in thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—	$—	$—
Residential real estate loans
Residential 1-4 family	385	511	238
Total real estate	385	511	238
Consumer	6	—	—
Commercial and industrial	—	—	—
Total	$391	$511	$238
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 11 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $1.4 million, and the ending balance as of September 30, 2024 was $1.3 million. The $1.3 million balance consists of $1.1 million of non-accrual loans and $193,000 of current loans, of which $92,000 were 60-89 days past due. The remaining balance of the loans was current as of September 30, 2024.
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
The following is a presentation of total foreclosed assets as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$29,824	$29,894
Construction/land development	12,919	47
Residential real estate loans
Residential 1-4 family	297	545
Total foreclosed assets held for sale	$43,040	$30,486
6. Goodwill and Core Deposits and Other Intangibles
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Goodwill
Balance, beginning of period	$1,398,253	$1,398,253
Balance, end of period	$1,398,253	$1,398,253

	September 30, 2024	December 31, 2023
	(In thousands)
Core Deposit Intangibles
Balance, beginning of period	$48,770	$58,455
Amortization expense	(6,375)	(7,432)
Balance, September 30	$42,395	51,023
Amortization expense		(2,253)
Balance, end of year		$48,770
The carrying basis and accumulated amortization of core deposit intangibles at September 30, 2024 and December 31, 2023 were:

	September 30, 2024	December 31, 2023
	(In thousands)
Gross carrying basis	$128,888	$128,888
Accumulated amortization	(86,493)	(80,118)
Net carrying amount	$42,395	$48,770
Core deposit intangible amortization expense was approximately $2.1 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively. Core deposit intangible amortization expense was approximately $6.4 million and $7.4 million for the nine months ended September 30, 2024 and 2023, respectively. The Company’s estimated amortization expense of core deposits intangibles for each of the years 2024 through 2028 is approximately: 2024 – $8.4 million; 2025 – $8.0 million; 2026 – $7.8 million; 2027– $6.6 million; 2028 – $4.2 million.
The carrying amount of the Company’s goodwill was $1.40 billion at both September 30, 2024 and December 31, 2023. Goodwill is tested annually for impairment during the fourth quarter or more often if events and circumstances indicate there may be an impairment. During the 2023 review, no impairment was found. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
7. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of September 30, 2024 and December 31, 2023, other assets were $352.6 million and $323.6 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $133.3 million and $133.4 million at September 30, 2024 and December 31, 2023, and are accounted for at cost.
The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $93.3 million and $90.3 million at September 30, 2024 and December 31, 2023, respectively. There were no transactions during the period that would indicate a material change in fair value.
8. Deposits
The aggregate amount of time deposits with a minimum denomination of $250,000 was $923.9 million and $836.7 million at September 30, 2024 and December 31, 2023, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.20 billion and $1.09 billion at September 30, 2024 and December 31, 2023, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $12.7 million and $7.5 million for the three months ended September 30, 2024 and 2023, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $36.5 million and $15.7 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, brokered deposits were $421.3 million and $401.0 million, respectively.
Deposits totaling approximately $2.84 billion and $3.05 billion at September 30, 2024 and December 31, 2023, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9. Securities Sold Under Agreements to Repurchase
At September 30, 2024 and December 31, 2023, securities sold under agreements to repurchase totaled $179.4 million and $142.1 million, respectively. For the three-month periods ended September 30, 2024 and 2023, securities sold under agreements to repurchase daily weighted-average totaled $157.2 million and $154.7 million, respectively. For the nine-month periods ended September 30, 2024 and 2023, securities sold under agreements to repurchase daily weighted-average totaled $163.0 million and $144.6 million, respectively.
The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2024 and December 31, 2023 is presented in the following table:

	September 30, 2024		December 31, 2023
	Overnight and Continuous	Total	Overnight and Continuous	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$9,964	$9,964	$—	$—
Mortgage-backed securities	51,314	51,314	—	—
State and political subdivisions	21,808	21,808	—	—
Other securities	96,330	96,330	142,085	142,085
Total borrowings	$179,416	$179,416	$142,085	$142,085
10. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $600.0 million at both September 30, 2024 and December 31, 2023. At September 30, 2024 and December 31, 2023, the entire $600.0 million of the outstanding balances were classified as long-term advances. The FHLB advances mature from 2025 to 2037 with fixed interest rates ranging from 3.37% to 4.84%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
Other borrowed funds were $700.8 million as of September 30, 2024 and were classified as short-term advances. The Company had $701.3 million in other borrowed funds as of December 31, 2023. As of both September 30, 2024 and December 31, 2023, the Company had drawn $700.0 million from the Bank Term Funding Program in the ordinary course of business, and these advances mature on January 16, 2025.
Additionally, the Company had $1.24 billion and $1.33 billion at September 30, 2024 and December 31, 2023, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits.
11. Subordinated Debentures
Subordinated debentures at September 30, 2024 and December 31, 2023 consisted of the following components:

	As of September 30, 2024	As of December 31, 2023
	(In thousands)
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2020, due 2030, fixed rate of 5.50% during the first five years and at a floating rate of 534.5 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2025 without penalty	$141,096	$142,084
Subordinated notes, net of issuance costs, issued in 2022, due 2032, fixed rate of 3.125% during the first five years and at a floating rate of 182 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2027 without penalty	298,298	297,750
Total	$439,394	$439,834

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

12. Income Taxes
The following is a summary of the components of the provision for income taxes for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Current:
Federal	$26,586	$23,861	$75,213	$76,059
State	5,412	4,858	15,312	15,484
Total current	31,998	28,719	90,525	91,543
Deferred:
Federal	(2,453)	1,758	570	715
State	(499)	358	116	146
Total deferred	(2,952)	2,116	686	861
Income tax expense	$29,046	$30,835	$91,211	$92,404
The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statutory federal income tax rate	21.00%	21.00%	21.00%	21.00%
Effect of non-taxable interest income	(1.28)	(0.64)	(0.98)	(0.71)
Stock compensation	0.58	0.29	0.57	0.29
State income taxes, net of federal benefit	2.45	2.73	2.57	2.64
Executive officer compensation & other	(0.25)	0.47	0.06	(0.07)
Effective income tax rate	22.50%	23.85%	23.22%	23.15%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$86,628	$81,251
Deferred compensation	6,448	7,619
Stock compensation	5,344	6,803
Non-accrual interest income	1,786	1,463
Real estate owned	70	79
Unrealized loss on investment securities, available-for-sale	62,211	81,493
Loan discounts	3,689	5,119
Investments	23,580	25,789
Other	19,084	14,691
Gross deferred tax assets	208,840	224,307
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	—	1,477
Tax basis on acquisitions	6,691	4,061
Core deposit intangibles	9,610	11,021
FHLB dividends	2,835	2,351
Other	13,075	8,233
Gross deferred tax liabilities	32,211	27,143
Net deferred tax assets	$176,629	$197,164
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
Stock Repurchases
During the nine months ended September 30, 2024, the Company repurchased a total of 3,426,028 shares with a weighted-average stock price of $24.36 per share. Shares repurchased under the program as of September 30, 2024 since its inception total 26,411,743 shares. The remaining balance available for repurchase is 13,340,257 shares at September 30, 2024.
Stock Compensation Plans
The Company has a stock option and performance incentive plan known as the Home BancShares, Inc. 2022 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of September 30, 2024, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 14,788,000 shares. At September 30, 2024, the Company had 2,072,278 shares of common stock available for future grants and 3,863,313 shares of common stock reserved for issuance pursuant to the Plan.

The intrinsic value of the stock options outstanding was $8.4 million, which includes the intrinsic value of vested stock options of $6.2 million at September 30, 2024. The intrinsic value of stock options exercised during the nine months ended September 30, 2024 was approximately $6.8 million. Total unrecognized compensation cost related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $1.7 million as of September 30, 2024.
The table below summarizes the stock option transactions under the Plan at September 30, 2024 and December 31, 2023 and changes during the nine-month period and year then ended:

	For the Nine Months Ended September 30, 2024		For the Year Ended December 31, 2023
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	2,776	$20.95	2,971	$20.45
Granted	—	—	25	22.63
Forfeited/Expired	(33)	21.87	(10)	23.38
Exercised	(952)	18.13	(210)	14.01
Outstanding, end of period	1,791	22.43	2,776	20.95
Exercisable, end of period	1,253	22.11	1,940	20.05
Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. There were no options granted during the nine months ended September 30, 2024. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.
The assumptions used in determining the fair value of the 2024 and 2023 stock option grants were as follows:

	For the Nine Months Ended September 30, 2024	For the Year Ended December 31, 2023
Expected dividend yield	Not Applicable	2.98%
Expected stock price volatility	Not Applicable	27.97%
Risk-free interest rate	Not Applicable	3.37%
Expected life of options	Not Applicable	6.5 years
The following is a summary of currently outstanding and exercisable options at September 30, 2024:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$16.00 to $17.99	40	0.54	$17.12	40	$17.12
$18.00 to $19.99	188	1.32	18.53	188	18.53
$20.00 to $21.99	220	3.73	20.88	186	20.92
$22.00 to $23.99	1,253	3.90	23.22	767	23.19
$24.00 to $25.99	90	3.65	25.59	72	25.93
	1,791			1,253

The table below summarized the activity for the Company’s restricted stock issued and outstanding at September 30, 2024 and December 31, 2023 and changes during the period and year then ended:

	As of September 30, 2024	As of December 31, 2023
	(In thousands)
Beginning of year	1,429	1,381
Issued	516	261
Vested	(461)	(152)
Forfeited	(59)	(61)
End of period	1,425	1,429
Amount of expense for the nine months and twelve months ended, respectively	$5,963	$8,016
Total unrecognized compensation cost related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $16.5 million as of September 30, 2024.
14. Non-Interest Expense
The table below shows the components of non-interest expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Salaries and employee benefits	$58,861	$64,512	$180,198	$193,536
Occupancy and equipment	14,546	15,463	43,505	45,338
Data processing expense	9,088	9,103	27,170	27,222
Other operating expenses:
Advertising	1,810	2,295	5,156	6,624
Amortization of intangibles	2,095	2,477	6,375	7,432
Electronic banking expense	3,569	3,709	10,137	10,714
Directors’ fees	362	417	1,283	1,415
Due from bank service charges	302	282	860	841
FDIC and state assessment	3,360	2,794	12,172	9,514
Insurance	926	878	2,734	2,694
Legal and accounting	1,902	1,514	6,600	4,038
Other professional fees	2,062	2,117	6,406	7,175
Operating supplies	673	860	1,969	2,361
Postage	522	491	1,542	1,578
Telephone	455	544	1,369	1,645
Other expense	9,512	7,306	27,250	23,561
Total other operating expenses	27,550	25,684	83,853	79,592
Total non-interest expense	$110,045	$114,762	$334,726	$345,688

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
As of September 30, 2024, the balances of the ROU asset and lease liability were $43.0 million and $45.8 million, respectively. As of December 31, 2023, the balances of the ROU asset and lease liability were $42.2 million and $45.0 million, respectively. The ROU asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.
The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
2024	$2,678	$9,373
2025	10,201	8,549
2026	9,468	8,111
2027	8,144	7,223
2028	6,368	5,496
Thereafter	22,053	19,827
Total future minimum lease payments	$58,912	$58,579
Discount effect of cash flows	(13,064)	(13,551)
Present value of net future minimum lease payments	$45,848	$45,028
Additional information (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
Lease expense:	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease expense	$2,266	$2,059	$6,901	$5,937
Short-term lease expense	—	—	—	—
Variable lease expense	302	289	895	810
Total lease expense	$2,568	$2,348	$7,796	$6,747
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$1,972	$2,136	$6,802	$6,146
Weighted-average remaining lease term (in years)	7.64	8.33	7.75	8.62
Weighted-average discount rate	3.52%	3.43%	3.46%	3.44%
The Company currently leases two properties from two related parties. Total rent expense from the leases was $35,000, or 1.37% of total lease expense and $97,000, or 1.25% of total lease expense, for the three and nine months ended September 30, 2024, respectively.

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
Although the Company has a diversified loan portfolio, at September 30, 2024 and December 31, 2023, commercial real estate loans represented 57.8% and 56.7% of total loans receivable, respectively, and 216.5% and 215.5% of total stockholders’ equity at September 30, 2024 and December 31, 2023, respectively. Residential real estate loans represented 16.3% and 15.8% of total loans receivable and 61.0% and 60.1% of total stockholders’ equity at September 30, 2024 and December 31, 2023, respectively.
Approximately 79.6% of the Company’s total loans and 83.5% of the Company’s real estate loans as of September 30, 2024, are to borrowers whose collateral is located in Alabama, Arkansas, Florida, Texas and New York, the states in which the Company has its branch locations.
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
At September 30, 2024 and December 31, 2023, commitments to extend credit of $4.53 billion and $4.59 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2024 and December 31, 2023, was $154.4 million and $185.5 million, respectively.
The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.
18. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the nine months ended September 30, 2024, the Company requested approximately $232.4 million in regular dividends from its banking subsidiary.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, Tier 1 common equity Tier 1 ("CET1") and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2024, the Company meets all capital adequacy requirements to which it is subject.
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
The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are: a 6.5% CET1 risk-based capital ratio, a 5% Tier 1 leverage capital ratio, an 8% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. As of September 30, 2024, the Bank met the capital standards for a well-capitalized institution. The Company’s CET1 risk-based capital ratio, Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 14.65%, 12.54%, 14.65%, and 18.28%, respectively, as of September 30, 2024.
19. Additional Cash Flow Information
The following is a summary of the Company’s additional cash flow information during the nine-month periods ended:

	September 30,
	2024	2023
	(In thousands)
Interest paid	$324,658	$241,466
Income taxes paid	80,075	106,619
Assets acquired by foreclosure	11,734	383

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
Impaired loans – Impaired loans include loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for credit losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for credit losses to require an increase, such increase is reported as a component of the provision for credit losses. The fair value of loans with specific allocated losses was $74.3 million and $10.5 million as of September 30, 2024 and December 31, 2023, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed $470,000 and $1.3 million of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended September 30, 2024 and 2023, respectively. The Company reversed $956,000 and $1.9 million of accrued interest receivable when impaired loans were put on non-accrual status during the nine months ended September 30, 2024 and 2023, respectively.
Foreclosed assets held for sale – Foreclosed assets held for sale are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of September 30, 2024 and December 31, 2023, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $43.0 million and $30.5 million, respectively.

No foreclosed assets held for sale were remeasured during the nine months ended September 30, 2024. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.
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

	September 30, 2024
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,017,677	$1,017,677	1
Federal funds sold	6,425	6,425	1
Investment securities - available-for-sale	3,270,620	3,270,620	2
Investment securities - held-to-maturity	1,277,090	1,194,455	2
Loans receivable, net of impaired loans and allowance	14,397,652	14,489,849	3
Accrued interest receivable	118,871	118,871	1
FHLB, FRB & FNBB Bank stock; other equity investments	226,631	226,631	3
Marketable equity securities	51,540	51,540	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$3,937,168	$3,937,168	1
Savings and interest-bearing transaction accounts	10,966,426	10,966,426	1
Time deposits	1,802,116	1,792,949	3
Securities sold under agreements to repurchase	179,416	179,416	1
FHLB and other borrowed funds	1,300,750	1,277,447	2
Accrued interest payable	39,897	39,897	1
Subordinated debentures	439,394	388,048	3

	December 31, 2023
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,000,213	$1,000,213	1
Federal funds sold	5,100	5,100	1
Investment securities - available-for-sale	3,507,841	3,507,841	2
Investment securities - held-to-maturity	1,281,982	1,170,481	2
Loans receivable, net of impaired loans and allowance	14,048,002	14,071,775	3
Accrued interest receivable	118,966	118,966	1
FHLB, FRB & FNBB Bank stock; other equity investments	223,748	223,748	3
Marketable equity securities	49,419	49,419	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,085,501	$4,085,501	1
Savings and interest-bearing transaction accounts	11,050,347	11,050,347	1
Time deposits	1,651,863	1,633,091	3
Securities sold under agreements to repurchase	142,085	142,085	1
FHLB and other borrowed funds	1,301,300	1,291,926	2
Accrued interest payable	19,124	19,124	1
Subordinated debentures	439,834	358,682	3
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

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
Results of Review of Interim Consolidated Financial Statements
We have reviewed the condensed consolidated balance sheet of Home BancShares Inc. (the “Company”) and subsidiaries as of September 30, 2024, and the related condensed consolidated statements of income, comprehensive income (loss), and stockholder’s equity for the three-month and nine-month periods ended September 30, 2024 and 2023, and cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 1, 2024

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
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of September 30, 2024, we had, on a consolidated basis, total assets of $22.82 billion, loans receivable, net of allowance for credit losses of $14.51 billion, total deposits of $16.71 billion, and stockholders’ equity of $3.96 billion.
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
Table 1: Key Financial Measures

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)
Total assets	$22,823,117	$21,950,638	$22,823,117	$21,950,638
Loans receivable	14,823,979	14,271,833	14,823,979	14,271,833
Allowance for credit losses	(312,574)	(285,562)	(312,574)	(285,562)
Total deposits	16,705,710	16,518,745	16,705,710	16,518,745
Total stockholders’ equity	3,959,789	3,654,874	3,959,789	3,654,874
Net income	100,038	98,453	301,677	306,686
Basic earnings per share	0.50	0.49	1.51	1.51
Diluted earnings per share	0.50	0.49	1.51	1.51
Book value per share	19.91	18.06	19.91	18.06
Tangible book value per share (non-GAAP)(1)	12.67	10.90	12.67	10.90
Annualized net interest margin - FTE	4.28%	4.19%	4.23%	4.28%
Efficiency ratio	41.42	45.53	42.91	44.76
Efficiency ratio, as adjusted (non-GAAP)(2)	41.66	46.44	42.87	44.86
Return on average assets	1.74	1.78	1.77	1.84
Return on average common equity	10.23	10.65	10.53	11.32
(1)See Table 21 for the non-GAAP tabular reconciliation.
(2)See Table 25 for the non-GAAP tabular reconciliation.

Overview
Results of Operations for the Three Months Ended September 30, 2024 and 2023
Our net income increased $1.6 million, or 1.6%, to $100.0 million for the three-month period ended September 30, 2024, from $98.5 million for the same period in 2023. On a diluted earnings per share basis, our earnings were $0.50 per share for the three-month period ended September 30, 2024 compared to $0.49 per share for the three-month period ended September 30, 2023. The Company recorded $18.9 million in credit loss expense for the quarter ended September 30, 2024. The $18.9 million of credit loss expense includes $18.2 million in provision for credit losses on loans. Of the $18.2 million provision for credit losses on loans recorded, $16.7 million was used to establish a hurricane reserve for loans located in the Federal Emergency Management Agency ("FEMA") disaster areas impacted by Hurricane Helene, which made landfall during the quarter. The hurricane related reserve had a six-cent impact to diluted earnings per share for the quarter. The remaining portion of the provision was related to loan growth. The Company also recorded a $1.0 million provision for credit losses on unfunded commitments, and we recorded a $330,000 recovery of credit losses on available-for-sale investments due to an improvement in the unrealized losses for one of our subordinated debt investments. During the three months ended September 30, 2024, the Company recorded a $1.4 million increase in the fair value of marketable securities.
Total interest income increased by $38.6 million, or 13.1%, and non-interest expense decreased $4.7 million, or 4.1%. This was partially offset by a $25.3 million, or 27.4% increase in total interest expense and a $634,000, or 1.5%, decrease in non-interest income. These fluctuations are primarily due to the high interest rate environment. The increase in interest income resulted from a $32.5 million, or 13.0%, increase in loan interest income and a $9.8 million, or 419.6%, increase in interest income on deposits at other banks, which was partially offset by a $3.7 million, or 8.7%, decrease in investment interest income. The decrease in non-interest expense was due to a decrease of $5.7 million, or 8.8%, in salaries and employee benefits and a decrease of $917,000, or 5.9%, in occupancy and equipment expense, which was partially offset by an increase of $1.9 million, or 7.3%, in other operating expenses. The increase in interest expense was primarily due to a $19.1 million, or 24.3%, increase in interest on deposits and a $6.2 million, or 76.2%, increase in interest on FHLB and other borrowed funds. The decrease in non-interest income was primarily due to a $3.1 million, or 69.1%, decrease in the fair value adjustment for marketable securities which was partially offset by a $1.3 million, or 41.7%, increase in mortgage lending income and a $1.3 million, or 21.6%, increase in other income.
Our net interest margin increased from 4.19% for the three-month period ended September 30, 2023 to 4.28% for the three-month period ended September 30, 2024. The yield on interest earning assets was 6.60% and 6.09% for the three months ended September 30, 2024 and 2023, respectively, and average interest earning assets increased from $19.26 billion to $20.23 billion. The increase in average interest earning assets is primarily due to a $706.1 million increase in average interest-bearing balances due from banks and a $571.2 million increase in average loans receivable, partially offset by a $315.8 million decrease in average investment securities. During the third quarter of 2024, the Company held excess liquidity of approximately $500.0 million which was dilutive to the net interest margin by approximately 10 basis points. For the three months ended September 30, 2024 and 2023, we recognized $1.9 million and $2.4 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by two basis points. We recognized $573,000 in event income for the three-months ended September 30, 2024 compared to $521,000 for the three-months ended September 30, 2023. The remaining increase in the net interest margin was due to an increase in interest income resulting from an increase in average interest-bearing assets at higher interest rates primarily as a result of the high interest rate environment.
Our efficiency ratio was 41.42% for the three months ended September 30, 2024, compared to 45.53% for the same period in 2023. For the third quarter of 2024, our efficiency ratio, as adjusted (non-GAAP), was 41.66%, compared to 46.44% reported for the third quarter of 2023. (See Table 25 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 1.74% for the three months ended September 30, 2024, compared to 1.78% for the same period in 2023. (See Table 22 for the related non-GAAP financial measures and tabular reconciliation). Our annualized return on average common equity was 10.23% and 10.65% for the three months ended September 30, 2024, and 2023, respectively. (See Table 23 for the related non-GAAP financial measures and tabular reconciliation).

Results of Operations for the Nine Months Ended September 30, 2024 and 2023
Our net income decreased $5.0 million, or 1.63%, to $301.7 million for the nine-month period ended September 30, 2024, from $306.7 million for the same period in 2023. On a diluted earnings per share basis, our earnings were $1.51 per share for both the nine-month periods ended September 30, 2024 and 2023. The Company recorded $31.4 million in credit loss expense for the nine-month period ended September 30, 2024, The $31.4 million of credit loss expense includes $31.7 million in provision for credit losses on loans, which was partially offset by a a $330,000 recovery of credit losses on available-for-sale investments due to an improvement in the unrealized losses for one of our subordinated debt investments. Of the $31.7 million provision for credit losses on loans recorded, $16.7 million was used to establish a hurricane reserve for loans located in the FEMA disaster areas impacted by Hurricane Helene, which made landfall during the third quarter of 2024. The hurricane related reserve had a six-cent impact to diluted earnings per share. The remaining portion of the provision was related to loan growth. During the nine months ended September 30, 2024, the Company recorded a $2.1 million gain on sale of building from our Texas region, a $2.1 million increase in the fair value of marketable securities and $162,000 in bank owned life insurance bank owned life insurance ("BOLI") death benefits, partially offset by $2.3 million of Federal Deposit Insurance Corporation ("FDIC") special assessment and a $2.0 million deferred tax asset write-down.
Total interest income increased by $108.2 million, or 12.5% and non-interest expense decreased by $11.0 million, or 3.2%. This was partially offset by a $100.8 million, or 41.2% increase in total interest expense. These fluctuations are primarily due to the high interest rate environment. The increase in interest income resulted from a $92.0 million, or 12.6%, increase in loan interest income and a $24.4 million, or 227.6%, increase in interest income on deposits at other banks, partially offset by an $8.2 million, or 6.4%, decrease in investment income. The decrease in non-interest expense was due to a decrease of $13.3 million, or 6.9%, in salaries and employee benefits and a decrease of $1.8 million, or 4.0%, in occupancy and equipment expense, which was partially offset by an increase of $4.3 million, or 5.4%, in other operating expenses. The increase in interest expense was primarily due to a $78.1 million, or 37.5%, increase in interest on deposits, a $22.0 million, or 104.9%, increase in interest on FHLB and other borrowed funds and a $769,000, or 23.1%, increase in interest on securities sold under agreements to repurchase.
Our net interest margin decreased from 4.28% for the nine-month period ended September 30, 2023 to 4.23% for the nine-month period ended September 30, 2024. The yield on interest earning assets was 6.52% and 5.95% for the nine months ended September 30, 2024 and 2023, respectively, as average interest earning assets increased from $19.63 billion to $20.16 billion. The increase in average interest earning assets is primarily due to a $564.7 million increase in average interest-bearing balances due from banks, a $326.0 million increase in average loans receivable and a $1.1 million increase in average federal funds sold, partially offset by a $368.8 million decrease in average investment securities. During the nine-month period ended September 30, 2024, the Company held excess liquidity of approximately $500.0 million which was dilutive to the net interest margin by approximately 10 basis points. For the nine months ended September 30, 2024 and 2023, we recognized $6.5 million and $8.3 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by one basis point. We recognized $3.4 million in event income for the nine-months ended September 30, 2024 compared to $2.8 million for the nine-months ended September 30, 2023.
Our efficiency ratio was 42.91% for the nine months ended September 30, 2024, compared to 44.76% for the same period in 2023. For the nine months ended September 30, 2024, our efficiency ratio, as adjusted (non-GAAP), was 42.87%, compared to 44.86% reported for the third quarter of 2023. (See Table 25 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 1.77% for the nine months ended September 30, 2024, compared to 1.84% for the same period in 2023. (See Table 22 for the related non-GAAP financial measures and tabular reconciliation). Our annualized return on average common equity was 10.53% and 11.32% for the nine months ended September 30, 2024, and 2023, respectively. (See Table 23 for the related non-GAAP financial measures and tabular reconciliation).

Financial Condition as of and for the Period Ended September 30, 2024 and December 31, 2023
Our total assets as of September 30, 2024 increased $166.5 million to $22.82 billion from $22.66 billion reported as of December 31, 2023. Cash and cash equivalents increased $17.5 million for the nine months ended September 30, 2024. Our loan portfolio balance increased to $14.82 billion as of September 30, 2024 from $14.42 billion at December 31, 2023. The increase in loans was primarily due to $350.4 million of organic loan growth in our community banking footprint and $48.9 million of organic loan growth from our Centennial Commercial Finance Group ("Centennial CFG") franchise. These increases were partially offset by a $242.1 million decrease in investment securities resulting from paydowns and maturities during the first nine months of 2024. Total deposits decreased $82.0 million to $16.71 billion as of September 30, 2024 from $16.79 billion as of December 31, 2023. Stockholders’ equity increased $168.7 million to $3.96 billion as of September 30, 2024, compared to $3.79 billion as of December 31, 2023. The $168.7 million increase in stockholders’ equity is primarily associated with the $301.7 million in net income and $54.2 million in other comprehensive income for the nine months ended September 30, 2024, which was partially offset by the $111.2 million of shareholder dividends paid and stock repurchases of $83.6 million.
Our non-performing loans were $101.1 million, or 0.68% of total loans as of September 30, 2024, compared to $64.1 million, or 0.44% of total loans, as of December 31, 2023. The allowance for credit losses as a percentage of non-performing loans decreased to 309.16% as of September 30, 2024, from 449.66% as of December 31, 2023. Non-performing loans from our Arkansas franchise were $30.4 million at September 30, 2024 compared to $15.4 million as of December 31, 2023. Non-performing loans from our Florida franchise were $40.8 million at September 30, 2024 compared to $9.3 million as of December 31, 2023. Non-performing loans from our Texas franchise were $20.0 million at September 30, 2024 compared to $33.5 million as of December 31, 2023. Non-performing loans from our Alabama franchise were $391,000 at September 30, 2024 compared to $413,000 as of December 31, 2023. Non-performing loans from our Shore Premier Finance ("SPF") franchise were $6.8 million at September 30, 2024 compared to $2.8 million as of December 31, 2023. Non-performing loans from our Centennial CFG franchise were $2.8 million at September 30, 2024 compared to $2.7 million as of December 31, 2023.
As of September 30, 2024, our non-performing assets increased to $144.2 million, or 0.63% of total assets, from $95.4 million, or 0.42% of total assets, as of December 31, 2023. Non-performing assets from our Arkansas franchise were $30.4 million at September 30, 2024 compared to $15.5 million as of December 31, 2023. Non-performing assets from our Florida franchise were $48.1 million at September 30, 2024 compared to $17.3 million as of December 31, 2023. Non-performing assets from our Texas franchise were $33.0 million at September 30, 2024 compared to $33.8 million as of December 31, 2023. Non-performing assets from our Alabama franchise were $391,000 at September 30, 2024 compared to $413,000 as of December 31, 2023. Non-performing assets from our SPF franchise were $6.8 million at September 30, 2024 compared to $2.8 million as of December 31, 2023. Non-performing assets from our Centennial CFG franchise were $25.5 million at September 30, 2024 compared to $25.6 million as of December 31, 2023.
The $2.8 million balance of non-accrual loans for our Centennial CFG Capital Markets Group consists of two loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. The loans are not current on either principal or interest, and we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve. Any interest payments that are received will be applied to the principal balance. In addition, the $22.8 million balance of foreclosed assets held for sale for our Centennial CFG Property Finance Group consists of an office building located in California. This represents the largest component of the Company's $43.0 million in foreclosed assets held for sale.

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
As of September 30, 2024, we had 218 branch locations. There were 76 branches in Arkansas, 78 branches in Florida, 58 branches in Texas, five branches in Alabama and one branch in New York City.
Results of Operations
For the three and nine months ended September 30, 2024 and 2023
Our net income increased $1.6 million, or 1.6%, to $100.0 million for the three-month period ended September 30, 2024, from $98.5 million for the same period in 2023. On a diluted earnings per share basis, our earnings were $0.50 per share for the three-month period ended September 30, 2024 compared to $0.49 per share for the three-month period ended September 30, 2023. The Company recorded $18.9 million in credit loss expense for the quarter ended September 30, 2024. The $18.9 million of credit loss expense includes $18.2 million in provision for credit losses on loans. Of the $18.2 million provision for credit losses on loans recorded, $16.7 million was used to establish a hurricane reserve for loans located in the FEMA disaster areas impacted by Hurricane Helene, which made landfall during the quarter. The hurricane related reserve had a six-cent impact to diluted earnings per share for the quarter. The remaining portion of the provision was related to loan growth. The Company also recorded a $1.0 million provision for credit losses on unfunded commitments, and we recorded a $330,000 recovery of credit losses on available-for-sale investments due to an improvement in the unrealized losses for one of our subordinated debt investments. During the three months ended September 30, 2024, the Company recorded a $1.4 million increase in the fair value of marketable securities.
Our net income decreased $5.0 million, or 1.63%, to $301.7 million for the nine-month period ended September 30, 2024, from $306.7 million for the same period in 2023. On a diluted earnings per share basis, our earnings were $1.51 per share for both the nine-month periods ended September 30, 2024 and 2023. The Company recorded $31.4 million in credit loss expense for the nine-month period ended September 30, 2024, The $31.4 million of credit loss expense includes $31.7 million in provision for credit losses on loans, which was partially offset by a a $330,000 recovery of credit losses on available-for-sale investments due to an improvement in the unrealized losses for one of our subordinated debt investments. Of the $31.7 million provision for credit losses on loans recorded, $16.7 million was used to establish a hurricane reserve for loans located in the FEMA disaster areas impacted by Hurricane Helene, which made landfall during the third quarter of 2024. The hurricane related reserve had a six-cent impact to diluted earnings per share. The remaining portion of the provision was related to loan growth. During the nine months ended September 30, 2024, the Company recorded a $2.1 million gain on sale of building from our Texas region, a $2.1 million increase in the fair value of marketable securities and $162,000 in bank owned life insurance BOLI death benefits, partially offset by $2.3 million of FDIC special assessment and a $2.0 million deferred tax asset write-down.
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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the target rate four times during 2023. First, on February 1, 2023, the target rate was increased to 4.50% to 4.75%, second, on March 22, 2023, the target rate was increased to 4.75% to 5.00%, third, on May 3, 2023, the target rate was increased to 5.00% to 5.25% and fourth, on July 26, 2023, the target rate was increased to 5.25% to 5.50%. On September 18, 2024, the Federal Reserve reduced the target rate to 4.75% to 5.00%.
Our net interest margin increased from 4.19% for the three-month period ended September 30, 2023 to 4.28% for the three-month period ended September 30, 2024. The yield on interest earning assets was 6.60% and 6.09% for the three months ended September 30, 2024 and 2023, respectively, and average interest earning assets increased from $19.26 billion to $20.23 billion. The increase in average interest earning assets is primarily due to a $706.1 million increase in average interest-bearing balances due from banks and a $571.2 million increase in average loans receivable, partially offset by a $315.8 million decrease in average investment securities. During the third quarter of 2024, the Company held excess liquidity of approximately $500.0 million which was dilutive to the net interest margin by 10 basis points. For the three months ended September 30, 2024 and 2023, we recognized $1.9 million and $2.4 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by two basis points. We recognized $573,000 in event income for the three-months ended September 30, 2024 compared to $521,000 for the three-months ended September 30, 2023. The remaining increase in the net interest margin was due to an increase in interest income resulting from an increase in average interest-bearing assets at higher interest rates primarily as a result of the high interest rate environment.
Our net interest margin decreased from 4.28% for the nine-month period ended September 30, 2023 to 4.23% for the nine-month period ended September 30, 2024. The yield on interest earning assets was 6.52% and 5.95% for the nine months ended September 30, 2024 and 2023, respectively, as average interest earning assets increased from $19.63 billion to $20.16 billion. The increase in average interest earning assets is primarily due to a $564.7 million increase in average interest-bearing balances due from banks, a $326.0 million increase in average loans receivable and a $1.1 million increase in average federal funds sold, partially offset by a $368.8 million decrease in average investment securities. During the nine-month period ended September 30, 2024, the Company held excess liquidity of approximately $500.0 million which was dilutive to the net interest margin by 10 basis points. For the nine months ended September 30, 2024 and 2023, we recognized $6.5 million and $8.3 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by one basis point. We recognized $3.4 million in event income for the nine-months ended September 30, 2024 compared to $2.8 million for the nine-months ended September 30, 2023.
Net interest income on a fully taxable equivalent basis increased $14.6 million, or 7.2%, to $217.8 million for the three-month period ended September 30, 2024, from $203.2 million for the same period in 2023. This increase in net interest income for the three-month period ended September 30, 2024 was the result of a $39.9 million increase in interest income, which was partially offset by a $25.3 million increase in interest expense, on a fully taxable equivalent basis. The $39.9 million increase in interest income was primarily the result of the high interest rate environment. The higher yield on earning assets resulted in an increase in interest income of approximately $22.9 million, in addition to an increase of $17.0 million in interest income due to the change in average interest earning asset balances. The $25.3 million increase in interest expense is also primarily the result of the high interest rate environment. The higher rates on interest bearing liabilities resulted in an increase in interest expense of approximately $14.2 million, in addition to an increase in average interest bearing liabilities which increased interest expense by approximately $11.1 million.
Net interest income on a fully taxable equivalent basis increased $9.2 million, or 1.5%, to $637.8 million for the nine-month period ended September 30, 2024, from $628.6 million for the same period in 2023. This increase in net interest income for the nine-month period ended September 30, 2024 was the result of a $110.0 million increase in interest income, which was partially offset by a $100.8 million increase in interest expense, on a fully taxable equivalent basis. The $110.0 million increase in interest income was primarily the result of the high interest rate environment. The higher yield on earning assets resulted in an increase in interest income of approximately $80.6 million, in addition to an increase of $29.4 million in interest income due to the change in average interest earning asset balances. The $100.8 million increase in interest expense is also primarily the result of the high interest rate environment. The higher rates on interest bearing liabilities resulted in an increase in interest expense of approximately $70.6 million, in addition to an increase in average interest bearing liabilities which increased interest expense by approximately $30.2 million.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2024 and 2023, as well as changes in the fully taxable equivalent net interest margin for the three and nine months ended September 30, 2024 compared to the same period in 2023.
Table 2: Analysis of Net Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Interest income	$332,845	$294,262	$977,063	$868,833
Fully taxable equivalent adjustment	2,616	1,293	6,136	4,415
Interest income – fully taxable equivalent	335,461	295,555	983,199	873,248
Interest expense	117,625	92,325	345,431	244,658
Net interest income – fully taxable equivalent	$217,836	$203,230	$637,768	$628,590
Yield on earning assets – fully taxable equivalent	6.60%	6.09%	6.52%	5.95%
Cost of interest-bearing liabilities	3.17	2.69	3.14	2.38
Net interest spread – fully taxable equivalent	3.43	3.40	3.38	3.57
Net interest margin – fully taxable equivalent	4.28	4.19	4.23	4.28
Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024 vs. 2023	2024 vs. 2023
	(In thousands)
Increase in interest income due to change in earning assets	$16,977	$29,381
Increase in interest income due to change in earning asset yields	22,929	80,570
Increase in interest expense due to change in interest-bearing liabilities	(11,129)	(30,161)
Increase in interest expense due to change in interest rates paid on interest-bearing liabilities	(14,171)	(70,612)
Increase in net interest income	$14,606	$9,178

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and nine months ended September 30, 2024 and 2023, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2024			2023
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$903,456	$12,096	5.33%	$197,336	$2,328	4.68%
Federal funds sold	4,629	62	5.33	4,859	82	6.70
Investment securities – taxable	3,391,838	31,006	3.64	3,598,513	34,520	3.81
Investment securities – non-taxable	1,163,568	10,181	3.48	1,272,680	9,034	2.82
Loans receivable	14,762,667	282,116	7.60	14,191,461	249,591	6.98
Total interest-earning assets	20,226,158	335,461	6.60%	19,264,849	295,555	6.09%
Non-earning assets	2,667,626			2,637,585
Total assets	$22,893,784			$21,902,434
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$11,095,572	$79,232	2.84%	$10,923,936	68,067	2.47%
Time deposits	1,769,952	18,553	4.17	1,319,126	10,631	3.20
Total interest-bearing deposits	12,865,524	97,785	3.02	12,243,062	78,698	2.55
Federal funds purchased	43	1	9.25	54	1	7.35
Securities sold under agreement to repurchase	157,178	1,335	3.38	154,687	1,344	3.45
FHLB and other borrowed funds	1,300,876	14,383	4.40	773,345	8,161	4.19
Subordinated debentures	439,467	4,121	3.73	440,054	4,121	3.72
Total interest-bearing liabilities	14,763,088	117,625	3.17%	13,611,202	92,325	2.69%
Non-interest-bearing liabilities
Non-interest-bearing deposits	3,993,187			4,434,394
Other liabilities	247,797			189,499
Total liabilities	19,004,072			18,235,095
Stockholders’ equity	3,889,712			3,667,339
Total liabilities and stockholders’ equity	$22,893,784			$21,902,434
Net interest spread			3.43%			3.40%
Net interest income and margin		$217,836	4.28%		$203,230	4.19%

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$878,368	$35,188	5.35%	$313,637	$10,742	4.58%
Federal funds sold	4,688	182	5.19	3,577	156	5.83
Investment securities – taxable	3,436,874	96,822	3.76	3,726,710	104,559	3.75
Investment securities – non-taxable	1,202,003	29,077	3.23	1,280,947	27,848	2.91
Loans receivable	14,633,382	821,930	7.50	14,307,358	729,943	6.82
Total interest-earning assets	20,155,315	983,199	6.52%	19,632,229	873,248	5.95%
Non-earning assets	2,662,627			2,640,096
Total assets	$22,817,942			$22,272,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$11,084,397	$232,757	2.80%	$11,246,350	185,560	2.21%
Time deposits	1,729,400	53,317	4.12	1,189,620	22,447	2.52
Total interest-bearing deposits	12,813,797	286,074	2.98	12,435,970	208,007	2.24
Federal funds purchased	26	1	5.14	59	3	6.80
Securities sold under agreement to repurchase	163,013	4,102	3.36	144,603	3,333	3.08
FHLB and other borrowed funds	1,301,005	42,914	4.41	701,748	20,947	3.99
Subordinated debentures	439,613	12,340	3.75	440,199	12,368	3.76
Total interest-bearing liabilities	14,717,454	345,431	3.14%	13,722,579	244,658	2.38%
Non-interest-bearing liabilities
Non-interest-bearing deposits	4,031,447			4,729,515
Other liabilities	242,422			197,498
Total liabilities	18,991,323			18,649,592
Stockholders’ equity	3,826,619			3,622,733
Total liabilities and stockholders’ equity	$22,817,942			$22,272,325
Net interest spread			3.38%			3.57%
Net interest income and margin		$637,768	4.23%		$628,590	4.28%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and nine months ended September 30, 2024 compared to the same period in 2023, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 over 2023			2024 over 2023
	Volume	Yield / Rate	Total	Volume	Yield / Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$9,413	$355	$9,768	$22,341	$2,105	$24,446
Federal funds sold	(4)	(16)	(20)	45	(19)	26
Investment securities – taxable	(1,931)	(1,583)	(3,514)	(8,163)	426	(7,737)
Investment securities – non-taxable	(823)	1,970	1,147	(1,785)	3,014	1,229
Loans receivable	10,322	22,203	32,525	16,943	75,044	91,987
Total interest income	16,977	22,929	39,906	29,381	80,570	109,951
Interest expense:
Interest-bearing transaction and savings deposits	1,085	10,080	11,165	(2,709)	49,906	47,197
Time deposits	4,214	3,708	7,922	12,879	17,991	30,870
Federal funds purchased	—	—	—	(1)	(1)	(2)
Securities sold under agreement to repurchase	21	(30)	(9)	447	322	769
FHLB and other borrowed funds	5,815	407	6,222	19,561	2,406	21,967
Subordinated debentures	(6)	6	—	(16)	(12)	(28)
Total interest expense	11,129	14,171	25,300	30,161	70,612	100,773
Increase (decrease) in net interest income	$5,848	$8,758	$14,606	$(780)	$9,958	$9,178
Provision for Credit Losses
Credit Loss Expense: During the three months ended September 30, 2024, the Company recorded $18.9 million in credit loss expense. The $18.9 million of credit loss expense includes $18.2 million in provision for credit losses on loans. Of the $18.2 million provision for credit losses on loans recorded, $16.7 million was used to establish a hurricane reserve for loans located in the FEMA disaster areas impacted by Hurricane Helene, which made landfall during the quarter. The hurricane related reserve had a six-cent impact to diluted earnings per share for the quarter. The remaining portion of the provision was related to loan growth. The Company also recorded a $1.0 million provision for credit losses on unfunded commitments and recorded a $330,000 recovery of credit losses on available-for-sale investments due to an improvement in the unrealized losses for one of our subordinated debt investments. During the nine months ended September 30, 2024, the Company recorded $31.4 million in credit loss expense. The $31.4 million of credit loss expense includes $31.7 million in provision for credit losses on loans, which as partially offset by the $330,000 recovery of credit losses on available-for-sale investments due to an improvement in the unrealized losses for one of our subordinated debt investments. Of the $31.7 million provision for credit losses on loans recorded, $16.7 million was used to establish a hurricane reserve for loans. The remaining portion of the provision was related to loan growth. For both the three and nine month periods ended September 30, 2024, the Company determined the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no additional provision was considered necessary for the HTM portfolio.
Net charge-offs to average total loans was 0.04% and 0.08% for the three months ended September 30, 2024 and 2023, respectively, and net charge-offs to average total loans was 0.07% and 0.10% for the nine months ended September 30, 2024 and 2023, respectively.

Non-Interest Income
Total non-interest income was $42.8 million and $127.4 million for the three and nine months ended September 30, 2024, compared to $43.4 million and $127.1 million for the same period in 2023. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending income, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.
Table 6 measures the various components of our non-interest income for the three and nine months ended September 30, 2024 and 2023.
Table 6: Non-Interest Income

	Three Months Ended September 30,		2024 Change from 2023		Nine Months Ended September 30,		2024 Change from 2023
	2024	2023			2024	2023
	(Dollars in thousands)
Service charges on deposit accounts	$9,888	$10,062	$(174)	(1.7)%	$29,288	$29,135	$153	0.5%
Other service charges and fees	10,490	10,128	362	3.6	31,358	33,766	(2,408)	(7.1)
Trust fees	4,403	4,660	(257)	(5.5)	14,191	13,576	615	4.5
Mortgage lending income	4,437	3,132	1,305	41.7	12,271	8,353	3,918	46.9
Insurance commissions	595	562	33	5.9	1,668	1,606	62	3.9
Increase in cash value of life insurance	1,161	1,170	(9)	(0.8)	3,635	3,485	150	4.3
Dividends from FHLB, FRB, FNBB & other	2,637	2,916	(279)	(9.6)	8,642	8,632	10	0.1
Gain on sale of SBA loans	145	97	48	49.5	399	236	163	69.1
Gain on sale of branches, equipment and other assets, net	32	—	32	100.0	2,076	924	1,152	124.7
Gain on OREO, net	85	—	85	100.0	151	319	(168)	(52.7)
Fair value adjustment for marketable securities	1,392	4,507	(3,115)	(69.1)	2,121	(6,118)	8,239	134.7
Other income	7,514	6,179	1,335	21.6	21,552	33,172	(11,620)	(35.0)
Total non-interest income	$42,779	$43,413	$(634)	(1.5)%	$127,352	$127,086	$266	0.2%
Non-interest income decreased $634,000, or 1.5%, to $42.8 million for the three months ended September 30, 2024 from $43.4 million for the same period in 2023. The primary factor that resulted in this decrease was the decreases in fair value adjustment for marketable securities, which was partially offset by increases in other service charges and fees, mortgage lending income and other income.
Additional details for the three months ended September 30, 2024 on some of the more significant changes are as follows:
•The $362,000 increase in other service charges and fees is primarily related to an increase in Centennial CFG property finance loan fees.
•The $1.3 million increase in mortgage lending income is primarily related to an increase in volume of secondary market loans from the lower volume of loans during 2023.
•The $3.1 million decrease in the fair value adjustment for marketable securities is due to the changes in the fair value of marketable securities held by the Company.
•The $1.3 million increase in other income is primarily due to a $737,000 increase in rental income from other real estate owned ("OREO"), a $230,000 increase in investment brokerage fee income and a $705,000 increase in recoveries on historic losses, partially offset by a $338,000 reduction in BOLI death benefit income.
Non-interest income increased $266,000, or 0.2%, to $127.4 million for the nine months ended September 30, 2024 from $127.1 million for the same period in 2023. The primary factors that resulted in this increase were the increases in fair value adjustment for marketable securities, trust fees, mortgage lending income and the gain on sale of branches, equipment and other assets, net, which was partially offset by decreases in other service charges and fees and other income.

Additional details for the nine months ended September 30, 2024 on some of the more significant changes are as follows:
•The $2.4 million decrease in other service charges and fees is primarily related to decreases in Centennial CFG property finance loan fees and Mastercard income.
•The $614,000 increase in trust fees is primarily related to increases in personal trust fees, employee trust fees, IRA fees and retirement fees.
•The $3.9 million increase in mortgage lending income is primarily related to an increase in volume of secondary market loans from the lower volume of loans during 2023.
•The $1.1 million increase in gain on sale of branches, equipment and other assets, net is primarily due to the sale of a building from our Texas region.
•The $8.2 million increase in the fair value adjustment for marketable securities is due to the changes in the fair value of marketable securities held by the Company.
•The $11.6 million decrease in other income is primarily due to a $9.9 million reduction in income for equity method investments, a $3.0 million reduction in BOLI death benefit income and a $3.5 million decrease in recoveries on historic losses, partially offset by a $2.9 million increase in rental income from OREO and a $1.5 million increase in investment brokerage fee income.
Non-Interest Expense
Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees, other professional fees and other expenses.
Table 7 below sets forth a summary of non-interest expense for the three and nine months ended September 30, 2024 and 2023.
Table 7: Non-Interest Expense

	Three Months Ended September 30,		2024 Change from 2023		Nine Months Ended September 30,		2024 Change from 2023
	2024	2023			2024	2023
	(Dollars in thousands)
Salaries and employee benefits	$58,861	$64,512	$(5,651)	(8.8)%	$180,198	$193,536	$(13,338)	(6.9)%
Occupancy and equipment	14,546	15,463	(917)	(5.9)	43,505	45,338	(1,833)	(4.0)
Data processing expense	9,088	9,103	(15)	(0.2)	27,170	27,222	(52)	(0.2)
Other operating expenses:
Advertising	1,810	2,295	(485)	(21.1)	5,156	6,624	(1,468)	(22.2)
Amortization of intangibles	2,095	2,477	(382)	(15.4)	6,375	7,432	(1,057)	(14.2)
Electronic banking expense	3,569	3,709	(140)	(3.8)	10,137	10,714	(577)	(5.4)
Directors' fees	362	417	(55)	(13.2)	1,283	1,415	(132)	(9.3)
Due from bank service charges	302	282	20	7.1	860	841	19	2.3
FDIC and state assessment	3,360	2,794	566	20.3	12,172	9,514	2,658	27.9
Insurance	926	878	48	5.5	2,734	2,694	40	1.5
Legal and accounting	1,902	1,514	388	25.6	6,600	4,038	2,562	63.4
Other professional fees	2,062	2,117	(55)	(2.6)	6,406	7,175	(769)	(10.7)
Operating supplies	673	860	(187)	(21.7)	1,969	2,361	(392)	(16.6)
Postage	522	491	31	6.3	1,542	1,578	(36)	(2.3)
Telephone	455	544	(89)	(16.4)	1,369	1,645	(276)	(16.8)
Other expense	9,512	7,306	2,206	30.2	27,250	23,561	3,689	15.7
Total non-interest expense	$110,045	$114,762	$(4,717)	(4.1)%	$334,726	$345,688	$(10,962)	(3.2)%

Non-interest expense decreased $4.7 million, or 4.1%, to $110.0 million for the three months ended September 30, 2024 from $114.8 million for the same period in 2023. The primary factors that resulted in this decrease were the decrease in salaries and employee benefits, occupancy and equipment expense, advertising expense and amortization of intangibles, which were partially offset by increases in FDIC and state assessment expense, legal and accounting expense and other expense.
Additional details for the three months ended September 30, 2024 on some of the more significant changes are as follows:
•The $5.7 million decrease in salaries and employee benefits expense is primarily due to the Company's project to reduce the size of its workforce and a decrease in deferred loan costs.
•The $917,000 decrease in occupancy and equipment expense is primarily due to decreased lease, utility and maintenance expenses.
•The $485,000 decrease in advertising expense is primarily due to a decreased volume of advertising.
•The $382,000 decrease in amortization of intangibles is due to the core deposit intangible ("CDI") from the acquisition of Liberty Bank being fully amortized in 2023.
•The $566,000 increase in FDIC and state assessment expense is primarily due to a true-up which was recorded in September 2023 as a result of an FDIC assessment rate reduction.
•The $388,000 increase in legal and accounting expense is primarily due to ongoing legal matters.
•The $2.2 million increase in other expense is primarily due to increases in OREO expense.
Non-interest expense decreased $11.0 million, or 3.2%, to $334.7 million for the nine months ended September 30, 2024 from $345.7 million for the same period in 2023. The primary factors that resulted in this decrease were the decrease in salaries and employee benefits, occupancy and equipment expense, advertising expense, amortization of intangibles, electronic banking expense and other professional fees, which were partially offset by an increase in FDIC and state assessment, legal and accounting expense and other expense.
Additional details for the nine months ended September 30, 2024 on some of the more significant changes are as follows:
•The $13.3 million decrease in salaries and employee benefits expense is primarily due to the Company's project to reduce the size of its workforce and a decrease in deferred loan costs.
•The $1.8 million decrease in occupancy and equipment expense is primarily due to decreases in lease, utility, maintenance and other occupancy expenses.
•The $1.5 million decrease in advertising expense is primarily due to a decreased volume of advertising.
•The $1.1 million decrease in amortization of intangibles is primarily due to the CDI from the acquisition of Liberty Bank being fully amortized in 2023.
•The $577,000 decrease in electronic banking expense is primarily due to a decrease in debit card processing fees and interchange network expenses.
•The $2.7 million increase in FDIC and state assessment expense is primarily due to the remaining portion of the FDIC special assessment expense being incurred during the second quarter of 2024.
•The $2.6 million increase in legal and accounting expense is primarily due to ongoing legal matters.
•The $770,000 decrease in other professional fees is primarily due to cost saving measures following the acquisition of Happy.
•The $3.7 million increase in other expense is primarily due to an increase in OREO expense and miscellaneous loan costs, partially offset by decreases in travel expenses, reimbursable loan fees and other losses.

Income Taxes
Income tax expense decreased $1.8 million, or 5.8%, to $29.0 million for the three-month period ended September 30, 2024, from $30.8 million for the same period in 2023. Income tax expense decreased $1.2 million, or 1.3%, to $91.2 million for the nine-month period ended September 30, 2024, from $92.4 million for the same period in 2023. The effective income tax rate was 22.50% and 23.22% for the three and nine months ended September 30, 2024, respectively, compared to 23.85% and 23.15% for the same periods in 2023, respectively. The marginal tax rate was 24.989% and 24.6735% for 2024 and 2023, respectively.
Financial Condition as of and for the Period Ended September 30, 2024 and December 31, 2023
Our total assets as of September 30, 2024 increased $166.5 million to $22.82 billion from $22.66 billion reported as of December 31, 2023. Cash and cash equivalents increased $17.5 million for the nine months ended September 30, 2024. Our loan portfolio balance increased to $14.82 billion as of September 30, 2024 from $14.42 billion at December 31, 2023. The increase in loans was primarily due to $350.4 million of organic loan growth in our community banking footprint and $48.9 million of organic loan growth from our Centennial CFG franchise. These increases were partially offset by a $242.1 million decrease in investment securities resulting from paydowns and maturities during the first nine months of 2024. Total deposits decreased $82.0 million to $16.71 billion as of September 30, 2024 from $16.79 billion as of December 31, 2023. Stockholders’ equity increased $168.7 million to $3.96 billion as of September 30, 2024, compared to $3.79 billion as of December 31, 2023. The $168.7 million increase in stockholders’ equity is primarily associated with the $301.7 million in net income and $54.2 million in other comprehensive income for the nine months ended September 30, 2024, which was partially offset by the $111.2 million of shareholder dividends paid and stock repurchases of $83.6 million.
Loan Portfolio
Loans Receivable
Our loan portfolio averaged $14.76 billion and $14.19 billion during the three months ended September 30, 2024 and 2023, respectively. Our loan portfolio averaged $14.63 billion and $14.31 billion during the nine months ended September 30, 2024 and 2023, respectively. Loans receivable were $14.82 billion and $14.42 billion as of September 30, 2024 and December 31, 2023, respectively.
From December 31, 2023 to September 30, 2024, the Company experienced an increase of approximately $399.3 million in loans. The increase in loans was primarily due to $350.4 million of organic loan growth in our community banking footprint and $48.9 million of organic loan growth from our Centennial CFG franchise.
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, Texas, Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Texas, Alabama and New York. Loans receivable were approximately $3.38 billion, $4.10 billion, $3.90 billion, $115.8 million, $1.32 billion and $2.00 billion as of September 30, 2024 in Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG, respectively.

Table 8 presents our loans receivable balances by category as of September 30, 2024 and December 31, 2023.
Table 8: Loans Receivable

	September 30, 2024	December 31, 2023
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$5,496,536	$5,549,954
Construction/land development	2,741,419	2,293,047
Agricultural	335,965	325,156
Residential real estate loans:
Residential 1-4 family	1,932,352	1,844,260
Multifamily residential	482,648	435,736
Total real estate	10,988,920	10,448,153
Consumer	1,219,197	1,153,690
Commercial and industrial	2,084,667	2,324,991
Agricultural	352,963	307,327
Other	178,232	190,567
Total loans receivable	$14,823,979	$14,424,728
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
As of September 30, 2024, we had approximately $1.13 billion of construction/land development loans which were collateralized by land. This consisted of approximately $104.8 million for raw land and approximately $1.02 billion for land with commercial and/or residential lots.
As of September 30, 2024, commercial real estate ("CRE") loans totaled $8.57 billion, or 57.8%, of loans receivable, as compared to $8.17 billion, or 56.7%, of loans receivable, as of December 31, 2023. CRE loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $2.18 billion, $2.57 billion, $2.19 billion, $46.7 million, zero and $1.59 billion at September 30, 2024, respectively.
Table 9 presents the composition of the funded and unfunded balances of our CRE portfolio by loan type, as of September 30, 2024 and December 31, 2023, and their respective percentages of our total CRE portfolio.

Table 9: CRE Loan Concentrations

	September 30, 2024
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$839,534	9.8%	$74,073	2.8%
Office Building	994,304	11.6	70,082	2.6
Hotel	1,090,495	12.7	27,495	1.0
Industrial	454,249	5.3	36,031	1.4
Retail	529,578	6.2	10,939	0.4
Owner-Occupied (1)	1,588,376	18.5	138,205	5.2
Construction/Land Development:
Construction Residential-Spec	443,594	5.2	379,275	14.3
Residential Land Development	526,361	6.1	86,761	3.3
Construction Commercial	452,200	5.3	401,987	15.2
Construction Multi Family	435,895	5.1	979,162	36.9
Commercial Land Development	495,569	5.8	57,107	2.2
Construction Residential-Presold	180,635	2.1	143,082	5.4
Construction Hotel	102,415	1.2	194,169	7.3
Raw Land	104,750	1.2	9,831	0.4
Agricultural (1)	335,965	3.9	43,743	1.6
Total Commercial Real Estate (2)	$8,573,920	100.0%	$2,651,942	100.0%

	December 31, 2023
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$979,802	12.0%	$79,598	3.2%
Office Building	1,023,917	12.5	89,464	3.6
Hotel	1,067,028	13.1	34,374	1.4
Industrial	401,125	4.9	37,342	1.5
Retail	579,886	7.1	19,744	0.8
Owner-Occupied (1)	1,498,196	18.4	98,681	4.0
Construction/Land Development:
Construction Residential-Spec	408,023	5.0	427,563	17.2
Residential Land Development	475,615	5.8	88,856	3.6
Construction Commercial	492,421	6.0	388,486	15.7
Construction Multi Family	189,711	2.3	753,285	30.3
Commercial Land Development	327,194	4.0	51,303	2.1
Construction Residential-Presold	200,114	2.4	160,809	6.5
Construction Hotel	127,784	1.6	227,530	9.2
Raw Land	72,185	0.9	1,119	—
Agricultural (1)	325,156	4.0	21,640	0.9
Total Commercial Real Estate (2)	$8,168,157	100.0%	$2,479,794	100.0%
(1)     Agriculture real estate loans and owner-occupied non-farm non-residential loans are not included within CRE for regulatory reporting purposes.
(2)     Excludes multi-family residential loans of $482.6 million and $435.7 million as of September 30, 2024 and December 31, 2023, respectively, which are included in the residential real estate loans throughout the filing. Multi-family residential loans are included in CRE for regulatory purposes.

Table 10 presents the composition of our CRE loan portfolio by the ten largest geographical locations of the collateral as of September 30, 2024 and December 31, 2023.
Table 10: Geographical Locations of CRE Loans

	Top 10 Geographical States for CRE Loan Collateral Concentrations
	Florida	Texas	Arkansas	New York	Georgia	California	Alabama	Utah	Pennsylvania	Tennessee	All Other	Total
As of September 30, 2024
Non-Farm/Non-Residential:
Single Purpose Building	$270,620	$227,606	$173,900	$51,347	$17,589	$—	$11,974	$—	$—	$2,324	$84,174	$839,534
Office Building	327,949	267,300	78,942	50,172	91,735	—	19,059	—	25,615	—	133,532	994,304
Hotel	571,392	237,400	100,769	4,949	23,524	16,419	18,787	—	—	7,307	109,948	1,090,495
Industrial	40,732	89,917	40,520	57,518	—	21,263	68,821	—	—	—	135,478	454,249
Retail	151,221	267,717	55,988	4,159	—	(115)	12,254	—	—	442	37,912	529,578
Owner-Occupied (1)	493,186	427,909	367,675	—	21,807	5,808	27,414	—	84,067	6,966	153,544	1,588,376
Construction/Land Development:
Construction Residential - Spec	141,263	98,077	39,050	117,732	—	38,387	(8)	—	—	—	9,093	443,594
Residential Land Development	147,206	98,772	53,025	—	215	—	2,882	166,309	—	2,197	55,755	526,361
Construction Commercial	146,142	188,651	54,608	—	2,817	(235)	6,407	10,510	419	9,049	33,832	452,200
Construction Multi Family	174,172	70,570	26,626	112,218	—	22,005	—	—	218	25,159	4,927	435,895
Commercial Land Development	75,012	63,063	30,375	80,035	38,585	50,644	9,757	—	—	44,019	104,079	495,569
Construction Residential - Presold	89,669	60,187	29,043	—	—	—	601	—	—	—	1,135	180,635
Construction Hotel	16,018	50,906	15,915	—	10,497	—	2,687	—	—	—	6,392	102,415
Raw Land	8,858	9,003	29,773	—	—	32,548	1,677	—	—	—	22,891	104,750
Agricultural (1)	30,811	173,443	109,692	—	—	—	4,161	—	—	—	17,858	335,965
Total Commercial Real Estate (2)	$2,684,251	$2,330,521	$1,205,901	$478,130	$206,769	$186,724	$186,473	$176,819	$110,319	$97,463	$910,550	$8,573,920

	Top 10 Geographical States for CRE Loan Collateral Concentrations
	Florida	Texas	Arkansas	New York	Utah	Alabama	Georgia	California	Pennsylvania	Oklahoma	All Other	Total
As of December 31, 2023
Non-Farm/Non-Residential:
Single Purpose Building	$301,505	$330,203	$183,961	$52,945	$—	$11,810	$5,228	$1,396	$2,317	$5,200	$85,237	$979,802
Office Building	323,320	276,425	86,951	50,294	—	19,686	95,457	—	28,501	42,885	100,398	1,023,917
Hotel	518,592	223,750	106,975	59,910	—	19,374	23,760	—	—	24,254	90,413	1,067,028
Industrial	41,138	64,060	39,517	93,323	—	71,465	—	24,796	—	—	66,826	401,125
Retail	177,569	243,364	64,049	7,285	—	11,977	—	23,372	—	319	51,951	579,886
Owner-Occupied (1)	476,507	429,440	309,584	—	9,376	15,654	23,991	4,617	86,874	18,993	123,160	1,498,196
Construction/Land Development:												—
Construction Residential - Spec	124,019	103,483	35,461	88,670	—	2,763	497	40,624	—	—	12,506	408,023
Residential Land Development	93,644	123,284	47,952	—	189,435	2,868	226	—	—	—	18,206	475,615
Construction Commercial	115,757	226,684	31,964	—	—	4,293	11,248	—	—	—	102,475	492,421
Construction Multi Family	44,179	26,082	48,485	53,711	—	—	—	8,376	189	—	8,689	189,711
Commercial Land Development	71,670	35,647	33,294	81,004	—	5,764	—	19,029	—	—	80,786	327,194
Construction Residential - Presold	125,004	49,654	23,248	—	—	1,184	—	—	—	125	899	200,114
Construction Hotel	70,781	50,346	3,208	—	—	(208)	(130)	—	—	—	3,787	127,784
Raw Land	8,283	15,334	23,649	—	—	2,837	—	20,894	—	—	1,188	72,185
Agricultural (1)	23,637	182,495	99,243	—	—	3,104	360	—	—	1,227	15,090	325,156
Total Commercial Real Estate (2)	$2,515,605	$2,380,251	$1,137,541	$487,142	$198,811	$172,571	$160,637	$143,104	$117,881	$93,003	$761,611	$8,168,157
(1)     Agriculture real estate loans and owner-occupied non-farm non-residential loans are not included within CRE for regulatory reporting purposes.

(2)     Excludes multi-family residential loans of $482.6 million and $435.7 million as of September 30, 2024 and December 31, 2023, respectively, which are included in the residential real estate loans throughout the filing. Multi-family residential loans are included in CRE for regulatory purposes.
Our loan policy states that in order to achieve a well-balanced, diversified credit portfolio, concentrations containing inappropriate or excessive risk are to be avoided. It is the goal of the Company to maintain a prudent diversification of loans. We define a concentration of credit as direct or indirect obligations according to the following guidelines: (i) concentrations of 25% or more of total risk-based capital by individual borrower, small, interrelated group of individuals, single repayment source or individual project; (ii) concentrations of 100% or more of total risk-based capital by industry or product line. As of September 30, 2024, we have not met the threshold for the concentration limits. In addition, the Bank's Board of Directors monitors the CRE loan portfolio for concentrations related to geography, industry, and collateral type and determines applicable guidelines. The Chief Lending Officer also reviews the portfolio periodically to determine if any concentrations exist and makes recommendations with respect to setting internal guidelines.
The Company also monitors key risk indicators ("KRIs") on a quarterly basis for the overall loan portfolio as well as specific KRIs for the CRE portfolio. The KRIs are tied to the Bank's appetite for credit risk which is reflected in the Bank's credit policy and underwriting criteria. The KRIs related to underwriting include loan downgrades by loan review, loan downgrades to classified levels and loan policy exceptions (loan to value, debt coverage ratio and credit score). The KRIs related to CRE loans include concentrations of construction and land loans, concentrations of total CRE loans, CRE loans in excess of loan to value guidelines and total real estate loans in excess of loan to value guidelines. The results of the KRI analysis are presented to the Bank's Asset Quality Committee on a quarterly basis. Any exceptions to established limits and thresholds are monitored and addressed in a timely manner as required by the Asset Quality Committee.
The Company has a CRE strategy and contingency plan which outlines the principles required to adequately manage our CRE exposures. It discusses the inherent risks within CRE lending, as well as the risks unique to specific lending activities and property taxes. In addition, the plan outlines internal limits related to CRE lending, reasoning for operating outside those limits, and provides for a contingency plan to reduce the CRE exposures under adverse economic conditions or other situations where it is deemed necessary to do so. The responsibility for monitoring the CRE Strategy and Contingency Plan, and subsequent reporting to Management and the Board of Directors lies with the Chief Lending Officer and the Asset Quality Committee of the Board of Directors. Within the CRE Strategy and Contingency Plan, we established four adverse economic triggers to measure on an ongoing basis to attempt to determine when a change in CRE strategy might be warranted, at least from an external economic perspective. If one or a combination of these triggers have exceeded Board approved thresholds, the Executive Risk Committee will determine which action or combination of actions to take based on the specific situation. The required actions are likely to focus on tightening/loosening of underwriting criteria, potential capital raises or loan distribution actions such as selling or participating loans. However, other action steps may be considered necessary depending upon the specific situation. As of September 30, 2024, the leading economic indicator trigger exceeded our internal guidelines, but we have not recommended any additional changes to our underwriting standards because the Company considers the current standards to be adequate in addressing the risks to our CRE portfolio.
Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 55.8% and 37.5% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of September 30, 2024, with the remaining 6.7% relating to condominiums and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of September 30, 2024, residential real estate loans totaled $2.42 billion, or 16.3%, of loans receivable, compared to $2.28 billion, or 15.8%, of loans receivable, as of December 31, 2023. Residential real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $572.2 million, $1.03 billion, $621.0 million, $37.9 million, zero and $149.8 million at September 30, 2024, respectively.
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
As of September 30, 2024, consumer loans totaled $1.22 billion, or 8.2%, of loans receivable, compared to $1.15 billion, or 8.0%, of loans receivable, as of December 31, 2023. Consumer loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $23.0 million, $7.0 million, $11.8 million, $454,000, $1.18 billion and zero at September 30, 2024, respectively.

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
As of September 30, 2024, commercial and industrial loans totaled $2.08 billion, or 14.1%, of loans receivable, compared to $2.32 billion, or 16.1%, of loans receivable, as of December 31, 2023. Commercial and industrial loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $416.1 million, $448.5 million, $821.4 million, $25.2 million, $143.2 million and $230.2 million at September 30, 2024, respectively.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $79.6 million and $130.7 million in PCD loans, as of September 30, 2024 and December 31, 2023, respectively.
Table 11 sets forth information with respect to our non-performing assets as of September 30, 2024 and December 31, 2023. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 11: Non-performing Assets

	As of September 30, 2024	As of December 31, 2023
	(Dollars in thousands)
Non-accrual loans	$95,747	$59,971
Loans past due 90 days or more (principal or interest payments)	5,356	4,130
Total non-performing loans	101,103	64,101
Other non-performing assets
Foreclosed assets held for sale, net	43,040	30,486
Other non-performing assets	63	785
Total other non-performing assets	43,103	31,271
Total non-performing assets	$144,206	$95,372
Allowance for credit losses to non-accrual loans	326.46%	480.62%
Allowance for credit losses to non-performing loans	309.16	449.66
Non-accrual loans to total loans	0.65	0.42
Non-performing loans to total loans	0.68	0.44
Non-performing assets to total assets	0.63	0.42

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
Total non-performing loans were $101.1 million and $64.1 million as of September 30, 2024 and December 31, 2023, respectively. Non-performing loans at September 30, 2024 were $30.4 million, $40.8 million, $20.0 million, $391,000, $6.8 million and $2.8 million in the Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets, respectively.
The $2.8 million balance of non-accrual loans for our Centennial CFG Capital Markets Group consists of two loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. The loans are not current on either principal or interest, and we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve. Any interest payments that are received will be applied to the principal balance. In addition, the $22.8 million balance of foreclosed assets held for sale for our Centennial CFG Property Finance Group consists of an office building located in California. This represents the largest component of the Company's $43.0 million in foreclosed assets held for sale.
Debt restructuring generally occurs when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in potentially an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our restructured loans that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. As of September 30, 2024, we had $6.5 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual, and we had $17.7 million of restructured loans that are not in compliance with the modified terms and are reported as non-accrual. Of the $6.5 million of restructured loans that are in compliance with the modified terms, our Arkansas market contained $1.5 million, our Florida market contained $1.2 million, our Texas market contained $1.5 million and our New York region contained $2.2 million of these restructured loans. Of the $17.7 million of restructured loans not in compliance with the modified terms, our Arkansas market contained $1.3 million, our Florida market contained $16.0 million and our Texas market contained $425,000.
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
The majority of the Bank’s restructured loans relate to real estate lending and generally involve reducing the interest rate, changing from a principal and interest payment to interest-only, lengthening the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At September 30, 2024, the amount of restructured loans was $24.2 million. As of September 30, 2024, 26.8% of all restructured loans were performing to the terms of the restructure.
Total foreclosed assets held for sale were $43.0 million as of September 30, 2024, compared to $30.5 million as of December 31, 2023, for an increase of $12.6 million. The foreclosed assets held for sale as of September 30, 2024 are comprised of $21,000 located in Arkansas, $7.3 million located in Florida, $13.0 million located in Texas, zero in Alabama, zero in SPF and $22.8 million in Centennial CFG. The majority of the foreclosed assets held for sale is comprised of three properties. The first is an office building located in Santa Monica, California with a carrying value of $22.8 million. The second is an apartment complex which is under construction in Gunter, Texas with a carrying value of $12.8 million, and the third is an office building located in Miami, Florida with a carrying value of $7.0 million. These three properties account for $42.6 million of the balance of foreclosed assets held for sale at September 30, 2024.

Table 12 shows the summary of foreclosed assets held for sale as of September 30, 2024 and December 31, 2023.
Table 12: Foreclosed Assets Held For Sale

	As of September 30, 2024	As of December 31, 2023
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$29,824	$29,894
Construction/land development	12,919	47
Residential real estate loans
Residential 1-4 family	297	545
Total foreclosed assets held for sale	$43,040	$30,486
The Company had $134.1 million and $94.9 million in impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) for the periods ended September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets accounted for approximately $35.7 million, $42.0 million, $41.3 million, $391,000, $9.7 million and $5.0 million of the impaired loans, respectively.
The amortized cost balance for loans with a specific allocation increased from $10.5 million to $74.3 million, and the specific allocation for impaired loans increased by approximately $14.0 million at September 30, 2024 compared to December 31, 2023.
Past Due and Non-Accrual Loans
Table 13 shows the summary of non-accrual loans as of September 30, 2024 and December 31, 2023:
Table 13: Total Non-Accrual Loans

	As of September 30, 2024	As of December 31, 2023
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$48,086	$13,178
Construction/land development	5,403	12,094
Agricultural	737	431
Residential real estate loans
Residential 1-4 family	23,905	20,351
Total real estate	78,723	46,054
Consumer	7,501	3,423
Commercial and industrial	8,511	9,982
Agricultural & other	1,012	512
Total non-accrual loans	$95,747	$59,971
If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.5 million and $1.9 million, respectively, would have been recorded for both of the three-month periods ended September 30, 2024 and 2023. If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $4.5 million and $5.5 million, respectively, would have been recorded for both of the nine-month periods ended September 30, 2024 and 2023. The interest income recognized on non-accrual loans for the three months ended September 30, 2024 and 2023 was considered immaterial.
Table 14 shows the summary of accruing past due loans 90 days or more as of September 30, 2024 and December 31, 2023:

Table 14: Loans Accruing Past Due 90 Days or More

	As of September 30, 2024	As of December 31, 2023
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$709	$2,177
Construction/land development	657	255
Residential real estate loans
Residential 1-4 family	1,495	84
Total real estate	2,861	2,516
Consumer	28	79
Commercial and industrial	2,405	1,535
Agricultural & Other	62	—
Total loans accruing past due 90 days or more	$5,356	$4,130
Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.68% and 0.44% at September 30, 2024 and December 31, 2023, respectively.
Allowance for Credit Losses
Overview. The allowance for credit losses on loans receivable increased from $288.2 million as of December 31, 2023 to $312.6 million as of September 30, 2024. The specific reserve for loans individually analyzed for credit losses was $20.4 million on $206.8 million of individually analyzed loans as of September 30, 2024, compared to a reserve of $6.4 million on $171.7 million of individually analyzed loans as of December 31, 2023. The allowance for credit losses as a percentage of loans was 2.11% and 2.00% at September 30, 2024 and December 31, 2023, respectively.
Loans Collectively Evaluated for Credit Loss. Loans receivable collectively evaluated for credit loss increased by approximately $364.1 million from $14.25 billion at December 31, 2023 to $14.62 billion at September 30, 2024. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for credit loss to the total loans collectively evaluated for credit loss was 2.00% and 1.98% at September 30, 2024 and December 31, 2023, respectively.
Charge-offs and Recoveries. Total charge-offs decreased to $2.0 million for the three months ended September 30, 2024, compared to $3.4 million for the same period in 2023. Total charge-offs decreased to $9.1 million for the nine months ended September 30, 2024, compared to $12.5 million for the same period in 2023. Total recoveries were $519,000 and $528,000 for the three months ended September 30, 2024 and 2023, respectively. Total recoveries were $1.7 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, net charge-offs were $538,000 for Arkansas, $310,000 for Florida, $503,000 for Texas, $4,000 for Alabama, $127,000 for SPF and zero for Centennial CFG. These equal a net charge-off position of $1.5 million. For the nine months ended September 30, 2024, net charge-offs were $3.1 million for Arkansas, $835,000 for Florida, $2.9 million for Texas, $23,000 for Alabama, $287,000 for SPF and $222,000 for Centennial CFG. These equal a net charge-off position of $7.4 million.
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

Table 15 shows the allowance for credit losses, charge-offs and recoveries as of and for the three and nine months ended September 30, 2024 and 2023.
Table 15: Analysis of Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Balance, beginning of period	$295,856	$285,683	$288,234	$289,669
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	—	1,945	1,164	2,016
Construction/land development	—	150	81	175
Agricultural	—	5	—	7
Residential real estate loans:
Residential 1-4 family	42	103	260	192
Total real estate	42	2,203	1,505	2,390
Consumer	402	102	799	464
Commercial and industrial	741	183	4,500	7,015
Other	816	961	2,273	2,594
Total loans charged off	2,001	3,449	9,077	12,463
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	34	25	59	517
Construction/land development	7	33	96	103
Residential real estate loans:
Residential 1-4 family	54	22	149	153
Multifamily residential	—	—	—	8
Total real estate	95	80	304	781
Consumer	13	22	74	79
Commercial and industrial	143	119	503	375
Other	268	307	836	821
Total recoveries	519	528	1,717	2,056
Net loans charged off	1,482	2,921	7,360	10,407
Provision for credit loss	18,200	2,800	31,700	6,300
Balance, September 30	$312,574	$285,562	$312,574	$285,562
Net charge-offs to average loans receivable	0.04%	0.08%	0.07%	0.10%
Allowance for credit losses to total loans	2.11	2.00	2.11	2.00
Allowance for credit losses to net charge-offs	5,301.65	2,464.13	3,179.40	2,052.32

Table 16 presents the allocation of allowance for credit losses as of September 30, 2024 and December 31, 2023.
Table 16: Allocation of Allowance for Credit Losses

	As of September 30, 2024		As of December 31, 2023
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$93,121	37.0%	$77,194	38.5%
Construction/land development	63,398	18.5	33,877	15.9
Agricultural residential real estate loans	3,554	2.3	1,441	2.3
Residential real estate loans:
Residential 1-4 family	41,544	13.0	51,313	12.8
Multifamily residential	17,881	3.3	4,547	3.0
Total real estate	219,498	74.1	168,372	72.5
Consumer	28,113	8.2	24,728	8.0
Commercial and industrial	59,079	14.1	91,551	16.1
Agricultural	1,524	2.4	1,259	2.1
Other	4,360	1.2	2,324	1.3
Total	$312,574	100.0%	$288,234	100.0%
(1)Percentage of loans in each category to total loans receivable.
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 4.6 years as of September 30, 2024.
Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. We had $1.28 billion of held-to-maturity securities at both September 30, 2024 and December 31, 2023.
At September 30, 2024, $1.11 billion, or 86.7%, was invested in obligations of state and political subdivisions, compared to $1.11 billion, or 86.5%, as of December 31, 2023. As of September 30, 2024, $43.5 million, or 3.4%, was invested in obligations of U.S. Government-sponsored enterprises, compared to $43.3 million, or 3.4%, as of December 31, 2023. We had $125.9 million, or 9.9%, invested in U.S. government-sponsored mortgage-backed securities at September 30, 2024, compared to $130.3 million, or 10.2%, at December 31, 2023.
Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive (loss) income. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $3.27 billion and $3.51 billion as September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, $1.43 billion, or 43.6%, of our available-for-sale securities were invested in U.S. government-sponsored mortgage-backed securities, compared to $1.52 billion, or 43.3%, of our available-for-sale securities as of December 31, 2023. To reduce our income tax burden, $900.9 million, or 27.5%, of our available-for-sale securities portfolio as of September 30, 2024, were primarily invested in tax-exempt obligations of state and political subdivisions, compared to $916.3 million, or 26.1%, of our available-for-sale securities as of December 31, 2023. We had $311.8 million, or 9.5%, invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2024, compared to $346.6 million, or 9.9%, of our available-for-sale securities as of December 31, 2023. We had $262.2 million, or 8.0%, invested in non-government-sponsored asset backed securities as of September 30, 2024, compared to $363.5 million, or 10.4%, of our available-for-sale securities as of December 31, 2023. As of September 30, 2024, $177.9 million, or 5.4%, of our available-for-sale securities were invested in private mortgage-backed securities, compared to $175.4 million, or 5.0%, of our available-for-sale securities as of December 31, 2023. Also, we had approximately $192.3 million, or 5.9%, invested in other securities as of September 30, 2024, compared to $185.6 million, or 5.3% of our available-for-sale securities as of December 31, 2023.
During the quarter ended September 30, 2024, the Company recovered $330,000 in AFS reserves due to an improvement in the unrealized loss position of one of the Company's subordinated debt investments. For both the three and nine month periods ended September 30, 2024, the Company determined the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no additional provision was considered necessary for the HTM portfolio.
See Note 3 to the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.
Deposits
Our deposits averaged $16.86 billion and $16.85 billion for the three and nine months ended September 30, 2024, respectively. Our deposits averaged $16.68 billion and $17.17 billion for the three and nine months ended September 30, 2023, respectively. Total deposits were $16.71 billion as of September 30, 2024, and $16.79 billion as of December 31, 2023. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
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
Table 17 reflects the classification of the brokered deposits as of September 30, 2024 and December 31, 2023.
Table 17: Brokered Deposits

	September 30, 2024	December 31, 2023
	(In thousands)
Insured Cash Sweep and Other Transaction Accounts	$421,274	$401,004
Total Brokered Deposits	$421,274	$401,004
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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the target rate four times during 2023. First, on February 1, 2023, the target rate was increased to 4.50% to 4.75%, second, on March 22, 2023, the target rate was increased to 4.75% to 5.00%, third, on May 3, 2023, the target rate was increased to 5.00% to 5.25% and fourth, on July 26, 2023, the target rate was increased to 5.25% to 5.50%. On September 18, 2024, the Federal Reserve reduced the target rate to 4.75% to 5.00%.
Table 18 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and nine months ended September 30, 2024 and 2023.
Table 18: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2024		2023
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$3,993,187	—%	$4,434,394	—%
Interest-bearing transaction accounts	9,979,924	3.06	9,700,273	2.68
Savings deposits	1,115,648	0.88	1,223,663	0.79
Time deposits:
$100,000 or more	1,163,122	4.35	854,338	3.46
Other time deposits	606,830	3.82	464,788	2.71
Total	$16,858,711	2.31%	$16,677,456	1.87%

	Nine Months Ended September 30,
	2024		2023
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$4,031,447	—%	$4,729,515	—%
Interest-bearing transaction accounts	9,947,966	3.03	9,961,524	2.39
Savings deposits	1,136,431	0.87	1,284,826	0.77
Time deposits:
$100,000 or more	1,135,059	4.30	752,952	2.78
Other time deposits	594,341	3.77	436,668	2.08
Total	$16,845,244	2.27%	$17,165,485	1.62%
Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $37.3 million, or 26.3%, from $142.1 million as of December 31, 2023 to $179.4 million as of September 30, 2024.
FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $600.0 million at both September 30, 2024 and December 31, 2023. At September 30, 2024 and December 31, 2023, the entire $600.0 million of the outstanding balances were classified as long-term advances. The FHLB advances mature from 2025 to 2037 with fixed interest rates ranging from 3.37% to 4.84%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.

Other borrowed funds were $700.8 million as of September 30, 2024 and were classified as short-term advances. The Company had $701.3 million in other borrowed funds as of December 31, 2023. As of both September 30, 2024 and December 31, 2023, the Company had drawn $700.0 million from the Bank Term Funding Program in the ordinary course of business, and these advances mature on January 16, 2025.
Additionally, the Company had $1.24 billion and $1.33 billion at September 30, 2024 and December 31, 2023, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits.
Subordinated Debentures
Subordinated debentures were $439.4 million and $439.8 million as of September 30, 2024 and December 31, 2023, respectively.
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
Stockholders’ Equity
Stockholders’ equity increased $168.7 million to $3.96 billion as of September 30, 2024, compared to $3.79 billion as of December 31, 2023. The $168.7 million increase in stockholders’ equity is primarily associated with the $301.7 million in net income and the $54.2 million in other comprehensive income for the nine months ended September 30, 2024, which was partially offset by the $111.2 million of shareholder dividends paid and stock repurchases of $83.6 million in 2024. As of September 30, 2024 and December 31, 2023, our equity to asset ratio was 17.35% and 16.73%, respectively. Book value per share was $19.91 as of September 30, 2024, compared to $18.81 as of December 31, 2023, a 7.8% annualized increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.195 and $0.180 per share for the three months ended September 30, 2024 and 2023, respectively, and $0.555 and $0.54 per share for the nine months ended September 30, 2024 and 2023, respectively. The common stock dividend payout ratio for the three months ended September 30, 2024 and 2023 was 38.9% and 37.0%, respectively. The common stock dividend payout ratio for the nine months ended September 30, 2024 and 2023 was 36.9% and 35.7%, respectively. On October 18, 2024, the Board of Directors declared a regular $0.195 per share quarterly cash dividend payable December 4, 2024, to shareholders of record November 13, 2024.
Stock Repurchase Program. During the first nine months of 2024, the Company repurchased a total of 3,426,028 shares with a weighted-average stock price of $24.36 per share. Shares repurchased under the program as of September 30, 2024 since its inception total 26,411,743 shares. The remaining balance available for repurchase was 13,340,257 shares at September 30, 2024.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2024 and December 31, 2023, we met all regulatory capital adequacy requirements to which we were subject.
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

Table 19 presents our risk-based capital ratios on a consolidated basis as of September 30, 2024 and December 31, 2023.
Table 19: Risk-Based Capital

	As of September 30, 2024	As of December 31, 2023
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$3,959,789	$3,791,075
ASC 326 transitional period adjustment	8,123	16,246
Goodwill and core deposit intangibles, net	(1,440,198)	(1,446,573)
Unrealized loss on available-for-sale securities	194,862	249,075
Total common equity Tier 1 capital	2,722,576	2,609,823
Total Tier 1 capital	2,722,576	2,609,823
Tier 2 capital
Allowance for credit losses	312,574	288,234
ASC 326 transitional period adjustment	(8,123)	(16,246)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(70,729)	(40,509)
Qualifying allowance for credit losses	233,722	231,479
Qualifying subordinated notes	439,394	439,834
Total Tier 2 capital	673,116	671,313
Total risk-based capital	$3,395,692	$3,281,136
Average total assets for leverage ratio	$21,704,064	$20,981,774
Risk weighted assets	$18,578,700	$18,440,964
Ratios at end of period
Common equity Tier 1 capital	14.65%	14.15%
Leverage ratio	12.54	12.44
Tier 1 risk-based capital	14.65	14.15
Total risk-based capital	18.28	17.79
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00
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
In Table 20 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 20: Earnings, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$100,038	$98,453	$301,677	$306,686
Pre-tax adjustments:
FDIC special assessment	—	—	2,260	—
Fair value adjustment for marketable securities	(1,392)	(4,507)	(2,121)	6,118
Gain on sale of building	—	—	(2,059)	—
Recoveries on historic losses	—	—	—	(3,461)
BOLI death benefits	—	(338)	(162)	(3,117)
Total pre-tax adjustments	(1,392)	(4,845)	(2,082)	(460)
Tax-effect of adjustments(1)	(348)	(1,112)	(480)	(30)
Investment DTA write-off	2,030	—	2,030	—
Total adjustments after-tax (B)	(1,044)	(3,733)	428	(430)
Earnings, as adjusted (C)	$98,994	$94,720	$302,105	$306,256
Average diluted shares outstanding (D)	199,461	202,650	200,430	203,068
GAAP diluted earnings per share: A/D	$0.50	$0.49	$1.51	$1.51
Adjustments after-tax: B/D	—	(0.02)	—	—
Diluted earnings per common share excluding adjustments: C/D	$0.50	$0.47	$1.51	$1.51
(1) Blended statutory rate of 24.989% for 2024 and 24.6735% for 2023.

We had $1.44 billion, $1.45 billion, and $1.45 billion in total goodwill and core deposit intangibles as of September 30, 2024, December 31, 2023 and September 30, 2023, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity, return on average tangible equity excluding intangible amortization, and tangible equity to tangible assets are useful in evaluating our company. Management also believes return on average assets, as adjusted, return on average equity, as adjusted, and return on average tangible equity, as adjusted, are meaningful non-GAAP financial measures, as they exclude items such as certain non-interest income and expenses that management believes are not indicative of our primary business operating results. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 21 through 24, respectively.
Table 21: Tangible Book Value Per Share

	As of September 30, 2024	As of December 31, 2023
	(In thousands, except per share data)
Book value per share: A/B	$19.91	$18.81
Tangible book value per share: (A-C-D)/B	12.67	11.63
(A) Total equity	$3,959,789	$3,791,075
(B) Shares outstanding	198,879	201,526
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	42,395	48,770
Table 22: Return on Average Assets, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Return on average assets: A/D	1.74%	1.78%	1.77%	1.84%
Return on average assets, as adjusted: (A+C)/D	1.72	1.72	1.77	1.84
Return on average assets excluding intangible amortization: B/(D-E)	1.88	1.95	1.92	2.01
(A) Net income	$100,038	$98,453	$301,677	$306,686
Intangible amortization after-tax	1,572	1,866	4,782	5,598
(B) Earnings excluding intangible amortization	$101,610	$100,319	$306,459	$312,284
(C) Adjustments after-tax	$(1,044)	$(3,733)	$428	$(430)
(D) Average assets	22,893,784	21,902,434	22,817,942	22,272,325
(E) Average goodwill, core deposits and other intangible assets	1,441,654	1,450,478	1,443,770	1,452,933

Table 23: Return on Average Equity, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Return on average equity: A/D	10.23%	10.65%	10.53%	11.32%
Return on average common equity, as adjusted: (A+C)/D	10.12	10.25	10.55	11.30
Return on average tangible common equity: A/(D-E)	16.26	17.62	16.91	18.90
Return on average tangible equity excluding intangible amortization: B/(D-E)	16.51	17.95	17.18	19.24
Return on average tangible common equity, as adjusted: (A+C)/(D-E)	16.09	16.95	16.94	18.87
(A) Net income	$100,038	$98,453	$301,677	$306,686
(B) Earnings excluding intangible amortization	101,610	100,319	306,459	312,284
(C) Adjustments after-tax	(1,044)	(3,733)	428	(430)
(D) Average equity	3,889,712	3,667,339	3,826,619	3,622,733
(E) Average goodwill, core deposits and other intangible assets	1,441,654	1,450,478	1,443,770	1,452,933
Table 24: Tangible Equity to Tangible Assets

	As of September 30, 2024	As of December 31, 2023
	(Dollars in thousands)
Equity to assets: B/A	17.35%	16.73%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	11.78	11.05
(A) Total assets	$22,823,117	$22,656,658
(B) Total equity	3,959,789	3,791,075
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	42,395	48,770

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
Table 25: Efficiency Ratio, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net interest income (A)	$215,220	$201,937	$631,632	$624,175
Non-interest income (B)	42,779	43,413	127,352	127,086
Non-interest expense (C)	110,045	114,762	334,726	345,688
FTE Adjustment (D)	2,616	1,293	6,136	4,415
Amortization of intangibles (E)	2,095	2,478	4,280	4,955
Adjustments:
Non-interest income:
Fair value adjustment for marketable securities	$1,392	$4,507	$2,121	$(6,118)
Gain on OREO, net	85	—	151	319
Gain on branches, equipment and other assets, net	32	—	2,076	924
BOLI death benefits	—	338	162	3,117
Recoveries on historic losses	—	—	—	3,461
Total non-interest income adjustments (F)	$1,509	$4,845	$4,510	$1,703
Non-interest expense:
FDIC special assessment	$—	$—	$2,260	$—
Total non-interest expense adjustments (G)	$—	$—	$2,260	$—
Efficiency ratio (reported): ((C-E)/(A+B+D))	41.42%	45.53%	42.91%	44.76%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	41.66	46.44	42.87	44.86
Recently Issued Accounting Pronouncements
See Note 21 to the Condensed Notes to Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Liquidity and Market Risk Management
At September 30, 2024, we held $2.50 billion in assets that could be used for liquidity purposes, which we refer to as net available internal liquidity. This balance consisted of $1.51 billion in unpledged investment securities which could be used for additional secured borrowing capacity, $718.9 million in cash on deposit with the Federal Reserve Bank ("FRB") and $270.4 million in other liquid cash accounts.
Consistent with our practice of maintaining access to significant external liquidity, we had $3.15 billion in net available sources of borrowed funds, which we refer to as net available external liquidity, as of September 30, 2024. This included $4.80 billion in total borrowing capacity with the Federal Home Loan Bank ("FHLB"), of which $1.84 billion has been drawn upon in the ordinary course of business, resulting in $2.97 billion in net available liquidity with the FHLB as of September 30, 2024. The $1.84 billion consisted of $600.0 million in outstanding FHLB advances and $1.24 billion used for pledging purposes. We also had access to approximately $785.6 million in liquidity with the FRB as of September 30, 2024, of which $700.0 million has been drawn upon in the ordinary course of business, resulting in $85.6 million in net available liquidity with the FRB as of September 30, 2024. As of September 30, 2024, the Company also had access to $55.0 million from First National Bankers’ Bank ("FNBB"), and $45.0 million from other various external sources.

Overall, we had $5.65 billion net available liquidity as of September 30, 2024, which consisted of $2.50 billion of net available internal liquidity and $3.15 billion in net available external liquidity. Details on our available liquidity as of September 30, 2024 is available below.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unpledged investment securities (market value)	$1,509,661	$—	$1,509,661
Cash at FRB	718,881	—	718,881
Other liquid cash accounts	270,411	—	270,411
Total Internal Liquidity	2,498,953	—	2,498,953
External Sources
FHLB	4,804,845	1,838,171	2,966,674
FRB Discount Window	85,624	—	85,624
BTFP (par value)	700,000	700,000	—
FNBB	55,000	—	55,000
Other	45,000	—	45,000
Total External Liquidity	5,690,469	2,538,171	3,152,298
Total Available Liquidity	$8,189,422	$2,538,171	$5,651,251

We have continued to limit our exposure to uninsured deposits and have been actively monitoring this exposure in light of the current banking environment. As of September 30, 2024, we held approximately $8.18 billion in uninsured deposits of which $766.2 million were intercompany subsidiary deposit balances and $2.81 billion were collateralized deposits, for a net position of $4.61 billion. This represented approximately 27.6% of total deposits. In addition, net available liquidity exceeded uninsured and uncollateralized deposits by $1.04 billion as of September 30, 2024.

(in thousands)	As of September 30, 2024
Uninsured Deposits	$8,179,825
Intercompany Subsidiary and Affiliate Balances	766,247
Collateralized Deposits	2,806,436
Net Uninsured Position	$4,607,142

Total Available Liquidity	$5,651,251
Net Uninsured Position	4,607,142
Net Available Liquidity in Excess of Uninsured Deposits	$1,044,109
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
Various sources of liquidity are available to meet the cash flow needs of depositors and borrowers. Our principal source of funds is core deposits, including checking, savings, money market accounts and certificates of deposit. We may also from time to time obtain wholesale funding through brokered deposits. Secondary sources of funding include advances from the Federal Home Loan Bank of Dallas, the Federal Reserve Bank Discount Window and other borrowings, such as through correspondent banking relationships. These secondary sources enable us to borrow funds at rates and terms which, at times, are more beneficial to us. Additionally, as needed, we can liquidate or utilize our available-for-sale investment portfolio as collateral to provide funds for an intermediate source of liquidity.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At September 30, 2024, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Table 26 presents our sensitivity to net interest income as of September 30, 2024 and September 30, 2023.
Table 26: Sensitivity of Net Interest Income

	Percentage Change from Base	Percentage Change from Base	September 30,
Interest Rate Scenario	September 30, 2024	September 30, 2023	2024 vs. 2023
Up 200 basis points	9.92%	7.50%	2.42%
Up 100 basis points	5.17	3.80	1.37
Down 100 basis points	(5.78)	(4.70)	(1.08)
Down 200 basis points	(11.74)	(9.60)	(2.14)
There have been no material changes in our market risk exposure from September 30, 2023 to September 30, 2024. Our balance sheet mix has remained consistent, and there has been only one target rate change by the Federal Reserve reducing the target rate from 5.25% to 5.50% as of July 26, 2023, to 4.75% to 5.00% on September 18, 2024.
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

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2024, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2024, the Company utilized a portion of its stock repurchase program most recently amended and approved by the Board of Directors on January 22, 2021, which authorized the repurchase of up to an additional 20,000,000 shares of the Company’s common stock. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31, 2024	150,000	$28.35	150,000	14,190,257
August 1 through August 31, 2024	500,000	26.35	500,000	13,690,257
September 1 through September 30, 2024	350,000	27.07	350,000	13,340,257
Total	1,000,000		1,000,000
(1)The above described stock repurchase program has no expiration date.
Item 3: Defaults Upon Senior Securities
Not applicable.
Item 4: Mine Safety Disclosures
Not applicable.
Item 5: Other Information
During the three months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
HOME BANCSHARES, INC.
(Registrant)

Date:	November 1, 2024	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	November 1, 2024	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	November 1, 2024	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer