Form 10-K
period 2024-12-31
HOME BANCSHARES INC
filed 2025-02-27
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2024 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2024, was $4.49 billion based upon the last trade price as reported on the New York Stock Exchange of $23.96.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.
Common Stock Issued and Outstanding: 198,550,689 shares as of February 24, 2025.
Documents incorporated by reference: Portions of the registrant’s Proxy Statement relating to its 2025 Annual Meeting to be held on April 17, 2025, are incorporated by reference into Part III of this Form 10-K.

HOME BANCSHARES, INC.
FORM 10-K
December 31, 2024

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

PART I
Item 1. BUSINESS
Company Overview
Home BancShares, Inc. (“Home BancShares”) which may also be referred to in this document as “we,” “us,” “HBI” or the “Company”) is a Conway, Arkansas headquartered bank holding company registered under the federal Bank Holding Company Act of 1956. The Company’s common stock is traded through the New York Stock Exchange under the symbol “HOMB.” We are primarily engaged in providing a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals and municipalities through our wholly owned community bank subsidiary – Centennial Bank. Centennial Bank has branch locations in Arkansas, Florida, Texas, South Alabama and New York City. Although the Company has a diversified loan portfolio, at December 31, 2024 and 2023, commercial real estate loans represented 57.6% and 56.7% of gross loans and 214.6% and 215.5% of total stockholders’ equity, respectively. The Company’s total assets, total deposits, total revenue and net income for each of the past three years are as follows:

	December 31,
	2024	2023	2022
	(In thousands)
Total assets	$22,490,748	$22,656,658	$22,883,588
Total deposits	17,146,297	16,787,711	17,938,783
Total revenue (net interest income plus non-interest income)	1,017,348	996,879	933,787
Net income	402,241	392,929	305,262
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
LH-Finance – On February 29, 2020, the Company completed the acquisition of LH-Finance, the marine lending division of People’s United Bank, N.A., for a cash purchase price of approximately $421.2 million. Like SPF, LH-Finance provided direct consumer financing for United States Coast Guard ("USCG") registered high-end sail and power boats, as well as inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.
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
For an additional discussion regarding the acquisition of LendingClub's Marine Portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K for the year ended December 31, 2024. For additional discussions regarding the acquisition of Happy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2024.
Our Management Team
The following table sets forth, as of December 31, 2024, information concerning the individuals who are our executive officers.

Name	Age	Positions Held with Home BancShares, Inc.	Positions Held with Centennial Bank

John W. Allison	78	Chairman of the Board, Chief Executive Officer and President	Director
Brian S. Davis	59	Chief Financial Officer, Treasurer and Director	Chief Financial Officer, Treasurer and Director
Jennifer C. Floyd	50	Chief Accounting Officer	Chief Accounting Officer
Kevin D. Hester	61	President and Chief Lending Officer	President, Chief Lending Officer and Director
J. Stephen Tipton	43	Chief Operating Officer	Chief Executive Officer
Tracy M. French	63	Director	Chairman of the Board
Donna J. Townsell	54	Senior Executive Vice President, Director of Investor Relations and Director	Senior Executive Vice President and Director
Russell D. Carter, III	49	Executive Officer	Regional President
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

•Organic growth – We believe our current branch network provides us with the capacity to grow within our existing market areas. We also believe we are well positioned to attract new business and additional experienced personnel as a result of ongoing changes in our competitive markets. We believe the markets we entered into as a result of historical acquisitions provide us opportunities for organic growth as we now have a presence in several large markets where our market share has not previously been significant. Through our Centennial CFG franchise, we operate a national lending platform that focuses on commercial real estate plus commercial and industrial loans. Additionally, through our SPF division, we operate a lending platform focusing on commercial and consumer marine loans. As opportunities arise, we will evaluate new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. We did not open any de novo branch locations in 2024. However, we will continue to evaluate de novo opportunities during 2025 and make decisions on a case-by-case basis in the best interest of the shareholders.
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
Our Market Areas
As of December 31, 2024, we conducted business principally through 76 branches in Arkansas, 78 branches in Florida, 58 branches in Texas, five branches in Alabama and one branch in New York City. Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have opportunities for deposit market share growth. As of December 31, 2024, we also operate loan production offices in Los Angeles, California; Miami, Florida and Dallas, Texas through our Centennial CFG division and in Chesapeake, Virginia and Baltimore, Maryland through our SPF division.
Lending Activities
We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses as well as to consumers for a variety of purposes.
Our loan portfolio as of December 31, 2024, was comprised as follows:

	Total Loans Receivable	Percentage of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,426,780	36.8%
Construction/land development	2,736,214	18.5
Agricultural	336,993	2.3
Residential real estate loans
Residential 1-4 family	1,956,489	13.2
Multifamily residential	496,484	3.4
Total real estate	10,952,960	74.2
Consumer	1,234,361	8.4
Commercial and industrial	2,022,775	13.7
Agricultural	367,251	2.5
Other	187,153	1.2
Total	$14,764,500	100.0%
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
Real Estate – Residential. Our residential mortgage loan program primarily originates loans to individuals for the purchase of residential property. We generally do not retain long-term, fixed-rate residential real estate loans in our portfolio due to interest rate and collateral risks. Residential mortgage loans to individuals retained in our loan portfolio primarily consisted of approximately 57.1% owner occupied 1-4 family properties and approximately 36.2% non-owner occupied 1-4 family properties (rental) as of December 31, 2024 with the remaining 6.7% relating to condos and mobile homes. The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. Often, a secondary source of repayment will include the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.
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
Commercial and Industrial. Our commercial and industrial loan portfolio primarily consisted of 8.6% unsecured loans, 28.6% inventory/accounts receivable financing, 9.4% equipment/vehicle financing and 53.4% other, including letters of credit at less than 1%, as of December 31, 2024. This category includes loans to smaller business ventures, credit lines for working capital and short-term inventory financing, for example. These loans are typically secured by the assets of the business and are supplemented by personal guaranties of the principals and often mortgages on the principals’ primary residences. The primary source of repayment may be conversion of the assets into cash flow, as in inventory and accounts receivable, or may be cash flow generated by operations, as in equipment/vehicle financing. Assessing the value of inventory can involve many factors including, but not limited to, type, age, condition, level of conversion and marketability, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of accounts receivable can involve many factors including, but not limited to, concentration, aging, and industry, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of equipment/vehicles may involve a third-party valuation source, where applicable.
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

Lending Policies. We have established common loan documentation procedures and policies, based on the type of loan, for our bank subsidiary. The board of directors periodically reviews these policies for validity. In addition, it has been and will continue to be our practice to attempt to independently verify information provided by our borrowers, including assets and income. We have not made loans similar to those commonly referred to as “no doc” or “stated income” loans. We focus on the primary and secondary methods of repayment and prepare global cash flows where appropriate. There are legal restrictions on the dollar amount of loans available for each lending relationship. The Arkansas Banking Code provides that no loan relationship may exceed 20% of a bank’s risk-based capital, and we are in compliance with this restriction. In addition, we are not dependent upon any single lending relationship for an amount exceeding 10% of our revenues. As of December 31, 2024, the maximum amount outstanding to a single borrower was $263.0 million. As primarily a community lender, we believe from time to time it is in our best interest to agree to modifications or restructurings. These modifications/restructurings can take the form of a reduction in interest rate, a move to interest-only from principal and interest payments, or a lengthening in the amortization period or any combination thereof. Occasionally, we will modify/restructure a single loan by splitting it into two loans following the interagency guidance involving the workout of commercial real estate loans. The loan representing the portion that is supported by the current cash flow of the borrower or project will remain on our books, while the new loan representing the portion that cannot be serviced by the current cash flow is charged-off. Furthermore, we may make an additional loan or loans to a borrower or related interest of a borrower who is past due more than 90 days. These circumstances will be very limited in nature, and when approved by the appropriate lending authority, will likely involve obtaining additional collateral that will improve the collectability of the overall relationship. It is our belief that judicious usage of these tools can improve the quality of our loan portfolio by providing our borrowers an improved probability of survival during difficult economic times.
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
•Executive Loan Committee – The board of directors of Centennial Bank established the Executive Loan Committee consisting of outside board members and members of executive management. This committee requires five voting members to establish a quorum, including at least two of the outside board members, and is chaired by the Chief Lending Officer of the bank. The Executive Loan Committee has approval authority up to the Bank’s legal lending limit, subject to exception approval by the full Board for single loans over $100 million or relationships over $200 million. In addition, any relationship above $40 million must have the specific approval of the Chairman and the Vice Chairman.
Currently, our board of directors has established an in-house consolidated lending limit of $40.0 million to any one borrowing relationship without obtaining the approval of the Chairman and Vice Chairman. We have 86 separate relationships that exceed this in-house limit.

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
Trust and Investment Services
Through Centennial Bank and its trust operating subsidiary, GoldStar Trust Company, we provide trust, wealth management and custodial services to customers throughout our footprint from offices in Arkansas and Texas. We had approximately $5.46 billion of assets under management and custody as of December 31, 2024. The bank offers a wide variety of trust and estate planning products and services including serving as trustee for personal trusts, testamentary trusts, life insurance trusts, special needs trusts, charitable trusts, 401(k) retirement plans, profit sharing plans and pension plans. In addition, the bank offers administrative services such as estate administration and settlement, guardianship and conservator administration, investment management, farm and property management, section 1031 like-kind exchanges and Coverdell Education Savings Accounts. The bank also offers managed and self-directed IRAs. Centennial Bank also contracts with Ameriprise Financial Services, LLC (“Ameriprise”), a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to customers through associates who are employed by both Centennial Bank and Ameriprise.
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

Competition
As of December 31, 2024, we conducted business through 218 branch locations in our primary market areas of Pulaski, Faulkner, Craighead, Lonoke, Pope, Washington, White, Benton, Greene, Sebastian, Cleburne, Independence, Stone, Baxter, Clay, Conway, Crawford, Johnson, Saline, Sharp and Yell counties in Arkansas; Broward, Monroe, Hillsborough, Leon, Sarasota, Bay, Franklin, Palm Beach, Gulf, Charlotte, Collier, Escambia, Orange, Osceola, Pasco, Pinellas, Polk, Walton, Miami-Dade, Lee, Calhoun, Gadsden, Hernando, Liberty, Okaloosa, Santa Rosa, Seminole and Wakulla counties in Florida; Bailey, Carson; Castro, Collin, Comal, Dallam, Dallas, Deaf Smith, Garza, Gillespie, Gray, Hale, Hall, Hutchinson, Kendall, Kerr, Lamb, Lubbock, Lynn, Moore, Motley, Parmer, Potter, Randall, Sherman, Swisher, Tarrant, Taylor, Travis, Wheeler and Williamson counties in Texas; Baldwin County in Alabama; and New York County in New York. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in these respective states, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.
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
On December 31, 2024, we had 2,552 full-time equivalent employees. Except for any additional employees acquired in future acquisitions, we expect that our 2025 staffing levels will be consistent that of 2024. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.
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
Diversity and Inclusion. We seek to recognize the unique contribution each individual brings to the Company, and we understand the associated value that comes with a diverse workforce. We strive to offer an inclusive environment where employees from all backgrounds can succeed. As of December 31, 2024, 69% of our employees were women and 28% of our employees identify as persons of color. Further, as of December 31, 2024, 62% of the Company’s leadership positions were held by women.
Employee Safety and Health. The health and well-being of our employees is a priority for our business. Our full-time officers and employees are provided hospitalization and major medical insurance. We pay a substantial part of the premiums for these coverages. We also provide other basic insurance coverage including dental, life, and long-term disability insurance.
We are committed to providing a healthy and safe environment that allows employees to thrive professionally and personally. To support the well-being of our employees and their families we also offer resources focused on physical, mental, and emotional health. Although our offices have generally returned to a normal working environment following the pandemic, we continue to support working remotely for those employees who have a need to telework for health reasons and in certain other circumstances.

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
The required minimum capital and leverage ratios under the Basel III capital adequacy requirements in effect as of December 31, 2024, including the required capital conservation buffer, consist of CET1 capital of 7.0% (4.5% plus the required 2.5% capital conservation buffer), Tier 1 risk-based capital of 8.5% (6.0% plus the required 2.5% capital conservation buffer), total risk-based capital of 10.5% (8.0% plus the required 2.5% capital conservation buffer) and a leverage ratio of 4.0%. As of December 31, 2024, our capital conservation buffer was 9.11%, and our CET1 capital, Tier 1 risk-based capital, total risk-based capital and leverage ratios were 15.11%, 15.11%, 18.74% and 13.05%, respectively.
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
The Basel III final rule amended the prompt corrective action rules to incorporate a CET1 capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization is required to have at least an 8% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a CET1 4.5% risk-based capital ratio and a 4% Tier 1 leverage ratio. To be well-capitalized, a banking organization is required to have at least a 10% total risk-based capital ratio, an 8% Tier 1 risk-based capital ratio, a 6.5% CET1 risk-based capital ratio and a 5% Tier 1 leverage ratio. As of December 31, 2024, we met all capital adequacy requirements and our bank subsidiary is considered well-capitalized for regulatory purposes.
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
Additionally, in November 2023, based on its systemic risk determination announced on March 12, 2023, the FDIC adopted a final rule to impose a special assessment at an annual rate of approximately 13.4 basis points on the bank’s estimated uninsured deposits in excess of $5 billion to recover the loss to the DIF following the closures of Silicon Valley Bank and Signature Bank. This assessment is only imposed on banks with assets of $5 billion or more. During the fourth quarter of 2023, we recorded $13.0 million in FDIC special assessment expense, and during the second quarter of 2024, we recorded $2.3 million in special assessment expense. The special assessment began with the first quarterly assessment period of 2024 and will continue for an anticipated total of eight quarterly assessment periods. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, impose an extended special assessment collection period after the initial eight-quarter collection period to collect the difference between losses and the amounts collected, and impose a one-time final shortfall special assessment after both receiverships terminate if the DIF reserve ratio is not restored as projected.
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
Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but banks that are not well-capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. The EGRRCPA, enacted in May 2018, provides that most reciprocal deposits are no longer treated as brokered deposits. In July 2024, the FDIC proposed a rule to expand the definition of deposits that would be considered brokered, but the rule has not been finalized as of February 1, 2025.
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
Federal Reserve System. In January 2019, the Federal Open Market Committee announced its intention to implement monetary policy in an ample reserves regime. Reserve requirements do not play a significant role in this operating framework. In light of the shift to an ample reserves regime, the Federal Reserve reduced the reserve requirement ratios to zero percent effective on March 26, 2020. As a result, the Bank is no longer required to maintain required reserve balance with either the Federal Reserve Board or in the form of cash on hand.
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
Beginning February 8, 2025, however, the Trump Administration has taken various actions to temporarily or permanently shut down the CFPB, including issuing a series of directives causing the CFPB to pause or suspend many of its operations, including its supervision, examination, rulemaking and enforcement activity. Some of these actions have been challenged in court proceedings, and further administrative, judicial or legislative developments are likely that may substantially affect the future operations and function of this agency and the oversight and enforcement of federal consumer protection laws. As a result, the status of the CFPB’s future regulatory role remains unclear, and uncertainty exists regarding whether and to what extent the agency will continue to function in a supervisory, rulemaking or enforcement capacity going forward.
Loans to One Borrower. Our bank subsidiary generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2024, our bank subsidiary was in compliance with the loans-to-one-borrower limitations.
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
In May 2016, the Federal Reserve, other federal banking agencies and the SEC jointly published a revised version of proposed rulemaking initially issued in April 2011 designed to implement the provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as the Company and our bank subsidiary. The proposed joint compensation regulations would require compensation practices consistent with the three principles discussed above. In May 2024, several of the initial publishing agencies repurposed the joint rule in a new proposal restating the entirety of the 2016 predecessor and requesting comment on several alternative provisions that could be included in a final rule. These alternatives include reducing compliance time, subjecting credit unions to the requirements, amending definitions, and reducing limits on options-based compensation, among other items. As of February 1, 2025, neither proposal has been finalized. Unless and until a final rule is adopted, we cannot fully determine whether compliance with such a rule will adversely affect the Company’s or our bank subsidiary’s ability to hire, retain and motivate our key employees.
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
Cybersecurity. Our bank subsidiary is subject to cybersecurity regulations jointly adopted by the Federal Reserve Board, FDIC, and OCC. These rules require a banking organization to notify its primary federal regulator no later than 36 hours after the organization determines that a cyber event rising to the level of a “notification incident” has occurred. Incidents requiring notification are defined as having materially affected (or being reasonably likely to materially affect) the viability of the bank’s operations, its ability to deliver banking products and services, or the stability of the financial sector
Arkansas Law. Our bank subsidiary is subject to regulation and examination by the Arkansas State Bank Department. Under the Arkansas Banking Code of 1997, approval of the Bank Commissioner is required for the acquisition of more than 25% of any class of the outstanding capital stock of any bank. The Bank Commissioner’s approval is also required in order for us to make bank acquisitions, amend our articles of incorporation, repurchase shares of our capital stock (other than payments to dissenting shareholders in a transaction), issue preferred stock or debt, increase, reduce or retire any part of our capital stock, retire debt instruments, or conduct certain types of activities that are incidental or closely related to banking. The Bank Commissioner has the authority, with the consent of the Governor of the State of Arkansas, to declare a state of emergency and temporarily modify or suspend banking laws and regulations in communities where such a state of emergency exists. The Bank Commissioner may also authorize a bank to close its offices and any day when such bank offices are closed will be treated as a legal holiday, and any director, officer or employee of such bank shall not incur any liability related to such emergency closing. No such state of emergency has been declared to exist by the Bank Commissioner to date.
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
Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. While the federal regulatory agencies under the Trump Administration and current Congressional leadership are expected to exhibit a more common sense regulatory posture and pursue initiatives to reduce regulatory burdens on community and regional financial institutions, we cannot assure that future legislation or regulation will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business. New federal or state laws, regulations and policies may continue to be enacted and implemented that could affect lending and funding practices and liquidity standards. Additionally, financial institution regulatory agencies may continue to aggressively scrutinize and address any concerns and trends identified in examinations, including through the issuance of formal enforcement actions. Negative developments in the financial services industry or other new legislation or regulations could adversely impact our operations and our financial performance by subjecting us to additional costs, restricting our business operations, including our ability to originate or sell loans, and/or increasing the ability of non-banks to offer competing financial services.
As regulation of the banking industry continues to evolve, the costs of compliance may continue to increase and, in turn, adversely affect our ability to operate profitably. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans. Further, any changes to or repeal of existing laws, regulations or policies relating to our business, as well as changes in interpretation, implementation or enforcement of such laws, regulations or policies, could affect us in substantial and unpredictable ways. Among other impacts, the repeal or revision of laws and regulations could necessitate that we implement new processes and procedures, which could divert management time and attention from initiatives designed to grow the Company or enhance our profitability. If any such developments negatively impact our ability to implement our business strategies, it may have a material adverse effect on our results of operations and future prospects.

We are subject to heightened regulatory requirements as our total assets exceed $10 billion.
Because our total assets exceed $10 billion, we and our bank subsidiary are subject to increased regulatory requirements. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets. In addition, banks with $10 billion or more in total assets, at present, are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Previously, our bank subsidiary had been subject to regulations adopted by the CFPB, but the Federal Reserve was primarily responsible for examining our bank subsidiary’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, the CFPB’s examination and regulatory authority, including its continued existence as a supervisory agency, has been and continues to be the subject of policy debates and uncertainty among lawmakers and differing presidential administrations, and thus we cannot ascertain the impact, if any, that future changes to or discontinuation of the CFPB may have on our business.
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
Prior to becoming subject to the heightened regulatory requirements, we hired additional compliance personnel and implemented structural initiatives to address these requirements. While some of these requirements, such as annual stress testing, were eliminated by subsequently enacted reforms, our continued compliance with the remaining requirements and compliance with any additional requirements that may be imposed in the future may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Our regulators may also consider our compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.
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
Our profitability is vulnerable to interest rate fluctuations and monetary policy and could be adversely affected by any future actions taken by the Federal Reserve Board to address inflation or other economic developments.
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
In response to inflation and its affects on U.S. business and consumers, the Federal Reserve Board implemented a series of eleven interest rate increases beginning in March 2022. However, in response to recent slowing inflation, the Federal Reserve Board reduced interest rates three times in 2024. Future economic developments and the Federal Reserve Board’s policies in response, however, cannot be predicted with certainty. At this time, it is unknown how future action by the Federal Reserve Board involving monetary policies will affect our business and the banking industry. There can be no assurance that any future actions by the Federal Reserve Board involving monetary policies will not cause any of the adverse effects described above on our deposit levels, loan demand or business and earnings.
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
Our operations and those of our customers and third-party service providers may be adversely affected by the widespread outbreak of contagious disease, such as the COVID-19 virus. The COVID-19 pandemic disrupted U.S. and global supply chains and altered business and economic conditions throughout the U.S. and globally. Its economic impacts lowered equity market valuations; created significant volatility and disruption in financial markets; contributed to a decrease in the rates and yields on U.S. Treasury securities; resulted in ratings downgrades, credit deterioration, and defaults in many industries; increased demands on capital and liquidity; increased unemployment levels and decreased consumer confidence. The pandemic also caused us to recognize credit losses in our loan portfolios and increases in our allowance for credit losses.
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
Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We endeavor to maintain an allowance for credit losses that we consider adequate to absorb future losses that may occur in our loan portfolio. As of December 31, 2024, our allowance for credit losses was approximately $275.9 million, or 1.87% of our total loans. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.
During the fourth quarter of 2024, we completed a company-wide asset quality cleanup project, which resulted in net charge-offs for the quarter of $53.4 million and a reduction in our allowance for credit losses of $36.7 million from $312.6 million, or 2.11% of total loans, at September 30, 2024. The reduction resulting from charge-offs was partially offset by a $16.7 million provision for credit losses during the fourth quarter related to Hurricanes Helene and Milton. However, no additional provision for credit losses on loans was recorded for the quarter ended December 31, 2024, as the current level of reserves was considered adequate for the loan portfolio. If our assumptions are incorrect, our current allowance may be insufficient to absorb future loan losses, and we may determine that increased loan loss reserves may be needed to respond to different economic conditions or adverse developments in our loan portfolio. When there is an economic downturn, it is more difficult for us to estimate the losses that we will experience in our loan portfolio. In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our allowance for credit losses or recognize further loan charge-offs based on judgments different than those of our management. Any increase in our allowance for credit losses or loan charge-offs could have a negative effect on our operating results.
Our high concentration of real estate loans and especially commercial real estate loans exposes us to increased lending risk.
As of December 31, 2024, approximately 74.2% of our total loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes commercial real estate loans (excluding construction/land development) of $5.76 billion, or 39.1% of total loans, construction/land development loans of $2.74 billion, or 18.5% of total loans, and residential real estate loans of $2.45 billion, or 16.6% of total loans. This high concentration of real estate loans could subject us to increased credit risk in the event of a decrease in real estate values in our markets, a real estate recession or a natural disaster. Also, in any such event, our ability to recover on defaulted loans by foreclosing and selling real estate collateral would be diminished, and we would be more likely to suffer losses on defaulted loans.

In addition to the risks associated with the high concentration of real estate-secured loans, the commercial real estate and construction/land development loans, which comprised 57.6% of our total loan portfolio as of December 31, 2024, expose us to a greater risk of loss than our residential real estate loans, which comprised 16.6% of our total loan portfolio as of December 31, 2024. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.
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
Our bank subsidiary operates through branch locations in Arkansas, Florida, Texas, Alabama and New York City and loan production offices in Los Angeles, California, Dallas, Texas, Miami, Florida, Chesapeake, Virginia and Baltimore, Maryland. However, approximately 79.5% of our total loans and 83.7% of our real estate loans as of December 31, 2024, are to borrowers whose collateral is located in Arkansas, Florida, Texas, Alabama and New York, the states in which the Company has its branch locations. An adverse development with respect to the market conditions of any of these specific market areas or a decrease in real estate values in those market areas could expose us to a greater risk of loss than a portfolio that is spread among a larger geographic base.
If the value of real estate were to deteriorate, a significant portion of our loans could become under-collateralized, which could have a material adverse effect on us.
As of December 31, 2024, approximately 74.2% of our total loans were secured by real estate. In prior years, difficult local economic conditions have adversely affected the values of our real estate collateral, and they could do so again if the economic conditions markets were to deteriorate in the future. The real estate collateral in each case provides an alternate source of repayment on our loans in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
Because we have a concentration of exposure to a number of individual borrowers, a significant loss on any of those loans could materially and adversely affect us.
We have a concentration of exposure to a number of individual borrowers. Under applicable law, our bank subsidiary is generally permitted to make loans to one borrowing relationship up to 20% of its Tier 1 capital plus the allowance for credit losses. As of December 31, 2024, the legal lending limit of our bank subsidiary for secured loans was approximately $576.1 million. Our board of directors has established an in-house lending limit of $40.0 million to any one borrowing relationship without obtaining the approval of the Chairman, John W. Allison, and our Vice Chairman, Jack E. Engelkes. As of December 31, 2024, we had a total of $7.54 billion, or 51.1% of our total loans, committed to the aggregate group of borrowers whose total debt exceeds the established in-house lending limit of $40.0 million.
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
Our success depends significantly on our Chairman, Chief Executive Officer and President, John W. Allison, and our executive officers, especially Brian S. Davis, J. Stephen Tipton and Kevin D. Hester plus Centennial Bank Chairman, Tracy M. French, as well as other key Centennial Bank personnel. Centennial Bank, in particular, relies heavily on its management team’s relationships in its local communities to generate business. The loss of services from a member of our current management team may materially and adversely affect our business, financial condition, results of operations and future prospects.
The value of securities in our investment portfolio may decline in the future.
As of December 31, 2024, we owned $3.07 billion of available-for-sale investment securities. The fair value of our available-for-sale investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We evaluate all securities quarterly to determine if any securities in a loss position requires a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Because of changing economic and market conditions affecting issuers, we may be required to record provisions for credit losses in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
As of December 31, 2024, we owned $1.28 billion of held-to-maturity investment securities. Securities held-to-maturity ("HTM"), which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326. The Company measures expected credit losses on HTM securities on a collective basis by major security type, with each type sharing similar risk characteristics. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed. Because of changing economic and market conditions affecting issuers, we may be required to record provisions for credit losses in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
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
Growth through the acquisition of banks or specific bank assets or liabilities, including FDIC-assisted transactions, represents an important component of our business strategy. Bank acquisitions are subject to regulatory approval, and we cannot assure that we will be able to obtain approval for a proposed acquisition in a timely manner or at all. Any future acquisitions we might make will also be accompanied by other risks commonly encountered in acquisitions. These risks include, among other things:
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
In addition to the acquisition of existing financial institutions or their assets or liabilities, as opportunities arise, we may also grow through de novo branching. De novo branching, and any acquisition carry with them numerous risks, including the following:
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
When we acquire a business, a portion of the purchase price of the acquisition is generally allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2024, our goodwill and other identifiable intangible assets were $1.44 billion. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired. Our annual goodwill impairment evaluation performed during the fourth quarter of 2024 indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.
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
As a financial institution, our operations rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems are increasingly threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber-attacks, electronic fraudulent activity or attempted theft of financial assets. Our information systems have from time to time experienced such interruptions and breaches despite our best efforts to prevent them. We cannot assure you that any future failures, interruption or security breaches will not occur, or if they do occur that they will be adequately addressed, or that any such events that have occurred or may occur in the future will not result in material harm to our business, operations, reputation or profitability. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.
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
As illustrated by the impacts of Hurricanes Helene and Milton this past year, our markets in Alabama and Florida, like other coastal areas, are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage that may be caused by future unforeseen catastrophic events, including hurricanes, other extreme weather events and natural disasters, will affect our operations or the economies in our market areas, but such events could result in a decline in loan originations, a decline in the value or destruction of properties or other collateral securing our loans and an increase in the delinquencies, foreclosures and loan losses. Our business or results of operations may be adversely affected by these and other negative effects of such events.
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
We currently have outstanding $300.0 million of 3.125% fixed-to-floating rate subordinated notes, which mature in 2032, and $140.0 million of subordinated notes, which mature in 2030 and carry a fixed rate of 5.500% for the first five years. Thereafter, the notes bear interest at 3-month Secured Overnight Funding Rate (SOFR) plus 5.345%, resetting quarterly. Because these subordinated notes are senior to our shares of common stock, in the event of our bankruptcy, dissolution or liquidation, the holders of any such subordinated notes then outstanding must be satisfied before any distributions can be made to the holders of our common stock.
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
The Information Security Program is led by the Chief Information Security Officer ("CISO"), who reports to the Chief Risk Officer. The Chief Risk Officer has oversight of the Company’s risk management framework, which includes the Information Security Program. The CISO provides program oversight and direction, including adjustments in response to changes in technology, threats, business processes, and regulatory or statutory requirements. The CISO works collaboratively with information technology staff, operational management, and functional stakeholders to implement a program designed to protect our information systems from cybersecurity threats and promptly respond to potential cybersecurity incidents. The CISO has over 25 years of experience in the fields of information technology and cybersecurity, most at a Fortune 500 global technology company, and maintains multiple professional cybersecurity certifications.
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
Our cybersecurity program is evaluated regularly by both the internal audit function as well as third-party audit firms. These audits help ensure our program is appropriate to address the changing threat landscape and aligns to industry standards such as the National Institute of Standards and Technology Cybersecurity Framework, Conference of State Bank Supervisors Ransomware Self-Assessment Tool, the Gramm-Leach-Bliley Act and the Sarbanes-Oxley Act. Controls are reviewed for adequacy and design at least annually, and both internal and third-party audits aid in identifying areas for continued focus, providing assurance that controls are appropriately designed and operating effectively. Additionally, we meet regularly with examiners from the Federal Reserve and the Arkansas State Bank Department to review our cybersecurity program and discuss the changing threat landscape.
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

The Board and management define risk tolerances in the policies of the Company. The Board maintains oversight of risks from cybersecurity related threats, primarily through the Audit and Risk Committee and the directors that serve on the bank's Executive Risk Committee. The CISO reports to the Executive Risk Committee. The Company's Information Technology/Security Committee and the CISO provide periodic reports to directors that permit them to understand the cybersecurity risk landscape, assess the Company's strategies and resources for addressing cybersecurity threats, measure management’s compliance with the defined risk limits and gauge the changing nature of risk inherent in the Company’s chosen lines of business and operations and as a result of changing factors within the Company, such as management and personnel changes, and technology changes. This includes an annual program update to the Executive Risk Committee and the Board. All Board members undergo annual cybersecurity training by third-party cybersecurity experts on cybersecurity threats, industry trends, and other topics relevant to financial institutions. This training and their overall knowledge of the financial industry provides a solid foundation for understanding cyber risk and their oversight responsibility.
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
Item 2. PROPERTIES
The Company’s main office is located in a Company-owned 33,000 square foot building located at 719 Harkrider Street in downtown Conway, Arkansas. As of December 31, 2024, our bank subsidiary owned or leased a total of 76 branches in Arkansas, 78 branches in Florida, 53 branches in Texas, five branches in Alabama and one branch in New York City. The Company also owns or leases other buildings that provide space for operations, mortgage lending and other general purposes. We believe that our banking and other offices are in good condition and are suitable to our needs.
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol “HOMB.” As of February 7, 2025, there were approximately 1,506 stockholders of record of the Company’s common stock.
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
During the three months ended December 31, 2024, the Company utilized a portion of its stock repurchase program most recently amended and approved by the Board of Directors on January 22, 2021. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:
Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1 through October 31, 2024	95,764	$26.38	95,764	13,244,493
November 1 through November 30, 2024	—	—	—	13,244,493
December 1 through December 31, 2024	—	—	—	13,244,493
Total	95,764		95,764
(1)The above described stock repurchase program has no expiration date.
On January 17, 2025, the Board of Directors (the “Board”) of the Company authorized an increase in the shares of the Company’s common stock available for repurchase under its stock repurchase program, which was originally approved by the Board in January 2008 and most recently amended in January 2021, to renew the authorization to 20,000,000 shares. As of January 17, 2025, a total of approximately 13,244,493 shares remained available for repurchase under the existing repurchase authorization, resulting in an increase of 6,755,507 shares of common stock available for repurchase.

Performance Graph
Below is a graph which summarizes the cumulative return earned by the Company’s stockholders since December 31, 2019, compared with the cumulative total return on the Russell 2000 Index and S&P U.S. BMI Banks Index. This presentation assumes that the fair value of the investment in the Company's common stock and each index was $100.00 on December 31, 2019 and that the subsequent dividends were reinvested.

Total Return Performance
Home BancShares, Inc.
Russell 2000 Index
S&P U.S. BMI Banks Index
Index Value
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Home BancShares, Inc.	100.00	102.30	130.83	125.94	144.61	166.26
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
S&P U.S. BMI Banks Index	100.00	87.24	118.61	98.38	107.32	143.68

Item 6. SELECTED FINANCIAL DATA.
Summary Consolidated Financial Data

	As of or for the Years Ended December 31,
	2024	2023	2022
	(Dollars and shares in thousands, except per share data)
Income statement data:
Total interest income	$1,299,777	$1,175,053	$877,766
Total interest expense	451,003	348,108	119,090
Net interest income	848,774	826,945	758,676
Provision for (recovery of) credit losses	48,070	12,133	63,585
Net interest income after provision for credit losses	800,704	814,812	695,091
Non-interest income	168,574	169,934	175,111
Non-interest expense	446,936	472,863	475,627
Income before income taxes	522,342	511,883	394,575
Income tax expense	120,101	118,954	89,313
Net income	$402,241	$392,929	$305,262
Per share data:
Basic earnings per common share	$2.01	$1.94	$1.57
Diluted earnings per common share	2.01	1.94	1.57
Book value per common share	19.92	18.81	17.33
Tangible book value per common share (non-GAAP)(1)(2)	12.68	11.63	10.17
Dividends – common	0.75	0.72	0.66
Average common shares outstanding	199,939	202,627	194,694
Average diluted shares outstanding	200,069	202,773	195,019
Performance ratios:
Return on average assets	1.77%	1.77%	1.35%
Return on average assets excluding intangible Amortization (non-GAAP)(3)	1.92	1.93	1.47
Return on average common equity	10.43	10.82	9.17
Return on average tangible common equity excluding intangible amortization (non-GAAP)(1)(4)	16.92	18.36	15.63
Net interest margin(5)	4.27	4.25	3.81
Efficiency ratio	42.74	46.21	49.53
Efficiency ratio, as adjusted (non-GAAP)(6)	42.65	45.24	44.55
Asset quality:
Non-performing assets to total assets	0.63	0.42	0.27
Non-performing loans to total loans	0.67	0.44	0.42
Allowance for credit losses to non-performing loans	278.99	449.66	475.99
Allowance for credit losses to total loans	1.87	2.00	2.01
Net charge-offs to average total loans	0.41	0.09	0.11

Summary Consolidated Financial Data – Continued

	As of the Years Ended December 31,
	2024	2023
	(Dollars and shares in thousands, except per share data)
Balance sheet data (period end):
Total assets	$22,490,748	$22,656,658
Investment securities – available-for-sale	3,072,639	3,507,841
Investment securities – held-to-maturity	1,275,204	1,281,982
Loans receivable	14,764,500	14,424,728
Allowance for credit losses	(275,880)	(288,234)
Intangible assets	1,438,580	1,447,023
Non-interest-bearing deposits	4,006,115	4,085,501
Total deposits	17,146,297	16,787,711
Subordinated debentures	439,246	439,834
Stockholders' equity	3,961,025	3,791,075
Capital ratios:
Common equity to assets	17.61%	16.73%
Tangible common equity to tangible assets (non-GAAP)(1)(7)	11.98	11.05
Common equity Tier 1 capital	15.11	14.15
Tier 1 leverage ratio(8)	13.05	12.44
Tier 1 risk-based capital ratio	15.11	14.15
Total risk-based capital ratio	18.74	17.79
Dividend payout - common	37.29	37.13
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
(2)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 27,” for the non-GAAP tabular reconciliation.
(3)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 28,” for the non-GAAP tabular reconciliation.
(4)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 29,” for the non-GAAP tabular reconciliation.
(5)Fully taxable equivalent (assuming an income tax rate of 24.6735% for 2022, 24.989% for 2023 and 24.433% for 2024).
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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2024, 2023 and 2022. This discussion should be read together with the “Summary Consolidated Financial Data,” our consolidated financial statements and the notes thereto, and other financial data included in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “Company,” “HBI,” “us,” “we” and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank (“Centennial” or the "Bank"). As of December 31, 2024, we had, on a consolidated basis, total assets of $22.49 billion, loans receivable, net, of $14.49 billion, total deposits of $17.15 billion, and stockholders’ equity of $3.96 billion.
We generate most of our revenue from interest on loans and investments, service charges, and mortgage banking income. Deposits and Federal Home Loan Bank ("FHLB") borrowed funds are our primary source of funding. Our largest expenses are interest on our funding sources, salaries and related employee benefits and occupancy and equipment. We measure our performance by calculating our net interest margin, return on average assets and return on average common equity. We also measure our performance by our efficiency ratio and efficiency ratio, as adjusted (non-GAAP). The efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio, as adjusted, is a meaningful non-GAAP measure for management, as it excludes certain items and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding certain items such as merger expenses, hurricane expenses and/or gains and losses.
Table 1: Key Financial Measures

	As of or for the Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands, except per share data)
Total assets	$22,490,748	$22,656,658	$22,883,588
Loans receivable	14,764,500	14,424,728	14,409,480
Allowance for credit losses	(275,880)	(288,234)	(289,669)
Total deposits	17,146,297	16,787,711	17,938,783
Total stockholders’ equity	3,961,025	3,791,075	3,526,362
Net income	402,241	392,929	305,262
Basic earnings per share	$2.01	$1.94	$1.57
Diluted earnings per share	2.01	1.94	1.57
Book value per share	19.92	18.81	17.33
Tangible book value per share (non-GAAP)(1)	12.68	11.63	10.17
Net interest margin(2)	4.27%	4.25%	3.81%
Efficiency ratio	42.74	46.21	49.53
Efficiency ratio, as adjusted (non-GAAP)(3)	42.65	45.24	44.55
Return on average assets	1.77	1.77	1.35
Return on average common equity	10.43	10.82	9.17
(1)See Table 27 for the non-GAAP tabular reconciliation.
(2)Fully taxable equivalent (assuming an income tax rate of 24.6735% for 2022, 24.989% for 2023 and 24.433% for 2024).
(3)See Table 31 for the non-GAAP tabular reconciliation.

2024 Overview
Results of Operations for the Years Ended December 31, 2024 and 2023
Our net income increased $9.3 million, or 2.4%, to $402.2 million for the year ended December 31, 2024, from $392.9 million for the same period in 2023. On a diluted earnings per share basis, our earnings were $2.01 per share for the year ended December 31, 2024 and $1.94 per share for the year ended December 31, 2023. The Company recorded $48.1 million in credit loss expense for the year ended December 31, 2024. This consisted of a $48.4 million provision for credit losses on loans, which was partially offset by a $330,000 recovery of credit losses on available-for-sale investments due to an improvement in the unrealized loss position for one of our subordinated debt investments. Of the $48.4 million provision for credit losses on loans recorded, $33.4 million as used to establish a hurricane reserve for loans located in the Federal Emergency Management Agency ("FEMA") disaster areas impacted by Hurricanes Helene and Milton, which made landfall during the third and fourth quarters of 2024. The hurricane related reserve had a $0.13 impact to diluted earnings per share. The remaining portion of the provision was related to loan growth. For the year ended December 31, 2024, the Company recorded a $3.0 million increase in the fair value of marketable securities, a $2.1 million gain on sale of a building from our Texas market, $257,000 in bank owned life insurance ("BOLI") death benefits and $2.3 million in Federal Deposit Insurance Corporation ("FDIC") special assessment expense.
Total interest income increased by $124.7 million, or 10.6%, and non-interest expense decreased by $25.9 million, or 5.5%. This was partially offset by a $102.9 million, or 29.6%, increase in interest expense and a $1.4 million, or 0.8%, decrease in non-interest income. The increase in interest income resulted from a $110.4 million, or 11.2%, increase in loan interest income and a $27.8 million, or 184.7%, increase in interest income on deposits at other banks, partially offset by a $13.4 million, or 7.9%, decrease in investment income. The decrease in non-interest expense was due to a $15.9 million, or 6.2%, decrease in salaries and employee benefits, a $7.9 million, or 6.6%, decrease in other operating expenses and a $2.3 million, or 3.8%, decrease in occupancy and equipment expense. The increase in interest expense was primarily due to an $80.7 million, or 27.3%, increase in interest on deposits, a $21.6 million, or 70.2%, increase in interest on FHLB and other borrowed funds and a $635,000, or 13.2%, increase in interest on securities sold under agreements to repurchase. The decrease in non-interest income was primarily due to an $8.5 million, or 22.2%, decrease in other income, a $2.6 million, or 784.3% decrease, in the gain/loss on OREO and a $1.2 million, or 2.7% decrease, in other service charges and fees, which were partially offset by a $5.1 million, or 47.0%, increase in mortgage lending income and a $4.1 million, or 371.6%, increase in income from the fair value adjustment for marketable securities.
Our net interest margin on a fully taxable equivalent basis increased from 4.25% for the year ended December 31, 2023 to 4.27% for the year ended December 31, 2024. The yield on interest earning assets was 6.51% and 6.03% for the year ended December 31, 2024 and 2023, respectively, as average interest earning assets increased from $19.57 billion to $20.09 billion. The increase in average interest earning assets is primarily due to a $499.7 million increase in average interest-bearing balances due from banks and a $360.3 million increase in average loans receivable, which were partially offset by a $341.8 million decrease in average investment securities. For the years ended December 31, 2024 and 2023, we recognized $8.1 million and $10.6 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by approximately 1 basis point. We recognized $4.9 million in event income for the year ended December 31, 2024, compared to $3.0 million for the year ended December 31, 2023. This increase was accretive to the net interest margin by 1 basis point. During the year ended December 31, 2024, the Company held approximately $500 million in excess liquidity, which was dilutive to the net interest margin by 8 basis points. The overall increase in the net interest margin was due to an increase in interest income from higher yields on average interest-earning assets and an increase in interest income due to changes in interest earning assets, partially offset by an increase in interest expense due to changes in interest-bearing liabilities and a change in interest rates paid on interest-bearing liabilities.
Our efficiency ratio was 42.74% for the year ended December 31, 2024, compared to 46.21% for the same period in 2023. For the year ended December 31, 2024, our efficiency ratio, as adjusted (non-GAAP), was 42.65%, compared to 45.24% reported for the year ended December 31, 2023. (See Table 29 for the non-GAAP tabular reconciliation.)
Our return on average assets was 1.77% for the both the years ended December 31, 2024 and 2023, and our return on average assets, as adjusted (non-GAAP), was 1.77% for the year ended December 31, 2024, compared to 1.79% for the same period in 2023. Our return on average common equity was 10.43% for the year ended December 31, 2024, compared to 10.82% for the same period in 2023.

Financial Condition as of and for the Years Ended December 31, 2024 and 2023
Our total assets as of December 31, 2024 decreased $165.9 million to $22.49 billion from the $22.66 billion reported as of December 31, 2023. The decrease in total assets is primarily due to a $442.0 million decrease in investment securities resulting from paydowns and maturities and a $89.9 million decrease in cash and cash equivalents during the year. Our loan portfolio balance increased $339.8 million to $14.76 billion as of December 31, 2024, from $14.42 billion as of December 31, 2023. The increase in loans was due to $471.4 million in organic loan growth within our legacy footprint, which was partially offset by $131.7 million of organic loan decline from our Centennial Commercial Finance Group ("CFG") franchise during 2024. Total deposits increased $358.6 million to $17.15 billion as of December 31, 2024 compared to $16.79 billion as of December 31, 2023. Stockholders’ equity increased $170.0 million to $3.96 billion as of December 31, 2024, compared to $3.79 billion as of December 31, 2023. The increase in stockholders’ equity is primarily associated with the $402.2 million in net income, which was partially offset by the $150.0 million of shareholder dividends paid, the repurchase of $86.1 million of our common stock during 2024 and the $7.0 million decrease in accumulated other comprehensive income. The improvement in stockholders’ equity was 4.5% for the year ended December 31, 2024 compared to December 31, 2023.
As of December 31, 2024, our non-performing loans increased to $98.9 million, or 0.67%, of total loans from $64.1 million, or 0.44%, of total loans as of December 31, 2023. The allowance for credit losses as a percentage of non-performing loans decreased to 278.99% as of December 31, 2024, compared to 449.66% as of December 31, 2023. As of December 31, 2024, our non-performing assets increased to $142.4 million, or 0.63%, of total assets from $95.4 million, or 0.42%, of total assets as of December 31, 2023.
The table below shows the non-performing loans and non-performing assets by region as of December 31, 2024:

(in thousands)	Texas	Arkansas	Centennial CFG	Shore Premier Finance	Florida	Alabama	Total
Non-accrual loans	$23,494	$18,448	$7,390	$5,537	$38,778	$206	$93,853
Loans 90+ days past due	4,134	538	—	—	362	—	5,034
Total non-performing loans	$27,628	$18,986	$7,390	$5,537	$39,140	$206	$98,887

Foreclosed assets held for sale	13,924	757	22,775	—	5,951	—	43,407
Other non-performing assets	63	—	—	—	—	—	63
Total other non-performing assets	$13,987	$757	$22,775	$—	$5,951	$—	$43,470
Total non-performing assets	$41,615	$19,743	$30,165	$5,537	$45,091	$206	$142,357
The table below shows the non-performing loans and non-performing assets by region as of December 31, 2023:

(in thousands)	Texas	Arkansas	Centennial CFG	Shore Premier Finance	Florida	Alabama	Total
Non-accrual loans	$29,391	$15,319	$2,764	$2,768	$9,316	$413	$59,971
Loans 90+ days past due	4,092	38	—	—	—	—	4,130
Total non-performing loans	$33,483	$15,357	$2,764	$2,768	$9,316	$413	$64,101

Foreclosed assets held for sale	264	167	22,775	—	7,280	—	30,486
Other non-performing assets	63	—	—	—	722	—	785
Total other non-performing assets	$327	$167	$22,775	$—	$8,002	$—	$31,271
Total non-performing assets	$33,810	$15,524	$25,539	$2,768	$17,318	$413	$95,372
The $7.4 million balance of non-accrual loans for our Centennial CFG Capital Markets Group at December 31, 2024 consists of three loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. The loans are not current on either principal or interest, and we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve. Any interest payments that are received will be applied to the principal balance. In addition, the $22.8 million balance of foreclosed assets held for sale for our Centennial CFG Property Finance Group consists of an office building located in California which was placed in foreclosed assets held for sale during the fourth quarter of 2023. This represents the largest component of the Company's $43.4 million in foreclosed assets held for sale.

2023 Overview
Results of Operations for the Years Ended December 31, 2023 and 2022
Our net income increased $87.7 million, or 28.7%, to $392.9 million for the year ended December 31, 2023, from $305.3 million for the same period in 2022. On a diluted earnings per share basis, our earnings were $1.94 per share for the year ended December 31, 2023 and $1.57 per share for the year ended December 31, 2022. The Company recorded $12.1 million in credit loss expense for the year ended December 31, 2023. This consisted of a $12.0 million provision for credit losses on loans, a $1.7 million provision for credit losses on investment securities and a reversal of a $1.5 million provision for unfunded commitments. During the year ended December 31, 2023, the Company recorded $13.0 million in FDIC special assessment expense and a $1.1 million loss for the decrease in fair value of marketable securities, which were partially offset by $3.5 million in recoveries on historic losses from loans charged off prior to acquisition and $3.1 million in BOLI death benefits.
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
Our efficiency ratio was 46.21% for the year ended December 31, 2023, compared to 49.53% for the same period in 2022. For the year ended December 31, 2023, our efficiency ratio, as adjusted (non-GAAP), was 45.24%, compared to 44.55% reported for the year ended December 31, 2022. (See Table 29 for the non-GAAP tabular reconciliation.)
Our return on average assets was 1.77% for the year ended December 31, 2023, compared to 1.35% for the same period in 2022, and our return on average assets, as adjusted (non-GAAP), was 1.79% or the year ended December 31, 2023, compared to 1.67% for the same period in 2022. Our return on average common equity was 10.82% for the year ended December 31, 2023, compared to 9.17% for the same period in 2022.

Financial Condition as of and for the Years Ended December 31, 2023 and 2022
Our total assets as of December 31, 2023 decreased $226.9 million to $22.66 billion from the $22.88 billion reported as of December 31, 2022. The decrease in total assets is primarily due to a $539.5 million decrease in investment securities resulting from paydowns and maturities, which was partially offset by a $275.4 million increase in cash and cash equivalents during the year. Our loan portfolio balance increased $15.2 million to $14.42 billion as of December 31, 2023, from $14.41 billion as of December 31, 2022. The increase in loans was due to $340.4 million in organic loan growth within our legacy footprint, which was partially offset by $325.2 million of organic loan decline from our CFG franchise during 2023. Total deposits decreased $1.15 billion to $16.79 billion as of December 31, 2023 compared to $17.94 billion as of December 31, 2022. The decrease in deposits was primarily due to the runoff of deposits during 2023 as a result of the rising interest rate environment. Stockholders’ equity increased $264.7 million to $3.79 billion as of December 31, 2023, compared to $3.53 billion as of December 31, 2022. The increase in stockholders’ equity is primarily associated with the $392.9 million in net income and the $56.4 million increase in accumulated other comprehensive income, which were partially offset by the $145.9 million of shareholder dividends paid and the repurchase of $48.3 million of our common stock during 2023. The improvement in stockholders’ equity was 7.5% for the year ended December 31, 2023 compared to December 31, 2022.
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
The table below shows the non-performing loans and non-performing assets by region as of December 31, 2023:

(in thousands)	Texas	Arkansas	Centennial CFG	Shore Premier Finance	Florida	Alabama	Total
Non-accrual loans	$29,391	$15,319	$2,764	$2,768	$9,316	$413	$59,971
Loans 90+ days past due	4,092	38	—	—	—	—	4,130
Total non-performing loans	$33,483	$15,357	$2,764	$2,768	$9,316	$413	$64,101

Foreclosed assets held for sale	264	167	22,775	—	7,280	—	30,486
Other non-performing assets	63	—	—	—	722	—	785
Total other non-performing assets	$327	$167	$22,775	$—	$8,002	$—	$31,271
Total non-performing assets	$33,810	$15,524	$25,539	$2,768	$17,318	$413	$95,372
The table below shows the non-performing loans and non-performing assets by region as of December 31, 2022:

(in thousands)	Texas	Arkansas	Centennial CFG	Shore Premier Finance	Florida	Alabama	Total
Non-accrual loans	$12,835	$8,326	$7,078	$2,316	$20,052	$404	$51,011
Loans 90+ days past due	9,356	62	—	—	427	—	9,845
Total non-performing loans	$22,191	$8,388	$7,078	$2,316	$20,479	$404	$60,856

Foreclosed assets held for sale	166	120	—	—	260	—	546
Other non-performing assets	74	—	—	—	—	—	74
Total other non-performing assets	$240	$120	$—	$—	$260	$—	$620
Total non-performing assets	$22,431	$8,508	$7,078	$2,316	$20,739	$404	$61,476
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
•Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310. Interchange fees were $21.8 million and $22.6 million for the years ended December 31, 2024 and December 31, 2023, respectively. Centennial CFG loan fees were $9.5 million and $9.9 million for the years ended December 31, 2024 and December 31, 2023, respectively.
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
The Company uses the discount cash flow ("DCF") method to estimate expected losses for all of Company’s loan pools. These pools are as follows: construction & land development; other commercial real estate; residential real estate; commercial & industrial; and consumer & other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.
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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in the national unemployment rate, gross domestic product, national retail sales index, the Federal Housing Finance Agency ("FHFA") housing price index and rental vacancy rate index.
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
Acquisitions
Acquisition of Happy Bancshares, Inc.
On April 1, 2022, the Company completed the acquisition of Happy Bancshares, Inc. ("Happy"), and merged Happy State Bank into Centennial Bank. The Company issued approximately 42.4 million shares of its common stock valued at approximately $958.8 million as of April 1, 2022. In addition, the holders of certain Happy stock-based awards received approximately $3.7 million in cash in cancellation of such awards, for a total transaction value of approximately $962.5 million. The acquisition added new markets for expansion and brought complementary businesses together to drive synergies and growth.
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
As of December 31, 2024, we had 218 branch locations. There were 76 branches in Arkansas, 78 branches in Florida, 58 branches in Texas, five branches in Alabama and one branch in New York City.

Results of Operations for the Years Ended December 31, 2024, 2023 and 2022
Our net income increased $9.3 million, or 2.4%, to $402.2 million for the year ended December 31, 2024, from $392.9 million for the same period in 2023. On a diluted earnings per share basis, our earnings were $2.01 per share for the year ended December 31, 2024 and $1.94 per share for the year ended December 31, 2023. The Company recorded $48.1 million in credit loss expense for the year ended December 31, 2024. This consisted of a $48.4 million provision for credit losses on loans, which was partially offset by a $330,000 recovery of credit losses on available-for-sale investments due to an improvement in the unrealized loss position for one of our subordinated debt investments. Of the $48.4 million provision for credit losses on loans recorded, $33.4 million as used to establish a hurricane reserve for loans located in the FEMA disaster areas impacted by Hurricanes Helene and Milton, which made landfall during the third and fourth quarters of 2024. The hurricane related reserve had a $0.13 impact to diluted earnings per share. The remaining portion of the provision was related to loan growth. For the year ended December 31, 2024, the Company recorded a $3.0 million increase in the fair value of marketable securities, a $2.1 million gain on sale of a building from our Texas market, $257,000 in BOLI death benefits and $2.3 million in FDIC special assessment expense.
Our net income increased $87.7 million, or 28.7%, to $392.9 million for the year ended December 31, 2023, from $305.3 million for the same period in 2022. On a diluted earnings per share basis, our earnings were $1.94 per share for the year ended December 31, 2023 and $1.57 per share for the year ended December 31, 2022. The Company recorded $12.1 million in credit loss expense for the year ended December 31, 2023. This consisted of a $12.0 million provision for credit losses on loans, a $1.7 million provision for credit losses on investment securities and a reversal of a $1.5 million provision for unfunded commitments. During the year ended December 31, 2023, the Company recorded $13.0 million in FDIC special assessment expense and a $1.1 million loss for the decrease in fair value of marketable securities, which were partially offset by $3.5 million in recoveries on historic losses from loans charged off prior to acquisition and $3.1 million in BOLI death benefits.
Net Interest Income
Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (24.433% for the year ended December 31, 2024, 24.989% for the year ended December 31, 2023 and 24.6735% for year ended December 31, 2022).
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the target rate four times during 2023. First, on February 1, 2023, the target rate was increased to 4.50% to 4.75%, second, on March 22, 2023, the target rate was increased to 4.75% to 5.00%, third, on May 3, 2023, the target rate was increased to 5.00% to 5.25% and fourth, on July 26, 2023, the target rate was increased to 5.25% to 5.50%. The Federal Reserve reduced the target rate three times during 2024. First, on September 18, 2024, the Federal Reserve reduced the target rate to 4.75% to 5.00%, second, on November 7, 2024, the target rate was reduced to 4.50% to 4.75% and third, on December 18, 2024, the target rate was reduced to 4.25% to 4.50%.
Our net interest margin on a fully taxable equivalent basis increased from 4.25% for the year ended December 31, 2023 to 4.27% for the year ended December 31, 2024. The yield on interest earning assets was 6.51% and 6.03% for the year ended December 31, 2024 and 2023, respectively, as average interest earning assets increased from $19.57 billion to $20.09 billion. The increase in average interest earning assets is primarily due to a $499.7 million increase in average interest-bearing balances due from banks and a $360.3 million increase in average loans receivable, which were partially offset by a $341.8 million decrease in average investment securities. For the years ended December 31, 2024 and 2023, we recognized $8.1 million and $10.6 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by approximately 1 basis point. We recognized $4.9 million in event income for the year ended December 31, 2024, compared to $3.0 million for the year ended December 31, 2023. This increase was accretive to the net interest margin by 1 basis point. During the year ended December 31, 2024, the Company held approximately $500 million in excess liquidity, which was dilutive to the net interest margin by 8 basis points. The overall increase in the net interest margin was due to an increase in interest income from higher yields on average interest-earning assets and an increase in interest income due to changes in interest earning assets, partially offset by an increase in interest expense due to changes in interest-bearing liabilities and a change in interest rates paid on interest-bearing liabilities.

Net interest income on a fully taxable equivalent basis increased $24.9 million, or 3.0%, to $857.3 million for the year ended December 31, 2024, from $832.5 million for the same period in 2023. This increase in net interest income was the result of a $127.8 million increase in interest income, partially offset by a $102.9 million increase in interest expense on a fully taxable equivalent basis. The $127.8 million increase in interest income was primarily the result of the high interest rate environment. The higher yield on earning assets resulted in an increase in interest income of approximately $88.5 million, and the change in earning assets resulted in an increase in interest income of approximately $39.3 million. The $102.9 million increase in interest expense was also primarily the result of the high interest rate environment. The higher rates on interest bearing liabilities resulted in an increase in interest expense of approximately $68.9 million, and the change in interest bearing liabilities resulted in an increase in interest expense of approximately $34.0 million.
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
Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2024, 2023 and 2022, as well as changes in fully taxable equivalent net interest margin for the years 2024 compared to 2023 and 2023 compared to 2022.
Table 2: Analysis of Net Interest Income

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Interest income	$1,299,777	$1,175,053	$877,766
Fully taxable equivalent adjustment	8,534	5,506	8,663
Interest income – fully taxable equivalent	1,308,311	1,180,559	886,429
Interest expense	451,003	348,108	119,090
Net interest income – fully taxable equivalent	$857,308	$832,451	$767,339
Yield on earning assets – fully taxable equivalent	6.51%	6.03%	4.40%
Cost of interest-bearing liabilities	3.08	2.52	0.87
Net interest spread – fully taxable equivalent	3.43	3.51	3.53
Net interest margin – fully taxable equivalent	4.27	4.25	3.81

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2024 vs. 2023	2023 vs. 2022
	(In thousands)
Increase in interest income due to change in earning assets	$39,264	$45,599
Increase in interest income due to change in earning asset yields	88,488	248,531
Increase in interest expense due to change in interest-bearing liabilities	(33,968)	(4,945)
Increase in interest expense due to change in interest rates paid on interest-bearing liabilities	(68,927)	(224,073)
Increase in net interest income	$24,857	$65,112
Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2024, 2023 and 2022. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 4: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31,
	2024			2023			2022
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$819,445	$42,773	5.22%	$319,733	$15,023	4.70%	$2,444,541	$29,110	1.19%
Federal funds sold	5,035	255	5.06	3,864	221	5.72	1,519	25	1.65
Investment securities – taxable	3,400,325	125,765	3.70	3,655,632	138,575	3.79	3,582,664	91,933	2.57
Investment securities – non-taxable	1,190,033	39,057	3.28	1,276,566	36,727	2.88	1,178,561	36,363	3.09
Loans receivable	14,675,001	1,100,461	7.50	14,314,732	990,013	6.92	12,940,998	728,998	5.63
Total interest-earning assets	20,089,839	1,308,311	6.51	19,570,527	1,180,559	6.03	20,148,283	886,429	4.40
Non-earning assets	2,664,541			2,647,383			2,405,057
Total assets	$22,754,380			$22,217,910			$22,553,340
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$11,078,003	$304,976	2.75%	$11,162,244	$258,586	2.32%	$11,520,781	$81,061	0.70%
Time deposits	1,747,302	71,662	4.10	1,284,156	37,392	2.91	1,033,431	4,928	0.48
Total interest-bearing deposits	12,825,305	376,638	2.94	12,446,400	295,978	2.38	12,554,212	85,989	0.68
Federal funds purchased	20	1	5.00	44	3	6.82	220	2	0.91
Securities sold under agreement to repurchase	165,965	5,448	3.28	149,014	4,813	3.23	129,006	1,430	1.11
FHLB & other borrowed funds	1,197,662	52,455	4.38	753,152	30,825	4.09	473,839	11,076	2.34
Subordinated debentures	439,539	16,461	3.75	440,125	16,489	3.75	515,049	20,593	4.00
Total interest-bearing liabilities	14,628,491	451,003	3.08	13,788,735	348,108	2.52	13,672,326	119,090	0.87
Non-interest-bearing liabilities
Non-interest-bearing deposits	4,029,684			4,599,241			5,378,906
Other liabilities	238,528			198,634			171,390
Total liabilities	18,896,703			18,586,610			19,222,622
Stockholders’ equity	3,857,677			3,631,300			3,330,718
Total liabilities and stockholders’ equity	$22,754,380			$22,217,910			$22,553,340
Net interest spread			3.43%			3.51%			3.53%
Net interest income and margin		$857,308	4.27		$832,451	4.25		$767,339	3.81

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2024 compared to 2023 and 2023 compared to 2022 on a fully taxable equivalent basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Years Ended December 31,
	2024 over 2023			2023 over 2022
	Volume	Yield / Rate	Total	Volume	Yield / Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$25,911	$1,839	$27,750	$(42,285)	$28,198	$(14,087)
Federal funds sold	61	(27)	34	75	121	196
Investment securities – taxable	(9,504)	(3,306)	(12,810)	1,909	44,733	46,642
Investment securities – non-taxable	(2,603)	4,933	2,330	2,911	(2,547)	364
Loans receivable	25,399	85,049	110,448	82,989	178,026	261,015
Total interest income	39,264	88,488	127,752	45,599	248,531	294,130
Interest expense:
Interest-bearing transaction and savings deposits	(1,966)	48,356	46,390	(2,600)	180,125	177,525
Time deposits	16,069	18,201	34,270	1,473	30,991	32,464
Federal funds purchased	(1)	(1)	(2)	(3)	4	1
Securities sold under agreement to repurchase	555	80	635	254	3,129	3,383
FHLB & other borrowed funds	19,333	2,297	21,630	8,685	11,064	19,749
Subordinated debentures	(22)	(6)	(28)	(2,864)	(1,240)	(4,104)
Total interest expense	33,968	68,927	102,895	4,945	224,073	229,018
Increase in net interest income	$5,296	$19,561	$24,857	$40,654	$24,458	$65,112
Provision for Credit Losses
Credit Loss Expense: During the year ended December 31, 2024, the Company recorded $48.1 million in credit loss expense. This consisted of a $48.4 million provision for credit losses on loans, which was partially offset by a $330,000 recovery of credit losses on available-for-sale investments due to an improvement in the unrealized loss position for one of our subordinated debt investments. Of the $48.4 million provision for credit losses on loans recorded, $33.4 million as used to establish a hurricane reserve for loans located in the FEMA disaster areas impacted by Hurricanes Helene and Milton, which made landfall during the third and fourth quarters of 2024. The Company determined the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no additional provision was considered necessary for the held-to-maturity portfolio.
Net charge-offs to average total loans increased to 0.41% for the year ended December 31, 2024 from 0.09% for the year ended December 31, 2023. During the fourth quarter of 2024, the Company completed an asset quality cleanup project which was the main driver of the $47.4 million increase in net charge-offs for the year ended December 31, 2024 compared to December 31, 2023. Non-performing loans to total loans increased from 0.44% as of December 31, 2023 to 0.67% as of December 31, 2024.
Non-Interest Income
Total non-interest income was $168.6 million in 2024, compared to $169.9 million in 2023 and $175.1 million in 2022. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.

Table 6 measures the various components of our non-interest income for the years ended December 31, 2024, 2023, and 2022, respectively, as well as changes for the years 2024 compared to 2023 and 2023 compared to 2022.
Table 6: Non-Interest Income

	Years Ended December 31,			2024 Change from 2023		2023 Change from 2022
	2024	2023	2022
	(Dollars in thousands)
Service charges on deposit accounts	$39,223	$39,207	$37,114	$16	—%	$2,093	5.6%
Other service charges and fees	43,009	44,188	44,588	(1,179)	(2.7)	(400)	(0.9)
Trust fees	18,717	17,892	12,855	825	4.6	5,037	39.2
Mortgage lending income	15,789	10,738	17,657	5,051	47.0	(6,919)	(39.2)
Insurance commissions	2,151	2,086	2,192	65	3.1	(106)	(4.8)
Increase in cash value of life insurance	4,850	4,655	3,800	195	4.2	855	22.5
Dividends from FHLB, FRB, FNBB & other	11,462	11,642	9,198	(180)	(1.5)	2,444	26.6
Gain on sale of SBA loans	617	278	183	339	121.9	95	51.9
Gain on sale of branches, equipment and other assets, net	2,102	1,507	15	595	(39.5)	1,492	(9,946.7)
(Loss) gain on OREO, net	(2,272)	332	500	(2,604)	(784.3)	(168)	(33.6)
Fair value adjustment for marketable securities	2,971	(1,094)	(1,272)	4,065	371.6	178	(14.0)
Other income	29,955	38,503	48,281	(8,548)	(22.2)	(9,778)	(20.3)
Total non-interest income	$168,574	$169,934	$175,111	$(1,360)	(0.8)%	$(5,177)	(3.0)%
Non-interest income decreased $1.4 million, or 0.8%, to $168.6 million for the year ended December 31, 2024 from $169.9 million for the same period in 2023. The primary factors that resulted in this decrease were the $8.5 million decrease in other income and $2.6 million decrease in gain on OREO, partially offset by the $5.1 million increase in mortgage lending income and $4.1 million increase in the fair value adjustment for marketable securities. Other factors were changes related to service charges on deposit accounts, trust fees, and gain on sale of branches, equipment and other assets.
Additional details for the year ended December 31, 2024 on some of the more significant changes are as follows:
•The $1.2 million decrease in other service charges and fees is primarily due to decreases in Centennial CFG property finance loan fees and Mastercard income.
•The $825,000 increase in trust fees is primarily related to an increases in personal trust fees, employee trust fees, IRA fees and retirement fees.
•The $5.1 million increase in mortgage lending income is primarily related to an increase in volume of secondary market loans from the lower volume of loans during 2023.
•The $595,000 increase in gain on sale of branches, equipment and other assets, net, is primarily due to the sale of a building from our Texas region during 2024.
•The $2.6 million decrease in gain on OREO is primarily due to revaluation of two OREO properties during 2024.
•The $4.1 million increase in the fair value adjustment for marketable securities is due to the changes in the fair value of marketable securities held by the Company.
•The $8.5 million decrease in other income is primarily due to a $7.4 million reduction in income for equity method investments, a $2.9 million reduction in BOLI death benefit income and a $3.0 million decrease in recoveries on historic losses, partially offset by a $2.2 million increase in rental income from OREO and a $2.1 million increase in investment brokerage fee income.

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
•    The $6.9 million decrease in mortgage lending income is primarily related to a decrease in volume of secondary market loans from the high volume of loans during 2022. The decrease in volume is due to the increase in interest rates.
•     The $855,000 increase in cash value of life insurance is primarily related to the increase in bank owned life insurance resulting from the acquisition of Happy.
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
•     The $9.8 million decrease in other income is primarily due to the $15.0 million in income in 2022 from the settlement of a lawsuit brought by the Company and a $6.0 million decrease in income for items previously charged-off, which were partially offset by $4.9 million increase in income from equity method investments, $3.1 million in BOLI death benefit income and a $2.8 million increase in rental income primarily related to the acquisition of Happy.

Non-Interest Expense
Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.
Table 7 below sets forth a summary of non-interest expense for the years ended December 31, 2024, 2023, and 2022, as well as changes for the years ended 2024 compared to 2023 and 2023 compared to 2022.
Table 7: Non-Interest Expense

	Years Ended December 31,			2024 Change from 2023		2023 Change from 2022
	2024	2023	2022
	(Dollars in thousands)
Salaries and employee benefits	$241,022	$256,966	$238,885	$(15,944)	(6.2)%	$18,081	7.6%
Occupancy and equipment	58,031	60,303	53,417	(2,272)	(3.8)	6,886	12.9
Data processing expense	36,494	36,329	34,942	165	0.5	1,387	4.0
Merger expense	—	—	49,594	—	—	(49,594)	(100.0)
Other operating expenses:
Advertising	7,097	8,850	7,974	(1,753)	(19.8)	876	11.0
Amortization of intangibles	8,443	9,685	8,853	(1,242)	(12.8)	832	9.4
Electronic banking expense	13,444	14,313	13,632	(869)	(6.1)	681	5.0
Directors' fees	1,639	1,814	1,491	(175)	(9.6)	323	21.7
Due from bank service charges	1,131	1,115	1,255	16	1.4	(140)	(11.2)
FDIC and state assessment	15,388	25,530	8,428	(10,142)	(39.7)	17,102	202.9
Hurricane expense	—	—	176	—	—	(176)	(100.0)
Insurance	3,634	3,567	3,705	67	1.9	(138)	(3.7)
Legal and accounting	8,961	5,230	9,401	3,731	71.3	(4,171)	(44.4)
Other professional fees	8,142	8,815	8,881	(673)	(7.6)	(66)	(0.7)
Operating supplies	2,680	3,138	3,120	(458)	(14.6)	18	0.6
Postage	2,060	2,081	2,078	(21)	(1.0)	3	0.1
Telephone	1,807	2,160	1,890	(353)	(16.3)	270	14.3
Other expense	36,963	32,967	27,905	3,996	12.1	5,062	18.1
Total non-interest expense	$446,936	$472,863	$475,627	$(25,927)	(5.5)%	$(2,764)	(0.6)%
Non-interest expense decreased $25.9 million, or 5.5%, to $446.9 million for the year ended December 31, 2024, from $472.9 million for the same period in 2023. The primary factors that resulted in this decrease was the decrease in salaries and employee benefits expense and FDIC and state assessment expense, partially offset by the increases in legal and accounting fees and other expenses. Other factors were changes related to occupancy and equipment expenses, advertising expenses, amortization of intangibles, electronic banking expense and other professional fees.
Additional details for the year ended December 31, 2024 on some of the more significant changes are as follows:
•The $15.9 million decrease in salaries and employee benefits expense is primarily due to the Company's project to reduce the size of its workforce and a decrease in deferred loan costs.
•The $2.3 million decrease in occupancy and equipment expense is primarily due to decreases in lease, utility, maintenance and other occupancy expenses.
•The $1.8 million decrease in advertising expense is primarily due to a decreased volume of advertising.
•The $1.2 million decrease in amortization of intangibles is primarily due to the core deposit intangible from the Company's 2013 acquisition of Liberty Bank being fully amortized in 2023.

•The $869,000 decrease in electronic banking expense is primarily due to a decrease in debit card processing fees and interchange network expenses.
•The $10.1 million decrease in FDIC and state assessment expense is primarily due to the $13.0 million FDIC special assessment levied during the fourth quarter of 2023 in order to recover the losses to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank, partially offset by the remaining portion of the FDIC special assessment being incurred during the second quarter of 2024.
•The $3.7 million increase in legal and accounting expense is primarily due to ongoing legal matters.
•The $673,000 decrease in other professional fees is primarily due to cost saving measures following the acquisition of Happy.
•The $4.0 million increase in other expenses is primarily related to an increase in OREO expense and miscellaneous costs, partially offset by decreases in travel expenses, reimbursable loan fees and other losses.
Non-interest expense increased $2.8 million, or 0.6%, to $472.9 million for the year ended December 31, 2023, from $475.6 million for the same period in 2022. The primary factors that resulted in this decrease was the decrease in merger expense, partially offset by increases in salaries and employee benefits expense and FDIC and state assessment expense. Other factors were changes related to occupancy and equipment expenses, data processing expenses, advertising expenses, amortization of intangibles, legal and accounting expenses and other expense.
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
•The $5.1 million increase in other expenses is primarily related to the acquisition of Happy, partially offset by the reduction of $2.1 million in trust preferred securities redemption fees which were incurred in 2022.
Income Taxes
During 2024, the Company lowered its marginal tax rate from 24.989% to 24.433%. In an effort to more accurately reflect legislative and current state income apportionment, the state tax rate was lowered to 4.346%. This lowered the blended rate to 24.433%.
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
Income tax expense increased $1.1 million, or 1.0%, to $120.1 million for the year ended December 31, 2024, from $119.0 million for 2023. Income tax expense increased $29.6 million, or 33.2%, to $119.0 million for the year ended December 31, 2023, from $89.3 million for 2022. The effective tax rates for the years ended December 31, 2024, 2023 and 2022 were 22.99%, 23.24% and 22.64%, respectively. The Company’s marginal tax rate was 24.433%, 24.989% and 24.6735% for years ended December 31, 2024, 2023 and 2022, respectively.
Financial Condition as of and for the Years Ended December 31, 2024 and 2023
Our total assets as of December 31, 2024 decreased $165.9 million to $22.49 billion from the $22.66 billion reported as of December 31, 2023. The decrease in total assets is primarily due to a $442.0 million decrease in investment securities resulting from paydowns and maturities and a $89.9 million decrease in cash and cash equivalents during the year. Our loan portfolio balance increased $339.8 million to $14.76 billion as of December 31, 2024, from $14.42 billion as of December 31, 2023. The increase in loans was due to $471.4 million in organic loan growth within our legacy footprint, which was partially offset by $131.7 million of organic loan decline from our CFG franchise during 2024. Total deposits increased $358.6 million to $17.15 billion as of December 31, 2024 compared to $16.79 billion as of December 31, 2023. Stockholders’ equity increased $170.0 million to $3.96 billion as of December 31, 2024, compared to $3.79 billion as of December 31, 2023. The increase in stockholders’ equity is primarily associated with the $402.2 million in net income, which was partially offset by the $150.0 million of shareholder dividends paid, the repurchase of $86.1 million of our common stock during 2024 and the $7.0 million decrease in accumulated other comprehensive income. The improvement in stockholders’ equity was 4.5% for the year ended December 31, 2024 compared to December 31, 2023.
Our total assets as of December 31, 2023 decreased $226.9 million to $22.66 billion from the $22.88 billion reported as of December 31, 2022. The decrease in total assets is primarily due to a $539.5 million decrease in investment securities resulting from paydowns and maturities, which was partially offset by a $275.4 million increase in cash and cash equivalents during the year. Our loan portfolio balance increased $15.2 million to $14.42 billion as of December 31, 2023, from $14.41 billion as of December 31, 2022. The increase in loans was due to $340.4 million in organic loan growth within our legacy footprint, which was partially offset by $325.2 million of organic loan decline from our CFG franchise during 2023. Total deposits decreased $1.15 billion to $16.79 billion as of December 31, 2023 compared to $17.94 billion as of December 31, 2022. The decrease in deposits was primarily due to the runoff of deposits during 2023 as a result of the rising interest rate environment. Stockholders’ equity increased $264.7 million to $3.79 billion as of December 31, 2023, compared to $3.53 billion as of December 31, 2022. The increase in stockholders’ equity is primarily associated with the $392.9 million in net income and the $56.4 million increase in accumulated other comprehensive income, which were partially offset by the $145.9 million of shareholder dividends paid and the repurchase of $48.3 million of our common stock during 2023. The improvement in stockholders’ equity was 7.5% for the year ended December 31, 2023 compared to December 31, 2022.
Loan Portfolio
Our loan portfolio averaged $14.68 billion and $14.31 billion during the years ended December 31, 2024 and 2023, respectively. Loans receivable were $14.76 billion as of December 31, 2024 compared to $14.42 billion as of December 31, 2023, an increase of $339.8 million, or 2.4%.
During 2024, the Company experienced $339.8 million in organic loan growth. The $339.8 million in organic loan growth included $471.4 million in organic loan growth for our legacy footprint, which was partially offset by $131.7 million of organic loan decline for Centennial CFG during 2024.
During 2023, the Company experienced $15.2 million in organic loan growth. The $15.2 million in organic loan growth included $340.4 million in organic loan growth for our legacy footprint, which was partially offset by $325.2 million of organic loan decline for Centennial CFG during 2023.
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, Texas, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Texas, Alabama and New York. Loans receivable were approximately $3.42 billion, $4.15 billion, $3.90 billion, $111.0 million, $1.36 billion and $1.82 billion as of December 31, 2024 in Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG, respectively.

As of December 31, 2024, we had $1.16 billion of construction/land development loans which were collateralized by land. This consisted of $107.8 million for raw land and $1.05 billion for land with commercial and/or residential lots.
Table 8 presents our loans receivable balances by category as of December 31, 2024 and 2023.
Table 8: Loans Receivable

	As of December 31,
	2024	2023
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$5,426,780	$5,549,954
Construction/land development	2,736,214	2,293,047
Agricultural	336,993	325,156
Residential real estate loans:
Residential 1-4 family	1,956,489	1,844,260
Multifamily residential	496,484	435,736
Total real estate	10,952,960	10,448,153
Consumer	1,234,361	1,153,690
Commercial and industrial	2,022,775	2,324,991
Agricultural	367,251	307,327
Other	187,153	190,567
Total loans receivable	$14,764,500	$14,424,728
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
As of December 31, 2024, commercial real estate loans totaled $8.50 billion, or 57.6% of loans receivable, as compared to $8.17 billion, or 56.7% of loans receivable, as of December 31, 2023. Commercial real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $2.18 billion, $2.61 billion, $2.17 billion, $45.0 million, zero and $1.49 billion, respectively, at December 31, 2024.

Table 9 presents the composition of the funded and unfunded balances of our CRE portfolio by loan type, as of December 31, 2024 and December 31, 2023, and their respective percentages of our total CRE portfolio.
Table 9: CRE Loan Concentrations

	December 31, 2024
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$829,697	9.8%	$64,948	2.5%
Office Building	1,070,459	12.6	107,769	4.2
Hotel	1,081,120	12.7	24,652	1.0
Industrial	385,072	4.5	29,517	1.1
Retail	507,405	6.0	12,579	0.5
Owner-Occupied (1)	1,553,027	18.2	167,399	6.5
Construction/Land Development:
Construction Residential-Spec	433,964	5.1	330,119	12.8
Residential Land Development	537,686	6.3	86,200	3.4
Construction Commercial	337,727	4.0	360,340	14.0
Construction Multi Family	556,168	6.5	908,976	35.4
Commercial Land Development	512,284	6.0	99,165	3.9
Construction Residential-Presold	186,325	2.2	141,047	5.5
Construction Hotel	64,239	0.8	191,088	7.4
Raw Land	107,821	1.3	8,215	0.3
Agricultural (1)	336,993	4.0	38,913	1.5
Total Commercial Real Estate (2)	$8,499,987	100.0%	$2,570,927	100.0%

	December 31, 2023
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$979,802	12.0%	$79,598	3.2%
Office Building	1,023,917	12.5	89,464	3.6
Hotel	1,067,028	13.1	34,374	1.4
Industrial	401,125	4.9	37,342	1.5
Retail	579,886	7.1	19,744	0.8
Owner-Occupied (1)	1,498,196	18.4	98,681	4.0
Construction/Land Development:
Construction Residential-Spec	408,023	5.0	427,563	17.2
Residential Land Development	475,615	5.8	88,856	3.6
Construction Commercial	492,421	6.0	388,486	15.7
Construction Multi Family	189,711	2.3	753,285	30.3
Commercial Land Development	327,194	4.0	51,303	2.1
Construction Residential-Presold	200,114	2.4	160,809	6.5
Construction Hotel	127,784	1.6	227,530	9.2
Raw Land	72,185	0.9	1,119	—
Agricultural (1)	325,156	4.0	21,640	0.9
Total Commercial Real Estate (2)	$8,168,157	100.0%	$2,479,794	100.0%
(1)    Agriculture real estate loans and owner-occupied non-farm non-residential loans are not included within CRE for regulatory reporting purposes.
(2)     Excludes multi-family residential loans of $496.5 million and $435.7 million as of December 31, 2024 and December 31, 2023, respectively, which are included in the residential real estate loans throughout the filing. Multi-family residential loans are included in CRE for regulatory purposes.

Table 10 presents the composition of our CRE loan portfolio by the ten largest geographical locations of the collateral as of December 31, 2024 and December 31, 2023.
Table 10: Geographical Locations of CRE Loans

	Top 10 Geographical States for CRE Loan Collateral Concentrations
	Florida	Texas	Arkansas	New York	Georgia	Utah	Alabama	California	Pennsylvania	Tennessee	All Other Areas	Total
As of December 31, 2024
Non-Farm/Non-Residential:
Single Purpose Building	$275,440	$212,649	$168,691	$49,278	$17,506	$—	$6,494	$429	$—	$1,586	$97,624	$829,697
Office Building	333,230	355,794	64,062	50,091	91,723	—	18,934	—	25,616	—	131,009	1,070,459
Hotel	541,001	263,647	99,830	4,943	24,319	—	18,575	16,419	—	—	112,386	1,081,120
Industrial	44,392	91,344	40,908	57,556	—	—	59,745	20,041	—	—	71,086	385,072
Retail	148,053	252,087	56,885	4,158	—	—	12,166	(100)	—	435	33,721	507,405
Owner-Occupied (1)	492,655	431,489	337,935	—	21,051	—	26,314	5,748	83,199	6,911	147,725	1,553,027
Construction/Land Development:
Construction Residential - Spec	150,143	107,149	41,299	126,299	—	—	82	—	—	—	8,992	433,964
Residential Land Development	148,897	102,369	51,865	—	304	165,643	2,329	—	—	2,466	63,813	537,686
Construction Commercial	84,027	111,199	62,549	15,159	—	12,451	1,182	(213)	876	9,194	41,303	337,727
Construction Multi Family	240,255	72,676	32,812	139,130	—	—	—	19,326	228	37,881	13,860	556,168
Commercial Land Development	118,729	70,700	31,841	37,820	40,068	—	9,752	50,248	—	42,181	110,945	512,284
Construction Residential - Presold	93,517	61,538	29,937	—	—	—	1,022	—	—	—	311	186,325
Construction Hotel	6,693	9,796	22,036	—	13,555	—	5,152	—	—	—	7,007	64,239
Raw Land	9,036	8,537	31,649	—	—	—	1,311	34,388	—	—	22,900	107,821
Agricultural (1)	32,589	176,084	106,684	—	—	—	3,736	—	—	—	17,900	336,993
Total Commercial Real Estate (2)	$2,718,657	$2,327,058	$1,178,983	$484,434	$208,526	$178,094	$166,794	$146,286	$109,919	$100,654	$880,582	$8,499,987

	Top 10 Geographical States for CRE Loan Collateral Concentrations
	Florida	Texas	Arkansas	New York	Utah	Alabama	Georgia	California	Pennsylvania	Oklahoma	All Other Areas	Total
As of December 31, 2023
Non-Farm/Non-Residential:
Single Purpose Building	$301,505	$330,203	$183,961	$52,945	$—	$11,810	$5,228	$1,396	$2,317	$5,200	$85,237	$979,802
Office Building	323,320	276,425	86,951	50,294	—	19,686	95,457	—	28,501	42,885	100,398	1,023,917
Hotel	518,592	223,750	106,975	59,910	—	19,374	23,760	—	—	24,254	90,413	1,067,028
Industrial	41,138	64,060	39,517	93,323	—	71,465	—	24,796	—	—	66,826	401,125
Retail	177,569	243,364	64,049	7,285	—	11,977	—	23,372	—	319	51,951	579,886
Owner-Occupied (1)	476,507	429,440	309,584	—	9,376	15,654	23,991	4,617	86,874	18,993	123,160	1,498,196
Construction/Land Development:
Construction Residential - Spec	124,019	103,483	35,461	88,670	—	2,763	497	40,624	—	—	12,506	408,023
Residential Land Development	93,644	123,284	47,952	—	189,435	2,868	226	—	—	—	18,206	475,615
Construction Commercial	115,757	226,684	31,964	—	—	4,293	11,248	—	—	—	102,475	492,421
Construction Multi Family	44,179	26,082	48,485	53,711	—	—	—	8,376	189	—	8,689	189,711
Commercial Land Development	71,670	35,647	33,294	81,004	—	5,764	—	19,029	—	—	80,786	327,194
Construction Residential - Presold	125,004	49,654	23,248	—	—	1,184	—	—	—	125	899	200,114
Construction Hotel	70,781	50,346	3,208	—	—	(208)	(130)	—	—	—	3,787	127,784
Raw Land	8,283	15,334	23,649	—	—	2,837	—	20,894	—	—	1,188	72,185
Agricultural (1)	23,637	182,495	99,243	—	—	3,104	360	—	—	1,227	15,090	325,156
Total Commercial Real Estate (2)	$2,515,605	$2,380,251	$1,137,541	$487,142	$198,811	$172,571	$160,637	$143,104	$117,881	$93,003	$761,611	$8,168,157

(1)     Agriculture real estate loans and owner-occupied non-farm non-residential loans are not included within CRE for regulatory reporting purposes.
(2)     Excludes multi-family residential loans of $496.5 million and $435.7 million as of December 31, 2024 and December 31, 2023, respectively, which are included in the residential real estate loans throughout the filing. Multi-family residential loans are included in CRE for regulatory purposes.
Our loan policy states that in order to achieve a well-balanced, diversified credit portfolio, concentrations containing inappropriate or excessive risk are to be avoided. It is the goal of the Company to maintain a prudent diversification of loans. We define a concentration of credit as direct or indirect obligations according to the following guidelines: (i) concentrations of 25% or more of total risk-based capital by individual borrower, small, interrelated group of individuals, single repayment source or individual project; (ii) concentrations of 100% or more of total risk-based capital by industry or product line. As of December 31, 2024, we have not met the threshold for the concentration limits. In addition, the Bank's board of directors monitors the CRE loan portfolio for concentrations related to geography, industry, and collateral type and determines applicable guidelines. The Chief Lending Officer also reviews the portfolio periodically to determine if any concentrations exist and makes recommendations with respect to setting internal guidelines.
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
The Company has a CRE strategy and contingency plan which outlines the principles required to adequately manage our CRE exposures. It discusses the inherent risks within CRE lending, as well as the risks unique to specific lending activities and property taxes. In addition, the plan outlines internal limits related to CRE lending, reasoning for operating outside those limits, and provides for a contingency plan to reduce the CRE exposures under adverse economic conditions or other situations where it is deemed necessary to do so. The responsibility for monitoring the Company’s CRE strategy and contingency plan, and subsequent reporting to management and the Bank’s board of directors, lies with the Chief Lending Officer and the Asset Quality Committee. Within the CRE strategy and contingency plan, we established four adverse economic triggers to measure on an ongoing basis to attempt to determine when a change in CRE strategy might be warranted, at least from an external economic perspective. If one or a combination of these triggers have exceeded board approved thresholds, the Bank’s Executive Risk Committee will determine which action or combination of actions to take based on the specific situation. The required actions are likely to focus on tightening/loosening of underwriting criteria, potential capital raises or loan distribution actions such as selling or participating loans. However, other action steps may be considered necessary depending upon the specific situation. As of December 31, 2024, none of the triggers exceeded our internal guidelines, and we have not recommended any additional changes to our underwriting standards because the Company considers the current standards to be adequate in addressing the risks to our CRE portfolio.
Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 57.1% and 36.2% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of December 31, 2024, with the remaining 6.7% relating to condos and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to many factors including the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of December 31, 2024, residential real estate loans totaled $2.45 billion, or 16.6%, of loans receivable, compared to $2.28 billion, or 15.8% of loans receivable, as of December 31, 2023. Residential real estate loans originated in our franchises in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $587.4 million, $1.03 billion, $649.8 million, $35.8 million, zero and $147.4 million, respectively, at December 31, 2024.
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
As of December 31, 2024, consumer loans totaled $1.23 billion, or 8.4% of loans receivable, compared to $1.15 billion, or 8.0% of loans receivable, as of December 31, 2023. Consumer loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $21.7 million, $6.7 million, $10.5 million, $470,000, $1.19 billion and zero, respectively, at December 31, 2024.

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
As of December 31, 2024, commercial and industrial loans totaled $2.02 billion, or 13.7% of loans receivable, which compared to $2.32 billion, or 16.1% of loans receivable, as of December 31, 2023. Commercial and industrial loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $443.1 million, $462.6 million, $770.6 million, $24.9 million, $162.5 million and $159.2 million, respectively, at December 31, 2024.
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
As of December 31, 2024, agricultural loans totaled $367.3 million, or 2.5% of loans receivable, compared to the $307.3 million, or 2.1% of loans receivable as of December 31, 2023. Agricultural loans originated in our Arkansas, Florida and Texas markets were $73.2 million, $60,000 and $294.0 million, respectively, and zero in our Alabama, SPF and Centennial CFG markets at December 31, 2024.
Table 11 presents the distribution of the maturity of our total loans as of December 31, 2024. The table also presents the portion of our loans that have fixed interest rates and interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.
The loans acquired during our acquisitions accrete interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted-average life of the loans).
Table 11: Maturity Distribution of Loan Portfolio and Interest Rate Detail of Loans Due After One Year

	Maturity Distribution of Loan Portfolio
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,564,907	$2,629,878	$977,997	$253,998	$5,426,780
Construction/land development	1,111,342	1,298,697	163,642	162,533	2,736,214
Agricultural	106,062	125,415	76,297	29,219	336,993
Residential real estate loans
Residential 1-4 family	252,604	323,039	276,269	1,104,577	1,956,489
Multifamily residential	149,542	263,242	54,712	28,988	496,484
Total real estate	3,184,457	4,640,271	1,548,917	1,579,315	10,952,960
Consumer	13,710	27,073	319,717	873,861	1,234,361
Commercial and industrial	763,035	880,786	361,712	17,242	2,022,775
Agricultural	300,658	53,330	12,531	732	367,251
Other	40,289	122,221	8,885	15,758	187,153
Total loans receivable	$4,302,149	$5,723,681	$2,251,762	$2,486,908	$14,764,500

	Loans Due After One Year
	Predetermined Interest Rates	Floating or Adjustable Interest Rates	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,485,980	$2,375,893	$3,861,873
Construction/land development	240,681	1,384,191	1,624,872
Agricultural	101,104	129,827	230,931
Residential real estate loans
Residential 1-4 family	592,366	1,111,519	1,703,885
Multifamily residential	185,213	161,729	346,942
Total real estate	2,605,344	5,163,159	7,768,503
Consumer	1,181,176	39,475	1,220,651
Commercial and industrial	334,923	924,817	1,259,740
Agricultural	31,489	35,104	66,593
Other	92,577	54,287	146,864
Total loans receivable	$4,245,509	$6,216,842	$10,462,351
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. For PCD loans not individually analyzed for impairment, the Company develops separate PCD models for each loan segment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $76.3 million and $130.7 million in PCD loans, as of December 31, 2024 and 2023, respectively.

Table 12 sets forth information with respect to our non-performing assets as of December 31, 2024 and 2023. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 12: Non-performing Assets

	As of December 31,
	2024	2023
	(Dollars in thousands)
Non-accrual loans	$93,853	$59,971
Loans past due 90 days or more (principal or interest payments)	5,034	4,130
Total non-performing loans	98,887	64,101
Other non-performing assets
Foreclosed assets held for sale, net	43,407	30,486
Other non-performing assets	63	785
Total other non-performing assets	43,470	31,271
Total non-performing assets	$142,357	$95,372
Allowance for credit losses to non-accrual loans	293.95%	480.62%
Allowance for credit losses to non-performing loans	278.99	449.66
Non-accrual loans to total loans	0.64	0.42
Non-performing loans to total loans	0.67	0.44
Non-performing assets to total assets	0.63	0.42
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
As of December 31, 2024, our non-performing loans increased to $98.9 million, or 0.67%, of total loans from $64.1 million, or 0.44%, of total loans as of December 31, 2023. The allowance for credit losses as a percentage of non-performing loans decreased to 278.99% as of December 31, 2024, compared to 449.66% as of December 31, 2023. As of December 31, 2024, our non-performing assets increased to $142.4 million, or 0.63%, of total assets from $95.4 million, or 0.42%, of total assets as of December 31, 2023.
The table below shows the non-performing loans and non-performing assets by region as of December 31, 2024:

(in thousands)	Texas	Arkansas	Centennial CFG	Shore Premier Finance	Florida	Alabama	Total
Non-accrual loans	$23,494	$18,448	$7,390	$5,537	$38,778	$206	$93,853
Loans 90+ days past due	4,134	538	—	—	362	—	5,034
Total non-performing loans	$27,628	$18,986	$7,390	$5,537	$39,140	$206	$98,887

Foreclosed assets held for sale	13,924	757	22,775	—	5,951	—	43,407
Other non-performing assets	63	—	—	—	—	—	63
Total other non-performing assets	$13,987	$757	$22,775	$—	$5,951	$—	$43,470
Total non-performing assets	$41,615	$19,743	$30,165	$5,537	$45,091	$206	$142,357

The table below shows the non-performing loans and non-performing assets by region as of December 31, 2023:

(in thousands)	Texas	Arkansas	Centennial CFG	Shore Premier Finance	Florida	Alabama	Total
Non-accrual loans	$29,391	$15,319	$2,764	$2,768	$9,316	$413	$59,971
Loans 90+ days past due	4,092	38	—	—	—	—	4,130
Total non-performing loans	$33,483	$15,357	$2,764	$2,768	$9,316	$413	$64,101

Foreclosed assets held for sale	264	167	22,775	—	7,280	—	30,486
Other non-performing assets	63	—	—	—	722	—	785
Total other non-performing assets	$327	$167	$22,775	$—	$8,002	$—	$31,271
Total non-performing assets	$33,810	$15,524	$25,539	$2,768	$17,318	$413	$95,372
The $7.4 million balance of non-accrual loans for our Centennial CFG Capital Markets Group at December 31, 2024 consists of three loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. The loans are not current on either principal or interest, and we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve. Any interest payments that are received will be applied to the principal balance. In addition, the $22.8 million balance of foreclosed assets held for sale for our Centennial CFG Property Finance Group consists of an office building located in California which was placed in foreclosed assets held for sale during the fourth quarter of 2023. This represents the largest component of the Company's $43.4 million in foreclosed assets held for sale.
Debt restructuring generally occurs when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our restructured loans that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. As of December 31, 2024, we had $105.9 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual. Our Florida market contains $1.3 million, our Arkansas market contains $1.9 million, our Texas market contains $100.5 million and our New York region contains $2.2 million of these restructured loans.
During the year ended December 31, 2024, the Company restructured approximately $108.4 million in loans to 13 borrowers. The ending balance of these loans as of December 31, 2024, was $100.5 million. Three of the modified loans pertained to one borrower relationship and accounted for $99.1 million of the total post-modification outstanding balance. The modification involved three new loans being underwritten resulting in the interest rate decreasing by 12 basis points and one of the loans in the relationship being charged-off. The charged-off amount was $26.1 million. Five of the $122.7 million in restructured loans held by the Company were considered to be collateral dependent as of December 31, 2024. The outstanding balance of these loans was $114.7 million, and the specific reserve was $2.9 million.
The majority of the Bank’s restructured loans involve reducing the interest rate, changing from a principal and interest payment to interest-only, lengthening the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At December 31, 2024, the amount of restructured loans was $122.7 million. As of December 31, 2024, 86.3% of all restructured loans were performing to the terms of the restructure.
Total foreclosed assets held for sale were $43.4 million as of December 31, 2024, compared to $30.5 million as of December 31, 2023 for a increase of $12.9 million. The foreclosed assets held for sale as of December 31, 2024 are comprised of approximately $757,000 of assets located in Arkansas, $5.9 million of assets located in Florida, $14.0 million located in Texas, zero located in Alabama, zero for SPF and $22.8 million of assets in our Centennial CFG market. The majority of the foreclosed assets held for sale is comprised of three properties. The first is an office building located in Santa Monica, California with a carrying value of $22.8 million. The second is an apartment complex which is under construction in Gunter, Texas with a carrying value of $12.1 million, and the third is an office building located in Miami, Florida with a carrying value of $5.5 million. These three properties account for $40.4 million of the balance of foreclosed assets held for sale at December 31, 2024. During the year ended December 31, 2024, the office building in Miami, Florida was written down by $1.5 million and the apartment complex in Gunter, Texas was written down by $1.0 million.

Table 13 shows the summary of foreclosed assets held for sale as of December 31, 2024 and 2023.
Table 13: Total Foreclosed Assets Held for Sale

	December 31
	2024	2023
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$28,392	$29,894
Construction/land development	13,391	47
Residential real estate loans
Residential 1-4 family	1,624	545
Total foreclosed assets held for sale	$43,407	$30,486
The Company had $268.0 million and $94.9 million in impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, average impaired loans were $139.6 million compared to $160.9 million as of December 31, 2023. The amortized cost balance for loans with a specific allocation increased from $10.5 million to $92.7 million, and the specific allocation for impaired loans increased by approximately $17.4 million for the period ended December 31, 2024 compared to the period ended December 31, 2023. As of December 31, 2024, our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets accounted for approximately $24.6 million, $62.4 million, $157.6 million, $206,000, $13.5 million and $9.7 million, respectively, of the impaired loans.
Past Due and Non-Accrual Loans
Table 14 shows the summary non-accrual loans as of December 31, 2024 and 2023:
Table 14: Total Non-Accrual Loans

	As of December 31,
	2024	2023
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$35,868	$13,178
Construction/land development	3,702	12,094
Agricultural	559	431
Residential real estate loans
Residential 1-4 family	22,539	20,351
Multifamily residential	13,083	—
Total real estate	75,751	46,054
Consumer	6,178	3,423
Commercial and industrial	10,931	9,982
Agricultural & other	993	512
Total non-accrual loans	$93,853	$59,971
If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $7.4 million for the year ended December 31, 2024, $5.4 million in 2023, and $4.0 million in 2022 would have been recorded. Interest income recognized on the non-accrual loans for the years ended December 31, 2024, 2023 and 2022 was considered immaterial.

Table 15 shows the summary of accruing past due loans 90 days or more as of December 31, 2024 and 2023:
Table 15: Total Loans Accruing Past Due 90 Days or More

	As of December 31,
	2024	2023
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$304	$2,177
Construction/land development	600	255
Residential real estate loans
Residential 1-4 family	1,835	84
Total real estate	2,739	2,516
Consumer	32	79
Commercial and industrial	2,263	1,535
Total loans accruing past due 90 days or more	$5,034	$4,130
Our total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.67% and 0.44% as of December 31, 2024 and 2023, respectively.
Allowance for Credit Losses
Overview. The allowance for credit losses on loans receivable decreased from $288.2 million as of December 31, 2023 to $275.9 million as of December 31, 2024. The specific reserve for loans individually analyzed for credit losses was $23.8 million on $209.8 million of individually analyzed loans as of December 31, 2024, compared to a reserve of $6.4 million on $171.7 million of individually analyzed loans as of December 31, 2023. The allowance for credit losses as a percentage of loans was 1.87% and 2.00% at December 31, 2024 and December 31, 2023, respectively.
Loans Collectively Evaluated for Credit Loss. Loans receivable collectively evaluated for credit loss increased by approximately $301.7 million from $14.25 billion at December 31, 2023 to $14.55 billion at December 31, 2024. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for credit loss to the total loans collectively evaluated for impairment decreased from 1.98% at December 31, 2023 to 1.73% at December 31, 2024.
Charge-offs and Recoveries. Total charge-offs increased to $63.0 million for the year ended December 31, 2024, compared to $16.1 million for the year ended December 31, 2023. Total recoveries decreased to $2.3 million for the year ended December 31, 2024, compared to $2.7 million for the same period in 2023. Net loans charged off for the years ended December 31, 2024 and 2023 were $60.8 million and $13.4 million, respectively. The increase in net charge-offs was due to the asset quality cleanup project the Company completed in the fourth quarter of 2024.
The charge-off detail by region for the year ended December 31, 2024 can be seen below.

(in thousands)	Texas	Arkansas	Centennial CFG	Shore Premier Finance	Florida	Alabama	Total
Charge-off	$51,251	$5,952	$2,195	$1,751	$1,836	$51	$63,036
Recovery	772	911	—	22	557	20	2,282
Net charge-offs	$50,479	$5,041	$2,195	$1,729	$1,279	$31	$60,754
Percentage of total	83.1%	8.3%	3.6%	2.8%	2.1%	0.1%	100.0%

The charge-off detail by region for the year ended December 31, 2023 can be seen below.

(in thousands)	Texas	Arkansas	Centennial CFG	Shore Premier Finance	Florida	Alabama	Total
Charge-off	$4,709	$3,026	$4,580	$370	$3,320	$50	$16,055
Recovery	698	839	—	65	1,054	14	2,670
Net charge-offs	$4,011	$2,187	$4,580	$305	$2,266	$36	$13,385
Percentage of total	30.0%	16.3%	34.2%	2.3%	16.9%	0.3%	100.0%
While the 2024 charge-offs and recoveries consisted of many relationships, there were seven individual relationships that consisted of charge-offs greater than $1.0 million. The first was a $26.1 million charge-off for a commercial real estate loan in our Texas market. The second was an $8.8 million charge-off for a commercial real estate loan in our Texas market. The third was a $6.5 million charge-off for a residential real estate loan in our Texas market. The fourth was a $3.0 million charge-off for a commercial and industrial loan in our Arkansas market. The fifth was a $2.0 million charge-off for a commercial and industrial loan in our Texas market. The sixth was a $2.0 million charge-off for a commercial and industrial loan in our Centennial CFG Market. The seventh was a $1.1 million charge-off for commercial real estate loan in our Texas market. As noted previously, the increase in charge-offs was primarily due to the asset quality cleanup project completed during the fourth quarter of 2024.
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

Table 16 shows the allowance for credit losses, charge-offs and recoveries for loans as of and for the years ended December 31, 2024 and 2023.
Table 16: Analysis of Allowance for Credit Losses

	As of December 31,
	2024	2023
	(Dollars in thousands)
Balance, beginning of year	$288,234	$289,669
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	38,132	2,328
Construction/land development	1,437	263
Agricultural	—	7
Residential real estate loans:
Residential 1-4 family	567	269
Multifamily residential	6,500	—
Total real estate	46,636	2,867
Consumer	2,214	543
Commercial and industrial	11,089	9,157
Other	3,097	3,488
Total loans charged off	63,036	16,055
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	59	533
Construction/land development	221	113
Residential real estate loans:
Residential 1-4 family	180	321
Multifamily residential	—	8
Total real estate	460	975
Consumer	105	101
Commercial and industrial	628	583
Other	1,089	1,011
Total recoveries	2,282	2,670
Net loans charged off (recovered)	60,754	13,385
Provision for credit loss - loans	48,400	11,950
Balance, end of year	$275,880	$288,234
Net charge-offs (recoveries) to average loans receivable	0.41%	0.09%
Allowance for credit losses to total loans	1.87	2.00
Allowance for credit losses to net charge-offs (recoveries)	454.09	2,153.41
Net charge-offs to average loans receivable were 0.41% and 0.09% as of December 31, 2024 and 2023, respectively. Despite the uptick in net charge-offs for the year due to the asset quality cleanup project, the Company considers the level immaterial for additional disclosure of net charge-offs to average loans outstanding by loan category.

Table 17 presents the allocation of allowance for credit losses as of December 31, 2024 and 2023.
Table 17: Allocation of Allowance for Credit Losses

	December 31, 2024
	2024		2023
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$88,141	36.7%	$77,194	38.5%
Construction/land development	52,271	18.5	33,877	15.9
Agricultural residential real estate loans:	3,174	2.3	1,441	2.3
Residential real estate loans:
Residential 1-4 family	40,347	13.2	51,313	12.8
Multifamily residential	10,488	3.4	4,547	3.0
Total real estate	194,421	74.1	168,372	72.5
Consumer	27,589	8.4	24,728	8.0
Commercial and industrial	48,330	13.7	91,551	16.1
Agricultural	1,291	2.5	1,259	2.1
Other	4,249	1.3	2,324	1.3
Total	$275,880	100.0%	$288,234	100.0%
(1)Percentage of loans in each category to total loans receivable.
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity ("HTM"), available-for-sale ("AFS"), or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 4.8 years as of December 31, 2024.
Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. We had $1.28 billion of held-to-maturity securities at both December 31, 2024 and 2023. As of December 31, 2024, $1.11 billion, or 86.8%, were invested in obligations of state and political subdivisions, compared to $1.11 billion, or 86.5%, as of December 31, 2023. As of December 31, 2024, $43.6 million, or 3.4%, were invested in obligations of U.S. Government-sponsored enterprises, compared to $43.3 million, or 3.4%, as of December 31, 2023. As of December 31, 2024, $124.2 million, or 9.7%, were invested in U.S. Government-sponsored mortgage-backed securities, compared to $130.3 million, or 10.2%, as of December 31, 2023.
Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $3.07 billion and $3.51 billion as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, $1.32 billion, or 43.1%, of our available-for-sale securities were invested in U.S. government-sponsored mortgage-backed securities, compared to $1.52 billion, or 43.3%, of our available-for-sale securities as of December 31, 2023. To reduce our income tax burden, $870.4 million, or 28.3%, of our available-for-sale securities portfolio as of December 31, 2024, were primarily invested in tax-exempt obligations of state and political subdivisions, compared to $916.3 million, or 26.1%, of our available-for-sale securities as of December 31, 2023. We had $284.8 million, or 9.3%, invested in obligations of U.S. Government-sponsored enterprises as of December 31, 2024, compared to $346.6 million, or 9.9%, of our available-for-sale securities as of December 31, 2023. We had $225.6 million, or 7.3%, invested in non-government-sponsored asset backed securities as of December 31, 2024, compared to $363.5 million, or 10.4%, of our available-for-sale securities as of December 31, 2023. As of December 31, 2024, $171.4 million, or 5.6%, of our available-for-sale securities were invested in private mortgage-backed securities, compared to $175.4 million, or 5.0%, of our available-for-sale securities as of December 31, 2023. Also, we had approximately $195.8 million, or 6.4%, invested in other securities as of December 31, 2024, compared to $185.6 million, or 5.3% of our available-for-sale securities as of December 31, 2023.
During the year ended December 31, 2024, the Company recovered $330,000 in AFS reserves due to an improvement in the unrealized loss position of one of the Company's subordinated debt investments. During the year ended December 31, 2023, one of the Company’s AFS subordinated debt investment securities was downgraded below investment grade. As result, the Company wrote down the value of the investment to its unrealized loss position, which required a $1.7 million provision, but the remaining $842,000 allowance for credit losses on AFS investments associated with certain securities in the subordinated debt portfolio within the banking sector was considered adequate. At December 31, 2022, the Company determined the $842,000 allowance for credit losses on AFS investments associated with certain securities in the subordinated debt portfolio within the banking sector was considered adequate. These investments are classified within the other securities category of the AFS portfolio.
At both December 31, 2024 and 2023, the $2.0 million allowance for credit losses for the held-to-maturity portfolio was considered adequate. No additional provision for credit losses was considered necessary for the HTM portfolio. During the year ended December 31, 2022, the Company recorded a $2.0 million provision for credit losses for the HTM portfolio as a result of the investment securities acquired as part of the Happy acquisition.
Table 18 presents the carrying value and fair value of available-for-sale and held-to-maturity investment securities as of December 31, 2024 and 2023.
Table 18: Investment Securities

	December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
U.S. government-sponsored enterprises	$297,698	$—	$297,698	$1,164	$(14,072)	$284,790
U.S. government-sponsored mortgage-backed securities	1,527,463	—	1,527,463	760	(203,539)	1,324,684
Private mortgage-backed securities	184,643	—	184,643	—	(13,249)	171,394
Non-government-sponsored asset backed securities	228,751	—	228,751	331	(3,434)	225,648
State and political subdivisions	956,055	—	956,055	335	(86,029)	870,361
Other securities	215,662	(2,195)	213,467	576	(18,281)	195,762
Total	$3,410,272	$(2,195)	$3,408,077	$3,166	$(338,604)	$3,072,639

	December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity
U.S. government-sponsored enterprises	$43,560	$—	$43,560	$—	$(3,021)	$40,539
U.S. government-sponsored mortgage-backed securities	124,169	—	124,169	—	(6,695)	117,474
State and political subdivisions	1,109,480	(2,005)	1,107,475	39	(122,587)	984,927
Total	$1,277,209	$(2,005)	$1,275,204	$39	$(132,303)	$1,142,940

	December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
U.S. government-sponsored enterprises	$361,494	$—	$361,494	$2,247	$(17,093)	$346,648
U.S. government-sponsored mortgage-backed securities	1,711,668	—	1,711,668	310	(191,557)	1,520,421
Private mortgage-backed securities	191,522	—	191,522	—	(16,117)	175,405
Non-government-sponsored asset backed securities	370,203	—	370,203	821	(7,551)	363,473
State and political subdivisions	990,318	—	990,318	1,938	(75,931)	916,325
Other securities	215,722	(2,525)	213,197	402	(28,030)	185,569
Total	$3,840,927	$(2,525)	$3,838,402	$5,718	$(336,279)	$3,507,841

	December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity
U.S. government-sponsored enterprises	$43,285	$—	$43,285	$—	$(2,607)	$40,678
U.S. government-sponsored mortgage-backed securities	130,278	—	130,278	106	(4,362)	126,022
State and political subdivisions	1,110,424	(2,005)	1,108,419	456	(105,094)	1,003,781
Total	$1,283,987	$(2,005)	$1,281,982	$562	$(112,063)	$1,170,481
Table 19 reflects the amortized cost and estimated fair value of available-for-sale and held-to-maturity securities as of December 31, 2024 and 2023, by contractual maturity as well as the weighted-average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities by contractual maturity. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.
Table 19: Maturity and Yield Distribution of Investment Securities

	December 31, 2024
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Available-for-sale
U.S. government-sponsored enterprises	$9,034	$167,797	$50,608	$70,259	$—	$297,698	$284,790
U.S. government-sponsored mortgage-backed securities	—	—	—	—	1,527,463	1,527,463	1,324,684
Private mortgage-backed securities	—	—	—	—	184,643	184,643	171,394
Non-government-sponsored asset backed securities	—	—	—	—	228,751	228,751	225,648
State and political subdivisions	5,687	51,211	167,514	731,643	—	956,055	870,361
Other securities	3,011	55,940	146,321	10,390	—	215,662	195,762
Total	$17,732	$274,948	$364,443	$812,292	$1,940,857	$3,410,272	$3,072,639
Percentage of total amortized cost	0.5%	8.1%	10.7%	23.8%	56.9%	100.0%

	December 31, 2024
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Held-to-maturity
U.S. government-sponsored enterprises	$—	$14,455	$29,105	$—	$—	$43,560	$40,539
U.S. government-sponsored mortgage-backed securities	—	—	—	—	124,169	124,169	117,474
State and political subdivisions	—	41,372	336,948	731,160	—	1,109,480	984,927
Total	$—	$55,827	$366,053	$731,160	$124,169	$1,277,209	$1,142,940
Percentage of total amortized cost	—%	4.4%	28.7%	57.2%	9.8%	100.1%

	December 31, 2024
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Tax Equivalent Yield
	(Dollars in thousands)
Available-for-sale
U.S. government-sponsored enterprises	0.76%	2.40%	4.10%	5.87%	—%	3.49%
U.S. government-sponsored mortgage-backed securities	—	—	—	—	2.70	2.70
Private mortgage-backed securities	—	—	—	—	3.81	3.81
Non-government-sponsored asset backed securities	—	—	—	—	5.02	5.02
State and political subdivisions	3.34	3.03	3.74	2.88	—	3.04
Other securities	—	4.18	4.32	4.97	—	4.31
Held-to-maturity
U.S. government-sponsored enterprises	—%	2.42%	3.34%	—%	—%	3.03%
U.S. government-sponsored mortgage-backed securities	—	—	—	—	4.30	4.30
State and political subdivisions	—	3.19	3.38	3.72	—	3.60

	December 31, 2023
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Available-for-sale
U.S. government-sponsored enterprises	$16,787	$131,363	$117,199	$96,145	$—	$361,494	$346,648
U.S. government-sponsored mortgage-backed securities	—	—	—	—	1,711,668	1,711,668	1,520,421
Private mortgage-backed securities	—	—	—	—	191,522	191,522	175,405
Non-government-sponsored asset backed securities	—	—	—	—	370,203	370,203	363,473
State and political subdivisions	2,540	41,095	130,784	815,899	—	990,318	916,325
Other securities	—	52,328	153,020	10,374	—	215,722	185,569
Total	$19,327	$224,786	$401,003	$922,418	$2,273,393	$3,840,927	$3,507,841
Percentage of total amortized cost	0.5%	5.9%	10.4%	24.0%	59.2%	100.0%

	December 31, 2023
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Held-to-maturity
U.S. government-sponsored enterprises	$—	$9,510	$33,775	$—	$—	$43,285	$40,678
U.S. government-sponsored mortgage-backed securities	—	—	—	—	130,278	130,278	126,022
State and political subdivisions	—	17,988	272,169	820,267	—	1,110,424	1,003,781
Other securities	—	—	—	—	—	—	—
Total	$—	$27,498	$305,944	$820,267	$130,278	$1,283,987	$1,170,481
Percentage of total amortized cost	—%	2.1%	23.8%	63.9%	10.2%	100.0%

	December 31, 2023
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Tax Equivalent Yield
	(Dollars in thousands)
Available-for-sale
U.S. government-sponsored enterprises	1.79%	2.53%	3.65%	6.04%	—%	3.79%
U.S. government-sponsored mortgage-backed securities	—	—	—	—	2.63	2.63
Private mortgage-backed securities	—	—	—	—	3.87	3.87
Non-government-sponsored asset backed securities	—	—	—	—	6.41	6.41
State and political subdivisions	3.88	3.00	3.14	2.83	—	2.88
Other securities	—	3.99	4.19	4.75	—	4.17
Held-to-maturity
U.S. government-sponsored enterprises	—%	2.45%	3.20%	—%	—%	3.04%
U.S. government-sponsored mortgage-backed securities	—	—	—	—	4.22	4.22
State and political subdivisions	—	3.04	3.22	3.51	—	3.43
The weighted average tax-equivalent yield is calculated by multiplying the carried book value by the tax-equivalent yield for each security and is then grouped by investment type and maturity. Tax-exempt obligations have been computed on a tax-equivalent basis. Taxable-equivalent adjustments are the result of increasing income from tax-free investments by an amount equal to the taxes that would be paid if the income were fully taxable, thus making tax-exempt yields comparable to taxable asset yields. Taxable equivalent adjustments were based upon 24.433% and 24.989% income tax rates for 2024 and 2023, respectively. In 2024, $31.0 million of interest income on debt securities was excluded from Federal taxation, and $13.1 million was excluded from state taxation. In 2023, $31.6 million of interest income on debt securities was excluded from Federal taxation, and $18.9 million was excluded from state taxation.
Deposits
Our deposits averaged $16.85 billion for the year ended December 31, 2024 and $17.05 billion for 2023. Total deposits increased $358.6 million, or 2.1%, to $17.15 billion as of December 31, 2024, from $16.79 billion as of December 31, 2023. Uninsured deposits including related interest accrued and unpaid were $8.73 billion as of December 31, 2024 compared to $8.34 billion as of December 31, 2023. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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
Table 20 reflects the classification of the brokered deposits as of December 31, 2024 and 2023.
Table 20: Brokered Deposits

	December 31, 2024	December 31, 2023
	(In thousands)
Insured Cash Sweep and Other Transaction Accounts	$448,442	$401,004
Total Brokered Deposits	$448,442	$401,004
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the target rate four times during 2023. First, on February 1, 2023, the target rate was increased to 4.50% to 4.75%, second, on March 22, 2023, the target rate was increased to 4.75% to 5.00%, third, on May 3, 2023, the target rate was increased to 5.00% to 5.25% and fourth, on July 26, 2023, the target rate was increased to 5.25% to 5.50%. The Federal Reserve reduced the target rate three times during 2024. First, on September 18, 2024, the Federal Reserve reduced the target rate to 4.75% to 5.00%, second, on November 7, 2024, the target rate was reduced to 4.50% to 4.75% and third, on December 18, 2024, the target rate was reduced to 4.25% to 4.50%.
Table 21 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2024, 2023, and 2022.
Table 21: Average Deposit Balances and Rates

	Years Ended December 31,
	2024		2023		2022
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$4,029,684	—%	$4,599,241	—%	$5,378,906	—%
Interest-bearing transaction accounts	9,953,784	2.97	9,905,696	2.51	10,146,537	0.77
Savings deposits	1,124,219	0.84	1,256,548	0.78	1,374,244	0.22
Time deposits:
$100,000 or more	1,150,737	4.28	822,977	3.17	631,276	0.53
Other time deposits	596,565	3.75	461,179	2.46	402,155	0.39
Total	$16,854,989	2.23%	$17,045,641	1.74%	$17,933,118	0.48%

Table 22 presents our maturities of time deposits as of December 31, 2024 and December 31, 2023.
Table 22: Maturities of Time Deposits

	As of December 31,
	2024			2023
	Insured	Uninsured	Total	Insured	Uninsured	Total
	(Dollars in thousands)
Maturing
Three months or less	$409,282	$320,051	$729,333	$264,879	$176,234	$441,113
Over three months to six months	228,355	144,427	372,782	229,569	159,854	389,423
Over six months to 12 months	242,719	338,004	580,723	299,251	203,958	503,209
Over 12 months	75,289	34,205	109,494	96,218	221,900	318,118
Total	$955,645	$836,687	$1,792,332	$889,917	$761,946	$1,651,863
Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $20.3 million, or 14.3%, from $142.1 million as of December 31, 2023 to $162.4 million as of December 31, 2024.
FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $600.0 million at both December 31, 2024 and 2023. At December 31, 2024, $100.0 million and $500.0 million of the outstanding balance was classified as short-term and long-term advances, respectively. At December 31, 2023, the entire $600.0 million balance was classified as long-term advances. The FHLB advances mature from 2025 to 2037 with fixed interest rates ranging from 3.37% to 4.84% and are secured by loans and investments securities. Expected maturities could differ from contractual maturities because the FHLB has have the right to call or the Company has the right to prepay certain obligations.
Other borrowed funds were $750,000 as of December 31, 2024 and were classified as short-term advances. Other borrowed funds were $701.3 million as of December 31, 2023 and were classified as short-term advances. During the fourth quarter of 2024, the Company paid off its $700.0 million advance from the Federal Reserve's Bank Term Funding Program ("BTFP").
Additionally, the Company had $1.22 billion and $1.33 billion at December 31, 2024 and 2023, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2024 and 2023, respectively.
Subordinated Debentures
Subordinated debentures were $439.2 million and $439.8 million as of December 31, 2024 and 2023, respectively.
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
Stockholders’ Equity
Stockholders’ equity increased $170.0 million to $3.96 billion as of December 31, 2024, compared to $3.79 billion as of December 31, 2023. The increase in stockholders’ equity is primarily associated with the $402.2 million in net income, which was partially offset by the $150.0 million of shareholder dividends paid, the repurchase of $86.1 million of our common stock during 2024 and the $7.0 million decrease in accumulated other comprehensive income. The improvement in stockholders’ equity was 4.5% for the year ended December 31, 2024 compared to December 31, 2023. As of December 31, 2024 and 2023, our equity to asset ratio was 17.61% and 16.73%, respectively. Book value per common share was $19.92 at December 31, 2024 compared to $18.81 at December 31, 2023.
Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.75, $0.72 and $0.66 per share for the years ended December 31, 2024, 2023 and 2022, respectively. The common stock dividend payout ratio for the year ended December 31, 2024, 2023 and 2022 was 37.29%, 37.13% and 42.07% respectively.
Stock Repurchase Program. During 2024, the Company repurchased a total of 3,521,792 shares with a weighted-average stock price of $24.41 per share. The 2024 earnings were used to fund the repurchases during the year. Shares repurchased under the program as of December 31, 2024 total 26,507,507 shares. The remaining balance available for repurchase was 13,244,493 shares at December 31, 2024.
On January 17, 2025, the Board of Directors (the “Board”) of the Company authorized an increase in the shares of the Company’s common stock available for repurchase under its stock repurchase program, which was originally approved by the Board in January 2008 and most recently amended in January 2021, to renew the authorization to 20,000,000 shares. As of January 17, 2025, a total of approximately 13,244,493 shares remained available for repurchase under the existing repurchase authorization, resulting in an increase of 6,755,507 shares of common stock available for repurchase.
Liquidity and Capital Adequacy Requirements
Parent Company Liquidity. The primary sources for payment of our operating expenses and dividends are current cash on hand ($550.3 million as of December 31, 2024), dividends received from our bank subsidiary and a $20.0 million unfunded line of credit with another financial institution.

Bank Liquidity. At December 31, 2024, we held $2.45 billion in assets that could be used for liquidity purposes, which we refer to as net available internal liquidity. This balance consisted of $1.61 billion in unpledged investment securities which could be used for additional secured borrowing capacity, $597.9 million in cash on deposit with the Federal Reserve Bank ("FRB") and $246.9 million in other liquid cash accounts.
Consistent with our practice of maintaining access to significant external liquidity, we had $3.42 billion in net available sources of borrowed funds, which we refer to as net available external liquidity, as of December 31, 2024. This included $4.94 billion in total borrowing capacity with the Federal Home Loan Bank ("FHLB"), of which $1.82 billion has been drawn upon in the ordinary course of business, resulting in $3.12 billion in net available liquidity with the FHLB as of December 31, 2024. The $1.82 billion consisted of $600.0 million in outstanding FHLB advances and $1.22 billion used for pledging purposes. We also had access to approximately $194.0 million available borrowing capacity from the Discount Window. As of December 31, 2024, the Company also had access to $55.0 million from First National Bankers’ Bank ("FNBB"), and $45.0 million from other various external sources.
Overall, we had $5.87 billion net available liquidity as of December 31, 2024, which consisted of $2.45 billion of net available internal liquidity and $3.42 billion in net available external liquidity. Details on our available liquidity as of December 31, 2024 is available below.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unpledged investment securities (market value)	$1,605,022	$—	$1,605,022
Cash at FRB	597,863	—	597,863
Other liquid cash accounts	246,887	—	246,887
Total Internal Liquidity	2,449,772	—	2,449,772
External Sources
FHLB	4,941,732	1,818,255	3,123,477
FRB Discount Window	193,996	—	193,996
BTFP (par value)	—	—	—
FNBB	55,000	—	55,000
Other	45,000	—	45,000
Total External Liquidity	5,235,728	1,818,255	3,417,473
Total Available Liquidity	$7,685,500	$1,818,255	$5,867,245
We have continued to limit our exposure to uninsured deposits and have been actively monitoring this exposure in light of the current banking environment. As of December 31, 2024, we held approximately $8.73 billion in uninsured deposits of which $840.3 million were intercompany subsidiary deposit balances and $3.05 billion were collateralized deposits, for a net position of $4.84 billion. This represents approximately 28.2% of total deposits. In addition, net available liquidity exceeded uninsured and uncollateralized deposits by $1.03 billion.

(in thousands)	As of December 31, 2024
Uninsured Deposits	$8,725,035
Intercompany Subsidiary and Affiliate Balances	840,317
Collateralized Deposits	3,047,755
Net Uninsured Position	$4,836,963

Total Available Liquidity	$5,867,245
Net Uninsured Position	4,836,963
Net Available Liquidity in Excess of Uninsured Deposits	$1,030,282
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2024 and December 31, 2023, we met all regulatory capital adequacy requirements to which we were subject.
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

Table 23 presents our risk-based capital ratios as of December 31, 2024 and 2023.
Table 23: Risk-Based Capital

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$3,961,025	$3,791,075
ASC 326 transitional period adjustment	8,123	16,246
Goodwill and core deposit intangibles, net	(1,438,140)	(1,446,573)
Unrealized loss (gain) on available-for-sale securities	256,108	249,075
Total common equity Tier 1 capital	2,787,116	2,609,823
Total Tier 1 capital	2,787,116	2,609,823
Tier 2 capital
Allowance for credit losses	275,880	288,234
ASC 326 transitional period adjustment	(8,123)	(16,246)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(36,105)	(40,509)
Qualifying allowance for credit losses	231,652	231,479
Qualifying subordinated notes	439,246	439,834
Total Tier 2 capital	670,898	671,313
Total risk-based capital	$3,458,014	$3,281,136
Average total assets for leverage ratio	$21,365,045	$20,981,774
Risk weighted assets	$18,447,826	$18,440,964
Ratios at end of period
Common equity Tier 1 capital	15.11%	14.15%
Leverage ratio	13.05	12.44
Tier 1 risk-based capital	15.11	14.15
Total risk-based capital	18.74	17.79
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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
Table 24 presents actual capital amounts and ratios as of December 31, 2024 and 2023, for our bank subsidiary and us.
Table 24: Capital and Ratios

	Actual		Minimum Capital Requirement – Basel III		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2024
Common equity Tier 1 capital ratios:
Home BancShares	$2,787,116	15.11%	$1,291,348	7.00%	N/A	N/A
Centennial Bank	2,604,830	14.17	1,286,790	7.00	1,194,876	6.50
Leverage ratios:
Home BancShares	$2,787,116	13.05%	$854,602	4.00%	N/A	N/A
Centennial Bank	2,604,830	12.23	851,948	4.00	1,064,935	5.00
Tier 1 capital ratios:
Home BancShares	$2,787,116	15.11%	$1,568,065	8.50%	N/A	N/A
Centennial Bank	2,604,830	14.17	1,562,530	8.50	1,470,617	8.00
Total risk-based capital ratios:
Home BancShares	$3,458,014	18.74%	$1,937,022	10.50%	N/A	N/A
Centennial Bank	2,835,636	15.43	1,929,629	10.50	1,837,742	10.00
As of December 31, 2023
Common equity Tier 1 capital ratios:
Home BancShares	$2,609,823	14.15%	$1,290,867	7.00%	N/A	N/A
Centennial Bank	2,495,303	13.60	1,284,347	7.00	1,192,608	6.50
Leverage ratios:
Home BancShares	$2,609,823	12.44%	$839,271	4.00%	N/A	N/A
Centennial Bank	2,495,303	11.92	837,350	4.00	1,046,688	5.00
Tier 1 capital ratios:
Home BancShares	$2,609,823	14.15%	$1,567,482	8.50%	N/A	N/A
Centennial Bank	2,495,303	13.60	1,559,564	8.50	1,467,825	8.00
Total risk-based capital ratios:
Home BancShares	$3,281,136	17.79%	$1,936,301	10.50%	N/A	N/A
Centennial Bank	2,725,909	14.85	1,927,410	10.50	1,835,629	10.00
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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $153.9 million and $185.5 million at December 31, 2024 and 2023, respectively, with the majority of maturities ranging from currently due to four years.
Table 25 presents the anticipated funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2024.
Table 25: Funding Requirements of Financial Commitments

	Payments Due by Period
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
	(In thousands)
Operating lease obligations	$10,262	$18,004	$12,139	$16,346	$56,751
FHLB advances & other borrowings by contractual maturity	100,750	100,000	—	400,000	600,750
Subordinated debentures	—	—	—	439,246	439,246
Loan commitments	1,833,557	2,078,658	281,702	275,812	4,469,729
Letters of credit	153,660	228	—	—	153,888
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

In Table 26 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 26: Earnings, As Adjusted

	Years Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
GAAP net income available to common shareholders (A)	$402,241	$392,929	$305,262
Adjustments:
FDIC special assessment	2,260	12,983	—
BOLI death benefit	(257)	(3,117)	—
Fair value adjustment for marketable securities	(2,971)	1,094	1,272
Initial provision for credit losses - acquisition	—	—	58,585
Gain on sale of building	(2,059)	—	—
Recoveries on historic losses	—	(3,461)	(6,706)
Special dividend from equity investment	—	—	(1,434)
Merger expenses	—	—	49,594
Hurricane expenses	—	—	176
TRUPS redemption fees	—	—	2,081
Special lawsuit settlement, net of expense	—	—	(10,000)
Total adjustments	(3,027)	7,499	93,568
Tax-effect of adjustments(1)	(688)	1,959	22,890
Deferred tax asset write-down	2,030	—	—
Total adjustments after tax (B)	(309)	5,540	70,678
Earnings, as adjusted (C)	$401,932	$398,469	$375,940
Average diluted shares outstanding (D)	200,069	202,773	195,019
GAAP diluted earnings per share: A/D	$2.01	$1.94	$1.57
Adjustments after-tax: B/D	—	0.03	0.36
Diluted earnings per common share excluding adjustments: C/D	$2.01	$1.97	$1.93
(1) Blended statutory tax rate of 24.433% for 2024, 24.989% for 2023 and 24.6375% for 2022.
We had $1.44 billion, $1.45 billion and $1.46 billion total goodwill, core deposit intangibles and other intangible assets as of December 31, 2024, 2023 and 2022, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share; return on average assets, excluding intangible amortization; return on average assets, as adjusted; return on average common equity, as adjusted; return on average tangible equity excluding intangible amortization; return on average tangible equity, as adjusted and tangible equity to tangible assets are useful in evaluating our Company. These calculations, which are similar to the GAAP calculation of diluted earnings per common share, book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 27 through 30, respectively.
Table 27: Tangible Book Value Per Share

	Years Ended December 31,
	2024	2023
	(In thousands, except per share data)
Book value per share: A/B	$19.92	$18.81
Tangible book value per share: (A-C-D)/B	12.68	11.63
(A) Total equity	$3,961,025	$3,791,075
(B) Shares outstanding	198,882	201,526
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangible	40,327	48,770

Table 28: Return on Average Assets Excluding Intangible Amortization

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Return on average assets: A/D	1.77%	1.77%	1.35%
Return on average assets excluding intangible amortization: (A+B)/(D-E)	1.92	1.93	1.47
Return on average assets, as adjusted: (A+C)/D	1.77	1.79	1.67
(A) Net income	$402,241	$392,929	$305,262
(B) Intangible amortization after-tax	6,345	7,288	6,624
(C) Adjustments after-tax	(309)	5,540	70,678
(D) Average assets	22,754,380	22,217,910	22,553,340
(E) Average goodwill, core deposits and other intangible assets	1,442,713	1,451,705	1,335,216
Table 29: Return on Average Tangible Equity Excluding Intangible Amortization

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Return on average equity: A/D	10.43%	10.82%	9.17%
Return on average common equity, as adjusted: (A+C)/D	10.42	10.97	11.29
Return on average tangible common equity: A/(D-E)	16.66	18.03	15.30
Return on average tangible equity excluding intangible amortization: B/(D-E)	16.92	18.36	15.63
Return on average tangible common equity, as adjusted: (A+C)/(D-E)	16.64	18.28	18.84
(A) Net income	$402,241	$392,929	$305,262
(B) Earnings excluding intangible amortization	408,586	400,217	311,886
(C) Adjustments after-tax	(309)	5,540	70,678
(D) Average equity	3,857,677	3,631,300	3,330,718
(E) Average goodwill, core deposits and other intangible assets	1,442,713	1,451,705	1,335,216
Table 30: Tangible Equity to Tangible Assets

	Years Ended December 31,
	2024	2023
	(Dollars in thousands)
Equity to assets: B/A	17.61%	16.73%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	11.98	11.05
(A) Total assets	$22,490,748	$22,656,658
(B) Total equity	3,961,025	3,791,075
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangible	40,327	48,770

The efficiency ratio is a standard measure used in the banking industry and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio, as adjusted, is a meaningful non-GAAP measure for management, as it excludes certain items and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding items such as merger expenses and/or certain other gains and losses. In Table 31 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 31: Efficiency Ratio, As Adjusted

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Net interest income (A)	$848,774	$826,945	$758,676
Non-interest income (B)	168,574	169,934	175,111
Non-interest expense (C)	446,936	472,863	475,627
FTE Adjustment (D)	8,534	5,506	8,663
Amortization of intangibles (E)	8,443	9,685	8,853
Adjustments:
Non-interest income:
Fair value adjustment for marketable securities	$2,971	$(1,094)	$(1,272)
Special dividend from equity investment	—	—	1,434
(Loss) gain on OREO, net	(2,272)	332	500
Gain on branches, equipment and other assets, net	2,102	1,507	15
BOLI death benefits	257	3,117	—
Special lawsuit settlement	—	—	15,000
Recoveries on historic losses	—	3,461	6,706
Total non-interest income adjustments (F)	$3,058	$7,323	$22,383
Non-interest expense:
FDIC special assessment	$2,260	$12,983	$—
TRUPS redemption fees	—	—	2,081
Merger expenses	—	—	49,594
Hurricane expense	—	—	176
Special lawsuit legal expense	—	—	5,000
Total non-interest expense adjustments (G)	$2,260	$12,983	$56,851
Efficiency ratio (reported): ((C-E)/(A+B+D))	42.74%	46.21%	49.53%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	42.65	45.24	44.55

Table 32 presents selected unaudited quarterly financial information for 2024 and 2023.
Table 32: Quarterly Results

	2024 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$316,915	$327,303	$332,845	$322,714	$1,299,777
Total interest expense	112,325	115,481	117,625	105,572	$451,003
Net interest income	204,590	211,822	215,220	217,142	848,774
Provision for credit losses	4,500	8,000	18,870	16,700	48,070
Net interest income after provision for credit losses	200,090	203,822	196,350	200,442	800,704
Total non-interest income	41,799	42,774	42,779	41,222	168,574
Total non-interest expense	111,496	113,185	110,045	112,210	446,936
Income before income taxes	130,393	133,411	129,084	129,454	522,342
Income tax expense	30,284	31,881	29,046	28,890	120,101
Net income	$100,109	$101,530	$100,038	$100,564	$402,241
Per share data:
Basic earnings per common share	$0.50	$0.51	$0.50	$0.51	$2.01
Diluted earnings per common share	0.50	0.51	0.50	0.51	2.01

	2023 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$284,939	$289,632	$294,262	$306,220	$1,175,053
Total interest expense	70,344	81,989	92,325	103,450	348,108
Net interest income	214,595	207,643	201,937	202,770	826,945
Provision for credit losses	1,200	3,983	1,300	5,650	12,133
Net interest income after provision for credit losses	213,395	203,660	200,637	197,120	814,812
Total non-interest income	34,164	49,509	43,413	42,848	169,934
Total non-interest expense	114,644	116,282	114,762	127,175	472,863
Income before income taxes	132,915	136,887	129,288	112,793	511,883
Income tax expense	29,953	31,616	30,835	26,550	118,954
Net income	$102,962	$105,271	$98,453	$86,243	$392,929
Per share data:
Basic earnings per common share	$0.51	$0.52	$0.49	$0.43	$1.94
Diluted earnings per common share	0.51	0.52	0.49	0.43	1.94
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
For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2024, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 33 presents our sensitivity to net interest income as of December 31, 2024.
Table 33: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base December 31, 2024	Percentage Change from Base December 31, 2023	December 30, 2024 vs. 2024
Up 200 basis points	10.07%	9.61%	0.46%
Up 100 basis points	5.08	4.93	0.15%
Down 100 basis points	(5.71)	(5.70)	(0.01)%
Down 200 basis points	(11.20)	(11.82)	0.62%
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
Under the supervision and with the participation of management, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.
Forvis Mazars, LLP, Little Rock, Arkansas, (U.S. PCAOB Auditor Firm I.D.:686), the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Home BancShares, Inc.
Conway, Arkansas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion thereon.
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

Allowance for Credit Losses
As discussed in Notes 1 and 5 to the financial statements, the Company’s loan portfolio and the associated allowance for credit losses (“ACL”) were $14.8 billion and $275.9 million, respectively, as of December 31, 2024. The Company estimates the ACL based on internal and external information relating to past events, current conditions, and reasonable and supportable forecasts. The Company uses the discounted cash flow method to estimate expected losses for all of the Company’s loan segments that exhibit similar risk characteristics and loans that do not share risk characteristics are evaluated on an individual basis. For each loan segment, the Company generates cash flow projections at the instrument level adjusting payment expectations for estimated prepayment speed, curtailments, time to recovery, probability of default and loss given default. Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan segments. Consideration is given to the following factors: changes in lending policies, procedures and strategies; changes in nature and volume of the portfolio; staff experience; changes in volume and trends in classified loans, delinquencies and nonaccruals; concentration risk; trends in underlying collateral values; external factors such as competition, legal and regulatory environment; changes in the quality of the loan review system; and economic conditions.
Auditing management’s estimate of the allowances for loan credit losses, and more specifically the qualitative factor adjustments applied in the ACL, is a critical audit matter. The principal consideration for our determination of the critical audit matter is a high degree of subjectivity of the assumptions utilized in calculating the qualitative reserve components within the model. Furthermore, certain inputs and assumptions required a higher degree of auditor judgement due to the nature and extent of audit evidence and effort required to address this matter.
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
•Analyzed the total qualitative factor adjustment applied to each loan segment and evaluated the appropriateness of the change in the qualitative factor adjustment in correlation to movement in the quantitative loss rate.
•Utilized the assistance of the firm’s internal specialists to test the mathematical operation of the model.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2005.
Little Rock, Arkansas
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Home BancShares, Inc.
Conway, Arkansas
Opinion on the Internal Control over Financial Reporting
We have audited Home BancShares Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Forvis Mazars, LLP
Little Rock, Arkansas
February 27, 2025

Home BancShares, Inc.
Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2024	2023
Assets
Cash and due from banks	$281,063	$226,363
Interest-bearing deposits with other banks	629,284	773,850
Cash and cash equivalents	910,347	1,000,213
Federal funds sold	3,725	5,100
Investment securities — available-for-sale, net of allowance for credit losses of $2,195 and $2,525 at December 31, 2024 and December 31, 2023, respectively (amortized cost of $3,410,272 and $3,840,927 at December 31, 2024 and December 31, 2023, respectively)	3,072,639	3,507,841
Investment securities — held-to-maturity, net of allowance for credit losses of $2,005 at both December 31, 2024 and 2023	1,275,204	1,281,982
Total investment securities	4,347,843	4,789,823
Loans receivable	14,764,500	14,424,728
Allowance for credit losses	(275,880)	(288,234)
Loans receivable, net	14,488,620	14,136,494
Bank premises and equipment, net	386,322	393,300
Foreclosed assets held for sale	43,407	30,486
Cash value of life insurance	219,786	214,516
Accrued interest receivable	120,129	118,966
Deferred tax asset, net	186,697	197,164
Goodwill	1,398,253	1,398,253
Core deposit intangible	40,327	48,770
Other assets	345,292	323,573
Total assets	$22,490,748	$22,656,658
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$4,006,115	$4,085,501
Savings and interest-bearing transaction accounts	11,347,850	11,050,347
Time deposits	1,792,332	1,651,863
Total deposits	17,146,297	16,787,711
Securities sold under agreements to repurchase	162,350	142,085
FHLB and other borrowed funds	600,750	1,301,300
Accrued interest payable and other liabilities	181,080	194,653
Subordinated debentures	439,246	439,834
Total liabilities	18,529,723	18,865,583
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2024 and 2023; shares issued and outstanding 198,882,402 in 2024 and 201,526,494 in 2023	1,989	2,015
Capital surplus	2,272,794	2,348,023
Retained earnings	1,942,350	1,690,112
Accumulated other comprehensive loss	(256,108)	(249,075)
Total stockholders’ equity	3,961,025	3,791,075
Total liabilities and stockholders’ equity	$22,490,748	$22,656,658
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Interest income:
Loans	$1,100,004	$989,616	$728,342
Investment securities
Taxable	125,765	138,575	91,933
Tax-exempt	30,980	31,618	28,356
Deposits – other banks	42,773	15,023	29,110
Federal funds sold	255	221	25
Total interest income	1,299,777	1,175,053	877,766
Interest expense:
Interest on deposits	376,638	295,978	85,989
Federal funds purchased	1	3	2
FHLB and other borrowed funds	52,455	30,825	11,076
Securities sold under agreements to repurchase	5,448	4,813	1,430
Subordinated debentures	16,461	16,489	20,593
Total interest expense	451,003	348,108	119,090
Net interest income	848,774	826,945	758,676
Provision for credit losses on loans	48,400	11,950	50,170
(Recovery of) provision for credit losses on unfunded commitments	—	(1,500)	11,410
(Recovery of ) provision for credit losses on investment securities	(330)	1,683	2,005
Total credit loss expense	48,070	12,133	63,585
Net interest income after provision for credit losses	800,704	814,812	695,091
Non-interest income:
Service charges on deposit accounts	39,223	39,207	37,114
Other service charges and fees	43,009	44,188	44,588
Trust fees	18,717	17,892	12,855
Mortgage lending income	15,789	10,738	17,657
Insurance commissions	2,151	2,086	2,192
Increase in cash value of life insurance	4,850	4,655	3,800
Dividends from FHLB, FRB, FNBB & other	11,462	11,642	9,198
Gain on sale of SBA loans	617	278	183
Gain on branches, equipment and other assets, net	2,102	1,507	15
(Loss) gain on OREO, net	(2,272)	332	500
Fair value adjustment for marketable securities	2,971	(1,094)	(1,272)
Other income	29,955	38,503	48,281
Total non-interest income	168,574	169,934	175,111
Non-interest expense:
Salaries and employee benefits	241,022	256,966	238,885
Occupancy and equipment	58,031	60,303	53,417
Data processing expense	36,494	36,329	34,942
Merger and acquisition expenses	—	—	49,594
Other operating expenses	111,389	119,265	98,789
Total non-interest expense	446,936	472,863	475,627
Income before income taxes	522,342	511,883	394,575
Income tax expense	120,101	118,954	89,313
Net income	$402,241	$392,929	$305,262
Basic earnings per common share	$2.01	$1.94	$1.57
Diluted earnings per common share	$2.01	$1.94	$1.57
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net income available to all stockholders	$402,241	$392,929	$305,262
Net unrealized (loss) gain on available-for-sale securities	(4,870)	72,617	(417,349)
Other comprehensive (loss) income, before tax effect	(4,870)	72,617	(417,349)
Tax effect	(2,163)	(16,234)	101,429
Other comprehensive (loss) income	(7,033)	56,383	(315,920)
Comprehensive income (loss)	$395,208	$449,312	$(10,658)
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2024, 2023 and 2022

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2022	$1,637	$1,487,373	$1,266,249	$10,462	$2,765,721
Comprehensive income:
Net income	—	—	305,262	—	305,262
Other comprehensive loss	—	—	—	(315,920)	(315,920)
Net issuance of 78,954 shares of common stock from exercise of stock options	2	154	—	—	156
Issuance of 42,425,352 shares of common stock including approximately $2.5 million in certain stock award settlements and stock issuance costs - Happy Bancshares acquisition	424	960,866	—	—	961,290
Repurchase of 3,098,531 shares of common stock	(31)	(70,825)	—	—	(70,856)
Share-based compensation net issuance of 328,633 shares of restricted common stock	2	9,131	—	—	9,133
Cash dividends – Common Stock, $0.66 per share	—	—	(128,424)	—	(128,424)
Balances at December 31, 2022	2,034	2,386,699	1,443,087	(305,458)	3,526,362
Comprehensive income:
Net income	—	—	392,929	—	392,929
Other comprehensive income	—	—	—	56,383	56,383
Net issuance of 118,653 shares of common stock from exercise of stock options	1	801	—	—	802
Repurchase of 2,225,849 shares of common stock	(22)	(48,319)	—	—	(48,341)
Share-based compensation net issuance of 200,000 shares of restricted common stock	2	9,272	—	—	9,274
Excise tax expense from repurchase of common stock	—	(430)	—	—	(430)
Cash dividends – Common Stock, $0.72 per share	—	—	(145,904)	—	(145,904)
Balances at December 31, 2023	2,015	2,348,023	1,690,112	(249,075)	3,791,075
Comprehensive income:
Net income	—	—	402,241	—	402,241
Other comprehensive income	—	—	—	(7,033)	(7,033)
Net issuance of 408,617 shares of common stock from exercise of stock options	4	2,012	—	—	2,016
Repurchase of 3,521,792 shares of common stock	(35)	(86,047)	—	—	(86,082)
Share-based compensation net issuance of 469,083 shares of restricted common stock	5	9,217	—	—	9,222
Excise tax expense from repurchase of common stock	—	(411)	—	—	(411)
Cash dividends – Common Stock, $0.75 per share	—	—	(150,003)	—	(150,003)
Balances at December 31, 2024	$1,989	$2,272,794	$1,942,350	$(256,108)	$3,961,025
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Cash Flows
	Years Ended December 31,
(In thousands)	2024	2023	2022
Operating Activities
Net income	$402,241	$392,929	$305,262
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	29,198	30,929	31,856
(Increase) decrease in value of equity securities	(2,971)	1,094	1,272
Amortization of securities, net	14,446	16,491	20,335
Accretion of purchased loans	(8,133)	(10,587)	(16,341)
Share-based compensation	9,222	9,274	9,133
Gain on assets	(542)	(2,117)	(698)
Provision for credit losses - loans	48,400	11,950	50,170
Provision for credit losses - unfunded commitments	—	(1,500)	11,410
Provision for credit losses - investment securities	(330)	1,683	2,005
Deferred income taxes	8,304	(4,077)	2,213
Increase in cash value of life insurance	(4,850)	(4,655)	(3,800)
Originations of mortgage loans held for sale	(630,181)	(480,847)	(510,136)
Proceeds from sales of mortgage loans held for sale	633,384	437,248	503,020
Changes in assets and liabilities:
Accrued interest receivable	(1,163)	(15,767)	(24,473)
Other assets	(22,806)	(1,654)	9,342
Accrued interest payable and other liabilities	(13,573)	(724)	22,602
Net cash provided by operating activities	460,646	379,670	413,172
Investing Activities
Net decrease (increase) in federal funds sold	1,375	(5,100)	—
Net increase in loans, excluding loans acquired	(420,984)	(9,037)	(673,883)
Purchases of investment securities – available-for-sale	(64,073)	(9,894)	(1,258,403)
Purchases of investment securities - held-to-maturity	—	—	(674,178)
Proceeds from maturities of investment securities – available-for-sale	480,074	597,912	496,551
Proceeds from maturities of investment securities – held-to-maturity	6,993	5,897	501,529
Proceeds from sale of investment securities – available-for-sale	—	—	67,349
Purchases of equity securities	—	—	(49,975)
Proceeds from sales of equity securities	3,436	1,522	13,778
Purchases of other investments	—	(3,364)	(60,889)
Proceeds from redemption of other investments	643	—	—
Proceeds from foreclosed assets held for sale	2,293	1,292	2,319
Proceeds from sale of SBA loans	8,519	3,968	4,304
Purchases of premises and equipment	(38,531)	(22,465)	(19,579)
Proceeds from sales of premises and equipment	26,268	13,915	10,563
(Purchase of) return of investment on cash value of life insurance	(346)	3,813	277
Purchase of marine loan portfolio	—	—	(242,617)
Net cash proceeds received – market acquisitions	—	—	858,584
Net cash provided by (used in) investing activities	5,667	578,459	(1,024,270)

Home BancShares, Inc.
Consolidated Statements of Cash Flows
	Years Ended December 31,
(In thousands)	2024	2023	2022
Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	358,586	(1,151,072)	(2,177,058)
Net increase (decrease) in securities sold under agreements to repurchase	20,265	10,939	(9,740)
Increase in FHLB and other borrowed funds	1,401,000	6,476,550	601,000
Decrease in FHLB and other borrowed funds	(2,101,550)	(5,825,250)	(429,330)
Retirement of subordinated debentures	—	—	(300,000)
Proceeds from issuance of subordinated debentures	—	—	296,324
Redemption of trust preferred securities	—	—	(96,499)
Proceeds from exercise of stock options	2,016	802	156
Repurchase of common stock	(86,493)	(48,771)	(70,856)
Dividends paid on common stock	(150,003)	(145,904)	(128,424)
Net cash (used in) provided by financing activities	(556,179)	(682,706)	(2,314,427)
Net change in cash and cash equivalents	(89,866)	275,423	(2,925,525)
Cash and cash equivalents – beginning of year	1,000,213	724,790	3,650,315
Cash and cash equivalents – end of year	$910,347	$1,000,213	$724,790
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
A summary of the significant accounting policies of the Company follows:
Operating Segments
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Bank is the only significant subsidiary upon which management makes decisions regarding how to allocate resources and assess performance. Each of the regions and branches of the Bank provide a group of similar banking services, including such products and services as commercial, real estate and consumer loans, time deposits, checking and savings accounts. The individual bank branches and regions have similar operating and economic characteristics. While the chief decision maker monitors the revenue streams of the various products, services, branch locations and regions, operations are managed, and financial performance is evaluated on a Company-wide basis. Accordingly, all of the banking services, branch locations and regions are considered by management to be aggregated into one reportable operating segment.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”) and interest-bearing deposits with other banks. Included in cash and cash equivalents were $15.4 million and $22.8 million of restricted cash as of December 31, 2024 and 2023, respectively.
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

The Company uses the discount cash flow ("DCF") method to estimate expected losses for all of Company’s loan pools. These pools are as follows: construction & land development; other commercial real estate; residential real estate; commercial & industrial; and consumer & other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.
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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in the national unemployment rate, gross domestic product, national retail sales index, the Federal Housing Finance Agency ("FHFA") housing price index and rental vacancy rate index.
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
Intangible Assets
Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 120 months on a straight-line basis. Goodwill is not amortized, but rather, is evaluated for impairment on at least an annual basis or more frequently if changes or circumstances occur. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2024, 2023 and 2022, as required by FASB ASC 350, Intangibles - Goodwill and Other. The 2024, 2023 and 2022 tests indicated no impairment of the Company’s goodwill or core deposit intangibles.
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
The Company has standalone derivative financial instruments acquired in a previous acquisition. These derivative financial instruments consist of interest rate swaps and are recognized as assets and liabilities in the consolidated statements of financial condition at fair value. The Bank’s derivative instruments have not been designated as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in fair value recorded in other non-interest income. In addition, as of December 31, 2024 and December 31, 2023, the Company had derivative contracts outstanding associated with the mortgage loans held for sale portfolio. As of December 31, 2024 and 2023, these derivative instruments are not considered to be material to the Company’s financial position and results of operations.

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

Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the years ended December 31:

	2024	2023	2022
	(In thousands, except per share data)
Net income	$402,241	$392,929	$305,262
Average common shares outstanding	199,939	202,627	194,694
Effect of common stock options	130	146	325
Diluted common shares outstanding	200,069	202,773	195,019
Basic earnings per common share	$2.01	$1.94	$1.57
Diluted earnings per common share	$2.01	$1.94	$1.57
As of December 31, 2024, 2023 and 2022, the Company's stock options were dilutive to earnings per share. The impact of anti-dilutive shares to the diluted earnings per share calculation was considered immaterial for the periods ended December 31, 2024, 2023 and 2022.
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

The unaudited pro-forma combined consolidated financial information presents how the combined financial information of HBI and Happy might have appeared had the businesses actually been combined. The following schedule represents the unaudited pro forma combined financial information as of the year ended December 31, 2022, assuming the acquisition was completed as of January 1, 2022:

December 31, 2022
(In thousands, except per share data)
Total interest income	$935,168
Total non-interest income	188,012
Net income available to all shareholders	406,949

Basic earnings per common share	$1.98
Diluted earnings per common share	1.98
The unaudited pro-forma consolidated financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined at the beginning of the period presented and had the impact of possible significant revenue enhancements and expense efficiencies from in-market cost savings, among other factors, been considered and, accordingly, does not attempt to predict or suggest future results. Pro-forma results include Happy merger expenses of $49.6 million, provision for credit losses on acquired loans of $45.2 million, provision for credit losses on acquired unfunded commitments of $11.4 million and provision for credit losses on acquired investment securities of $2.0 million for the year ended December 31, 2022. The pro-forma financial information also does not necessarily reflect what the historical results of the combined company would have been had the companies been combined during this period.
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

3. Investment Securities
The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	December 31, 2024
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$297,698	$—	$297,698	$1,164	$(14,072)	$284,790
U.S. government-sponsored mortgage-backed securities	1,527,463	—	1,527,463	760	(203,539)	1,324,684
Private mortgage-backed securities	184,643	—	184,643	—	(13,249)	171,394
Non-government-sponsored asset backed securities	228,751	—	228,751	331	(3,434)	225,648
State and political subdivisions	956,055	—	956,055	335	(86,029)	870,361
Other securities	215,662	(2,195)	213,467	576	(18,281)	195,762
Total	$3,410,272	$(2,195)	$3,408,077	$3,166	$(338,604)	$3,072,639

	December 31, 2024
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,560	$—	$43,560	$—	$(3,021)	$40,539
U.S. government-sponsored mortgage-backed securities	124,169	—	124,169	—	(6,695)	117,474
State and political subdivisions	1,109,480	(2,005)	1,107,475	39	(122,587)	984,927
Total	$1,277,209	$(2,005)	$1,275,204	$39	$(132,303)	$1,142,940

	December 31, 2023
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$361,494	$—	$361,494	$2,247	$(17,093)	$346,648
U.S. government-sponsored mortgage-backed securities	1,711,668	—	1,711,668	310	(191,557)	1,520,421
Private mortgage-backed securities	191,522	—	191,522	—	(16,117)	175,405
Non-government-sponsored asset backed securities	370,203	—	370,203	821	(7,551)	363,473
State and political subdivisions	990,318	—	990,318	1,938	(75,931)	916,325
Other securities	215,722	(2,525)	213,197	402	(28,030)	185,569
Total	$3,840,927	$(2,525)	$3,838,402	$5,718	$(336,279)	$3,507,841

	December 31, 2023
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,285	$—	$43,285	$—	$(2,607)	$40,678
U.S. government-sponsored mortgage-backed securities	130,278	—	130,278	106	(4,362)	126,022
State and political subdivisions	1,110,424	(2,005)	1,108,419	456	(105,094)	1,003,781
Total	$1,283,987	$(2,005)	$1,281,982	$562	$(112,063)	$1,170,481
Assets, principally investment securities, having a fair value of approximately $2.61 billion and $3.57 billion at December 31, 2024 and 2023, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $162.4 million and $142.1 million at December 31, 2024 and 2023, respectively.
The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2024, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$17,732	$17,486	$—	$—
Due after one year through five years	274,948	259,238	55,827	52,805
Due after five years through ten years	364,443	332,408	366,053	328,829
Due after ten years	812,292	741,781	731,160	643,832
U.S. government-sponsored mortgage-backed securities	1,527,463	1,324,684	124,169	117,474
Private mortgage-backed securities	184,643	171,394	—	—
Non-government-sponsored asset backed securities	228,751	225,648	—	—
Total	$3,410,272	$3,072,639	$1,277,209	$1,142,940
During the year ended December 31, 2024, no available-for-sale securities were sold. During the year ended December 31, 2023, no available-for-sale securities were sold. During the year ended December 31, 2022, $67.3 million in available-for-sale securities were sold, and no gain or loss was recognized.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2024 and 2023:

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$25,946	$(326)	$161,759	$(13,746)	$187,705	$(14,072)
U.S. government-sponsored mortgage-backed securities	34,597	(1,088)	1,215,317	(202,451)	1,249,914	(203,539)
Private mortgage-backed securities	9,491	(129)	161,903	(13,120)	171,394	(13,249)
Non-government-sponsored asset backed securities	10,849	(60)	92,857	(3,374)	103,706	(3,434)
State and political subdivisions	46,591	(1,230)	761,289	(84,799)	807,880	(86,029)
Other securities	7,157	(911)	173,204	(17,370)	180,361	(18,281)
Total	$134,631	$(3,744)	$2,566,329	$(334,860)	$2,700,960	$(338,604)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$40,539	$(3,021)	$40,539	$(3,021)
U.S. government-sponsored mortgage-backed securities	48,254	(1,979)	69,220	(4,716)	117,474	(6,695)
State and political subdivisions	29,612	(1,037)	954,335	(121,550)	983,947	(122,587)
Total	$77,866	$(3,016)	$1,064,094	$(129,287)	$1,141,960	$(132,303)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$2,742	$(2)	$180,569	$(17,091)	$183,311	$(17,093)
U.S. government-sponsored mortgage-backed securities	102,831	(2,166)	1,392,318	(189,391)	1,495,149	(191,557)
Private mortgage-backed securities	9,298	(226)	166,107	(15,891)	175,405	(16,117)
Non-government-sponsored asset backed securities	—	—	213,838	(7,551)	213,838	(7,551)
State and political subdivisions	28,596	(400)	769,860	(75,531)	798,456	(75,931)
Other securities	—	—	164,430	(28,030)	164,430	(28,030)
Total	$143,467	$(2,794)	$2,887,122	$(333,485)	$3,030,589	$(336,279)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$40,677	$(2,607)	$40,677	$(2,607)
U.S. government-sponsored mortgage-backed securities	48,498	(861)	65,573	(3,501)	114,071	(4,362)
State and political subdivisions	21,493	(297)	956,578	(104,797)	978,071	(105,094)
Total	$69,991	$(1,158)	$1,062,828	$(110,905)	$1,132,819	$(112,063)

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
During the year ended December 31, 2024, the Company recovered $330,000 in AFS reserves due to an improvement in the unrealized loss position of one of the Company's subordinated debt investments. During the year ended December 31, 2023, one of the Company’s AFS subordinated debt investment securities was downgraded below investment grade. As result, the Company wrote down the value of the investment to its unrealized loss position, which required a $1.7 million provision, but the remaining $842,000 allowance for credit losses on AFS investments associated with certain securities in the subordinated debt portfolio within the banking sector was considered adequate. At December 31, 2022, the Company determined the $842,000 allowance for credit losses on AFS investments associated with certain securities in the subordinated debt portfolio within the banking sector was considered adequate. These investments are classified within the other securities category of the AFS portfolio.
At both December 31, 2024 and 2023, the $2.0 million allowance for credit losses for the held-to-maturity portfolio was considered adequate. No additional provision for credit losses was considered necessary for the HTM portfolio. During the year ended December 31, 2022, the Company recorded a $2.0 million provision for credit losses for the HTM portfolio as a result of the investment securities acquired as part of the Happy acquisition.

Available-for-Sale Investment Securities
	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,525	$842	$842
Provision for credit loss	(330)	1,683	—
Ending balance, December 31,	$2,195	$2,525	$842

Held-to-Maturity Investment Securities
	Years Ended December 31,
	2024	2023	2022
Allowance for credit losses:	(In thousands)
Beginning balance	$2,005	$2,005	$—
Provision for credit loss - acquired securities	—	—	2,005
Securities charged-off	—	—	—
Recoveries	—	—	—
Ending balance, December 31,	$2,005	$2,005	$2,005
For the year ended December 31, 2024, the Company had available-for-sale investment securities with approximately $334.9 million in unrealized losses, which have been in continuous loss positions for more than twelve months. With the exception of the subordinated debt investment securities which were downgraded during 2023 resulting in the allowance, the Company’s assessments indicated that the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 38.9% of the Company’s available-for-sale investment portfolio will mature or are expected to pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
For the year ended December 31, 2023, the Company had available-for-sale investment securities with approximately $333.5 million in unrealized losses, which had been in continuous loss positions for more than twelve months. With the exception of the securities with credit losses noted above, the Company’s assessments indicated that the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 30.4% of the Company’s available-for-sale investment portfolio was expected to mature or pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
As of December 31, 2024, the Company's available-for-sale securities portfolio consisted of 1,535 investment securities, 1,306 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $338.6 million. The U.S government-sponsored enterprises portfolio contained unrealized losses of $14.1 million on 65 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained $203.5 million of unrealized losses on 650 securities, and the private mortgage-backed securities portfolio contained $13.2 million of unrealized losses on 32 securities. The non-government-sponsored asset backed securities portfolio contained $3.4 million of unrealized losses on 23 securities. The state and political subdivisions portfolio contained $86.0 million of unrealized losses on 474 securities. In addition, the other securities portfolio contained $18.3 million of unrealized losses on 62 securities. With the exception of the investments for which an allowance for credit losses has been established, the unrealized losses on the Company's investments were primarily a result of interest rate changes, and the Company expects to recover the amortized cost basis over the term of the securities. The Company has determined that, as of December 31, 2024, an additional provision for credit losses is not necessary because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
As of December 31, 2024, the Company's held-to-maturity securities portfolio consisted of 512 investment securities, 507 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $132.3 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $3.0 million on 5 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained $6.7 million of unrealized losses on 20 securities. The state and political subdivisions portfolio contained $122.6 million of unrealized losses on 482 securities. The unrealized losses on the Company's held-to-maturity investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, the Company has determined that an additional provision for credit losses is not necessary as of December 31, 2024.

The following table summarizes bond ratings for the Company's held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of December 31, 2024 and 2023:

	December 31, 2024
	State and Political Subdivisions	U.S. government-sponsored enterprises	U.S. government-sponsored mortgage-backed securities	Total
	(In thousands)
Aaa/AAA	$235,504	$43,560	$—	$279,064
Aa/AA	845,876	—	—	845,876
A	23,208	—	—	23,208
Not rated	4,892	—	—	4,892
Agency Backed	—	—	124,169	124,169
Total	$1,109,480	$43,560	$124,169	$1,277,209

	December 31, 2023
	State and Political Subdivisions	U.S. government-sponsored enterprises	U.S. government-sponsored mortgage-backed securities	Total
	(In thousands)
Aaa/AAA	$235,557	$43,285	$—	$278,842
Aa/AA	845,418	—	—	845,418
A	27,667	—	—	27,667
Not rated	1,782	—	—	1,782
Agency Backed	—	—	130,278	130,278
Total	$1,110,424	$43,285	$130,278	$1,283,987
Income earned on securities for the years ended is as follows:

	December 31,
	2024	2023	2022
	(In thousands)
Taxable:
Available-for-sale	$95,940	$108,650	$71,352
Held-to-maturity	29,825	29,925	20,581
Tax-exempt:
Available-for-sale	18,586	19,104	19,168
Held-to-maturity	12,394	12,514	9,188
Total	$156,745	$170,193	$120,289

4. Loans Receivable
The various categories of loans receivable are summarized as follows:

	December 31,
	2024	2023
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,426,780	$5,549,954
Construction/land development	2,736,214	2,293,047
Agricultural	336,993	325,156
Residential real estate loans
Residential 1-4 family	1,956,489	1,844,260
Multifamily residential	496,484	435,736
Total real estate	10,952,960	10,448,153
Consumer	1,234,361	1,153,690
Commercial and industrial	2,022,775	2,324,991
Agricultural	367,251	307,327
Other	187,153	190,567
Total Loans receivable	$14,764,500	$14,424,728
Allowance for credit losses	(275,880)	(288,234)
Loans receivable, net	$14,488,620	$14,136,494
During the year ended December 31, 2024, the Company sold $7.8 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $617,000. During the year ended December 31, 2023, the Company sold $3.7 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $278,000. During the year ended December 31, 2022, the Company sold $4.1 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $183,000.
Mortgage loans held for sale of approximately $98.7 million and $123.4 million at December 31, 2024 and 2023, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. The Company regularly sells mortgages into the capital markets to mitigate the effects of interest rate volatility during the period from the time an interest rate lock commitment (“IRLC”) is issued until the IRLC funds creating a mortgage loan held for sale and its subsequent sale into the secondary/capital markets. Loan sales are typically executed on a mandatory basis. Under a mandatory commitment, the Company agrees to deliver a specified dollar amount with predetermined terms by a certain date. Generally, the commitment is not loan specific, and any combination of loans can be delivered into the outstanding commitment provided the terms fall within the parameters of the commitment. Upon failure to deliver, the Company is subject to fees based on market movement. These commitments are derivative instruments and their fair values at December 31, 2024 and 2023 were not material.
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. For PCD loans not individually analyzed for impairment, the Company develops separate PCD models for each loan segment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $76.3 million and $130.7 million in PCD loans, as of December 31, 2024 and 2023, respectively. The balance, as of December 31, 2024, consisted of $76.3 million resulting from the acquisition of Happy. The balance, as of December 31, 2023, consisted of $130.4 million resulting from the acquisition of Happy and $376,100 from the acquisition of LH-Finance.

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
Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the input assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. Based on this analysis, management determined that changes to several of the economic factors for the loss driver segments, along with other model improvements and updates, were necessary, and updated models were implemented beginning with the June 30, 2024 allowance for credit losses calculation. The identified loss drivers by segment are included below as of both December 31, 2024 and 2023.

December 31, 2024
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
During the year ended December 31, 2024, the Company recorded a $48.4 million provision for credit losses on loans. $33.4 million of the provision for credit losses on loans recorded during 2024 was used to establish a hurricane reserve for loans located in the Federal Emergency Management Agency ("FEMA") disaster areas impacted by Hurricanes Helene and Milton which made landfall during the third and fourth quarters of 2024. The remaining portion of the provision was related to loan growth. In addition, during the third quarter of 2024, the Company recorded a $1.0 million provision for credit losses on unfunded commitments, which completely offset the $1.0 million recovery of credit losses on unfunded commitments which was recorded during the first quarter of 2024.
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
The following table presents the activity in the allowance for credit losses for the year ended December 31, 2024.

	Year Ended December 31, 2024
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$33,877	$78,635	$55,860	$92,810	$27,052	$288,234
Loans charged off	(1,437)	(38,132)	(7,067)	(11,089)	(5,311)	(63,036)
Recoveries of loans previously charged off	221	59	180	628	1,194	2,282
Net loans (charged off) recovered	(1,216)	(38,073)	(6,887)	(10,461)	(4,117)	(60,754)
Provision for credit loss - loans	19,610	50,753	1,862	(32,728)	8,903	48,400
Balance, December 31	$52,271	$91,315	$50,835	$49,621	$31,838	$275,880

The following table presents the balance in the allowance for credit losses for the year ended December 31, 2023.

	Year Ended December 31, 2023
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$32,243	$93,848	$50,963	$89,354	$23,261	$289,669
Loans charged off	(263)	(2,335)	(269)	(9,157)	(4,031)	(16,055)
Recoveries of loans previously charged off	113	533	329	583	1,112	2,670
Net loans (charged off) recovered	(150)	(1,802)	60	(8,574)	(2,919)	(13,385)
Provision for credit loss - loans	1,784	(13,411)	4,837	12,030	6,710	11,950
Balance, December 31	$33,877	$78,635	$55,860	$92,810	$27,052	$288,234

The following table presents the balance in the allowance for loan losses for the year ended December 31, 2022.

	Year Ended December 31, 2022
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$28,415	$87,218	$48,458	$53,062	$19,561	$236,714
Allowance for credit losses on PCD loans - Happy acquisition	950	9,283	980	5,596	7	16,816
Loans charged off	(1)	—	(446)	(9,773)	(7,047)	(17,267)
Recoveries of loans previously charged off	405	967	119	780	965	3,236
Net loans recovered (charged off)	404	967	(327)	(8,993)	(6,082)	(14,031)
Provision for credit loss - acquired loans	7,205	18,711	7,380	11,303	571	45,170
Provision for credit loss - loans	(4,731)	(22,331)	(5,528)	28,386	9,204	5,000
Balance December 31	$32,243	$93,848	$50,963	$89,354	$23,261	$289,669
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of December 31, 2024 and 2023, respectively:

	December 31, 2024
	Nonaccrual	Nonaccrual With Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$35,868	$28,768	$304
Construction/land development	3,702	—	600
Agricultural	559	—	—
Residential real estate loans
Residential 1-4 family	22,539	—	1,835
Multifamily residential	13,083	—	—
Total real estate	75,751	28,768	2,739
Consumer	6,178	—	32
Commercial and industrial	10,931	—	2,263
Agricultural & other	993	—	—
Total	$93,853	$28,768	$5,034

	December 31, 2023
	Nonaccrual	Nonaccrual With Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$13,178	$—	$2,177
Construction/land development	12,094	—	255
Agricultural	431	—	—
Residential real estate loans
Residential 1-4 family	20,351	—	84
Multifamily residential	—	—	—
Total real estate	46,054	—	2,516
Consumer	3,423	—	79
Commercial and industrial	9,982	2,534	1,535
Agricultural & other	512	—	—
Total	$59,971	$2,534	$4,130
The Company had $93.9 million and $60.0 million in nonaccrual loans for the periods ended December 31, 2024 and 2023, respectively. In addition, the Company had $5.0 million and $4.1 million in loans past due 90 days or more and still accruing for the periods ended December 31, 2024 and 2023, respectively.
The Company had $28.8 million and $2.5 million in nonaccrual loans with a specific reserve as of December 31, 2024 and 2023, respectively. Interest income recognized on the non-accrual loans for the years ended December 31, 2024, 2023 and 2022 was considered immaterial.
The following table presents the amortized cost basis of impaired loans by class of loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) as of December 31, 2024 and 2023, respectively:

	December 31, 2024
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$125,861	$—	$—
Construction/land development	4,301	—	—
Agricultural	559	—	—
Residential real estate loans
Residential 1-4 family	—	26,549	—
Multifamily residential	—	13,083	—
Total real estate	130,721	39,632	—
Consumer	—	—	14,228
Commercial and industrial	—	—	82,422
Agricultural & other	—	—	993
Total	$130,721	$39,632	$97,643

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$39,813	$—	$—
Construction/land development	12,350	—	—
Agricultural	431	—	—
Residential real estate loans
Residential 1-4 family	—	21,386	—
Multifamily residential	—	—	—
Total real estate	52,594	21,386	—
Consumer	—	—	3,511
Commercial and industrial	—	—	16,890
Agricultural & other	—	—	512
Total	$52,594	$21,386	$20,913
The Company had $268.0 million and $94.9 million in impaired loans for the periods ended December 31, 2024 and 2023, respectively.
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

The following is an aging analysis for loans receivable as of December 31, 2024 and 2023:

	December 31, 2024
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,352	$38,944	$36,172	$79,468	$5,347,312	$5,426,780	$304
Construction/land development	369	799	4,302	5,470	2,730,744	2,736,214	600
Agricultural	90	43	559	692	336,301	336,993	—
Residential real estate loans
Residential 1-4 family	1,897	4,877	24,374	31,148	1,925,341	1,956,489	1,835
Multifamily residential	—	—	13,083	13,083	483,401	496,484	—
Total real estate	6,708	44,663	78,490	129,861	10,823,099	10,952,960	2,739
Consumer	7,046	68	6,210	13,324	1,221,037	1,234,361	32
Commercial and industrial	309	1,028	13,194	14,531	2,008,244	2,022,775	2,263
Agricultural and other	1,082	291	993	2,366	552,038	554,404	—
Total	$15,145	$46,050	$98,887	$160,082	$14,604,418	$14,764,500	$5,034

	December 31, 2023
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,124	$416	$15,355	$23,895	$5,526,059	$5,549,954	$2,177
Construction/land development	1,430	—	12,349	13,779	2,279,268	2,293,047	255
Agricultural	474	314	431	1,219	323,937	325,156	—
Residential real estate loans
Residential 1-4 family	4,346	1,423	20,435	26,204	1,818,056	1,844,260	84
Multifamily residential	—	—	—	—	435,736	435,736	—
Total real estate	14,374	2,153	48,570	65,097	10,383,056	10,448,153	2,516
Consumer	1,022	303	3,502	4,827	1,148,863	1,153,690	79
Commercial and industrial	2,089	3,378	11,517	16,984	2,308,007	2,324,991	1,535
Agricultural and other	1,074	113	512	1,699	496,195	497,894	—
Total	$18,559	$5,947	$64,101	$88,607	$14,336,121	$14,424,728	$4,130
Non-accruing loans were $93.9 million and $60.0 million at December 31, 2024 and 2023, respectively.
Interest recognized on impaired loans during the years ended December 31, 2024, 2023 and 2022 was approximately $13.5 million, $2.5 million and $9.6 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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
The Company's classified loans include loans in risk ratings 6, 7 and 8. Loans may be classified, but not considered collateral dependent, due to one of the following reasons: (1) The Company has established minimum dollar amount thresholds for credit loss testing. All loans over $2.0 million that are rated 5 – 8 are individually assessed for impairment on a quarterly basis. Loans rated 5 – 8 that fall under the threshold amount are not individually tested for credit losses and therefore are not included in collateral dependent loans; (2) of the loans that are above the threshold amount and tested for credit losses after testing, some are considered to not be collateral dependent and are not included in collateral dependent loans.

Based on the most recent analysis performed, the risk category of loans by class as of December 31, 2024 and 2023 is as follows:

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$326	$68	$394
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	178,690	331,274	645,431	512,315	220,835	934,598	228,198	3,051,341
Risk rating 4	120,700	91,233	531,601	267,040	131,943	617,978	313,529	2,074,024
Risk rating 5	27	—	1,266	—	1,040	9,613	343	12,289
Risk rating 6	33,781	825	33,998	5,701	9,892	204,535	—	288,732
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	333,198	423,332	1,212,296	785,056	363,710	1,767,050	542,138	5,426,780
Construction/land development
Risk rating 1	$—	$—	$—	$9	$—	$—	$—	$9
Risk rating 2	100	134	—	—	—	157	—	391
Risk rating 3	791,840	397,607	337,382	85,069	40,870	60,994	70,755	1,784,517
Risk rating 4	171,954	173,190	320,896	29,010	6,848	20,977	207,563	930,438
Risk rating 5	13	—	16,390	198	—	—	—	16,601
Risk rating 6	—	108	1,852	1,182	195	871	38	4,246
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	12	—	—	—	12
Total construction/land development	963,907	571,039	676,520	115,480	47,913	82,999	278,356	2,736,214
Agricultural
Risk rating 1	$449	$—	$1,393	$—	$—	$—	$—	$1,842
Risk rating 2	277	238	—	1,080	—	—	—	1,595
Risk rating 3	38,900	32,890	29,013	15,091	20,240	42,896	37,392	216,422
Risk rating 4	13,582	10,167	27,987	19,765	10,453	25,539	5,015	112,508
Risk rating 5	—	—	—	—	—	571	—	571
Risk rating 6	—	—	—	1,555	1,084	1,228	188	4,055
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	53,208	43,295	58,393	37,491	31,777	70,234	42,595	336,993
Total commercial real estate loans	$1,350,313	$1,037,666	$1,947,209	$938,027	$443,400	$1,920,283	$863,089	$8,499,987
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$91	$2	$93
Risk rating 2	—	221	—	—	—	10	4	235
Risk rating 3	219,885	232,289	370,485	222,761	126,372	342,594	120,626	1,635,012
Risk rating 4	14,380	18,404	43,419	22,952	19,318	69,811	93,464	281,748
Risk rating 5	854	1,948	887	2,263	193	1,639	778	8,562
Risk rating 6	—	2,630	8,135	2,971	4,230	12,609	263	30,838
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	1	—	1
Total residential 1-4 family	235,119	255,492	422,926	250,947	150,113	426,755	215,137	1,956,489

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	3,744	11,304	33,411	39,828	51,573	71,488	7,457	218,805
Risk rating 4	297	395	160,913	8,908	58,236	22,820	12,413	263,982
Risk rating 5	—	—	—	—	—	242	—	242
Risk rating 6	—	—	12,647	586	—	222	—	13,455
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	4,041	11,699	206,971	49,322	109,809	94,772	19,870	496,484
Total real estate	$1,589,473	$1,304,857	$2,577,106	$1,238,296	$703,322	$2,441,810	$1,098,096	$10,952,960
Consumer
Risk rating 1	$4,977	$2,256	$1,548	$789	$524	$1,001	$1,589	$12,684
Risk rating 2	—	—	—	—	—	142	—	142
Risk rating 3	268,747	208,277	206,878	173,224	87,540	234,802	1,152	1,180,620
Risk rating 4	7,232	4,556	4,926	1,464	161	5,626	195	24,160
Risk rating 5	—	4	8	216	156	407	—	791
Risk rating 6	75	5,741	3,618	181	339	5,946	55	15,955
Risk rating 7	—	2	—	—	—	—	—	2
Risk rating 8	—	1	—	6	—	—	—	7
Total consumer	281,031	220,837	216,978	175,880	88,720	247,924	2,991	1,234,361
Commercial and industrial
Risk rating 1	6,417	$833	$575	$417	$214	$20,878	$12,044	$41,378
Risk rating 2	47	117	442	66	4	18	2,709	3,403
Risk rating 3	131,583	509,552	230,981	60,652	43,587	219,289	196,538	1,392,182
Risk rating 4	74,388	53,103	30,832	29,032	6,626	59,163	230,272	483,416
Risk rating 5	—	113	324	4,526	15	—	1,068	6,046
Risk rating 6	47,007	3,198	3,646	12,617	11	9,406	20,464	96,349
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	1	—	—	—	—	1
Total commercial and industrial	259,442	566,916	266,801	107,310	50,457	308,754	463,095	2,022,775
Agricultural and other
Risk rating 1	$705	$375	$120	$16	$100	$—	$993	$2,309
Risk rating 2	153	301	23	—	—	—	2,175	2,652
Risk rating 3	33,060	42,562	38,428	26,408	24,261	31,552	180,103	376,374
Risk rating 4	31,896	2,287	7,467	6,998	338	14,067	106,309	169,362
Risk rating 5	1,914	—	312	—	61	543	5	2,835
Risk rating 6	—	3	—	39	57	663	110	872
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	67,728	45,528	46,350	33,461	24,817	46,825	289,695	554,404
Total	$2,197,674	$2,138,138	$3,107,235	$1,554,947	$867,316	$3,045,313	$1,853,877	$14,764,500

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$232	$116	$55	$403
Risk rating 2	—	—	—	—	111	—	—	111
Risk rating 3	305,742	584,860	568,413	243,177	216,746	934,111	440,414	3,293,463
Risk rating 4	83,089	557,540	242,217	224,378	149,258	590,864	95,360	1,942,706
Risk rating 5	—	—	10,000	—	14,095	42,694	758	67,547
Risk rating 6	—	8,198	9,958	23,743	24,380	179,350	95	245,724
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	388,831	1,150,598	830,588	491,298	404,822	1,747,135	536,682	5,549,954
Construction/land development
Risk rating 1	$—	$—	$10	$—	$—	$—	$—	$10
Risk rating 2	759	—	—	—	—	186	—	945
Risk rating 3	300,941	499,984	130,342	62,134	22,656	56,180	44,603	1,116,840
Risk rating 4	198,874	417,244	252,602	22,713	32,342	24,527	209,063	1,157,365
Risk rating 5	641	1,163	—	3,306	218	69	—	5,397
Risk rating 6	—	7,817	1,631	748	641	254	1,327	12,418
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	72	—	—	—	—	72
Total construction/land development	501,215	926,208	384,657	88,901	55,857	81,216	254,993	2,293,047
Agricultural
Risk rating 1	$—	$1,605	$—	$—	$—	$—	$—	$1,605
Risk rating 2	247	—	1,936	—	—	—	—	2,183
Risk rating 3	30,252	43,291	22,919	25,992	10,678	43,284	20,104	196,520
Risk rating 4	9,477	24,688	20,358	19,532	7,873	32,692	4,612	119,232
Risk rating 5	—	—	—	—	314	571	—	885
Risk rating 6	—	—	1,675	1,084	1,620	352	—	4,731
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	39,976	69,584	46,888	46,608	20,485	76,899	24,716	325,156
Total commercial real estate loans	$930,022	$2,146,390	$1,262,133	$626,807	$481,164	$1,905,250	$816,391	$8,168,157
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$144	$2	$146
Risk rating 2	259	—	—	—	—	20	1	280
Risk rating 3	246,462	366,149	241,985	145,339	93,751	324,569	122,950	1,541,205
Risk rating 4	14,992	37,444	55,406	21,240	13,313	67,084	62,356	271,835
Risk rating 5	—	243	246	479	831	1,343	40	3,182
Risk rating 6	71	5,361	2,926	4,064	3,432	10,567	1,189	27,610
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	2	—	2
Total residential 1-4 family	261,784	409,197	300,563	171,122	111,327	403,729	186,538	1,844,260

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	3,314	9,827	37,755	44,407	31,436	53,068	6,537	186,344
Risk rating 4	669	77,185	69,546	64,295	8,116	18,490	7,822	246,123
Risk rating 5	—	—	—	—	—	3,006	—	3,006
Risk rating 6	—	—	—	—	263	—	—	263
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	3,983	87,012	107,301	108,702	39,815	74,564	14,359	435,736
Total real estate	$1,195,789	$2,642,599	$1,669,997	$906,631	$632,306	$2,383,543	$1,017,288	$10,448,153
Consumer
Risk rating 1	$5,195	$2,952	$2,002	$839	$355	$1,114	$1,580	$14,037
Risk rating 2	—	—	—	—	126	54	—	180
Risk rating 3	240,897	245,543	211,312	108,009	108,063	191,220	1,264	1,106,308
Risk rating 4	9,597	7,534	2,479	69	109	6,073	214	26,075
Risk rating 5	22	—	22	483	872	261	—	1,660
Risk rating 6	204	1,559	830	581	881	1,349	11	5,415
Risk rating 7	15	—	—	—	—	—	—	15
Risk rating 8	—	—	—	—	—	—	—	—
Total consumer	255,930	257,588	216,645	109,981	110,406	200,071	3,069	1,153,690
Commercial and industrial
Risk rating 1	$3,757	$918	$1,120	$236	$121	$20,835	$12,644	$39,631
Risk rating 2	174	1,293	220	12	164	218	963	3,044
Risk rating 3	487,896	272,608	78,507	50,340	77,761	170,610	227,043	1,364,765
Risk rating 4	115,025	34,474	55,812	33,000	27,189	71,854	378,417	715,771
Risk rating 5	21	547	16,318	3,352	201	980	1,767	23,186
Risk rating 6	12,498	75,536	4,942	1,154	9,086	12,180	63,198	178,594
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total commercial and industrial	619,371	385,376	156,919	88,094	114,522	276,677	684,032	2,324,991
Agricultural and other
Risk rating 1	$408	$131	$16	$105	$—	$2	$563	$1,225
Risk rating 2	396	28	1	—	1,181	100	693	2,399
Risk rating 3	52,758	45,796	31,378	26,918	3,059	43,984	145,419	349,312
Risk rating 4	14,007	7,663	8,025	955	10,955	3,188	94,186	138,979
Risk rating 5	—	2,286	—	134	—	593	665	3,678
Risk rating 6	71	33	63	108	—	370	1,656	2,301
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	67,640	55,937	39,483	28,220	15,195	48,237	243,182	497,894
Total	$2,138,730	$3,341,500	$2,083,044	$1,132,926	$872,429	$2,908,528	$1,947,571	$14,424,728

The following table presents gross write-offs by origination date for the year ended December 31, 2024 and December 31, 2023.

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024		2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$26,059	$779	$9,979	$1,220	$95	$38,132
Construction/land development	—		—	666	526	33	—	212	1,437
Agricultural	—		—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	—		57	170	1	58	184	97	567
Multifamily residential	—		—	6,500	—	—	—	—	6,500
Total real estate	—		57	33,395	1,306	10,070	1,404	404	46,636
Consumer	18	*	134	997	246	336	474	9	2,214
Commercial and industrial	—		576	97	691	116	6,005	3,604	11,089
Agricultural & other	3,026	*	71	—	—	—	—	—	3,097
Total	$3,044		$838	$34,489	$2,243	$10,522	$7,883	$4,017	$63,036
*The 2024 write-offs primarily consist of overdrafts.

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023		2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$—	$—	$1,826	$502	$—	$2,328
Construction/land development	—		2	168	5	—	88	—	263
Agricultural	—		—	—	—	1	6	—	7
Residential real estate loans
Residential 1-4 family	—		29	28	73	13	126	—	269
Total real estate	—		31	196	78	1,840	722	—	2,867
Consumer	—		51	44	98	63	263	25	544
Commercial and industrial	—		407	1,110	894	911	5,369	466	9,157
Agricultural & other	3,252	**	1	1	2	64	3	164	3,487
Total	$3,252		$490	$1,351	$1,072	$2,878	$6,357	$655	$16,055
** The 2023 write-off primarily consists of overdrafts.

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of December 31, 2024 and 2023.

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$301,127	$423,332	$1,178,297	$784,102	$359,710	$1,712,213	$542,138	$5,300,919
Non-performing	32,071	—	33,999	954	4,000	54,837	—	125,861
Total non-farm/ non-residential	333,198	423,332	1,212,296	785,056	363,710	1,767,050	542,138	5,426,780
Construction/land development
Performing	963,903	570,931	674,668	114,157	47,736	82,199	278,319	2,731,913
Non-performing	4	108	1,852	1,323	177	800	37	4,301
Total construction/ land development	963,907	571,039	676,520	115,480	47,913	82,999	278,356	2,736,214
Agricultural
Performing	$53,208	$43,295	$58,393	$37,491	$31,777	$69,863	$42,407	$336,434
Non-performing	—	—	—	—	—	371	188	559
Total agricultural	53,208	43,295	58,393	37,491	31,777	70,234	42,595	336,993
Total commercial real estate loans	$1,350,313	$1,037,666	$1,947,209	$938,027	$443,400	$1,920,283	$863,089	$8,499,987
Residential real estate loans
Residential 1-4 family
Performing	$235,119	$252,691	$416,981	$247,959	$146,817	$415,401	$214,972	$1,929,940
Non-performing	—	2,801	5,945	2,988	3,296	11,354	165	26,549
Total residential 1-4 family	235,119	255,492	422,926	250,947	150,113	426,755	215,137	1,956,489
Multifamily residential
Performing	$4,041	$11,699	$194,474	$48,736	$109,809	$94,772	$19,870	$483,401
Non-performing	—	—	12,497	586	—	—	—	13,083
Total multifamily residential	4,041	11,699	206,971	49,322	109,809	94,772	19,870	496,484
Total real estate	1,589,473	1,304,857	2,577,106	1,238,296	703,322	2,441,810	1,098,096	10,952,960
Consumer
Performing	$280,956	$215,196	$214,938	$175,706	$88,409	$241,992	$2,936	$1,220,133
Non-performing	75	5,641	2,040	174	311	5,932	55	14,228
Total consumer	281,031	220,837	216,978	175,880	88,720	247,924	2,991	1,234,361
Commercial and industrial
Performing	$212,469	$564,063	$263,604	$106,405	$50,453	$300,351	$443,008	$1,940,353
Non-performing	46,973	2,853	3,197	905	4	8,403	20,087	82,422
Total commercial and industrial	259,442	566,916	266,801	107,310	50,457	308,754	463,095	2,022,775
Agricultural and other
Performing	$67,728	$45,525	$46,350	$33,422	$24,815	$45,922	$289,649	$553,411
Non-performing	—	3	—	39	2	903	46	993
Total agricultural and other	67,728	45,528	46,350	33,461	24,817	46,825	289,695	554,404
Total	$2,197,674	$2,138,138	$3,107,235	$1,554,947	$867,316	$3,045,313	$1,853,877	$14,764,500

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
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
The Company had approximately $55.0 million or 213 total revolving loans convert to term loans for the year ended December 31, 2024 compared to $69.0 million or 217 total revolving loans convert to term loans for the year ended December 31, 2023. These loans were considered immaterial for vintage disclosure inclusion.

The following table presents the amortized cost basis of modified loans to borrowers experiencing financial difficulty by class and modification type at December 31, 2024 and December 31, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	December 31, 2024
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Principal Reduction and Interest Rate Reduction	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$388	$32,096	$—	$1,228	$339	$—	$15,646	$—	$49,697	0.92%
Construction/land development	—	—	—	52	—	—	—	—	52	—%
Residential real estate loans
Residential 1-4 family	1,076	1,198	102	22	523	—	—	117	3,038	0.16%
Total real estate	1,464	33,294	102	1,302	862	—	15,646	117	52,787	0.48%
Consumer	6	—	—	9	—	2	—	—	17	—%
Commercial and industrial	2,337	67,017	—	441	76	—	—	—	69,871	3.45%
Total	$3,807	$100,311	$102	$1,752	$938	$2	$15,646	$117	$122,675	0.83%

	December 31, 2023
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Principal Reduction and Interest Rate Reduction	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$398	$—	$—	$1,537	$348	$—	$16,023	$—	$18,306	0.33%
Construction/land development	—	—	—	149	—	—	—	—	149	0.01%
Agricultural	—	—	—	—	—	—	—	—	—	—%
Residential real estate loans
Residential 1-4 family	560	598	106	59	516	—	—	116	1,955	0.11%
Multifamily residential	—	—	—	—	—	—	—	—	—	—%
Total real estate	958	598	106	1,745	864	—	16,023	116	20,410	0.20%
Consumer	14	—	1	10	—	5	—	—	30	—%
Commercial and industrial	2,253	38	42	1,763	74	—	—	—	4,170	0.18%
Total	$3,225	$636	$149	$3,518	$938	$5	$16,023	$116	$24,610	0.17%
During the year ended December 31, 2024, the Company restructured approximately $108.4 million in loans to 13 borrowers. The ending balance of these loans as of December 31, 2024, was $100.5 million. The Company considered the financial effect of these loan modifications to borrowers experiencing financial difficulty during the year ended December 31, 2024 immaterial for tabular disclosure inclusion. Three of the modified loans pertained to one borrower relationship and accounted for $99.1 million of the total post-modification outstanding balance. The modification involved three new loans being underwritten resulting in the interest rate decreasing by 12 basis points and one of the loans in the relationship being charged-off. The charged-off amount was $26.1 million. Five of the $122.7 million in restructured loans held by the Company were considered to be collateral dependent as of December 31, 2024. The outstanding balance of these loans was $114.7 million, and the specific reserve was $2.9 million.

The following table presents the amortized cost basis of loans that had a payment default during the years ended December 31, 2024 and 2023, respectively, and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	December 31, 2024
	Term Extension	Combination Interest Rate Reduction and Term Extension
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$—
Construction/land development	—	—
Agricultural	—	—
Residential real estate loans		—
Residential 1-4 family	249	—
Total real estate	249	—
Consumer	5	—
Commercial and industrial	—	2
Total	$254	$2

	December 31, 2023
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Combination Interest Rate Reduction and Term Extension	Combination Interest Rate Reduction and Principal Reduction	Combination Term Extension and Principal Reduction
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$—	$—	$—	$—	$—	$—
Construction/land development	—	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—	—
Residential real estate loans					—
Residential 1-4 family	299	105	9	—	328	—	116
Total real estate	299	105	9	—	328	—	116
Consumer	14	—	—	29	—	5	—
Commercial and industrial	—	—	—	—	—	—	—
Total	$313	$105	$9	$29	$328	$5	$116
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 13 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $134.4 million, and the ending balance as of December 31, 2024 was $100.5 million. The $100.5 million balance consists of $256,190 of non-accrual loans and $100.2 million of current loans, of which all were current as of December 31, 2024.
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

The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company held approximately $76.3 million and $130.7 million in PCD loans, as of December 31, 2024 and 2023, respectively. The balance, as of December 31, 2024, resulted from the acquisition of Happy. The balance, as of December 31, 2023, consisted of $130.4 million resulting from the acquisition of Happy and $376,100 from the acquisition of LH-Finance.
The following is a presentation of total foreclosed assets as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$28,392	$29,894
Construction/land development	13,391	47
Residential real estate loans
Residential 1-4 family	1,624	545
Total foreclosed assets held for sale	$43,407	$30,486
6. Goodwill and Core Deposit Intangible
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposit intangible at December 31, 2024 and 2023, were as follows:

	December 31, 2024	December 31, 2023
Goodwill	(In thousands)
Balance, beginning of period	$1,398,253	$1,398,253
Balance, end of period	$1,398,253	$1,398,253

	December 31, 2024	December 31, 2023
Core Deposit Intangible	(In thousands)
Balance, beginning of period	$48,770	$58,455
Amortization expense	(8,443)	(9,685)
Balance, end of year	$40,327	$48,770
The carrying basis and accumulated amortization of core deposits intangibles at December 31, 2024 and 2023 were:

	December 31, 2024	December 31, 2023
	(In thousands)
Gross carrying amount	$128,888	$128,888
Accumulated amortization	(88,561)	(80,118)
Net carrying amount	$40,327	$48,770
Core deposit intangible amortization expense for the years ended December 31, 2024, 2023 and 2022 was approximately $8.4 million, $9.7 million and $8.9 million, respectively. The core deposit intangible is tested annually for impairment during the fourth quarter. During the 2024 review, no impairment was found. Including all of the mergers completed as of December 31, 2024, HBI’s estimated amortization expense of the core deposit intangible for each of the years 2025 through 2029 is approximately: 2025 – $8.0 million; 2026 – $7.8 million; 2027 – $6.6 million; 2028 – $4.2 million and 2029 – $4.2 million.
The carrying amount of the Company’s goodwill was $1.40 billion at both December 31, 2024 and 2023. Goodwill is tested annually for impairment during the fourth quarter or more frequently if changes or circumstances occur. During the 2024 and 2023 reviews, no impairment was found. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of December 31, 2024 and 2023, other assets were $345.3 million and $323.6 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank (“Federal Reserve”) and First National Bankers' Bank ("FNBB") which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $135.2 million and $134.6 million at December 31, 2024 and December 31, 2023, respectively, and are accounted for at cost.
The Company also has equity securities which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $91.2 million and $88.6 million at December 31, 2024 and 2023, respectively. There were no transactions during the period that would indicate a material change in fair value.
8. Deposits
The aggregate amount of time deposits with a minimum denomination of $250,000 was $917.1 million and $836.7 million at December 31, 2024 and 2023, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.20 billion and $1.09 billion at December 31, 2024 and 2023, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $49.3 million, $26.1 million and $3.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, brokered deposits were $448.4 million and $401.0 million, respectively.
The following is a summary of the scheduled maturities of all time deposits at December 31, 2024 (in thousands):

2025	$1,682,838
2026	75,569
2027	15,012
2028	8,304
2029	10,142
Thereafter	467
Total time deposits	$1,792,332
Deposits totaling approximately $3.08 billion and $3.05 billion at December 31, 2024 and 2023, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
9. Securities Sold Under Agreements to Repurchase
At December 31, 2024 and 2023, securities sold under agreements to repurchase totaled $162.4 million and $142.1 million, respectively. For the years ended December 31, 2024 and 2023, securities sold under agreements to repurchase daily weighted-average totaled $166.0 million and $149.0 million, respectively. The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2024 and 2023 is presented in the following table:

	December 31, 2024		December 31, 2023
	Overnight and Continuous	Total	Overnight and Continuous	Total
	(In thousands)
Securities sold under agreements to repurchase:
Mortgage-backed securities	48,056	48,056	—	—
State and political subdivisions	37,831	37,831	—	—
Other securities	76,463	76,463	142,085	142,085
Total borrowings	$162,350	$162,350	$142,085	$142,085

10. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $600.0 million at both December 31, 2024 and 2023. At December 31, 2024, $100.0 million and $500.0 million balance was classified as short-term and long-term advances, respectively. At December 31, 2023, the entire $600.0 million balance was classified as long-term advances. The FHLB advances mature from 2025 to 2037 with fixed interest rates ranging from 3.37% to 4.84% and are secured by loans and investments securities. Expected maturities could differ from contractual maturities because the FHLB has have the right to call or the Company has the right to prepay certain obligations.
Other borrowed funds were $750,000 as of December 31, 2024 and were classified as short-term advances. Other borrowed funds were $701.3 million as of December 31, 2023 and were classified as short-term advances. During the fourth quarter of 2024, the Company paid off its $700.0 million advance from the Federal Reserve's Bank Term Funding Program ("BTFP").
Additionally, the Company had $1.22 billion and $1.33 billion at December 31, 2024 and 2023, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2024 and 2023, respectively.
Maturities of borrowings with original maturities exceeding one year at December 31, 2024, are as follows (in thousands):

	By Contractual Maturity	By Call Date
2025	$100,750	$500,750
2026	100,000	100,000
2027	—	—
2028	—	—
2029	—	—
Thereafter	400,000	—
	$600,750	$600,750
11. Subordinated Debentures
As of December 31, 2024 and 2023, subordinated debentures were $439.2 million and $439.8 million, respectively.
Subordinated debentures at December 31, 2024 and 2023 contained the following components:

	As of December 31, 2024	As of December 31, 2023
	(In thousands)
Subordinated debt securities
Subordinated notes issued in 2020, due 2030, fixed rate of 5.500% during the first five years and at a floating rate of 534.5 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2025 without penalty	$140,764	$142,084
Subordinated notes, net of issuance costs, issued in 2022, due 2032, fixed rate of 3.125% during the first five years and at a floating rate of 182 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2027 without penalty	298,482	297,750
Total	$439,246	$439,834
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
12. Income Taxes
The following is a summary of the components of the provision for income taxes for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Current:
Federal	$92,995	$99,938	$72,367
State	18,802	23,093	14,733
Total current	111,797	123,031	87,100
Deferred:
Federal	6,907	(3,312)	1,839
State	1,397	(765)	374
Total deferred	8,304	(4,077)	2,213
Income tax expense	$120,101	$118,954	$89,313

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Statutory federal income tax rate	21.00%	21.00%	21.00%
Effect of non-taxable interest income	(1.06)	(0.68)	(1.89)
Stock compensation	0.56	0.28	0.38
State income taxes, net of federal benefit	2.22	2.97	2.70
Other	0.27	(0.33)	0.45
Effective income tax rate	22.99%	23.24%	22.64%
The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$76,221	$81,251
Deferred compensation	6,783	7,619
Stock compensation	4,981	6,803
Non-accrual interest income	1,798	1,463
Real estate owned	674	79
Unrealized loss on Securities AFS	79,847	82,613
Loan discounts	3,323	5,119
Investments	26,042	24,669
Accelerated depreciation on premises and equipment	664	—
Other	14,634	14,691
Gross deferred tax assets	214,967	224,307
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	—	1,477
Tax basis on acquisitions	7,439	4,061
Core deposit intangibles	8,997	11,021
FHLB dividends	1,919	2,351
Other	9,915	8,233
Gross deferred tax liabilities	28,270	27,143
Net deferred tax assets	$186,697	$197,164
The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2020. The Company’s income tax returns are open and subject to examinations from the 2021 tax year and forward.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in other non-interest expense. During the years ended December 31, 2024, 2023 and 2022, the Company did not recognize any significant interest or penalties.
13. Common Stock, Compensation Plans and Other
Common Stock
The Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share.

The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation.
Stock Repurchases
During 2024, the Company repurchased a total of 3,521,792 shares with a weighted-average stock price of $24.41 per share. The 2024 earnings were used to fund the repurchases during the year. Shares repurchased under the program as of December 31, 2024 total 26,507,507 shares. The remaining balance available for repurchase was 13,244,493 shares at December 31, 2024.
On January 17, 2025, the Board of Directors (the “Board”) of the Company authorized an increase in the shares of the Company’s common stock available for repurchase under its stock repurchase program, which was originally approved by the Board in January 2008 and most recently amended in January 2021, to renew the authorization to 20,000,000 shares. As of January 17, 2025, a total of approximately 13,244,493 shares remained available for repurchase under the existing repurchase authorization, resulting in an increase of 6,755,507 shares of common stock available for repurchase.
Stock Compensation Plans
The Company has an equity incentive plan known as the Home BancShares, Inc. 2022 Equity Incentive Plan (the "2022 Plan"). The purpose of the 2022 Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. The 2022 Plan replaced the Company’s Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “2006 Plan” and, together with the 2022 Plan, the “Plans”), which expired on February 27, 2022. Awards outstanding under the 2006 Plan remain in effect under the terms of the 2006 Plan until such awards vest, expire, lapse or are forfeited or terminated. However, no new awards may be granted under the 2006 Plan. As of December 31, 2024, the maximum total number of shares of the Company’s common stock available for issuance under the 2022 Plan was 14,788,000 shares (representing 13,288,000 shares approved for issuance under the 2006 Plan plus 1,500,000 shares added upon adoption of the 2022 Plan). At December 31, 2024, the Company had 2,052,178 shares of common stock remaining available for future grants under the 2022 Plan and an aggregate of 3,641,537 shares of common stock reserved for issuance pursuant to outstanding awards under the Plans.
The intrinsic value of the stock options outstanding at December 31, 2024, 2023, and 2022 was $9.0 million, $12.2 million and $7.8 million, respectively. The intrinsic value of the stock options vested at December 31, 2024, 2023 and 2022 was $6.2 million, $10.3 million and $7.5 million, respectively.
The intrinsic value of the stock options exercised during 2024, 2023 and 2022 was $8.8 million, $1.9 million, and $1.8 million, respectively.
Total unrecognized compensation cost related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $1.5 million as of December 31, 2024.
The table below summarized the stock option transactions under the Plan at December 31, 2024, 2023 and 2022 and changes during the years then ended:

	2024		2023		2022
	Shares (000)	Weighted- average Exercisable Price	Shares (000)	Weighted- average Exercisable Price	Shares (000)	Weighted- average Exercisable Price
Outstanding, beginning of year	2,776	$20.95	2,971	$20.45	3,015	$20.06
Granted	10	29.41	25	22.63	183	21.13
Forfeited/Expired	(35)	21.87	(10)	23.38	(96)	21.89
Exercised	(1,161)	18.65	(210)	14.01	(131)	11.30
Outstanding, end of year	1,590	22.66	2,776	20.95	2,971	20.45
Exercisable, end of year	1,044	22.34	1,940	20.05	1,837	18.89

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. The weighted-average fair value of options granted during the year ended December 31, 2024 was $7.95, and the weighted-average fair value of options granted during the year ended December 31, 2023 was $5.37. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.
The assumptions used in determining the fair value of 2024, 2023 and 2022 stock option grants were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Expected dividend yield	2.65%	2.98%	3.14%
Expected stock price volatility	28.47%	27.97%	31.18%
Risk-free interest rate	4.25%	3.37%	2.82%
Expected life of options	6.5 years	6.5 years	6.5 years
The following is a summary of currently outstanding and exercisable options at December 31, 2024:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$16.00 to $17.99	24	0.29	$17.12	24	$17.12
$18.00 to $19.99	118	1.32	18.57	118	18.57
$20.00 to $21.99	159	4.01	20.83	128	20.89
$22.00 to $23.99	1,221	3.66	23.22	735	23.18
$24.00 to $25.99	58	3.87	25.42	39	25.96
$26.00 to $27.99	—	0.00	—	—	—
$28.00 to $29.99	10	9.85	29.41	—	—
	1,590			1,044
The table below summarizes the activity for the Company’s restricted stock issued and outstanding at December 31, 2024, 2023 and 2022 and changes during the years then ended:

	2024	2023	2022
	(In thousands)
Beginning of year	1,429	1,381	1,231
Issued	531	261	409
Vested	(469)	(152)	(178)
Forfeited	(62)	(61)	(81)
End of year	1,429	1,429	1,381
Amount of expense for twelve months ended	$8,228	$8,016	$7,646
Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $14.6 million as of December 31, 2024.

14. Non-Interest Expense
The table below shows the components of non-interest expense for years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(In thousands)
Salaries and employee benefits	$241,022	$256,966	$238,885
Occupancy and equipment	58,031	60,303	53,417
Data processing expense	36,494	36,329	34,942
Merger expense	—	—	49,594
Other operating expenses:
Advertising	7,097	8,850	7,974
Amortization of intangibles	8,443	9,685	8,853
Electronic banking expense	13,444	14,313	13,632
Directors' fees	1,639	1,814	1,491
Due from bank service charges	1,131	1,115	1,255
FDIC and state assessment	15,388	25,530	8,428
Hurricane expense	—	—	176
Insurance	3,634	3,567	3,705
Legal and accounting	8,961	5,230	9,401
Other professional fees	8,142	8,815	8,881
Operating supplies	2,680	3,138	3,120
Postage	2,060	2,081	2,078
Telephone	1,807	2,160	1,890
Other expense	36,963	32,967	27,905
Total other operating expenses	111,389	119,265	98,789
Total non-interest expense	$446,936	$472,863	$475,627
15. Employee Benefit Plans
401(k) and Employee Stock Ownership Plan
The Company has a combined 401(k) plan and employee stock ownership plan, named the Home BancShares, Inc. 401(k) and Employee Stock Ownership Plan, in which substantially all employees may participate. The Company matches employees’ contributions based on a percentage of salary contributed by participants. As of December 31, 2024, participants in the plan held approximately 1.1 million shares of the Company’s stock. These shares are allocated to the individual employees that have elected to own stock within the plan. While the plan also allows for discretionary employer contributions, no discretionary contributions were made for the years ended 2024, 2023 and 2022. The Company’s expense for the plan was approximately $3.3 million, $3.4 million and $3.1 million in 2024, 2023 and 2022, respectively, which is included in salaries and employee benefits expense.
Chairman’s Retirement Plan
On April 20, 2007, the Company’s Board of Directors approved a Chairman’s Retirement Plan for John W. Allison, the Company’s Chairman. The Chairman’s Retirement Plan provides a supplemental retirement benefit of $250,000 a year for 10 consecutive years or until Mr. Allison’s death, whichever occurs later. During 2011, Mr. Allison reached the age of 65 and became 100% vested in the plan. Therefore, he began receiving the supplemental retirement benefit due to him. He received $250,000 of this benefit during 2024, 2023 and 2022, respectively. An expense of $71,075, $84,787 and $97,449 was accrued for 2024, 2023 and 2022 for this plan, respectively.

16. Related Party Transactions
In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2024 and 2023, related party loans were approximately $36.3 million and $63.2 million, respectively. New loans and advances on prior commitments made to the related parties were $1.7 and $662,000 for the years ended December 31, 2024 and 2023, respectively. Repayments of loans made by the related parties were $1.7 million and $11.0 million for the years ended December 31, 2024 and 2023, respectively.
At December 31, 2024 and 2023, directors, officers, and other related interest parties had demand, non-interest-bearing deposits of approximately $5.1 million and $4.3 million, respectively, savings and interest-bearing transaction accounts of approximately $7.8 million and $11.6 million, respectively, and time certificates of deposit of approximately $1.6 million and $878,000, respectively.
During each of 2024, 2023 and 2022, rent expense totaling approximately $133,000, $139,000 and $137,000, respectively, was paid to related parties.
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
As of December 31, 2024, the balances of the ROU asset and lease liability were $42.3 million and $45.2 million, respectively. As of December 31, 2023, the balances of the ROU asset and lease liability were $42.2 million and $45.0 million, respectively. The ROU asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.
The minimum rental commitments under these noncancelable operating leases are as follows as of December 31, 2024 and 2023:

December 31, 2024
(In thousands)
2025	$10,262
2026	9,663
2027	8,341
2028	6,464
2029	5,675
Thereafter	16,346
Total future minimum lease payments	$56,751
Discount effect of cash flows	(11,560)
Present value of net future minimum lease payments	$45,191

December 31, 2023
(In thousands)
2024	$9,373
2025	8,549
2026	8,111
2027	7,223
2028	5,496
Thereafter	19,827
Total future minimum lease payments	$58,579
Discount effect of cash flows	(13,551)
Present value of net future minimum lease payments	$45,028
 Additional information:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	(In thousands)
Lease expense:
Operating lease expense	$9,140	$8,087	$7,995
Short-term lease expense	—	—	3
Variable lease expense	1,217	1,105	873
Total lease expense	$10,357	$9,192	$8,871
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$8,757	$8,384	$8,128
Weighted-average remaining lease term	7.67	8.47	9.28
Weighted-average discount rate	3.48%	3.43%	3.41%
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
Although the Company has a diversified loan portfolio, at December 31, 2024 and 2023, commercial real estate loans represented 57.6% and 56.7% of total loans receivable, respectively, and 214.6% and 215.5% of total stockholders’ equity, respectively. Residential real estate loans represented 16.6% and 15.8% of total loans receivable and 61.9% and 60.1% of total stockholders’ equity at December 31, 2024 and 2023, respectively.
Approximately 79.5% of the Company’s total loans and 83.7% of the Company’s real estate loans as of December 31, 2024, are to borrowers whose collateral is located in Alabama, Arkansas, Florida, Texas and New York, the states in which the Company has its branch locations.
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
At December 31, 2024 and 2023, commitments to extend credit of $4.47 billion and $4.59 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2024 and 2023, is $153.9 million and $185.5 million, respectively.
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
Available-for-sale securities - Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company's available-for-sale securities are primarily considered to be Level 2 securities. The Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of December 31, 2024 and 2023, Level 2 securities were $3.05 billion and $3.49 billion, respectively. As of December 31, 2024 and 2023, Level 3 securities were $21.5 million and $22.8 million, respectively. In addition, there were no material transfers between hierarchy levels during 2024, 2023 and 2022.
The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities with complicated structures. Pricing for the Company’s investment securities is fairly generic and is easily obtained. The Company uses a third-party comparison pricing vendor in order to reflect consistency in the fair values of the investment securities sampled by the Company each quarter. See footnote 3 for further detail related to the fair value of the Company's available-for-sale investment portfolio.

Individually Evaluated Loans - Individually evaluated loans are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. When the Company has a specific expectation to initiate, or has initiated, foreclosure proceedings, and when the repayment of a loan is expected to be substantially dependent upon the liquidation of the underlying collateral, the loan relationship is considered to be collateral dependent. Fair value of the loan is determined by establishing an allowance for credit loss for any exposure based on the valuation of the underlying collateral. The valuation of the collateral is determined by either an independent third-party appraisal or other collateral analysis. Discounts can be made by the Company based upon the overall evaluation of the independent appraisal. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower’s underlying financial condition. Collateral values supporting the individually assessed loans are evaluated quarterly for updates to appraised values or adjustments due to non-current valuations. The fair value of collateral-dependent loans was $209.8 million and $171.7 million as of December 31, 2024 and 2023, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral.
Foreclosed assets held for sale - Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of December 31, 2024 and 2023, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $43.4 million and $30.5 million, respectively. Foreclosed assets held for sale with a carrying value of approximately $17.9 million were remeasured during the year ended December 31, 2024, resulting in a write-down of approximately $2.5 million. No foreclosed assets held for sale were remeasured during the year ended December 31, 2023. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.
The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans and foreclosed assets primarily relate to customized discounting criteria applied to the customer’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the underlying collateral. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from approximately 10% to 70%.
Fair Values of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and cash equivalents and federal funds sold - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
Investment securities - held-to-maturity securities – These securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
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
Accrued interest receivable and payable - The carrying amounts of accrued interest approximates fair value.
FHLB, FRB & FNBB stock; other equity investments; marketable equity securities - The carrying amount of these investments approximate fair value.

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
FHLB and other borrowed funds - For short-term instruments, the carrying amount is a reasonable estimate of fair value. The fair value of long-term debt is estimated based on the current rates available to the Company for debt with similar terms and remaining maturities.
Subordinated debentures - The fair value of subordinated debentures is estimated using the rates that would be charged for subordinated debentures of similar remaining maturities.
Commitments to extend credit, letters of credit and lines of credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The fair value of these commitments is not material and are therefore, omitted from this disclosure.
The following table presents the estimated fair values of the Company’s financial instruments. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

	December 31, 2024
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$910,347	$910,347	1
Federal funds sold	3,725	3,725	1
Investment securities - available for sale	3,051,110	3,051,110	2
Investment securities - available for sale	21,529	21,529	3
Investment securities - held-to-maturity	1,275,204	1,142,940	2
Loans receivable, net of impaired loans and allowance	14,244,458	14,207,935	3
Accrued interest receivable	120,129	120,129	1
FHLB, FRB & FNBB stock; other equity investments	226,910	226,910	3
Marketable equity securities	48,954	48,954	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,006,115	$4,006,115	1
Savings and interest-bearing transaction accounts	11,347,850	11,347,850	1
Time deposits	1,792,332	1,781,156	3
Securities sold under agreements to repurchase	162,350	162,350	1
FHLB and other borrowed funds	600,750	556,095	2
Accrued interest payable	20,186	20,186	1
Subordinated debentures	439,246	375,887	3

	December 31, 2023
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,000,213	$1,000,213	1
Federal funds sold	5,100	5,100	1
Investment securities - available for sale	3,485,031	3,485,031	2
Investment securities - available for sale	22,810	22,810	3
Investment securities - held-to-maturity	1,281,982	1,170,481	2
Loans receivable, net of impaired loans and allowance	14,048,002	14,071,775	3
Accrued interest receivable	118,966	118,966	1
FHLB, FRB & FNBB stock; other equity investments	223,748	223,748	3
Marketable equity securities	49,419	49,419	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,085,501	$4,085,501	1
Savings and interest-bearing transaction accounts	11,050,347	11,050,347	1
Time deposits	1,651,863	1,633,091	3
Securities sold under agreements to repurchase	142,085	142,085	1
FHLB and other borrowed funds	1,301,300	1,291,926	2
Accrued interest payable	19,124	19,124	1
Subordinated debentures	439,834	358,682	3
21. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During 2024, the Company requested approximately $310.1 million in regular dividends from its banking subsidiary.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common equity Tier 1 ("CET1") and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2024, the Company meets all capital adequacy requirements to which it is subject.
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
The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% CET1 risk-based capital ratio, a 5% Tier 1 leverage ratio, an 8% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. As of December 31, 2024, the Bank met the capital standards for a well-capitalized institution. The Company’s CET1 risk-based capital ratio, Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 15.11%, 13.05%, 15.11%, and 18.74%, respectively, as of December 31, 2024.
The Company’s actual capital amounts and ratios along with the Company’s bank subsidiary are presented in the following table.

	Actual		Minimum Capital Requirement –Basel III		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2024
Common equity Tier 1 capital ratios:
Home BancShares	$2,787,116	15.11%	$1,291,348	7.00%	N/A	N/A
Centennial Bank	2,604,830	14.17	1,286,790	7.00	1,194,876	6.50
Leverage ratios:
Home BancShares	$2,787,116	13.05%	$854,602	4.00%	N/A	N/A
Centennial Bank	2,604,830	12.23	851,948	4.00	1,064,935	5.00
Tier 1 capital ratios:
Home BancShares	$2,787,116	15.11%	$1,568,065	8.50%	N/A	N/A
Centennial Bank	2,604,830	14.17	1,562,530	8.50	1,470,617	8.00
Total risk-based capital ratios:
Home BancShares	$3,458,014	18.74%	$1,937,022	10.50%	N/A	N/A
Centennial Bank	2,835,636	15.43	1,929,629	10.50	1,837,742	10.00

As of December 31, 2023
Common equity Tier 1 capital ratios:
Home BancShares	$2,609,823	14.15%	$1,290,867	7.00%	N/A	N/A
Centennial Bank	2,495,303	13.60	1,284,347	7.00	1,192,608	6.50
Leverage ratios:
Home BancShares	$2,609,823	12.44%	$839,271	4.00%	N/A	N/A
Centennial Bank	2,495,303	11.92	837,350	4.00	1,046,688	5.00
Tier 1 capital ratios:
Home BancShares	$2,609,823	14.15%	$1,567,482	8.50%	N/A	N/A
Centennial Bank	2,495,303	13.60	1,559,564	8.50	1,467,825	8.00
Total risk-based capital ratios:
Home BancShares	$3,281,136	17.79%	$1,936,301	10.50%	N/A	N/A
Centennial Bank	2,725,909	14.85	1,927,410	10.50	1,835,629	10.00

22. Additional Cash Flow Information
The following is summary of the Company’s additional cash flow information during the years ended December 31:

	2024	2023	2022
	(In thousands)
Interest paid	$449,941	$339,606	$115,046
Income taxes paid	110,743	135,089	86,583
Assets acquired by foreclosure	14,936	30,532	619
23. Condensed Financial Information (Parent Company Only)
Condensed Balance Sheets

	December 31,
(In thousands)	2024	2023
Assets
Cash and cash equivalents	$550,340	$484,542
Investment securities	58,199	57,032
Investments in wholly-owned subsidiaries	3,782,780	3,679,597
Premises and equipment	221	—
Other assets	16,959	18,049
Total assets	$4,408,499	$4,239,220
Liabilities
Subordinated debentures	$439,246	$439,834
Other liabilities	8,228	8,311
Total liabilities	447,474	448,145
Stockholders' Equity
Common stock	1,989	2,015
Capital surplus	2,272,794	2,348,023
Retained earnings	1,942,350	1,690,112
Accumulated other comprehensive loss	(256,108)	(249,075)
Total stockholders' equity	3,961,025	3,791,075
Total liabilities and stockholders' equity	$4,408,499	$4,239,220
Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2024	2023	2022
Income
Dividends from equity securities	$3,589	$3,634	$2,088
Dividends from banking subsidiary	311,127	329,997	216,086
Other income (loss)	3,842	(724)	(1,297)
Total income	318,558	332,907	216,877
Expenses	32,570	32,361	38,933
Income before income taxes and equity in undistributed net income of subsidiaries	285,988	300,546	177,944
Tax benefit for income taxes	6,036	7,514	10,752
Income before equity in undistributed net income of subsidiaries	292,024	308,060	188,696
Equity in undistributed net income of subsidiaries	110,217	84,869	116,566
Net income	$402,241	$392,929	$305,262

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$402,241	$392,929	$305,262
Items not requiring (providing) cash
(Accretion)/ amortization	(588)	(586)	1,912
Share-based compensation	9,222	9,274	9,133
(Increase) decrease in value of equity securities	(2,971)	1,094	1,272
Equity in undistributed income of subsidiaries	(110,217)	(84,869)	(116,566)
Changes in other assets	(542)	(364)	(4,149)
Changes in other liabilities	(82)	(155)	2,290
Net cash provided by operating activities	297,063	317,323	199,154
Cash flows from investing activities
Purchases of premises and equipment, net	(221)	—	—
Net cash proceeds from Happy Bancshares, Inc.	—	—	201,428
Purchases of equity securities	—	—	(49,975)
Proceeds from sale of equity securities	3,436	1,522	13,778
Redemptions of other investments	—	—	2,899
Net cash provided by investing activities	3,215	1,522	168,130
Cash flows from financing activities
Retirement of subordinated debentures	—	—	(300,000)
Proceeds from the issuance of subordinated debentures	—	—	296,324
Redemption of trust preferred securities	—	—	(96,499)
Proceeds from exercise of stock options	2,016	802	156
Repurchase of common stock	(86,493)	(48,771)	(70,856)
Dividends paid	(150,003)	(145,904)	(128,424)
Net cash used in financing activities	(234,480)	(193,873)	(299,299)
Increase in cash and cash equivalents	65,798	124,972	67,985
Cash and cash equivalents, beginning of year	484,542	359,570	291,585
Cash and cash equivalents, end of year	$550,340	$484,542	$359,570
24. Segment Information
The Company has one reportable segment: The Banking Segment. The Company's reportable segment is determined by the Chairman & Chief Executive Officer, who is the designated chief operating decision maker ("CODM"), based upon information provided about the Company's products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business such as geographical regions and branches, which are then aggregated since these have similar operating and economic characteristics. Each of the branches and regions of the Bank provide a group of similar banking services, including such products and services as commercial, real estate and consumer loans, time deposits, checking and savings accounts.
The CODM will evaluate the financial performance of the Company's business components such as evaluating revenue streams, significant expenses and budget to actual results in order to assess the Company's segment and to determine the allocation of resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income in order to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments and deposits provide the revenues in the banking operation. Interest expense, provision for credit losses and payroll provide the significant expenses in the banking operation. All operations are domestic.

Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using consolidated net income. The table below presents the information reported internally for performance assessment by the CODM for years ended December 31, 2024, 2023 and 2022:

Banking Segment	2024	2023	2022
	(In thousands)
Interest Income	$1,299,777	$1,175,053	$877,766

Reconciliation of revenue:
Other Revenues*	168,574	169,934	175,111
Total consolidated revenues	$1,468,351	$1,344,987	$1,052,877

Less:
Interest Expense	451,003	348,108	119,090
Segment net interest income and noninterest income	$1,017,348	$996,879	$933,787

Less:
Provision for credit losses	48,070	12,133	63,585
Salaries and employee benefits	241,022	256,966	238,885
Occupancy and equipment**	58,031	60,303	53,417
Data Processing expense	36,494	36,329	34,942
Merger and acquisition expense	—	—	49,594
Other expense	36,963	32,967	27,905
FDIC and state assessment	15,388	25,530	8,428
Electronic banking expense	13,444	14,313	13,632
Other segment items***	45,594	46,455	48,824
Income tax expense	120,101	118,954	89,313
Segment net income/consolidated net income	402,241	392,929	305,262

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—
Consolidated net income	$402,241	$392,929	$305,262
*Includes earnings in equity method investments of $5.1 million, $12.7 million and $9.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
** Includes depreciation and amortization expense of $29.2 million, $30.9 million and $31.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
***Other segment items include expenses for advertising, amortization of intangibles, directors' fees, due from bank service charges, hurricane damage, insurance expense, legal and accounting fees, other professional fees, operating supplies, postage and telephone.

25. Recent Accounting Pronouncements
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
In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." These amendments extend the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 was effective upon issuance. The sunset of the provisions did not have a material impact on our financial position.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments apply to all public entities that are required to report segment information in accordance with FASB ASC Topic 280, Segment Reporting. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. Public entities are required to disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, public entities must provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting, in interim periods. The amendments clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. The Amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Finally, the amendments require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in ASC Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted the guidance effective December 31, 2024, and its option did not have a significant impact on our financial position or financial statements.
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
Changes in Internal Control Over Financial Reporting
The Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, regularly review our internal controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2024 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 17, 2025, to be filed pursuant to Regulation 14A.
Item 11. EXECUTIVE COMPENSATION
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 17, 2025, to be filed pursuant to Regulation 14A.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 17, 2025, to be filed pursuant to Regulation 14A, except as set forth below.
We currently maintain compensation plans, the Home BancShares, Inc. Amended and Restated 2006 Stock Option and Performance Incentive Plan, as amended, and the Home BancShares, Inc. 2022 Equity Incentive Plan, which provide for the issuance of stock-based compensation to directors, officers and other employees. These plans have been approved by the shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by the shareholders	1,589,359	$22.66	2,052,178
Equity compensation plans not approved by the shareholders	—	—	—

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 17, 2025, to be filed pursuant to Regulation 14A.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 17, 2025, to be filed pursuant to Regulation 14A.
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

10.11	Amendment to Executive Chairman Agreement by and between John W. Allison and Home BancShares, Inc., dated May 29, 2024* ^
10.12	Second Amendment to Executive Chairman Agreement by and between John W. Allison and Home BancShares, Inc., dated February 7, 2025* ^
10.13
Home BancShares, Inc. Amended and Restated Performance-Based Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of Home BancShares’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, filed on August 2, 2024) ^

19.1	Home BancShares, Inc. Insider Trading Policy*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*
31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*
32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*
32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*
97.1	Home BancShares, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 of Home BancShares’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 26, 2024)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
John W. Allison
Chairman and Chief Executive Officer
Date: February 27, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 27, 2025.

/s/ John W. Allison	/s/ Brian S. Davis	/s/ Milburn Adams
John W. Allison Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	Brian S. Davis Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	Milburn Adams Director

/s/ Robert H. Adcock, Jr.	/s/ Mike Beebe	/s/ Jack E. Engelkes
Robert H. Adcock, Jr. Director	Mike Beebe Director	Jack E. Engelkes Vice Chairman of the Board of Directors

/s/ Tracy M. French	/s/ Karen Garrett	/s/ James P. Hickman
Tracy M. French Director	Karen Garrett Director	James P. Hickman Director

/s/ James G. Hinkle	/s/ Alex R. Lieblong	/s/ Thomas J. Longe
James G. Hinkle Director	Alex R. Lieblong Director	Thomas J. Longe Director

/s/ Jim Rankin, Jr.	/s/ Larry W. Ross	/s/ Donna J. Townsell
Jim Rankin, Jr. Director	Larry W. Ross Director	Donna J. Townsell Director

/s/ Jennifer C. Floyd
Jennifer C. Floyd Chief Accounting Officer (Principal Accounting Officer)