Form 10-Q
period 2025-03-31
HOME BANCSHARES INC
filed 2025-05-05
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025
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
Common Stock Issued and Outstanding: 197,463,921 shares as of May 2, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of our statements contained in this document, including matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to expectations, beliefs, projections, future financial performance, future plans and strategies, and anticipated events or trends, and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, including through potential acquisitions, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:
•the effects of future local, regional, national and international economic conditions, including any future impacts from recent or future changes in tariffs or trade policies, inflation or a decrease in commercial real estate and residential housing values;
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
All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025 and this Form 10-Q.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$319,747	$281,063
Interest-bearing deposits with other banks	975,983	629,284
Cash and cash equivalents	1,295,730	910,347
Fed funds sold	6,275	3,725
Investment securities — available-for-sale, net of allowance for credit losses of $2,195 at both March 31, 2025 and December 31, 2024 (amortized cost of $3,299,245 and $3,410,272 at March 31, 2025 and December 31, 2024, respectively)	3,003,320	3,072,639
Investment securities — held-to-maturity, net of allowance for credit losses of $2,005 at both March 31, 2025 and December 31, 2024	1,269,896	1,275,204
Total investment securities	4,273,216	4,347,843
Loans receivable	14,952,116	14,764,500
Allowance for credit losses	(279,944)	(275,880)
Loans receivable, net	14,672,172	14,488,620
Bank premises and equipment, net	384,843	386,322
Foreclosed assets held for sale	39,680	43,407
Cash value of life insurance	221,621	219,786
Accrued interest receivable	115,983	120,129
Deferred tax asset, net	170,120	186,697
Goodwill	1,398,253	1,398,253
Core deposit intangibles	38,280	40,327
Other assets	376,030	345,292
Total assets	$22,992,203	$22,490,748
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$4,079,289	$4,006,115
Savings and interest-bearing transaction accounts	11,586,106	11,347,850
Time deposits	1,876,096	1,792,332
Total deposits	17,541,491	17,146,297
Securities sold under agreements to repurchase	161,401	162,350
FHLB and other borrowed funds	600,500	600,750
Accrued interest payable and other liabilities	207,154	181,080
Subordinated debentures	439,102	439,246
Total liabilities	18,949,648	18,529,723
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 300,000,000 in 2025 and 2024; shares issued and outstanding 198,206,136 in 2025 and 198,882,402 in 2024	1,982	1,989
Capital surplus	2,246,312	2,272,794
Retained earnings	2,018,801	1,942,350
Accumulated other comprehensive loss	(224,540)	(256,108)
Total stockholders’ equity	4,042,555	3,961,025
Total liabilities and stockholders’ equity	$22,992,203	$22,490,748
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
	(Unaudited)
Interest income:
Loans	$270,784	$265,294
Investment securities
Taxable	27,433	33,229
Tax-exempt	7,650	7,803
Deposits – other banks	6,620	10,528
Federal funds sold	55	61
Total interest income	312,542	316,915
Interest expense:
Interest on deposits	86,786	92,548
FHLB and other borrowed funds	5,902	14,276
Securities sold under agreements to repurchase	1,074	1,404
Subordinated debentures	4,124	4,097
Total interest expense	97,886	112,325
Net interest income	214,656	204,590
Provision for credit losses on loans	—	5,500
Recovery of credit losses on unfunded commitments	—	(1,000)
Total credit loss expense	—	4,500
Net interest income after credit loss expense	214,656	200,090
Non-interest income:
Service charges on deposit accounts	9,650	9,686
Other service charges and fees	10,689	10,189
Trust fees	4,760	5,066
Mortgage lending income	3,599	3,558
Insurance commissions	535	508
Increase in cash value of life insurance	1,842	1,195
Dividends from FHLB, FRB, FNBB & other	2,718	3,007
Gain on sale of SBA loans	288	198
Loss on sale of branches, equipment and other assets, net	(163)	(8)
(Loss) gain on OREO, net	(376)	17
Fair value adjustment for marketable securities	442	1,003
Other income	11,442	7,380
Total non-interest income	45,426	41,799
Non-interest expense:
Salaries and employee benefits	61,855	60,910
Occupancy and equipment	14,425	14,551
Data processing expense	8,558	9,147
Other operating expenses	28,090	26,888
Total non-interest expense	112,928	111,496
Income before income taxes	147,154	130,393
Income tax expense	31,945	30,284
Net income	$115,209	$100,109
Basic earnings per share	$0.58	$0.50
Diluted earnings per share	$0.58	$0.50
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In thousands)	2025	2024
	(Unaudited)
Net income	$115,209	$100,109
Net unrealized gain (loss) on available-for-sale securities	41,708	(29,635)
Other comprehensive income (loss) before tax effect	41,708	(29,635)
Tax effect on other comprehensive (income) loss	(10,140)	7,285
Other comprehensive income (loss)	31,568	(22,350)
Comprehensive income	$146,777	$77,759
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2025
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2025	$1,989	$2,272,794	$1,942,350	$(256,108)	$3,961,025
Comprehensive income:
Net income	—	—	115,209	—	115,209
Other comprehensive loss	—	—	—	31,568	31,568
Net issuance of 71,734 shares of common stock from exercise of stock options	1	526	—	—	527
Repurchase of 1,000,000 shares of common stock	(10)	(29,689)	—	—	(29,699)
Share-based compensation net issuance of 252,000 shares of restricted common stock	2	2,798	—	—	2,800
Excise tax from repurchase of common stock	—	(117)	—	—	(117)
Cash dividends – Common Stock, $0.195 per share	—	—	(38,758)	—	(38,758)
Balances at March 31, 2025 (unaudited)	$1,982	$2,246,312	$2,018,801	$(224,540)	$4,042,555
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
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2025	2024
	(Unaudited)
Operating Activities
Net income	$115,209	$100,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	7,190	7,350
Increase in value of equity securities	(442)	(1,003)
Increase in value of equity method investments	(4,895)	(840)
Increase in value of foreclosed assets	(1,253)	—
Amortization of securities, net	3,347	3,826
Accretion of purchased loans	(1,378)	(2,772)
Share-based compensation	2,800	2,275
Loss (gain) on assets	251	(207)
Provision for credit losses - loans	—	5,500
Recovery of credit losses - unfunded commitments	—	(1,000)
Deferred income tax effect	6,437	1,567
Increase in cash value of life insurance	(1,842)	(1,195)
Originations of mortgage loans held for sale	(139,120)	(119,379)
Proceeds from sales of mortgage loans held for sale	129,068	126,012
Changes in assets and liabilities:
Accrued interest receivable	4,146	(63)
Other assets	(28,578)	(20,329)
Accrued interest payable and other liabilities	26,074	47,692
Net cash provided by operating activities	117,014	147,543
Investing Activities
Net increase in federal funds sold	(2,550)	(100)
Net increase in loans	(177,767)	(99,450)
Proceeds from maturities of investment securities – available-for-sale	107,669	73,448
Proceeds from maturities of investment securities – held-to-maturity	5,319	1,444
Redemption (purchase) of other investments	3,184	(2,176)
Proceeds from sale of foreclosed assets	6,229	306
Proceeds from sale of SBA loans	4,308	2,949
Purchases of premises and equipment	(6,884)	(1,682)
Proceeds from sale of premises and equipment	2,913	—
Return of investment on cash value of life insurance, net	—	280
Net cash used in investing activities	(57,579)	(24,981)
Financing Activities
Net increase in deposits	395,194	78,419
Net (decrease) increase in securities sold under agreements to repurchase	(949)	34,022
Decrease in FHLB and other borrowed funds	(250)	(1,400,250)
Increase in FHLB and other borrowed funds	—	1,400,000
Proceeds from exercise of stock options, net	527	671
Repurchase of common stock	(29,816)	(24,152)
Dividends paid on common stock	(38,758)	(36,227)
Net cash provided by financing activities	325,948	52,483
Net change in cash and cash equivalents	385,383	175,045
Cash and cash equivalents – beginning of year	910,347	1,000,213
Cash and cash equivalents – end of period	$1,295,730	$1,175,258
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, the valuation of investment securities, and the valuation of foreclosed assets. In connection with the determination of the allowance for credit losses and the valuation of foreclosed assets, management obtains independent appraisals for significant properties.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”) and interest-bearing deposits with other banks. Included in cash and cash equivalents were $11.7 million and $15.4 million of restricted cash as of March 31, 2025 and December 31, 2024, respectively.

Interim financial information
The accompanying unaudited consolidated financial statements have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2024 Form 10-K, filed with the Securities and Exchange Commission on February 27, 2025.
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
The Company uses the discount cash flow ("DCF") method to estimate expected losses for all of the Company’s loan pools. These pools are as follows: construction & land development; other commercial real estate; residential real estate; commercial & industrial; and consumer & other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.
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

The allowance for credit losses is measured based on call report segment as these types of loans exhibit similar risk characteristics. The identified loan segments are as follows:
•1-4 family residential construction loans
•Other construction loans and all land development and other land loans
•Secured by farmland (including farm residential and other improvements)
•Revolving, open-end loans secured by 1-4 family residential properties and extended under lines
•Secured by first liens
•Secured by junior liens
•Secured by multifamily (5 or more) residential properties
•Loans secured by owner-occupied, nonfarm nonresidential properties
•Loans secured by other nonfarm nonresidential properties
•Loans to finance agricultural production and other loans to farmers
•Commercial and industrial loans
•Other revolving credit plans
•Automobile loans
•Other consumer loans
•Other consumer loans - Shore Premier Finance
•Obligations (other than securities and leases) of states and political subdivisions in the US
• Loans to nondepository financial institutions
•Loans for purchasing or carrying securities
•All other loans
•Leases
Loans considered to be collateral dependent, according to ASC 326, are loans for which, repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company's assessment as of the reporting date. The aggregate amount of collateral shortfall on such loans is utilized in evaluating the adequacy of the allowance for credit losses and amount of provisions thereto. Losses on collateral dependent loans are charged against the allowance for credit losses when in the process of collection, it appears likely that such losses will be realized. The accrual of interest on collateral dependent loans is discontinued when, in management’s opinion the collection of interest is doubtful or generally when loans are 90 days or more past due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
Loans are placed on non-accrual status when management believes that the borrower’s financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of interest is doubtful, or generally when loans are 90 days or more past due. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. Accrued interest related to non-accrual loans is generally charged against the allowance for credit losses when accrued in prior years and reversed from interest income if accrued in the current year. Interest income on non-accrual loans may be recognized to the extent cash payments are received, although the majority of payments received are usually applied to principal. Non-accrual loans are generally returned to accrual status when principal and interest payments are less than 90 days past due, the customer has made the required payments for at least six months, and we reasonably expect to collect all principal and interest.
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
Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net income	$115,209	$100,109
Average shares outstanding	198,657	201,210
Effect of common stock options	195	180
Average diluted shares outstanding	198,852	201,390
Basic earnings per share	$0.58	$0.50
Diluted earnings per share	$0.58	$0.50
The impact of anti-dilutive shares to the diluted earnings per share calculation was considered immaterial for the periods ended March 31, 2025 and 2024.

2. Investment Securities
The following table summarizes the amortized cost and fair value of securities that are classified as available-for-sale and held-to-maturity:

	March 31, 2025
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$283,960	$—	$283,960	$1,216	$(11,520)	$273,656
U.S. government-sponsored mortgage-backed securities	1,467,153	—	1,467,153	931	(169,526)	1,298,558
Private mortgage-backed securities	181,859	—	181,859	19	(10,541)	171,337
Non-government-sponsored asset backed securities	202,999	—	202,999	204	(2,772)	200,431
State and political subdivisions	947,565	—	947,565	350	(87,861)	860,054
Other securities	215,709	(2,195)	213,514	1,043	(15,273)	199,284
Total	$3,299,245	$(2,195)	$3,297,050	$3,763	$(297,493)	$3,003,320

	March 31, 2025
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,629	$—	$43,629	$—	$(2,249)	$41,380
U.S. government-sponsored mortgage-backed securities	122,617	—	122,617	66	(4,509)	118,174
State and political subdivisions	1,105,655	(2,005)	1,103,650	26	(109,968)	993,708
Total	$1,271,901	$(2,005)	$1,269,896	$92	$(116,726)	$1,153,262

	December 31, 2024
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$297,698	$—	$297,698	$1,164	$(14,072)	$284,790
U.S. government-sponsored mortgage-backed securities	1,527,463	—	1,527,463	760	(203,539)	1,324,684
Private mortgage-backed securities	184,643	—	184,643	—	(13,249)	171,394
Non-government-sponsored asset backed securities	228,751		228,751	331	(3,434)	225,648
State and political subdivisions	956,055	—	956,055	335	(86,029)	870,361
Other securities	215,662	(2,195)	213,467	576	(18,281)	195,762
Total	$3,410,272	$(2,195)	$3,408,077	$3,166	$(338,604)	$3,072,639

	December 31, 2024
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,560	$—	$43,560	$—	$(3,021)	$40,539
U.S. government-sponsored mortgage-backed securities	124,169	—	124,169	—	(6,695)	117,474
State and political subdivisions	1,109,480	(2,005)	1,107,475	39	(122,587)	984,927
Total	$1,277,209	$(2,005)	$1,275,204	$39	$(132,303)	$1,142,940
Assets, principally investment securities, having a carrying value of approximately $2.75 billion and $2.61 billion at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $161.4 million and $162.4 million at March 31, 2025 and December 31, 2024, respectively.
The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at March 31, 2025, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$21,685	$21,387	$—	$—
Due after one year through five years	278,373	264,842	59,616	57,252
Due after five years through ten years	355,464	329,240	377,325	347,113
Due after ten years	791,712	717,525	712,343	630,723
U.S. government-sponsored mortgage-backed securities	1,467,153	1,298,558	122,617	118,174
Private mortgage-backed securities	181,859	171,337	—	—
Non-government-sponsored asset backed securities	202,999	200,431	—	—
Total	$3,299,245	$3,003,320	$1,271,901	$1,153,262
During the three months ended March 31, 2025 and 2024, no available-for-sale securities were sold.
The following table shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$24,208	$(215)	$163,377	$(11,305)	$187,585	$(11,520)
U.S. government-sponsored mortgage-backed securities	33,859	(214)	1,186,597	(169,312)	1,220,456	(169,526)
Private mortgage-backed securities	—	—	161,674	(10,541)	161,674	(10,541)
Non-government-sponsored asset backed securities	105,201	(223)	85,633	(2,549)	190,834	(2,772)
State and political subdivisions	40,072	(1,332)	757,250	(86,529)	797,322	(87,861)
Other securities	5,883	(264)	179,056	(15,009)	184,939	(15,273)
Total	$209,223	$(2,248)	$2,533,587	$(295,245)	$2,742,810	$(297,493)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$41,380	$(2,249)	$41,380	$(2,249)
U.S. government-sponsored mortgage-backed securities	50,635	(866)	62,274	(3,643)	112,909	(4,509)
State and political subdivisions	19,245	(767)	972,529	(109,201)	991,774	(109,968)
Total	$69,880	$(1,633)	$1,076,183	$(115,093)	$1,146,063	$(116,726)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$25,946	$(326)	$161,759	$(13,746)	$187,705	$(14,072)
U.S. government-sponsored mortgage-backed securities	34,597	(1,088)	1,215,317	(202,451)	1,249,914	(203,539)
Private mortgage-backed securities	9,491	(129)	161,903	(13,120)	171,394	(13,249)
Non-government-sponsored asset backed securities	10,849	(60)	92,857	(3,374)	103,706	(3,434)
State and political subdivisions	46,591	(1,230)	761,289	(84,799)	807,880	(86,029)
Other securities	7,157	(911)	173,204	(17,370)	180,361	(18,281)
Total	$134,631	$(3,744)	$2,566,329	$(334,860)	$2,700,960	$(338,604)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$40,539	$(3,021)	$40,539	$(3,021)
U.S. government-sponsored mortgage-backed securities	48,254	(1,979)	69,220	(4,716)	117,474	(6,695)
State and political subdivisions	29,612	(1,037)	954,335	(121,550)	983,947	(122,587)
Total	$77,866	$(3,016)	$1,064,094	$(129,287)	$1,141,960	$(132,303)

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
During the three months ended March 31, 2025, the Company determined the $2.2 million allowance for credit losses on the available-for-sale portfolio and the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no additional provision was considered necessary.

Available-for-Sale Investment Securities
	March 31, 2025	December 31, 2024
Allowance for credit losses:	(In thousands)
Beginning balance, January 1	$2,195	$2,525
Provision for credit loss	—	—
Balance, March 31	$2,195	$2,525
Recovery of credit loss		(330)
Balance, December 31, 2024		$2,195

Held-to-Maturity Investment Securities
	March 31, 2025	December 31, 2024
Allowance for credit losses:	(In thousands)
Beginning balance, January 1	$2,005	$2,005
Provision for credit loss	—	—
Balance, March 31	$2,005	$2,005
Provision for credit loss		—
Balance, December 31, 2024		$2,005

For the three months ended March 31, 2025, the Company had available-for-sale investment securities with approximately $297.5 million in unrealized losses, of which $295.2 million had been in continuous loss positions for more than twelve months. With the exception of the subordinated debt investment securities which were downgraded during 2023 resulting in the allowance, the Company’s assessments indicated the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 38.9% of the principal balance from the Company’s investment portfolio will mature or are expected to pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
As of March 31, 2025, the Company's available-for-sale securities portfolio consisted of 1,516 investment securities, 1,287 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $297.5 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $11.5 million on 66 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained $169.5 million of unrealized losses on 637 securities, and the private mortgage-backed securities portfolio contained $10.5 million of unrealized losses on 31 securities. The non-government-sponsored asset backed securities portfolio contained $2.8 million of unrealized losses on 29 securities. The state and political subdivisions portfolio contained $87.9 million of unrealized losses on 461 securities. In addition, the other securities portfolio contained $15.3 million of unrealized losses on 63 securities. With the exception of the investments for which an allowance for credit losses has been established, the unrealized losses on the Company's investments were primarily a result of interest rate changes, and the Company expects to recover the amortized cost basis over the term of the securities. The Company has determined that, as of March 31, 2025, an additional provision for credit losses is not necessary because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
As of March 31, 2025, the Company's held-to-maturity securities portfolio consisted of 511 investment securities, 501 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $116.7 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $2.2 million on 5 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained unrealized losses of $4.5 million on 19 securities. The state and political subdivisions portfolio contained $110.0 million of unrealized losses on 477 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, the Company has determined that an additional provision for credit losses was not necessary as of March 31, 2025.
The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of March 31, 2025:

	State and political subdivisions	U.S. government-sponsored enterprises	U.S. government-sponsored mortgage-backed securities	Total
	(In thousands)
Aaa/AAA	$237,046	$43,629	$—	$280,675
Aa/AA	838,928	—	—	838,928
A	25,566	—	—	25,566
Not rated	4,115	—	—	4,115
Agency Backed	—	—	122,617	122,617
Total	$1,105,655	$43,629	$122,617	$1,271,901

Income earned on securities for the three months ended March 31, 2025 and 2024, is as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Taxable
Available-for-sale	$20,060	$25,762
Held-to-maturity	7,373	7,467
Non-taxable
Available-for-sale	4,580	4,695
Held-to-maturity	3,070	3,108
Total	$35,083	$41,032
3. Loans Receivable
The various categories of loans receivable are summarized as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,588,681	$5,426,780
Construction/land development	2,735,760	2,736,214
Agricultural	335,437	336,993
Residential real estate loans
Residential 1-4 family	1,947,872	1,956,489
Multifamily residential	576,089	496,484
Total real estate	11,183,839	10,952,960
Consumer	1,227,745	1,234,361
Commercial and industrial	2,045,036	2,022,775
Agricultural	314,323	367,251
Other	181,173	187,153
Total loans receivable	14,952,116	14,764,500
Allowance for credit losses	(279,944)	(275,880)
Loans receivable, net	$14,672,172	$14,488,620
During the three months ended March 31, 2025, the Company sold $4.0 million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $288,000. During the three months ended March 31, 2024, the Company sold $2.7 million guaranteed portions of certain SBA loans, which resulted in a gain of approximately $198,000.

Mortgage loans held for sale of approximately $108.7 million and $98.7 million at March 31, 2025 and December 31, 2024, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. The Company regularly sells mortgages into the capital markets to mitigate the effects of interest rate volatility during the period from the time an interest rate lock commitment (“IRLC”) is issued until the IRLC funds creating a mortgage loan held for sale and its subsequent sale into the secondary/capital markets. Loan sales are typically executed on a mandatory basis. Under a mandatory commitment, the Company agrees to deliver a specified dollar amount with predetermined terms by a certain date. Generally, the commitment is not loan specific, and any combination of loans can be delivered into the outstanding commitment provided the terms fall within the parameters of the commitment. Upon failure to deliver, the Company is subject to fees based on market movement. These commitments and IRLCs are derivative instruments and their fair values at March 31, 2025 and December 31, 2024 were not material.
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated ("PCD") loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $72.1 million and $76.3 million in PCD loans, as of March 31, 2025 and December 31, 2024, respectively. The balance, as of March 31, 2025, results entirely from the acquisition of Happy Bancshares, Inc. ("Happy") in 2022.
A description of our accounting policies for loans and impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) are set forth in our 2024 Form 10-K filed with the SEC on February 27, 2025.
4. Allowance for Credit Losses, Credit Quality and Other
The Company uses the discounted cash flow (“DCF”) method to estimate expected losses for all of Company’s loan pools. These pools are as follows: construction & land development; other commercial real estate; residential real estate; commercial & industrial; and consumer & other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.
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

Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. Based on this analysis, management determined that changes to several of the economic factors for the loss driver segments, along with other model improvements and updates, were necessary, and updated models were implemented beginning with the June 30, 2024 allowance for credit losses calculation. The identified loss drivers by segment are included below as of both March 31, 2025 and December 31, 2024.

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
Construction/Land Development and Other Commercial Real Estate Loans. We originate non-farm and non-residential loans (primarily secured by commercial real estate), construction/land development loans, and agricultural loans, which are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized (where defined) over a 15 to 30 year period with balloon payments due at the end of one to five years. These loans are generally underwritten by assessing cash flow (debt service coverage), primary and secondary source of repayment, the financial strength of the borrower as well as any guarantors, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, we will loan up to 85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.
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

Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of the borrower as well as any guarantors, the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally, accounts receivable are financed at between 50% and 80% of accounts receivable less than 60 days past due. Inventory financing will range between 50% and 80% (with no work in process) depending on the borrower and nature of inventory. We require a first lien position for those loans.
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
During the three months ended March 31, 2025, the Company did not record a provision for credit losses on loans primarily due to the $4.1 million in net recoveries experienced during the quarter. After considering the recoveries, management determined the level of the allowance for credit losses on loans was adequate. In addition, management determined that a provision was not necessary for the unfunded commitments as the current level of the reserve was considered adequate. During the three months ended March 31, 2024, the Company recorded $5.5 million in provision for credit losses on loans, and the Company reversed $1.0 million in provision for unfunded commitments.
The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$52,271	$91,315	$50,835	$49,621	$31,838	$275,880
Loans charged off	—	(2,300)	(75)	(161)	(922)	(3,458)
Recoveries of loans previously charged off	125	6,160	51	958	228	7,522
Net loans recovered (charged off)	125	3,860	(24)	797	(694)	4,064
Provision for credit losses	(4,220)	(8,890)	2,597	9,704	809	—
Balance, March 31	$48,176	$86,285	$53,408	$60,122	$31,953	$279,944
During the three months ended March 31, 2025, the Company reduced the level of the hurricane reserve from $33.4 million to $6.0 million as the majority of deferred loans returned to regular payment during the first quarter of 2025. The reduction in the hurricane reserve and the increase in the economic uncertainty related qualitative factor drove the significant changes in reserve levels between commercial real estate and commercial & industrial loans.

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2024 and the year ended December 31, 2024:

	Three Months Ended March 31, 2024 and Year Ended December 31, 2024
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$33,877	$78,635	$55,860	$92,810	$27,052	$288,234
Loans charged off	(1)	(1,102)	(159)	(1,746)	(970)	(3,978)
Recoveries of loans previously charged off	7	20	19	101	391	538
Net loans (charged off) recovered	6	(1,082)	(140)	(1,645)	(579)	(3,440)
Provision for credit loss - loans	2,038	1,575	1,183	(157)	861	5,500
Balance, March 31	35,921	79,128	56,903	91,008	27,334	290,294
Loans charged off	(1,436)	(37,030)	(6,908)	(9,343)	(4,341)	(59,058)
Recoveries of loans previously charged off	214	39	161	527	803	1,744
Net loans (charged off) recovered	(1,222)	(36,991)	(6,747)	(8,816)	(3,538)	(57,314)
Provision for credit loss - loans	17,572	49,178	679	(32,571)	8,042	42,900
Balance, December 31	$52,271	$91,315	$50,835	$49,621	$31,838	$275,880
During the second quarter of 2024, the Company implemented updated allowance for credit loss models as part of the annual model review and challenge process. In light of the current commercial real estate ("CRE") environment, the allowance calculation called for a higher level of reserves for the CRE portfolio and a corresponding reduction in reserves for the commercial and industrial portfolio.
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$32,953	$28,358	$226
Construction/land development	2,061	—	—
Agricultural	538	—	—
Residential real estate loans
Residential 1-4 family	23,510	—	306
Multifamily residential	13,075	—	—
Total real estate	72,137	28,358	532
Consumer	6,014	—	11
Commercial and industrial	7,619	—	2,380
Agricultural & other	613	—	341
Total	$86,383	$28,358	$3,264

	December 31, 2024
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$35,868	$28,768	$304
Construction/land development	3,702	—	600
Agricultural	559	—	—
Residential real estate loans
Residential 1-4 family	22,539	—	1,835
Multifamily residential	13,083	—	—
Total real estate	75,751	28,768	2,739
Consumer	6,178	—	32
Commercial and industrial	10,931	—	2,263
Agricultural & other	993	—	—
Total	$93,853	$28,768	$5,034
The Company had $86.4 million and $93.9 million in nonaccrual loans as of March 31, 2025 and December 31, 2024, respectively. In addition, the Company had $3.3 million and $5.0 million in loans past due 90 days or more and still accruing as of March 31, 2025 and December 31, 2024, respectively.
The Company had $28.4 million and $28.8 million in nonaccrual loans with a specific reserve as of March 31, 2025 and December 31, 2024, respectively. Interest income recognized on the non-accrual loans for the periods ended March 31, 2025 and March 31, 2024 was considered immaterial.
The following table presents the amortized cost basis of impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) by class of loans as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$109,144	$—	$—
Construction/land development	2,061	—	—
Agricultural	538	—	—
Residential real estate loans
Residential 1-4 family	—	25,982	—
Multifamily residential	—	13,074	—
Total real estate	111,743	39,056	—
Consumer	—	—	13,997
Commercial and industrial	—	—	75,311
Agricultural & other	—	—	953
Total	$111,743	$39,056	$90,261

	December 31, 2024
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$125,861	$—	$—
Construction/land development	4,301	—	—
Agricultural	559	—	—
Residential real estate loans
Residential 1-4 family	—	26,549	—
Multifamily residential	—	13,083	—
Total real estate	130,721	39,632	—
Consumer	—	—	14,228
Commercial and industrial	—	—	82,422
Agricultural & other	—	—	993
Total	$130,721	$39,632	$97,643
The Company had $241.1 million and $268.0 million in impaired loans for the periods ended March 31, 2025 and December 31, 2024, respectively.
Interest recognized on impaired loans during the three months ended March 31, 2025 was approximately $3.0 million. Interest recognized on impaired loans during the three months ended March 31, 2024 was approximately $685,000. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.
The following is an aging analysis for loans receivable as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,346	$2,018	$33,179	$37,543	$5,551,138	$5,588,681	$226
Construction/land development	2,259	16	2,061	4,336	2,731,424	2,735,760	—
Agricultural	39	21	538	598	334,839	335,437	—
Residential real estate loans
Residential 1-4 family	8,129	2,096	23,816	34,041	1,913,831	1,947,872	306
Multifamily residential	—	—	13,075	13,075	563,014	576,089	—
Total real estate	12,773	4,151	72,669	89,593	11,094,246	11,183,839	532
Consumer	7,024	2,471	6,025	15,520	1,212,225	1,227,745	11
Commercial and industrial	2,125	206	9,999	12,330	2,032,706	2,045,036	2,380
Agricultural & other	1,107	32	954	2,093	493,403	495,496	341
Total	$23,029	$6,860	$89,647	$119,536	$14,832,580	$14,952,116	$3,264

	December 31, 2024
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,352	$38,944	$36,172	$79,468	$5,347,312	$5,426,780	$304
Construction/land development	369	799	4,302	5,470	2,730,744	2,736,214	600
Agricultural	90	43	559	692	336,301	336,993	—
Residential real estate loans
Residential 1-4 family	1,897	4,877	24,374	31,148	1,925,341	1,956,489	1,835
Multifamily residential	—	—	13,083	13,083	483,401	496,484	—
Total real estate	6,708	44,663	78,490	129,861	10,823,099	10,952,960	2,739
Consumer	7,046	68	6,210	13,324	1,221,037	1,234,361	32
Commercial and industrial	309	1,028	13,194	14,531	2,008,244	2,022,775	2,263
Agricultural and other	1,082	291	993	2,366	552,038	554,404	—
Total	$15,145	$46,050	$98,887	$160,082	$14,604,418	$14,764,500	$5,034
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
Loans that do not share risk characteristics are evaluated on an individual basis. All loans over $2.0 million that are rated 5 – 8 are individually assessed for credit losses on a quarterly basis. For these loans, where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral, net of estimated costs to sell, and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The allowance for credit losses may be zero if the fair value of the collateral, less estimated costs to sell, or present value of cash flows at the measurement date exceeds the amortized cost basis of the loan.

Based on the most recent analysis performed, the risk category of loans by class of loans as of March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$320	$—	$320
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	86,681	160,251	359,628	678,743	447,619	1,103,473	289,438	3,125,833
Risk rating 4	17,131	115,159	116,893	572,962	311,072	717,639	319,820	2,170,676
Risk rating 5	247	27	921	391	56	7,066	358	9,066
Risk rating 6	11,972	33,617	825	35,727	6,386	194,259	—	282,786
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	116,031	309,054	478,267	1,287,823	765,133	2,022,757	609,616	5,588,681
Construction/land development
Risk rating 1	$—	$—	$—	$—	$9	$—	$—	$9
Risk rating 2	—	98	133	—	—	149	—	380
Risk rating 3	104,055	977,178	341,364	282,926	42,446	88,460	70,362	1,906,791
Risk rating 4	11,849	141,922	115,012	254,824	70,540	26,241	189,381	809,769
Risk rating 5	113	—	—	16,269	—	—	—	16,382
Risk rating 6	—	—	108	228	966	1,091	36	2,429
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	116,017	1,119,198	456,617	554,247	113,961	115,941	259,779	2,735,760
Agricultural
Risk rating 1	$—	$300	$—	$1,326	$—	$—	$—	$1,626
Risk rating 2	—	275	237	—	1,063	—	—	1,575
Risk rating 3	12,194	37,916	32,246	27,919	13,899	57,070	36,237	217,481
Risk rating 4	1,618	14,919	10,309	25,044	19,524	33,127	5,515	110,056
Risk rating 5	—	—	—	—	—	631	—	631
Risk rating 6	—	—	—	—	1,555	2,329	184	4,068
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	13,812	53,410	42,792	54,289	36,041	93,157	41,936	335,437
Total commercial real estate loans	$245,860	$1,481,662	$977,676	$1,896,359	$915,135	$2,231,855	$911,331	$8,659,878
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$88	$2	$90
Risk rating 2	—	—	161	—	—	8	3	172
Risk rating 3	55,288	166,957	242,543	358,134	183,574	450,056	119,487	1,576,039
Risk rating 4	2,576	30,600	11,767	51,296	55,550	83,831	93,929	329,549
Risk rating 5	—	—	1,563	2,053	2,141	2,861	1,102	9,720
Risk rating 6	—	864	3,201	9,048	3,175	15,775	239	32,302
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total residential 1-4 family	57,864	198,421	259,235	420,531	244,440	552,619	214,762	1,947,872

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	786	2,748	11,439	33,096	39,310	120,662	7,445	215,486
Risk rating 4	818	297	81,149	164,714	8,829	80,107	11,012	346,926
Risk rating 5	—	—	—	—	—	241	—	241
Risk rating 6	—	—	—	12,647	578	211	—	13,436
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	1,604	3,045	92,588	210,457	48,717	201,221	18,457	576,089
Total real estate	$305,328	$1,683,128	$1,329,499	$2,527,347	$1,208,292	$2,985,695	$1,144,550	$11,183,839
Consumer
Risk rating 1	$1,110	$4,355	$2,013	$1,339	$737	$1,535	$1,701	$12,790
Risk rating 2	—	—	—	—	—	245	—	245
Risk rating 3	75,071	251,914	182,747	177,969	160,834	310,378	1,260	1,160,173
Risk rating 4	1,018	15,681	8,718	4,693	1,257	4,960	149	36,476
Risk rating 5	—	7	35	—	208	491	—	741
Risk rating 6	—	49	5,641	4,747	346	6,519	15	17,317
Risk rating 7	—	—	2	—	—	—	—	2
Risk rating 8	—	—	1	—	—	—	—	1
Total consumer	77,199	272,006	199,157	188,748	163,382	324,128	3,125	1,227,745
Commercial and industrial
Risk rating 1	$169	$5,168	$400	$551	$364	$20,852	$12,232	$39,736
Risk rating 2	—	46	119	408	10	18	2,495	3,096
Risk rating 3	58,888	139,000	547,790	222,608	55,154	275,964	212,519	1,511,923
Risk rating 4	7,041	51,866	27,609	25,931	37,025	56,633	190,139	396,244
Risk rating 5	—	—	119	175	4,669	85	1,894	6,942
Risk rating 6	—	46,540	4,190	3,955	9,664	3,955	18,787	87,091
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	1	1	—	2	—	4
Total commercial and industrial	66,098	242,620	580,228	253,629	106,886	357,509	438,066	2,045,036
Agricultural and other
Risk rating 1	$102	$649	$354	$—	$16	$100	$571	$1,792
Risk rating 2	4	145	261	23	—	—	696	1,129
Risk rating 3	16,713	43,048	13,579	37,256	24,615	39,294	149,238	323,743
Risk rating 4	40,282	11,740	1,822	3,497	5,806	27,624	74,377	165,148
Risk rating 5	—	—	—	1,679	618	558	2	2,857
Risk rating 6	—	—	3	312	39	385	88	827
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	57,101	55,582	16,019	42,767	31,094	67,961	224,972	495,496
Total	$505,726	$2,253,336	$2,124,903	$3,012,491	$1,509,654	$3,735,293	$1,810,713	$14,952,116

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$326	$68	$394
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	178,690	331,274	645,431	512,315	220,835	934,598	228,198	3,051,341
Risk rating 4	120,700	91,233	531,601	267,040	131,943	617,978	313,529	2,074,024
Risk rating 5	27	—	1,266	—	1,040	9,613	343	12,289
Risk rating 6	33,781	825	33,998	5,701	9,892	204,535	—	288,732
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	333,198	423,332	1,212,296	785,056	363,710	1,767,050	542,138	5,426,780
Construction/land development
Risk rating 1	$—	$—	$—	$9	$—	$—	$—	$9
Risk rating 2	100	134	—	—	—	157	—	391
Risk rating 3	791,840	397,607	337,382	85,069	40,870	60,994	70,755	1,784,517
Risk rating 4	171,954	173,190	320,896	29,010	6,848	20,977	207,563	930,438
Risk rating 5	13	—	16,390	198	—	—	—	16,601
Risk rating 6	—	108	1,852	1,182	195	871	38	4,246
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	12	—	—	—	12
Total construction/land development	963,907	571,039	676,520	115,480	47,913	82,999	278,356	2,736,214
Agricultural
Risk rating 1	$449	$—	$1,393	$—	$—	$—	$—	$1,842
Risk rating 2	277	238	—	1,080	—	—	—	1,595
Risk rating 3	38,900	32,890	29,013	15,091	20,240	42,896	37,392	216,422
Risk rating 4	13,582	10,167	27,987	19,765	10,453	25,539	5,015	112,508
Risk rating 5	—	—	—	—	—	571	—	571
Risk rating 6	—	—	—	1,555	1,084	1,228	188	4,055
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	53,208	43,295	58,393	37,491	31,777	70,234	42,595	336,993
Total commercial real estate loans	$1,350,313	$1,037,666	$1,947,209	$938,027	$443,400	$1,920,283	$863,089	$8,499,987
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$91	$2	$93
Risk rating 2	—	221	—	—	—	10	4	235
Risk rating 3	219,885	232,289	370,485	222,761	126,372	342,594	120,626	1,635,012
Risk rating 4	14,380	18,404	43,419	22,952	19,318	69,811	93,464	281,748
Risk rating 5	854	1,948	887	2,263	193	1,639	778	8,562
Risk rating 6	—	2,630	8,135	2,971	4,230	12,609	263	30,838
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	1	—	1
Total residential 1-4 family	235,119	255,492	422,926	250,947	150,113	426,755	215,137	1,956,489

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	3,744	11,304	33,411	39,828	51,573	71,488	7,457	218,805
Risk rating 4	297	395	160,913	8,908	58,236	22,820	12,413	263,982
Risk rating 5	—	—	—	—	—	242	—	242
Risk rating 6	—	—	12,647	586	—	222	—	13,455
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	4,041	11,699	206,971	49,322	109,809	94,772	19,870	496,484
Total real estate	$1,589,473	$1,304,857	$2,577,106	$1,238,296	$703,322	$2,441,810	$1,098,096	$10,952,960
Consumer
Risk rating 1	$4,977	$2,256	$1,548	$789	$524	$1,001	$1,589	$12,684
Risk rating 2	—	—	—	—	—	142	—	142
Risk rating 3	268,747	208,277	206,878	173,224	87,540	234,802	1,152	1,180,620
Risk rating 4	7,232	4,556	4,926	1,464	161	5,626	195	24,160
Risk rating 5	—	4	8	216	156	407	—	791
Risk rating 6	75	5,741	3,618	181	339	5,946	55	15,955
Risk rating 7	—	2	—	—	—	—	—	2
Risk rating 8	—	1	—	6	—	—	—	7
Total consumer	281,031	220,837	216,978	175,880	88,720	247,924	2,991	1,234,361
Commercial and industrial
Risk rating 1	$6,417	$833	$575	$417	$214	$20,878	$12,044	$41,378
Risk rating 2	47	117	442	66	4	18	2,709	3,403
Risk rating 3	131,583	509,552	230,981	60,652	43,587	219,289	196,538	1,392,182
Risk rating 4	74,388	53,103	30,832	29,032	6,626	59,163	230,272	483,416
Risk rating 5	—	113	324	4,526	15	—	1,068	6,046
Risk rating 6	47,007	3,198	3,646	12,617	11	9,406	20,464	96,349
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	1	—	—	—	—	1
Total commercial and industrial	259,442	566,916	266,801	107,310	50,457	308,754	463,095	2,022,775
Agricultural and other
Risk rating 1	$705	$375	$120	$16	$100	$—	$993	$2,309
Risk rating 2	153	301	23	—	—	—	2,175	2,652
Risk rating 3	33,060	42,562	38,428	26,408	24,261	31,552	180,103	376,374
Risk rating 4	31,896	2,287	7,467	6,998	338	14,067	106,309	169,362
Risk rating 5	1,914	—	312	—	61	543	5	2,835
Risk rating 6	—	3	—	39	57	663	110	872
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	67,728	45,528	46,350	33,461	24,817	46,825	289,695	554,404
Total	$2,197,674	$2,138,138	$3,107,235	$1,554,947	$867,316	$3,045,313	$1,853,877	$14,764,500

The following table presents gross write-offs by origination date as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Gross Loan Write-Offs by Origination Year
	2025		2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$—	$47	$5	$2,248	$—	$2,300
Construction/land development	—		—	—	—	—	—	—	—
Agricultural	—		—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	—		—	38	—	—	37	—	75
Total real estate	—		—	38	47	5	2,285	—	2,375
Consumer	—		27	63	30	6	64	40	230
Commercial and industrial	—		—	15	1	—	145	—	161
Agricultural & other	692	*	—	—	—	—	—	—	692
Total	$692		$27	$116	$78	$11	$2,494	$40	$3,458
*The 2025 write-off consists entirely of overdrafts.

	December 31, 2024
	Gross Loan Write-Offs by Origination Year
	2024		2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$26,059	$779	$9,979	$1,220	$95	$38,132
Construction/land development	—		—	666	526	33	—	212	1,437
Agricultural	—		—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	—		57	170	1	58	184	97	567
Multifamily residential	—		—	6,500	—	—	—	—	6,500
Total real estate	—		57	33,395	1,306	10,070	1,404	404	46,636
Consumer	18	**	134	997	246	336	474	9	2,214
Commercial and industrial	—		576	97	691	116	6,005	3,604	11,089
Agricultural & other	3,026	**	71	—	—	—	—	—	3,097
Total	$3,044		$838	$34,489	$2,243	$10,522	$7,883	$4,017	$63,036
**The 2024 write-offs primarily consists of overdrafts.

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$116,031	$277,146	$477,442	$1,253,353	$762,756	$1,983,193	$609,616	$5,479,537
Non-performing	—	31,908	825	34,470	2,377	39,564	—	109,144
Total non-farm/non-residential	116,031	309,054	478,267	1,287,823	765,133	2,022,757	609,616	5,588,681
Construction/land development
Performing	$116,017	$1,119,138	$456,509	$554,019	$113,237	$115,036	$259,743	$2,733,699
Non-performing	—	60	108	228	724	905	36	2,061
Total construction/ land development	116,017	1,119,198	456,617	554,247	113,961	115,941	259,779	2,735,760
Agricultural
Performing	$13,812	$53,410	$42,792	$54,289	$36,041	$92,803	$41,752	$334,899
Non-performing	—	—	—	—	—	354	184	538
Total agricultural	13,812	53,410	42,792	54,289	36,041	93,157	41,936	335,437
Total commercial real estate loans	$245,860	$1,481,662	$977,676	$1,896,359	$915,135	$2,231,855	$911,331	$8,659,878
Residential real estate loans
Residential 1-4 family
Performing	$57,864	$197,574	$256,092	$414,677	$241,331	$539,699	$214,653	$1,921,890
Non-performing	—	847	3,143	5,854	3,109	12,920	109	25,982
Total residential 1-4 family	57,864	198,421	259,235	420,531	244,440	552,619	214,762	1,947,872
Multifamily residential
Performing	$1,604	$3,045	$92,588	$197,961	$48,139	$201,221	$18,457	$563,015
Non-performing	—	—	—	12,496	578	—	—	13,074
Total multifamily residential	1,604	3,045	92,588	210,457	48,717	201,221	18,457	576,089
Total real estate	$305,328	$1,683,128	$1,329,499	$2,527,347	$1,208,292	$2,985,695	$1,144,550	$11,183,839
Consumer
Performing	$77,199	$271,981	$193,548	$186,651	$163,269	$317,981	$3,119	$1,213,748
Non-performing	—	25	5,609	2,097	113	6,147	6	13,997
Total consumer	77,199	272,006	199,157	188,748	163,382	324,128	3,125	1,227,745
Commercial and industrial
Performing	$66,098	$196,112	$577,322	$249,938	$105,277	$354,022	$420,956	$1,969,725
Non-performing	—	46,508	2,906	3,691	1,609	3,487	17,110	75,311
Total commercial and industrial	66,098	242,620	580,228	253,629	106,886	357,509	438,066	2,045,036
Agricultural and other
Performing	$57,101	$55,582	$16,016	$42,455	$31,055	$67,409	$224,925	$494,543
Non-performing	—	—	3	312	39	552	47	953
Total agricultural and other	57,101	55,582	16,019	42,767	31,094	67,961	224,972	495,496
Total	$505,726	$2,253,336	$2,124,903	$3,012,491	$1,509,654	$3,735,293	$1,810,713	$14,952,116

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$301,127	$423,332	$1,178,297	$784,102	$359,710	$1,712,213	$542,138	$5,300,919
Non-performing	32,071	—	33,999	954	4,000	54,837	—	125,861
Total non-farm/non-residential	333,198	423,332	1,212,296	785,056	363,710	1,767,050	542,138	5,426,780
Construction/land development
Performing	$963,903	$570,931	$674,668	$114,157	$47,736	$82,199	$278,319	$2,731,913
Non-performing	4	108	1,852	1,323	177	800	37	4,301
Total construction/land development	963,907	571,039	676,520	115,480	47,913	82,999	278,356	2,736,214
Agricultural
Performing	$53,208	$43,295	$58,393	$37,491	$31,777	$69,863	$42,407	$336,434
Non-performing	—	—	—	—	—	371	188	559
Total agricultural	53,208	43,295	58,393	37,491	31,777	70,234	42,595	336,993
Total commercial real estate loans	$1,350,313	$1,037,666	$1,947,209	$938,027	$443,400	$1,920,283	$863,089	$8,499,987
Residential real estate loans
Residential 1-4 family
Performing	$235,119	$252,691	$416,981	$247,959	$146,817	$415,401	$214,972	$1,929,940
Non-performing	—	2,801	5,945	2,988	3,296	11,354	165	26,549
Total residential 1-4 family	235,119	255,492	422,926	250,947	150,113	426,755	215,137	1,956,489
Multifamily residential
Performing	$4,041	$11,699	$194,474	$48,736	$109,809	$94,772	$19,870	$483,401
Non-performing	—	—	12,497	586	—	—	—	13,083
Total multifamily residential	4,041	11,699	206,971	49,322	109,809	94,772	19,870	496,484
Total real estate	$1,589,473	$1,304,857	$2,577,106	$1,238,296	$703,322	$2,441,810	$1,098,096	$10,952,960
Consumer
Performing	$280,956	$215,196	$214,938	$175,706	$88,409	$241,992	$2,936	$1,220,133
Non-performing	75	5,641	2,040	174	311	5,932	55	14,228
Total consumer	281,031	220,837	216,978	175,880	88,720	247,924	2,991	1,234,361
Commercial and industrial
Performing	$212,469	$564,063	$263,604	$106,405	$50,453	$300,351	$443,008	$1,940,353
Non-performing	46,973	2,853	3,197	905	4	8,403	20,087	82,422
Total commercial and industrial	259,442	566,916	266,801	107,310	50,457	308,754	463,095	2,022,775
Agricultural and other
Performing	$67,728	$45,525	$46,350	$33,422	$24,815	$45,922	$289,649	$553,411
Non-performing	—	3	—	39	2	903	46	993
Total agricultural and other	67,728	45,528	46,350	33,461	24,817	46,825	289,695	554,404
Total	$2,197,674	$2,138,138	$3,107,235	$1,554,947	$867,316	$3,045,313	$1,853,877	$14,764,500
The Company had approximately $15.2 million or 44 total revolving loans convert to term loans for the three months ended March 31, 2025 compared to $10.3 million or 61 total revolving loans convert to term loans for the three months ended March 31, 2024. These loans were considered immaterial for vintage disclosure inclusion.

The following table presents the amortized cost basis of modified loans to borrowers experiencing financial difficulty by class and modification type at March 31, 2025 and December 31, 2024. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	March 31, 2025
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Principal Reduction and Interest Rate Reduction	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$385	$31,926	$—	$1,175	$337	$—	$15,423	$—	$49,246	0.88%
Construction/land development	—	—	—	47	—	—	—	—	47	—
Residential real estate loans
Residential 1-4 family	1,063	1,194	101	21	1,476	—	—	116	3,971	0.20
Total real estate	1,448	33,120	101	1,243	1,813	—	15,423	116	53,264	0.48
Consumer	6	2,964	1	8	—	1	—	—	2,980	0.24
Commercial and industrial	2,371	63,049	—	441	75	—	—	—	65,936	3.22
Total	$3,825	$99,133	$102	$1,692	$1,888	$1	$15,423	$116	$122,180	0.82%

	December 31, 2024
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Principal Reduction and Interest Rate Reduction	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$388	$32,096	$—	$1,228	$339	$—	$15,646	$—	$49,697	0.92%
Construction/land development	—	—	—	52	—	—	—	—	52	—
Residential real estate loans
Residential 1-4 family	1,076	1,198	102	22	523	—	—	117	3,038	0.16
Total real estate	1,464	33,294	102	1,302	862	—	15,646	117	52,787	0.48
Consumer	6	—	—	9	—	2	—	—	17	—
Commercial and industrial	2,337	67,017	—	441	76	—	—	—	69,871	3.45
Total	$3,807	$100,311	$102	$1,752	$938	$2	$15,646	$117	$122,675	0.83%
During the three months ended March 31, 2025, the Company restructured approximately $4.0 million in loans to four borrowers. The ending balance of these loans as of March 31, 2025, was $3.9 million. During the three months ended March 31, 2024, the Company restructured approximately $668,000 in loans to 3 borrowers. The ending balance of these loans as of March 31, 2024, was $656,000. The Company considered the financial effect of these loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and March 31, 2024 as well as the unadvanced balances to these borrowers immaterial for tabular disclosure inclusion.

The following table presents the amortized cost basis of loans that had a payment default during the three months ended March 31, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	March 31, 2025
	Term Extension	Combination Interest Rate Reduction and Term Extension
	(Dollars in thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—	$—
Residential real estate loans
Residential 1-4 family	241	959
Total real estate	241	959
Consumer	6	—
Commercial and industrial	—	1
Total	$247	$960
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 16 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $112.3 million, and the ending balance as of March 31, 2025 was $100.2 million. The $100.2 million balance consists of $1.2 million of non-accrual loans and $99.0 million of current loans, of which all were current as of March 31, 2025. Three of the modified loans pertained to one borrower relationship and accounted for $95.0 million of the total post-modification outstanding balance. These loans were modified during the year ended December 31, 2024. The modification involved three new loans being underwritten resulting in the interest rate decreasing by 12 basis points and one of the loans in the relationship being charged-off. The charged-off amount was $26.1 million, and the charge-off was recorded during 2024. Six of the $122.2 million in restructured loans held by the Company were considered to be collateral dependent as of March 31, 2025. The outstanding balance of these loans was $113.3 million, and the specific reserve was $4.2 million.
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
The following is a presentation of total foreclosed assets as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$23,417	$28,392
Construction/land development	14,909	13,391
Residential real estate loans
Residential 1-4 family	1,354	1,624
Total foreclosed assets held for sale	$39,680	$43,407

5. Goodwill and Core Deposits and Other Intangibles
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Goodwill
Balance, beginning of period	$1,398,253	$1,398,253
Balance, end of period	$1,398,253	$1,398,253

	March 31, 2025	December 31, 2024
	(In thousands)
Core Deposit Intangibles
Balance, beginning of period, January 1	$40,327	$48,770
Amortization expense	(2,047)	(2,140)
Balance, March 31	$38,280	46,630
Amortization expense		(6,303)
Balance, end of year		$40,327
The carrying basis and accumulated amortization of core deposit intangibles at March 31, 2025 and December 31, 2024 were:

	March 31, 2025	December 31, 2024
	(In thousands)
Gross carrying basis	$128,888	$128,888
Accumulated amortization	(90,608)	(88,561)
Net carrying amount	$38,280	$40,327
Core deposit intangible amortization expense was approximately $2.0 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s estimated amortization expense of core deposits intangibles for each of the years 2025 through 2029 is approximately: 2025 – $8.0 million; 2026 – $7.8 million; 2027– $6.6 million; 2028 – $4.2 million; 2029 - $4.2 million.
The carrying amount of the Company’s goodwill was $1.40 billion at both March 31, 2025 and December 31, 2024. Goodwill is tested annually for impairment during the fourth quarter or more often if events and circumstances indicate there may be an impairment. During the 2024 review, no impairment was found. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
6. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of March 31, 2025 and December 31, 2024, other assets were $376.0 million and $345.3 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank (“Federal Reserve”) and First National Bankers' Bank ("FNBB") which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $132.9 million and $135.2 million at March 31, 2025 and December 31, 2024, and are accounted for at cost.
The Company has equity securities which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $95.7 million and $91.2 million at March 31, 2025 and December 31, 2024, respectively. There were no transactions during the period that would indicate a material change in fair value.

7. Deposits
The aggregate amount of time deposits with a minimum denomination of $250,000 was $1.03 billion and $917.1 million at March 31, 2025 and December 31, 2024, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.30 billion and $1.20 billion at March 31, 2025 and December 31, 2024, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $12.1 million and $11.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, brokered deposits were $444.2 million and $448.4 million, respectively.
Deposits totaling approximately $3.16 billion and $3.08 billion at March 31, 2025 and December 31, 2024, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
8. Securities Sold Under Agreements to Repurchase
At March 31, 2025 and December 31, 2024, securities sold under agreements to repurchase totaled $161.4 million and $162.4 million, respectively. For the three-month periods ended March 31, 2025 and 2024, securities sold under agreements to repurchase daily weighted-average totaled $155.9 million and $172.0 million, respectively.
The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2025 and December 31, 2024 is presented in the following table:

	March 31, 2025		December 31, 2024
	Overnight and Continuous	Total	Overnight and Continuous	Total
	(In thousands)
Securities sold under agreements to repurchase:
Mortgage-backed securities	$56,625	$56,625	$48,056	$48,056
State and political subdivisions	33,076	33,076	37,831	37,831
Other securities	71,700	71,700	76,463	76,463
Total borrowings	$161,401	$161,401	$162,350	$162,350
9. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $600.0 million at both March 31, 2025 and December 31, 2024. At both March 31, 2025 and December 31, 2024, $100.0 million and $500.0 million of the outstanding balances were classified as short-term and long-term advances, respectively. The FHLB advances mature from 2025 to 2037 with fixed interest rates ranging from 3.37% to 4.84%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
Other borrowed funds were $500,000 as of March 31, 2025 and were classified as short-term advances. The Company had $750,000 in other borrowed funds as of December 31, 2024.
Additionally, the Company had $1.33 billion and $1.22 billion at March 31, 2025 and December 31, 2024, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits.
10. Subordinated Debentures
Subordinated debentures at March 31, 2025 and December 31, 2024 consisted of the following components:

	As of March 31, 2025	As of December 31, 2024
	(In thousands)
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2020, due 2030, fixed rate of 5.50% during the first five years and at a floating rate of 534.5 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2025 without penalty	$140,440	$140,764
Subordinated notes, net of issuance costs, issued in 2022, due 2032, fixed rate of 3.125% during the first five years and at a floating rate of 182 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2027 without penalty	298,662	298,482
Total	$439,102	$439,246

Subordinated Debt Securities. On April 1, 2022, the Company acquired $140.0 million in aggregate principal amount of 5.500% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2030 Notes”) from Happy, and the Company recorded approximately $144.4 million which included fair value adjustments. The 2030 Notes are unsecured, subordinated debt obligations of the Company and will mature on July 31, 2030. From and including the date of issuance to, but excluding July 31, 2025 or the date of earlier redemption, the 2030 Notes will bear interest at an initial rate of 5.50% per annum, payable in arrears on January 31 and July 31 of each year. From and including July 31, 2025 to, but excluding, the maturity date or earlier redemption, the 2030 Notes will bear interest at a floating rate equal to the Benchmark rate (which is expected to be 3-month Secured Overnight Funding Rate ("SOFR")), each as defined in and subject to the provisions of the applicable supplemental indenture for the 2030 Notes, plus 5.345%, payable quarterly in arrears on January 31, April 30, July 31, and October 31 of each year, commencing on October 31, 2025.
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

11. Income Taxes
The following is a summary of the components of the provision for income taxes for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Current:
Federal	$21,218	$23,327
State	4,290	5,390
Total current	25,508	28,717
Deferred:
Federal	5,354	1,273
State	1,083	294
Total deferred	6,437	1,567
Income tax expense	$31,945	$30,284
The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Statutory federal income tax rate	21.00%	21.00%
Effect of non-taxable interest income	(1.12)	(0.43)
Stock compensation	0.73	0.35
State income taxes, net of federal benefit	2.29	2.81
Executive officer compensation & other	(1.19)	(0.51)
Effective income tax rate	21.71%	23.22%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$77,614	$76,221
Deferred compensation	3,593	6,783
Stock compensation	3,579	4,981
Non-accrual interest income	1,964	1,798
Real estate owned	311	674
Unrealized loss on investment securities, available-for-sale	69,594	79,847
Loan discounts	2,944	3,323
Investments	23,605	26,042
Accelerated depreciation on premises and equipment	1,190	664
Other	14,486	14,634
Gross deferred tax assets	198,880	214,967
Deferred tax liabilities:
Tax basis on acquisitions	8,326	7,439
Core deposit intangibles	8,555	8,997
FHLB dividends	1,932	1,919
Other	9,947	9,915
Gross deferred tax liabilities	28,760	28,270
Net deferred tax assets	$170,120	$186,697
The Company files income tax returns in the U.S. federal jurisdiction. The Company's income tax returns are open and subject to examinations from the 2021 tax year and forward. The Company's various state income tax returns are generally open from the 2021 and later tax return years based on individual state statute of limitations.
12. Common Stock, Compensation Plans and Other
Common Stock
As of March 31, 2025, the Company’s Restated Articles of Incorporation, as amended, authorized the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share. However, on April 17, 2025 at the Annual Meeting of Shareholders of the Company, the shareholders approved an amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of common stock from 300,000,000 to 400,000,000.
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
During the three months ended March 31, 2025, the Company repurchased a total of 1,000,000 shares with a weighted-average stock price of $29.67 per share. Shares repurchased under the program as of March 31, 2025 since its inception total 27,507,507 shares. The remaining balance available for repurchase is 19,000,000 shares at March 31, 2025.

Stock Compensation Plans
The Company has a stock option and performance incentive plan known as the Home BancShares, Inc. 2022 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of March 31, 2025, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 14,788,000 shares. At March 31, 2025, the Company had 1,807,181 shares of common stock available for future grants and 3,207,204 shares of common stock reserved for issuance pursuant to the Plan.
The intrinsic value of the stock options outstanding was $7.6 million, which includes the intrinsic value of vested stock options of $6.2 million at March 31, 2025. The intrinsic value of stock options exercised during the three months ended March 31, 2025 was approximately $1.6 million. Total unrecognized compensation cost related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $1.1 million as of March 31, 2025.
The table below summarizes the stock option transactions under the Plan at March 31, 2025 and December 31, 2024 and changes during the three-month period and year then ended:

	For the Three Months Ended March 31, 2025		For the Year Ended December 31, 2024
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	1,590	$22.66	2,776	$20.95
Granted	—	—	10	29.41
Forfeited/Expired	(7)	21.78	(35)	21.87
Exercised	(183)	21.36	(1,161)	18.65
Outstanding, end of period	1,400	22.84	1,590	22.66
Exercisable, end of period	1,110	22.72	1,044	22.34
Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. There were no options granted during the three months ended March 31, 2025. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.
The assumptions used in determining the fair value of the 2025 and 2024 stock option grants were as follows:

	For the Three Months Ended March 31, 2025	For the Year Ended December 31, 2024
Expected dividend yield	Not applicable	2.65%
Expected stock price volatility	Not applicable	28.47%
Risk-free interest rate	Not applicable	4.25%
Expected life of options	Not applicable	6.5 years

The following is a summary of currently outstanding and exercisable options at March 31, 2025:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$16.00 to $17.99	4	0.04	$17.12	4	$17.12
$18.00 to $19.99	72	1.51	$18.64	72	$18.64
$20.00 to $21.99	151	3.59	20.85	127	20.91
$22.00 to $23.99	1,106	3.42	23.21	862	23.20
$24.00 to $25.99	57	3.56	25.43	45	25.74
$28.00 to $29.99	10	9.61	29.41	—	—
	1,400			1,110
The table below summarized the activity for the Company’s restricted stock issued and outstanding at March 31, 2025 and December 31, 2024 and changes during the period and year then ended:

	As of March 31, 2025	As of December 31, 2024
	(In thousands)
Beginning of year	1,429	1,429
Issued	263	531
Vested	(425)	(469)
Forfeited	(11)	(62)
End of period	1,256	1,429
Amount of expense for the three months and twelve months ended, respectively	$2,565	$8,228
Total unrecognized compensation cost related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $19.8 million as of March 31, 2025.

13. Non-Interest Expense
The table below shows the components of non-interest expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Salaries and employee benefits	$61,855	$60,910
Occupancy and equipment	14,425	14,551
Data processing expense	8,558	9,147
Other operating expenses:
Advertising	1,928	1,654
Amortization of intangibles	2,047	2,140
Electronic banking expense	3,055	3,156
Directors’ fees	452	498
Due from bank service charges	281	276
FDIC and state assessment	3,387	3,318
Insurance	999	903
Legal and accounting	3,641	2,081
Other professional fees	1,947	2,236
Operating supplies	711	683
Postage	503	523
Telephone	436	470
Other expense	8,703	8,950
Total other operating expenses	28,090	26,888
Total non-interest expense	$112,928	$111,496
14. Leases
The Company leases land and office facilities under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2039 and do not include renewal options based on economic factors that would have implied that continuation of the lease was reasonably certain. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally include real estate taxes and common area maintenance charges in the rental payments. Short-term leases are leases having a term of twelve months or less. The Company does not separate nonlease components from the associated lease component of our operating leases. As a result, the Company accounts for these components as a single component since (i) the timing and pattern of transfer of the nonlease components and the associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company recognizes short term leases on a straight-line basis and does not record a related right-of-use ("ROU") asset and liability for such leases. In addition, equipment leases were determined to be immaterial and a related ROU asset and liability for such leases is not recorded.
As of March 31, 2025, the balances of the ROU asset and lease liability were $43.7 million and $46.5 million, respectively. As of December 31, 2024, the balances of the ROU asset and lease liability were $42.3 million and $45.2 million, respectively. The ROU asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
2025	$8,018	$10,262
2026	10,266	9,663
2027	8,921	8,341
2028	7,053	6,464
2029	6,279	5,675
Thereafter	17,752	16,346
Total future minimum lease payments	$58,289	$56,751
Discount effect of cash flows	(11,802)	(11,560)
Present value of net future minimum lease payments	$46,487	$45,191
Additional information (dollar amounts in thousands):

	Three Months Ended
Lease expense:	March 31, 2025	March 31, 2024
Operating lease expense	$2,307	$2,598
Variable lease expense	270	296
Total lease expense	$2,577	$2,894
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$2,001	$2,710
Weighted-average remaining lease term (in years)	7.30	7.88
Weighted-average discount rate	3.62%	3.42%
The Company currently leases two properties from two related parties. Total rent expense from the leases was $20,000, or 0.77% of total lease expense for the three months ended March 31, 2025.
15. Significant Estimates and Concentrations of Credit Risks
Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for credit losses and certain concentrations of credit risk are reflected in Note 4, while deposit concentrations are reflected in Note 7.
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
Although the Company has a diversified loan portfolio, at March 31, 2025 and December 31, 2024, commercial real estate loans represented 57.9% and 57.6% of total loans receivable, respectively, and 214.2% and 214.6% of total stockholders’ equity, respectively. Residential real estate loans represented 16.9% and 16.6% of total loans receivable and 62.4% and 61.9% of total stockholders’ equity at March 31, 2025 and December 31, 2024, respectively.
Approximately 79.8% of the Company’s total loans and 83.9% of the Company’s real estate loans as of March 31, 2025, are to borrowers whose collateral is located in Alabama, Arkansas, Florida, Texas and New York, the states in which the Company has its branch locations.
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
At March 31, 2025 and December 31, 2024, commitments to extend credit of $4.04 billion and $4.47 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2025 and December 31, 2024, was $154.7 million and $153.9 million, respectively.
The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.
17. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the three months ended March 31, 2025, the Company requested approximately $76.4 million in regular dividends from its banking subsidiary.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, Tier 1 common equity Tier 1 ("CET1") and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2025, the Company meets all capital adequacy requirements to which it is subject.
On December 31, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 27, 2020, the federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule, which is reflected in the risk-based capital ratios presented below as of December 31, 2024. The risk-based capital ratios presented below as of March 31, 2025 do not include a transitional period adjustment as the transition period has ended.

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
The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are: a 6.5% CET1 risk-based capital ratio, a 5% Tier 1 leverage capital ratio, an 8% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. As of March 31, 2025, the Bank met the capital standards for a well-capitalized institution. The Company’s CET1 risk-based capital ratio, Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 15.43%, 13.25%, 15.43%, and 19.07%, respectively, as of March 31, 2025.
18. Additional Cash Flow Information
The following is a summary of the Company’s additional cash flow information during the three-month period ended:

	March 31,
	2025	2024
	(In thousands)
Interest paid	$102,313	$109,589
Income taxes paid	2,854	2,429
Assets acquired by foreclosure	1,419	435
19. Financial Instruments
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
Available-for-sale securities – Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company's available-for-sale securities are primarily considered to be Level 2 securities. The Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. There were no material transfers between hierarchy levels during the period ended March 31, 2025 and December 31, 2024.
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

The following table presents the Company's financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
U.S. government-sponsored enterprises	$273,656	$—	$273,656	$—
U.S. government-sponsored mortgage-backed securities	1,298,558	—	1,298,558	—
Private mortgage-backed securities	171,337	—	171,337	—
Non-government-sponsored asset backed securities	200,431	—	200,431	—
State and political subdivisions	860,054	—	843,390	16,664
Other securities	199,284	—	194,416	4,868
Total	$3,003,320	$—	$2,981,788	$21,532

	December 31, 2024
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
U.S. government-sponsored enterprises	$284,790	$—	$284,790	$—
U.S. government-sponsored mortgage-backed securities	1,324,684	—	1,324,684	—
Private mortgage-backed securities	171,394	—	171,394	—
Non-government-sponsored asset backed securities	225,648	—	225,648	—
State and political subdivisions	870,361	—	853,699	16,662
Other securities	195,762	—	190,895	4,867
Total	$3,072,639	$—	$3,051,110	$21,529
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets and liabilities measured at fair value on a nonrecurring basis include the following:
Individually Evaluated Loans – Individually evaluated loans are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. When the Company has a specific expectation to initiate, or has initiated, foreclosure proceedings, and when the repayment of a loan is expected to be substantially dependent upon the liquidation of the underlying collateral, the loan relationship is considered to be collateral dependent. Fair value of the loan is determined by establishing an allowance for credit loss for any exposure based on the valuation of the underlying collateral. The valuation of the collateral is determined by either an independent third-party appraisal or other collateral analysis. Discounts can be made by the Company based upon the overall evaluation of the independent appraisal. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower’s underlying financial condition. Collateral values supporting the individually assessed loans are evaluated quarterly for updates to appraised values or adjustments due to non-current valuations. The Company reversed $857,000 and $314,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended March 31, 2025 and 2024, respectively.
Foreclosed assets held for sale – Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for credit losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.

The following table presents the Company's assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024:

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
March 31, 2025	(in thousands)
Individually evaluated loans (collateral-dependent)(1)(2)	$187,720	$—	$—	$187,720
Foreclosed assets and other real estate owned(1)(3)	37,324	—	—	37,324

December 31, 2024
Individually evaluated loans (collateral-dependent)(1)(2)	$209,799	$—	$—	$209,799
Foreclosed assets and other real estate owned(1)(3)	17,882	—	—	17,882
(1) These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2) Specific reserves of $19.9 million and $23.8 million were related to collateral-dependent loans for which fair value re-measurements took place during the three months ended March 31, 2025 and December 31, 2024, respectively.
(3) Remeasurements of foreclosed assets held for sale resulted in a $1.3 million increase in fair value for the three months ended March 31, 2025 and a $2.5 million reduction in fair value for the year ended December 31, 2024.
The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans and foreclosed assets primarily relate to customized discounting criteria applied to the customer’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the underlying collateral. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from approximately 10% to 50%.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments not previously disclosed:
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
Accrued interest receivable and payable – The carrying amounts of accrued interest approximates fair value.
FHLB, FRB & FNBB stock; other equity investments; marketable equity securities – The carrying amount of these investments approximate fair value.

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

	March 31, 2025
		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,295,730	$1,295,730	$—	$—	$1,295,730
Federal funds sold	6,275	6,275		—	6,275
Investment securities - held-to-maturity	1,269,896	—	1,153,262	—	1,153,262
Loans receivable, net of impaired loans and allowance	14,451,006	—	—	14,487,545	14,487,545
Accrued interest receivable	115,983	115,983	—	—	115,983
FHLB, Federal Reserve & FNBB stock; other equity investments	228,621	—	—	228,621	228,621
Marketable equity securities	49,395	49,395	—	—	49,395
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,079,289	$4,079,289	$—	$—	$4,079,289
Savings and interest-bearing transaction accounts	11,586,106	11,586,106	—	—	11,586,106
Time deposits	1,876,096	—	—	1,861,185	1,861,185
Securities sold under agreements to repurchase	161,401	161,401	—	—	161,401
FHLB and other borrowed funds	600,500	—	565,740	—	565,740
Accrued interest payable	15,759	15,759	—	—	15,759
Subordinated debentures	439,102	—	—	412,969	412,969

	December 31, 2024
		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$910,347	$910,347	$—	$—	$910,347
Federal funds sold	3,725	3,725	—	—	3,725
Investment securities - held-to-maturity	1,275,204	—	1,142,940	—	1,142,940
Loans receivable, net of impaired loans and allowance	12,244,458	—	—	14,207,935	14,207,935
Accrued interest receivable	120,129	120,129	—	—	120,129
FHLB, Federal Reserve & FNBB stock; other equity investments	226,910	—	—	226,910	226,910
Marketable equity securities	48,954	48,954	—	—	48,954
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,006,115	$4,006,115	$—	$—	$4,006,115
Savings and interest-bearing transaction accounts	11,347,850	11,347,850	—	—	11,347,850
Time deposits	1,792,332	—	—	1,781,156	1,781,156
Securities sold under agreements to repurchase	162,350	162,350	—	—	162,350
FHLB and other borrowed funds	600,750	—	556,095	—	556,095
Accrued interest payable	20,186	20,186	—	—	20,186
Subordinated debentures	439,246	—	—	375,887	375,887
20. Segment Information
The Company has one reportable segment: The Banking Segment. The Company's reportable segment is determined by the Chairman and Chief Executive Officer, who is the designated chief operating decision maker ("CODM"), based upon information provided about the Company's products and services offered, primarily banking operations. The segment is also defined by the level of detailed information provided to the CODM, who uses such information to review performance of various components of the business such as geographical regions and branches, which are then aggregated since these have similar operating and economic characteristics. Each of the branches and regions of the Bank provide a group of similar banking services, including such products and services as commercial, real estate and consumer loans, time deposits, checking and savings accounts.
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
Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using consolidated net income. The table below presents the information reported internally for performance assessment by the CODM as of the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
Banking Segment	2025	2024
	(In thousands)
Interest Income	$312,542	$316,915

Reconciliation of revenue:
Other Revenues*	45,426	41,799
Total consolidated revenues	$357,968	$358,714

Less:
Interest Expense	97,886	112,325
Segment net interest income and noninterest income	$260,082	$246,389

Less:
Provision for credit losses	—	4,500
Salaries and employee benefits	61,855	60,910
Occupancy and equipment**	14,425	14,551
Data Processing expense	8,558	9,147
Merger and acquisition expense	—	—
Other expense	8,703	8,950
FDIC and state assessment	3,387	3,318
Electronic banking expense	3,055	3,156
Other segment items***	12,945	11,464
Income tax expense	31,945	30,284
Segment net income/consolidated net income	115,209	100,109

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net income	$115,209	$100,109
*Includes earnings in equity method investments of $5.2 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.
** Includes depreciation and amortization expense of $5.3 million and $5.4 million for the three ended March 31, 2025 and 2024, respectively.
***Other segment items include expenses for advertising, amortization of intangibles, directors' fees, due from bank service charges, hurricane damage, insurance expense, legal and accounting fees, other professional fees, operating supplies, postage and telephone.
21. Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments apply to all public entities that are required to report segment information in accordance with FASB ASC Topic 280, Segment Reporting. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. Public entities are required to disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, public entities must provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting, in interim periods. The amendments clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. The Amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Finally, the amendments require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures in ASC Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted the guidance effective December 31, 2024, and its adoption did not have a significant impact on our financial position or financial statements.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments require that public business entities on an annual basis (a) disclose specific categories in the rate reconciliation and (b) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments also require that all entities disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments require that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company will implement the guidance beginning with the Company's 2025 Annual Report on Form 10-K. The Company does not expect the adoption of the guidance to have a significant impact on our financial position or financial statements.
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The ASU requires footnote disclosure about specific expenses by requiring companies to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization and (v) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities. The tabular disclosure would also include certain other expenses, when applicable. The ASU does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impacts related to the adoption of the ASU.
In January 2025, the FASB issued ASU No. 2025-01, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date." The ASU revises the effective date to clarify that all public business entities are required to adopt the guidance in the annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Entities within the ASU's scope are permitted to early adopt the ASU. The Company is currently evaluating the potential impacts related to the adoption of the ASU.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Results of Review of Interim Consolidated Financial Statements
We have reviewed the condensed consolidated balance sheet of Home BancShares Inc. (“the Company”) and subsidiaries as of March 31, 2025, and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity for the three-month periods ended March 31, 2025 and 2024, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2024, and the related consolidated statements of income, comprehensive income (loss) , stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2025 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 5, 2025

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on February 27, 2025, which includes the audited financial statements for the year ended December 31, 2024. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of March 31, 2025, we had, on a consolidated basis, total assets of $22.99 billion, loans receivable, net of allowance for credit losses of $14.67 billion, total deposits of $17.54 billion, and stockholders’ equity of $4.04 billion.
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
Table 1: Key Financial Measures

	As of or for the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except per share data)
Total assets	$22,992,203	$22,835,721
Loans receivable	14,952,116	14,513,673
Allowance for credit losses	(279,944)	(290,294)
Total deposits	17,541,491	16,866,130
Total stockholders’ equity	4,042,555	3,811,401
Net income	115,209	100,109
Basic earnings per share	0.58	0.50
Diluted earnings per share	0.58	0.50
Book value per share	20.40	18.98
Tangible book value per share (non-GAAP)(1)	13.15	11.79
Annualized net interest margin - FTE	4.44%	4.13%
Efficiency ratio	42.22	44.22
Efficiency ratio, as adjusted (non-GAAP)(2)	42.84	44.43
Return on average assets	2.07	1.78
Return on average common equity	11.75	10.64
(1)See Table 25 for the non-GAAP tabular reconciliation.
(2)See Table 29 for the non-GAAP tabular reconciliation.

Overview
Results of Operations for the Three Months Ended March 31, 2025 and 2024
Our net income increased $15.1 million, or 15.1%, to $115.2 million for the three-month period ended March 31, 2025, from $100.1 million for the same period in 2024. On a diluted earnings per share basis, our earnings were $0.58 per share for the three-month period ended March 31, 2025 compared to $0.50 per share for the three-month period ended March 31, 2024. During the three months ended March 31, 2025, the Company did not record a provision for credit losses on loans primarily due to the $4.1 million in net recoveries experienced during the quarter. After considering the recoveries, management determined the level of the allowance for credit losses on loans was adequate. In addition, management determined that a provision was not necessary for the unfunded commitments as the current level of the reserve was considered adequate. During the three months ended March 31, 2025, the Company recorded $3.9 million in special income from equity investments and a $442,000 increase in the fair value of marketable securities.
Total interest expense decreased $14.4 million, or 12.9%, and non-interest income increased $3.6 million, or 8.7%. This was partially offset by a $4.4 million, or 1.4%, decrease in total interest income and a $1.4 million, or 1.3%, increase in non-interest expense. The decrease in interest expense was primarily due to an $8.4 million, or 58.7%, decrease in interest on FHLB and other borrowed funds and a $5.8 million, or 6.2%, decrease in interest on deposits. The increase in non-interest income was primarily due to a $4.1 million, or 55.0%, increase in other income. Included within other income was the $3.9 million in special income from equity investments. The decrease in interest income resulted from a $5.9 million, or 14.5%, decrease in investment interest income and a $3.9 million, or 37.1%, decrease in interest income on deposits at other banks, which was partially offset by a $5.5 million, or 2.1%, increase in loan interest income. The increase in non-interest expense was primarily due to an increase of $1.2 million, or 4.5%, in other operating expenses and a $945,000, or 1.6%, increase in salaries and employee benefits expense, partially offset by a $589,000, or 6.4%, decrease in data processing expense.
Our net interest margin increased from 4.13% for the three-month period ended March 31, 2024 to 4.44% for the three-month period ended March 31, 2025. The yield on interest earning assets was 6.45% and 6.38% for the three months ended March 31, 2025 and 2024, respectively, and average interest earning assets decreased from $20.03 billion to $19.83 billion. The decrease in average interest earning assets is primarily due to a $189.5 million decrease in average interest-bearing balances due from banks and a $416.3 million decrease in average investment securities, partially offset by a $406.4 million increase in average loans receivable. During the first quarter of 2024, the Company held excess liquidity of approximately $500.0 million, primarily related to the Bank Term Funding Program ("BTFP") advance, which was dilutive to the net interest margin by approximately 10 basis points. The Company paid off the advance in November 2024. For the three months ended March 31, 2025 and 2024, we recognized $1.4 million and $2.8 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by three basis points. We recognized $1.3 million in event income for the three-months ended March 31, 2025 compared to $1.1 million for the three-months ended March 31, 2024. The overall increase in the net interest margin was due to a decrease in interest expense resulting from a decrease in interest rates paid on interest-bearing liabilities and a decrease in the average balance of interest-bearing liabilities.
Our efficiency ratio was 42.22% for the three months ended March 31, 2025, compared to 44.22% for the same period in 2024. For the first quarter of 2025, our efficiency ratio, as adjusted (non-GAAP), was 42.84%, compared to 44.43% reported for the first quarter of 2024. (See Table 29 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 2.07% for the three months ended March 31, 2025, compared to 1.78% for the same period in 2024. (See Table 26 for the related non-GAAP financial measures and tabular reconciliation). Our annualized return on average common equity was 11.75% and 10.64% for the three months ended March 31, 2025, and 2024, respectively. (See Table 27 for the related non-GAAP financial measures and tabular reconciliation).

Financial Condition as of and for the Period Ended March 31, 2025 and December 31, 2024
Our total assets as of March 31, 2025 increased $501.5 million to $22.99 billion from $22.49 billion reported as of December 31, 2024. Cash and cash equivalents increased $385.4 million for the three months ended March 31, 2025. Our loan portfolio balance increased to $14.95 billion as of March 31, 2025 from $14.76 billion at December 31, 2024. The increase in loans was primarily due to $291.5 million of organic loan growth in our community banking footprint partially offset by a $103.9 million of organic loan decline from our Centennial Commercial Finance Group ("Centennial CFG") franchise. These increases were partially offset by a $74.6 million decrease in investment securities resulting from paydowns and maturities during the first three months of 2025. Total deposits increased $395.2 million to $17.54 billion as of March 31, 2025 from $17.15 billion as of December 31, 2024. Stockholders’ equity increased $81.5 million to $4.04 billion as of March 31, 2025, compared to $3.96 billion as of December 31, 2024. The $81.5 million increase in stockholders’ equity is primarily associated with the $115.2 million in net income and $31.6 million in other comprehensive income for the three months ended March 31, 2025, which was partially offset by the $38.8 million of shareholder dividends paid and stock repurchases of $29.7 million.
Our non-performing loans were $89.6 million, or 0.60% of total loans as of March 31, 2025, compared to $98.9 million, or 0.67% of total loans, as of December 31, 2024. The allowance for credit losses as a percentage of non-performing loans increased to 312.27% as of March 31, 2025, from 278.99% as of December 31, 2024. As of March 31, 2025, our non-performing assets decreased to $129.4 million, or 0.56% of total assets, from $142.4 million, or 0.63% of total assets, as of December 31, 2024.
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
The allowance for credit losses is measured based on call report segment as these types of loans exhibit similar risk characteristics. The identified loan segments are as follows:
•1-4 family residential construction loans
•Other construction loans and all land development and other land loans
•Secured by farmland (including farm residential and other improvements)
•Revolving, open-end loans secured by 1-4 family residential properties and extended under lines
•Secured by first liens
•Secured by junior liens
•Secured by multifamily (5 or more) residential properties
•Loans secured by owner-occupied, nonfarm nonresidential properties
•Loans secured by other nonfarm nonresidential properties
•Loans to finance agricultural production and other loans to farmers
•Commercial and industrial loans
•Other revolving credit plans
•Automobile loans
•Other consumer loans
•Other consumer loans - Shore Premier Finance
•Obligations (other than securities and leases) of states and political subdivisions in the US
• Loans to nondepository financial institutions
•Loans for purchasing or carrying securities
•All other loans
•Leases

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
As of March 31, 2025, we had 217 branch locations. There were 75 branches in Arkansas, 78 branches in Florida, 58 branches in Texas, five branches in Alabama and one branch in New York City.
Results of Operations
For the three ended March 31, 2025 and 2024
Our net income increased $15.1 million, or 15.1%, to $115.2 million for the three-month period ended March 31, 2025, from $100.1 million for the same period in 2024. On a diluted earnings per share basis, our earnings were $0.58 per share for the three-month period ended March 31, 2025 compared to $0.50 per share for the three-month period ended March 31, 2024. During the three months ended March 31, 2025, the Company did not record a provision for credit losses on loans primarily due to the $4.1 million in net recoveries experienced during the quarter. After considering the recoveries, management determined the level of the allowance for credit losses on loans was adequate. In addition, management determined that a provision was not necessary for the unfunded commitments as the current level of the reserve was considered adequate. During the three months ended March 31, 2025, the Company recorded $3.9 million in special income from equity investments and a $442,000 increase in the fair value of marketable securities.

Net Interest Income
Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (24.433% and 24.989% for 2025 and 2024, respectively).
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve reduced the target rate three times during 2024. First, on September 18, 2024, the target rate was reduced to 4.75% to 5.00%, second, on November 7, 2024, the target rate was reduced to 4.50% to 4.75% and third, on December 18, 2024, the target rate was reduced to 4.25% to 4.50%. As of March 31, 2025, the Federal Reserve has not changed the rates during 2025.
Our net interest margin increased from 4.13% for the three-month period ended March 31, 2024 to 4.44% for the three-month period ended March 31, 2025. The yield on interest earning assets was 6.45% and 6.38% for the three months ended March 31, 2025 and 2024, respectively, and average interest earning assets decreased from $20.03 billion to $19.83 billion. The decrease in average interest earning assets is primarily due to a $189.5 million decrease in average interest-bearing balances due from banks and a $416.3 million decrease in average investment securities, partially offset by a $406.4 million increase in average loans receivable. During the first quarter of 2024, the Company held excess liquidity of approximately $500.0 million, primarily related to the BTFP advance, which was dilutive to the net interest margin by approximately 10 basis points. The Company paid off the advance in November 2024. For the three months ended March 31, 2025 and 2024, we recognized $1.4 million and $2.8 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by three basis points. We recognized $1.3 million in event income for the three-months ended March 31, 2025 compared to $1.1 million for the three-months ended March 31, 2024. The overall increase in the net interest margin was due to a decrease in interest expense resulting from a decrease in interest rates paid on interest-bearing liabilities and a decrease in the average balance of interest-bearing liabilities.
Net interest income on a fully taxable equivalent basis increased $11.7 million, or 5.7%, to $217.2 million for the three-month period ended March 31, 2025, from $205.5 million for the same period in 2024. This increase in net interest income for the three-month period ended March 31, 2025 was the result of a $14.4 million decrease in interest expense, which was partially offset by a $2.7 million decrease in interest income, on a fully taxable equivalent basis. The $14.4 million decrease in interest expense is primarily the result of the lower interest rate environment. The lower rates on interest bearing liabilities resulted in a decrease in interest expense of approximately $10.9 million, in addition to a decrease in average interest bearing liabilities which decreased interest expense by approximately $3.6 million. The $2.7 million decrease in interest income was also primarily the result of the lower interest rate environment. The lower yield on earning assets resulted in a decrease in interest income of approximately $4.3 million, which was partially offset by an increase of $1.6 million in interest income due to the change in average interest earning asset balances.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2025 and 2024, as well as changes in the fully taxable equivalent net interest margin for the three months ended March 31, 2025 compared to the same period in 2024.
Table 2: Analysis of Net Interest Income

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Interest income	$312,542	$316,915
Fully taxable equivalent adjustment	2,534	892
Interest income – fully taxable equivalent	315,076	317,807
Interest expense	97,886	112,325
Net interest income – fully taxable equivalent	$217,190	$205,482
Yield on earning assets – fully taxable equivalent	6.45%	6.38%
Cost of interest-bearing liabilities	2.76	3.09
Net interest spread – fully taxable equivalent	3.69	3.29
Net interest margin – fully taxable equivalent	4.44	4.13
Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended March 31,
2025 vs. 2024
(In thousands)
Increase in interest income due to change in earning assets	$1,579
Decrease in interest income due to change in earning asset yields	(4,310)
Decrease in interest expense due to change in interest-bearing liabilities	3,579
Decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	10,860
Increase in net interest income	$11,708

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three months ended March 31, 2025 and 2024, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2025			2024
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$611,962	$6,620	4.39%	$801,456	$10,528	5.28%
Federal funds sold	5,091	55	4.38	5,012	61	4.90
Investment securities – taxable	3,179,290	27,433	3.50	3,473,511	33,229	3.85
Investment securities – non-taxable	1,135,783	10,061	3.59	1,257,861	8,642	2.76
Loans receivable	14,893,912	270,907	7.38	14,487,494	265,347	7.37
Total interest-earning assets	19,826,038	315,076	6.45%	20,025,334	317,807	6.38%
Non-earning assets	2,722,797			2,657,925
Total assets	$22,548,835			$22,683,259
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$11,402,688	$69,672	2.48%	$11,038,910	75,597	2.75%
Time deposits	1,801,503	17,114	3.85	1,685,193	16,951	4.05
Total interest-bearing deposits	13,204,191	86,786	2.67	12,724,103	92,548	2.93
Securities sold under agreement to repurchase	155,861	1,074	2.79	172,024	1,404	3.28
FHLB and other borrowed funds	600,681	5,902	3.98	1,301,091	14,276	4.41
Subordinated debentures	439,173	4,124	3.81	439,760	4,097	3.75
Total interest-bearing liabilities	14,399,906	97,886	2.76%	14,636,978	112,325	3.09%
Non-interest-bearing liabilities
Non-interest-bearing deposits	3,980,944			4,017,659
Other liabilities	190,314			244,970
Total liabilities	18,571,164			18,899,607
Stockholders’ equity	3,977,671			3,783,652
Total liabilities and stockholders’ equity	$22,548,835			$22,683,259
Net interest spread			3.69%			3.29%
Net interest income and margin		$217,190	4.44%		$205,482	4.13%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three months ended March 31, 2025 compared to the same period in 2024, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Three Months Ended March 31,
	2025 over 2024
	Volume	Yield / Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(2,238)	$(1,670)	$(3,908)
Federal funds sold	1	(7)	(6)
Investment securities – taxable	(2,687)	(3,109)	(5,796)
Investment securities – non-taxable	(900)	2,319	1,419
Loans receivable	7,403	(1,843)	5,560
Total interest income	1,579	(4,310)	(2,731)
Interest expense:
Interest-bearing transaction and savings deposits	2,428	(8,353)	(5,925)
Time deposits	1,134	(971)	163
Federal funds purchased	—	—	—
Securities sold under agreement to repurchase	(124)	(206)	(330)
FHLB and other borrowed funds	(7,012)	(1,362)	(8,374)
Subordinated debentures	(5)	32	27
Total interest expense	(3,579)	(10,860)	(14,439)
Increase (decrease) in net interest income	$5,158	$6,550	$11,708
Provision for Credit Losses
Credit Loss Expense: During the three months ended March 31, 2025, the Company did not record a provision for credit losses on loans primarily due to the $4.1 million in net recoveries experienced during the quarter. After considering the recoveries, management determined the level of the allowance for credit losses on loans was adequate. In addition, management determined that a provision was not necessary for the unfunded commitments as the current level of the reserve was considered adequate.
During the three months ended March 31, 2025, the Company determined the $2.2 million allowance for credit losses on the available for sale portfolio and the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no additional provision was considered necessary.
Net (recoveries) charge-offs to average total loans was (0.11)% and 0.10% for the three months ended March 31, 2025 and 2024, respectively.
Non-Interest Income
Total non-interest income was $45.4 million for the three months ended March 31, 2025, compared to $41.8 million for the same period in 2024. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending income, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.

Table 6 measures the various components of our non-interest income for the three months ended March 31, 2025 and 2024.
Table 6: Non-Interest Income

	Three Months Ended March 31,		2025 Change from 2024
	2025	2024
	(Dollars in thousands)
Service charges on deposit accounts	$9,650	$9,686	$(36)	(0.4)%
Other service charges and fees	10,689	10,189	500	4.9
Trust fees	4,760	5,066	(306)	(6.0)
Mortgage lending income	3,599	3,558	41	1.2
Insurance commissions	535	508	27	5.3
Increase in cash value of life insurance	1,842	1,195	647	54.1
Dividends from FHLB, FRB, FNBB & other	2,718	3,007	(289)	(9.6)
Gain on sale of SBA loans	288	198	90	45.5
Loss on sale of branches, equipment and other assets, net	(163)	(8)	(155)	(1,937.5)
(Loss) gain on OREO, net	(376)	17	(393)	(2,311.8)
Fair value adjustment for marketable securities	442	1,003	(561)	(55.9)
Other income	11,442	7,380	4,062	55.0
Total non-interest income	$45,426	$41,799	$3,627	8.7%
Non-interest income increased $3.6 million, or 8.7%, to $45.4 million for the three months ended March 31, 2025 from $41.8 million for the same period in 2024. The primary factors that resulted in this increase were the increases in other service charges and fees, cash value of life insurance and other income, which was partially offset by the decrease in fair value adjustment for marketable securities.
Additional details for the three months ended March 31, 2025 on some of the more significant changes are as follows:
•The $500,000 increase in other service charges and fees is primarily related to an increase in Centennial CFG property finance loan fees.
•The $647,000 increase in the cash value of life insurance is primarily related to enhancement charges related to a 1035 exchange in BOLI policies.
•The $561,000 decrease in the fair value adjustment for marketable securities is due to market fluctuations.
•The $4.1 million increase in other income is primarily due to a $4.1 million increase in fair value of equity securities, which includes $3.9 million in special income from equity investments and a $724,000 increase in loan recoveries on items charged off prior to acquisition, partially offset by a $554,000 decrease in miscellaneous income.
Non-Interest Expense
Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees, other professional fees and other expenses.

Table 7 below sets forth a summary of non-interest expense for the three months ended March 31, 2025 and 2024.
Table 7: Non-Interest Expense

	Three Months Ended March 31,		2025 Change from 2024
	2025	2024
	(Dollars in thousands)
Salaries and employee benefits	$61,855	$60,910	$945	1.6%
Occupancy and equipment	14,425	14,551	(126)	(0.9)
Data processing expense	8,558	9,147	(589)	(6.4)
Other operating expenses:
Advertising	1,928	1,654	274	16.6
Amortization of intangibles	2,047	2,140	(93)	(4.3)
Electronic banking expense	3,055	3,156	(101)	(3.2)
Directors' fees	452	498	(46)	(9.2)
Due from bank service charges	281	276	5	1.8
FDIC and state assessment	3,387	3,318	69	2.1
Insurance	999	903	96	10.6
Legal and accounting	3,641	2,081	1,560	75.0
Other professional fees	1,947	2,236	(289)	(12.9)
Operating supplies	711	683	28	4.1
Postage	503	523	(20)	(3.8)
Telephone	436	470	(34)	(7.2)
Other expense	8,703	8,950	(247)	(2.8)
Total non-interest expense	$112,928	$111,496	$1,432	1.3%
Non-interest expense increased $1.4 million, or 1.3%, to $112.9 million for the three months ended March 31, 2025 from $111.5 million for the same period in 2024. The primary factors that resulted in this increase were the increases in salaries and employee benefits and legal and accounting expense, which were partially offset by the decrease in data processing expense.
Additional details for the three months ended March 31, 2025 on some of the more significant changes are as follows:
•The $945,000 increase in salaries and employee benefits expense is primarily due to an increase in deferred loan costs.
•The $589,000 decrease in data processing expense is primarily due to relationship credits received as a result of a new contract.
•The $1.6 million increase in legal and accounting expense is primarily due to ongoing legal matters.
Income Taxes
Income tax expense increased $1.7 million, or 5.5%, to $31.9 million for the three-month period ended March 31, 2025, from $30.3 million for the same period in 2024. The effective income tax rate was 21.71% for the three months ended March 31, 2025, compared to 23.22% for the same period in 2024. The marginal tax rate was 24.433% and 24.989% for 2025 and 2024, respectively.

Financial Condition as of and for the Period Ended March 31, 2025 and December 31, 2024
Our total assets as of March 31, 2025 increased $501.5 million to $22.99 billion from $22.49 billion reported as of December 31, 2024. Cash and cash equivalents increased $385.4 million for the three months ended March 31, 2025. Our loan portfolio balance increased to $14.95 billion as of March 31, 2025 from $14.76 billion at December 31, 2024. The increase in loans was primarily due to $291.5 million of organic loan growth in our community banking footprint partially offset by a $103.9 million of organic loan decline from our Centennial CFG franchise. These increases were partially offset by a $74.6 million decrease in investment securities resulting from paydowns and maturities during the first three months of 2025. Total deposits increased $395.2 million to $17.54 billion as of March 31, 2025 from $17.15 billion as of December 31, 2024. Stockholders’ equity increased $81.5 million to $4.04 billion as of March 31, 2025, compared to $3.96 billion as of December 31, 2024. The $81.5 million increase in stockholders’ equity is primarily associated with the $115.2 million in net income and $31.6 million in other comprehensive income for the three months ended March 31, 2025, which was partially offset by the $38.8 million of shareholder dividends paid and stock repurchases of $29.7 million.
Loan Portfolio
Loans Receivable
Our loan portfolio averaged $14.89 billion and $14.49 billion during the three months ended March 31, 2025 and 2024, respectively. Loans receivable were $14.95 billion and $14.76 billion as of March 31, 2025 and December 31, 2024, respectively.
From December 31, 2024 to March 31, 2025, the Company experienced an increase of approximately $187.6 million in loans. The increase in loans was primarily due to $291.5 million of organic loan growth in our community banking footprint and $103.9 million of organic loan decline from our Centennial CFG franchise.
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, Texas, Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Texas, Alabama and New York. Loans receivable were approximately $3.58 billion, $4.27 billion, $3.92 billion, $115.7 million, $1.35 billion and $1.71 billion as of March 31, 2025 in Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG, respectively.
Table 8 presents our loans receivable balances by category as of March 31, 2025 and December 31, 2024.
Table 8: Loans Receivable

	March 31, 2025	December 31, 2024
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$5,588,681	$5,426,780
Construction/land development	2,735,760	2,736,214
Agricultural	335,437	336,993
Residential real estate loans:
Residential 1-4 family	1,947,872	1,956,489
Multifamily residential	576,089	496,484
Total real estate	11,183,839	10,952,960
Consumer	1,227,745	1,234,361
Commercial and industrial	2,045,036	2,022,775
Agricultural	314,323	367,251
Other	181,173	187,153
Total loans receivable	$14,952,116	$14,764,500

Commercial Real Estate Loans. We originate non-farm and non-residential loans (primarily secured by commercial real estate), construction/land development loans, and agricultural loans, which are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized (where defined) over a 15 to 30-year period with balloon payments due at the end of one to five years. These loans are generally underwritten by assessing cash flow (debt service coverage), primary and secondary source of repayment, the financial strength of the borrower as well as any guarantors, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, we will loan up to 85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.
As of March 31, 2025, we had approximately $1.20 billion of construction/land development loans which were collateralized by land. This consisted of approximately $85.5 million for raw land and approximately $1.11 billion for land with commercial and/or residential lots.
As of March 31, 2025, commercial real estate ("CRE") loans totaled $8.66 billion, or 57.9%, of loans receivable, as compared to $8.50 billion, or 57.6%, of loans receivable, as of December 31, 2024. CRE loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $2.30 billion, $2.70 billion, $2.20 billion, $48.0 million, zero and $1.41 billion at March 31, 2025, respectively.
Table 9 presents the composition of the funded and unfunded balances of our CRE portfolio by loan type, as of March 31, 2025 and December 31, 2024, and their respective percentages of our total CRE portfolio.
Table 9: CRE Loan Concentrations

	March 31, 2025
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$778,843	9.0%	$60,708	2.7%
Office Building	1,112,426	12.8	100,949	4.5
Hotel	1,102,117	12.7	19,677	0.9
Industrial	441,544	5.1	38,811	1.7
Retail	515,335	6.0	14,547	0.7
Owner-Occupied (1)	1,638,416	19.0	133,221	6.0
Construction/Land Development:
Construction Residential-Spec	381,673	4.4	330,292	14.9
Residential Land Development	528,649	6.1	84,766	3.8
Construction Commercial	289,725	3.3	264,135	11.9
Construction Multi Family	650,670	7.5	696,875	31.3
Commercial Land Development	585,669	6.8	93,071	4.2
Construction Residential-Presold	184,773	2.1	159,530	7.2
Construction Hotel	29,068	0.3	176,065	7.9
Raw Land	85,533	1.0	6,128	0.3
Agricultural (1)	335,437	3.9	43,862	2.0
Total Commercial Real Estate (2)	$8,659,878	100.0%	$2,222,637	100.0%

	December 31, 2024
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$829,697	9.8%	$64,948	2.5%
Office Building	1,070,459	12.6	107,769	4.2
Hotel	1,081,120	12.7	24,652	1.0
Industrial	385,072	4.5	29,517	1.1
Retail	507,405	6.0	12,579	0.5
Owner-Occupied (1)	1,553,027	18.2	167,399	6.5
Construction/Land Development:
Construction Residential-Spec	433,964	5.1	330,119	12.8
Residential Land Development	537,686	6.3	86,200	3.4
Construction Commercial	337,727	4.0	360,340	14.0
Construction Multi Family	556,168	6.5	908,976	35.4
Commercial Land Development	512,284	6.0	99,165	3.9
Construction Residential-Presold	186,325	2.2	141,047	5.5
Construction Hotel	64,239	0.8	191,088	7.4
Raw Land	107,821	1.3	8,215	0.3
Agricultural (1)	336,993	4.0	38,913	1.5
Total Commercial Real Estate (2)	$8,499,987	100.0%	$2,570,927	100.0%
(1)     Agriculture real estate loans and owner-occupied non-farm non-residential loans are not included within CRE for regulatory reporting purposes.
(2)     Excludes multi-family residential loans of $576.1 million and $496.5 million as of March 31, 2025 and December 31, 2024, respectively, which are included in the residential real estate loans throughout the filing. Multi-family residential loans are included in CRE for regulatory purposes.

Table 10 presents the composition of our CRE loan portfolio by the ten largest geographical locations of the collateral as of March 31, 2025 and December 31, 2024.
Table 10: Geographical Locations of CRE Loans

	Top 10 Geographical States for CRE Loan Collateral Concentrations
(In thousands)	Florida	Texas	Arkansas	New York	Georgia	California	Alabama	Utah	Pennsylvania	Tennessee	All Other	Total
As of March 31, 2025
Non-Farm/Non-Residential:
Single Purpose Building	$276,736	$194,542	$167,986	$49,095	$18,227	$—	$429	$6,826	$1,492	$—	$63,510	$778,843
Office Building	335,784	367,297	65,742	50,007	91,715	—	22,804	18,815	—	25,616	134,646	1,112,426
Hotel	527,752	257,188	124,023	5,040	32,472	—	—	18,369	—	—	137,273	1,102,117
Industrial	47,844	147,748	40,578	57,594	—	—	20,173	56,489	—	—	71,118	441,544
Retail	146,384	246,745	59,029	—	—	—	—	12,067	428	—	50,682	515,335
Owner-Occupied (1)	476,210	502,811	366,694	—	19,818	—	5,686	28,912	6,756	82,319	149,210	1,638,416
Construction/Land Development:
Construction Residential - Spec	171,706	110,661	43,215	51,528	—	—	—	330	—	—	4,233	381,673
Residential Land Development	144,598	100,894	48,947	—	177	164,211	—	2,020	3,110	—	64,692	528,649
Construction Commercial	92,507	51,789	73,781	17,653	—	13,468	—	2,113	9,285	1,868	27,261	289,725
Construction Multi Family	235,699	111,849	39,556	165,979	—	—	—	—	56,405	237	40,945	650,670
Commercial Land Development	151,847	73,816	30,196	56,025	41,153	—	86,065	9,720	42,348	—	94,499	585,669
Construction Residential - Presold	78,794	73,332	30,783	—	—	—	—	1,369	—	—	495	184,773
Construction Hotel	2,965	12,300	—	—	7,242	—	—	6,561	—	—	—	29,068
Raw Land	8,868	8,337	31,223	—	—	—	35,949	924	—	—	232	85,533
Agricultural (1)	34,057	171,439	108,002	—	—	—	—	3,656	—	—	18,283	335,437
Total Commercial Real Estate (2)	$2,731,751	$2,430,748	$1,229,755	$452,921	$210,804	$177,679	$171,106	$168,171	$119,824	$110,040	$857,079	$8,659,878

	Top 10 Geographical States for CRE Loan Collateral Concentrations
(In thousands)	Florida	Texas	Arkansas	New York	Georgia	Utah	Alabama	California	Pennsylvania	Tennessee	All Other	Total
As of December 31, 2024
Non-Farm/Non-Residential:
Single Purpose Building	$275,440	$212,649	$168,691	$49,278	$17,506	$—	$6,494	$429	$—	$1,586	$97,624	$829,697
Office Building	333,230	355,794	64,062	50,091	91,723	—	18,934	—	25,616	—	131,009	1,070,459
Hotel	541,001	263,647	99,830	4,943	24,319	—	18,575	16,419	—	—	112,386	1,081,120
Industrial	44,392	91,344	40,908	57,556	—	—	59,745	19,941	—	—	71,186	385,072
Retail	148,053	252,087	56,885	4,158	—	—	12,166	—	—	435	33,621	507,405
Owner-Occupied (1)	492,655	431,489	337,935	—	21,051	—	26,314	5,748	83,199	6,911	147,725	1,553,027
Construction/Land Development:												—
Construction Residential - Spec	150,143	107,149	41,299	126,299	—	—	82	—	—	—	8,992	433,964
Residential Land Development	148,897	102,369	51,865	—	304	165,643	2,329	—	—	2,466	63,813	537,686
Construction Commercial	84,027	111,199	62,549	15,159	—	12,451	1,182	—	876	9,194	41,090	337,727
Construction Multi Family	240,255	72,676	32,812	139,130	—	—	—	19,326	228	37,881	13,860	556,168
Commercial Land Development	118,729	70,700	31,841	37,820	40,068	—	9,752	50,036	—	42,181	111,157	512,284
Construction Residential - Presold	93,517	61,538	29,937	—	—	—	1,022	—	—	—	311	186,325
Construction Hotel	6,693	9,796	22,036	—	13,555	—	5,152	—	—	—	7,007	64,239
Raw Land	9,036	8,537	31,649	—	—	—	1,311	34,388	—	—	22,900	107,821
Agricultural (1)	32,589	176,084	106,684	—	—	—	3,736	—	—	—	17,900	336,993
Total Commercial Real Estate (2)	$2,718,657	$2,327,058	$1,178,983	$484,434	$208,526	$178,094	$166,794	$146,287	$109,919	$100,654	$880,581	$8,499,987
(1)     Agriculture real estate loans and owner-occupied non-farm non-residential loans are not included within CRE for regulatory reporting purposes.

(2)     Excludes multi-family residential loans of $576.1 million and $496.5 million as of March 31, 2025 and December 31, 2024, respectively, which are included in the residential real estate loans throughout the filing. Multi-family residential loans are included in CRE for regulatory purposes.
Our loan policy states that in order to achieve a well-balanced, diversified credit portfolio, concentrations containing inappropriate or excessive risk are to be avoided. It is the goal of the Company to maintain a prudent diversification of loans. We define a concentration of credit as direct or indirect obligations according to the following guidelines: (i) concentrations of 25% or more of total risk-based capital by individual borrower, small, interrelated group of individuals, single repayment source or individual project; (ii) concentrations of 100% or more of total risk-based capital by industry or product line. As of March 31, 2025, we have not met the threshold for the concentration limits. In addition, the Bank's Board of Directors monitors the CRE loan portfolio for concentrations related to geography, industry, and collateral type and determines applicable guidelines. The Chief Lending Officer also reviews the portfolio periodically to determine if any concentrations exist and makes recommendations with respect to setting internal guidelines.
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
The Company has a CRE strategy and contingency plan which outlines the principles required to adequately manage our CRE exposures. It discusses the inherent risks within CRE lending, as well as the risks unique to specific lending activities and property taxes. In addition, the plan outlines internal limits related to CRE lending, reasoning for operating outside those limits, and provides for a contingency plan to reduce the CRE exposures under adverse economic conditions or other situations where it is deemed necessary to do so. The responsibility for monitoring the CRE Strategy and Contingency Plan, and subsequent reporting to management and the Board of Directors lies with the Chief Lending Officer and the Asset Quality Committee of the Board of Directors. Within the CRE Strategy and Contingency Plan, we established four adverse economic triggers to measure on an ongoing basis to attempt to determine when a change in CRE strategy might be warranted, at least from an external economic perspective. If one or a combination of these triggers have exceeded Board approved thresholds, the Executive Risk Committee will determine which action or combination of actions, if any, to take based on the specific situation. If utilized, the required actions are likely to focus on tightening/loosening of underwriting criteria, potential capital raises or loan distribution actions such as selling or participating loans. However, other action steps may be considered necessary depending upon the specific situation. As of March 31, 2025, none of the triggers exceeded our internal guidelines, and we have not recommended any additional changes to our underwriting standards because the Company considers the current standards to be adequate in addressing the risks to our CRE portfolio.
Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 58.6% and 34.6% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of March 31, 2025, with the remaining 6.8% relating to condominiums and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of March 31, 2025, residential real estate loans totaled $2.52 billion, or 16.9%, of loans receivable, compared to $2.45 billion, or 16.6%, of loans receivable, as of December 31, 2024. Residential real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $564.1 million, $1.05 billion, $648.3 million, $39.9 million, zero and $224.4 million at March 31, 2025, respectively.
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
As of March 31, 2025, consumer loans totaled $1.23 billion, or 8.2%, of loans receivable, compared to $1.23 billion, or 8.4%, of loans receivable, as of December 31, 2024. Consumer loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $20.1 million, $6.6 million, $9.6 million, $450,000, $1.19 billion and zero at March 31, 2025, respectively.

Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years. Commercial loan applications must be supported by current financial information of the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of the borrower as well as any guarantors, the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally, accounts receivable are financed at between 50% and 80% of accounts receivable less than 60 days past due. Inventory financing will range between 50% and 80% (with no work in process) depending on the borrower and nature of inventory. We require a first lien position for those loans.
As of March 31, 2025, commercial and industrial loans totaled $2.05 billion, or 13.7%, of loans receivable, compared to $2.02 billion, or 13.7%, of loans receivable, as of December 31, 2024. Commercial and industrial loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $489.7 million, $481.8 million, $814.2 million, $23.1 million, $159.6 million and $76.8 million at March 31, 2025, respectively.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $72.1 million and $76.3 million in PCD loans, as of March 31, 2025 and December 31, 2024, respectively.
Table 11 sets forth information with respect to our non-performing assets as of March 31, 2025 and December 31, 2024. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 11: Non-performing Assets

	As of March 31, 2025	As of December 31, 2024
	(Dollars in thousands)
Non-accrual loans	$86,383	$93,853
Loans past due 90 days or more (principal or interest payments)	3,264	5,034
Total non-performing loans	89,647	98,887
Other non-performing assets
Foreclosed assets held for sale, net	39,680	43,407
Other non-performing assets	63	63
Total other non-performing assets	39,743	43,470
Total non-performing assets	$129,390	$142,357
Allowance for credit losses to non-accrual loans	324.07%	293.95%
Allowance for credit losses to non-performing loans	312.27	278.99
Non-accrual loans to total loans	0.58	0.64
Non-performing loans to total loans	0.60	0.67
Non-performing assets to total assets	0.56	0.63

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
Our non-performing loans were $89.6 million, or 0.60% of total loans as of March 31, 2025, compared to $98.9 million, or 0.67% of total loans, as of December 31, 2024. The allowance for credit losses as a percentage of non-performing loans increased to 312.27% as of March 31, 2025, from 278.99% as of December 31, 2024. As of March 31, 2025, our non-performing assets decreased to $129.4 million, or 0.56% of total assets, from $142.4 million, or 0.63% of total assets, as of December 31, 2024.
Table 12 below shows the non-performing loans and non-performing assets by region as of March 31, 2025 and December 31, 2024:
Table 12: Non-performing Assets By Region

	As of March 31, 2024
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Non-accrual loans	$15,214	$39,108	$23,694	$157	$5,444	$2,766	$86,383
Loans 90+ days past due	—	—	3,264	—	—	—	3,264
Total non-performing loans	$15,214	$39,108	$26,958	$157	$5,444	$2,766	$89,647

Foreclosed assets held for sale	1,052	451	15,357	—	—	22,820	39,680
Other non-performing assets	—	—	63	—	—	—	63
Total other non-performing assets	$1,052	$451	$15,420	$—	$—	$22,820	$39,743
Total non-performing assets	$16,266	$39,559	$42,378	$157	$5,444	$25,586	$129,390

	As of December 31, 2024
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Non-accrual loans	$18,448	$38,778	$23,494	$206	$5,537	$7,390	$93,853
Loans 90+ days past due	538	362	4,134	—	—	—	5,034
Total non-performing loans	$18,986	$39,140	$27,628	$206	$5,537	$7,390	$98,887

Foreclosed assets held for sale	757	5,951	13,924	—	—	22,775	43,407
Other non-performing assets	—	—	63	—	—	—	63
Total other non-performing assets	$757	$5,951	$13,987	$—	$—	$22,775	$43,470
Total non-performing assets	$19,743	$45,091	$41,615	$206	$5,537	$30,165	$142,357
The $2.8 million balance of non-accrual loans for our Centennial CFG Capital Markets Group consists of two loans that are assessed for credit risk by the Federal Reserve under the Shared National Credit Program. The loans are not current on either principal or interest, and we have reversed any interest that had accrued subsequent to the non-accrual date designated by the Federal Reserve. Any interest payments that are received will be applied to the principal balance. In addition, the $22.8 million balance of foreclosed assets held for sale for our Centennial CFG Property Finance Group consists of an office building located in California. This represents the largest component of the Company's $39.7 million in foreclosed assets held for sale.

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
A loan modification that might not otherwise be considered may be granted. These loans can involve loans remaining on non-accrual, moving to non-accrual, or continuing on an accrual status, depending on the individual facts and circumstances of the borrower. Generally, a non-accrual loan that is restructured remains on non-accrual for a period of three months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can pay under the new terms and may result in the loan being returned to an accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan will remain in a non-accrual status.
As of March 31, 2025, we had $104.7 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual, and we had $17.5 million of restructured loans that are not in compliance with the modified terms and are reported as non-accrual. Of the $104.7 million of restructured loans that are in compliance with the modified terms, our Arkansas market contained $1.8 million, our Florida market contained $1.2 million, our Texas market contained $96.4 million, our SPF region contained $3.0 million and our New York region contained $2.3 million of these restructured loans. Of the $17.5 million of restructured loans not in compliance with the modified terms, our Arkansas market contained $1.3 million, our Florida market contained $16.0 million and our Texas market contained $168,000.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 16 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $112.3 million, and the ending balance as of March 31, 2025 was $100.2 million. The $100.2 million balance consists of $1.2 million of non-accrual loans and $99.0 million of current loans, of which all were current as of March 31, 2025. Three of the modified loans pertained to one borrower relationship and accounted for $95.0 million of the total post-modification outstanding balance. These loans were modified during the year ended December 31, 2024. The modification involved three new loans being underwritten resulting in the interest rate decreasing by 12 basis points and one of the loans in the relationship being charged-off. The charged-off amount was $26.1 million, and the charge-off was recorded during 2024. Six of the $122.2 million in restructured loans held by the Company were considered to be collateral dependent as of March 31, 2025. The outstanding balance of these loans was $113.3 million, and the specific reserve was $4.2 million.
The Company had $241.1 million and $268.0 million in impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) for the periods ended March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets accounted for approximately $20.8 million, $48.3 million, $153.3 million, $157,000, $13.4 million and $5.1 million of the impaired loans, respectively.
The amortized cost balance for loans with a specific allocation decreased from $92.7 million to $78.8 million, and the specific allocation for impaired loans decreased by approximately $3.9 million at March 31, 2025 compared to December 31, 2024.
Total foreclosed assets held for sale were $39.7 million as of March 31, 2025, compared to $43.4 million as of December 31, 2024, for a decrease of $3.7 million. The foreclosed assets held for sale as of March 31, 2025 are comprised of $1.1 million located in Arkansas, $451,000 located in Florida, $15.4 million located in Texas, zero in Alabama, zero in SPF and $22.8 million in Centennial CFG. The majority of the foreclosed assets held for sale is comprised of two properties. The first is an office building located in Santa Monica, California with a carrying value of $22.8 million. The second is an apartment complex which is under construction in Gunter, Texas with a carrying value of $13.1 million. These two properties account for $35.9 million of the balance of foreclosed assets held for sale at March 31, 2025. During the first quarter of 2025, the Company sold an office building located in Miami, Florida, which had a carrying value of $5.5 million. The Company recognized a loss of $407,000 on the sale.

Table 13 shows the summary of foreclosed assets held for sale as of March 31, 2025 and December 31, 2024.
Table 13: Foreclosed Assets Held For Sale

	As of March 31, 2025	As of December 31, 2024
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$23,417	$28,392
Construction/land development	14,909	13,391
Residential real estate loans
Residential 1-4 family	1,354	1,624
Total foreclosed assets held for sale	$39,680	$43,407
Past Due and Non-Accrual Loans
Table 14 shows the summary of non-accrual loans as of March 31, 2025 and December 31, 2024:
Table 14: Total Non-Accrual Loans

	As of March 31, 2025	As of December 31, 2024
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$32,953	$35,868
Construction/land development	2,061	3,702
Agricultural	538	559
Residential real estate loans
Residential 1-4 family	23,510	22,539
Total real estate	72,137	75,751
Consumer	6,014	6,178
Commercial and industrial	7,619	10,931
Agricultural & other	613	993
Total non-accrual loans	$86,383	$93,853
If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.7 million and $1.4 million, respectively, would have been recorded for the three-month periods ended March 31, 2025 and 2024. The interest income recognized on non-accrual loans for the three months ended March 31, 2025 and 2024 was considered immaterial.

Table 15 shows the summary of accruing past due loans 90 days or more as of March 31, 2025 and December 31, 2024:
Table 15: Loans Accruing Past Due 90 Days or More

	As of March 31, 2025	As of December 31, 2024
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$226	$304
Construction/land development	—	600
Residential real estate loans
Residential 1-4 family	306	1,835
Total real estate	532	2,739
Consumer	11	32
Commercial and industrial	2,380	2,263
Agricultural & Other	341	—
Total loans accruing past due 90 days or more	$3,264	$5,034
Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.60% and 0.67% at March 31, 2025 and December 31, 2024, respectively.
Allowance for Credit Losses
Overview. The allowance for credit losses on loans receivable increased from $275.9 million as of December 31, 2024 to $279.9 million as of March 31, 2025. The specific reserve for loans individually analyzed for credit losses was $19.9 million on $187.7 million of individually analyzed loans as of March 31, 2025, compared to a specific reserve of $23.8 million on $209.8 million of individually analyzed loans as of December 31, 2024. The allowance for credit losses as a percentage of loans was 1.87% at both March 31, 2025 and December 31, 2024.
Loans Collectively Evaluated for Credit Loss. Loans receivable collectively evaluated for credit loss increased by approximately $209.7 million from $14.55 billion at December 31, 2024 to $14.76 billion at March 31, 2025. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for credit loss to the total loans collectively evaluated for credit loss was 1.76% and 1.73% at March 31, 2025 and December 31, 2024, respectively.
Charge-offs and Recoveries. For the three months ended March 31, 2025, total charge-offs were $3.5 million and total recoveries were $7.5 million, for a net recovery position of $4.1 million. For the three months ended March 31, 2024, total charge-offs were $4.0 million and total recoveries were $538,000, for a net charge-off position of $3.4 million.
Table 16 below shows charge-off and recovery detail by region for the three months ended March 31, 2025 and 2024.
Table 16: Charge-Off and Recovery Detail By Region

For the Three Months Ended March 31, 2025
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$474	$2,479	$444	$8	$53	$—	$3,458
Recoveries	(228)	(117)	(6,514)	(2)	(3)	(658)	(7,522)
Net (recoveries) charge-offs	$246	$2,362	$(6,070)	$6	$50	$(658)	$(4,064)

For the Three Months Ended March 31, 2024
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$1,720	$493	$1,667	$18	$80	$—	$3,978
Recoveries	(271)	(103)	(158)	(4)	(2)	—	(538)
Net charge-offs	$1,449	$390	$1,509	$14	$78	$—	$3,440
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
Table 17 shows the allowance for credit losses, charge-offs and recoveries as of and for the three months ended March 31, 2025 and 2024.
Table 17: Analysis of Allowance for Credit Losses

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Balance, beginning of period	$275,880	$288,234
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	2,300	1,102
Construction/land development	—	1
Residential real estate loans:
Residential 1-4 family	75	159
Total real estate	2,375	1,262
Consumer	230	198
Commercial and industrial	161	1,746
Other	692	772
Total loans charged off	3,458	3,978
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	6,160	20
Construction/land development	125	7
Residential real estate loans:
Residential 1-4 family	51	19
Total real estate	6,336	46
Consumer	19	39
Commercial and industrial	958	101
Other	209	352
Total recoveries	7,522	538
Net loans (recovered) charged off	(4,064)	3,440
Provision for credit loss	—	5,500
Ending balance	$279,944	$290,294
Net (recoveries) charge-offs to average loans receivable	(0.11)%	0.10%
Allowance for credit losses to total loans	1.87	2.00
Allowance for credit losses to net (recoveries) charge-offs	(1,698.51)	2,098.17

Table 18 presents the allocation of allowance for credit losses as of March 31, 2025 and December 31, 2024.
Table 18: Allocation of Allowance for Credit Losses

	As of March 31, 2025		As of December 31, 2024
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$83,244	37.4%	$88,141	36.7%
Construction/land development	48,176	18.3	52,271	18.5
Agricultural residential real estate loans	3,041	2.2	3,174	2.3
Residential real estate loans:
Residential 1-4 family	41,426	13.0	40,347	13.2
Multifamily residential	11,982	3.9	10,488	3.4
Total real estate	187,869	74.8	194,421	74.1
Consumer	27,960	8.2	27,589	8.4
Commercial and industrial	58,801	13.7	48,330	13.7
Agricultural	1,321	2.1	1,291	2.5
Other	3,993	1.2	4,249	1.3
Total	$279,944	100.0%	$275,880	100.0%
(1)Percentage of loans in each category to total loans receivable.
During the three months ended March 31, 2025, the Company reduced the level of the hurricane reserve from $33.4 million to $6.0 million as the majority of deferred loans returned to regular payment during the first quarter of 2025. The reduction in the hurricane reserve and the increase in the economic uncertainty related qualitative factor drove the significant changes in reserve levels between commercial real estate and commercial & industrial loans.
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 5.1 years as of March 31, 2025.
Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. We had $1.27 billion and $1.28 billion of held-to-maturity securities at March 31, 2025 and December 31, 2024, respectively. The detail of the held-to-maturity portfolio by carrying amount and percentage of the portfolio at March 31, 2025 and December 31, 2024 can be seen below.
Table 19: Held to Maturity Securities

	March 31, 2025		December 31, 2024
	Net Carrying Amount	Percentage of Total	Net Carrying Amount	Percentage of Total
	(In Thousands)		(In Thousands)
U.S. government-sponsored enterprises	$43,629	3.4%	$43,560	3.4%
U.S. government-sponsored mortgage-backed securities	122,617	9.7%	124,169	9.8%
State and political subdivisions	1,103,650	86.9%	1,107,475	86.8%
Total	$1,269,896	100.0%	$1,275,204	100.0%

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive (loss) income. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $3.00 billion and $3.07 billion as March 31, 2025 and December 31, 2024, respectively. The detail of the available-for-sale portfolio by estimated fair value and percentage of the portfolio at March 31, 2025 and December 31, 2024 can be seen below.
Table 20: Available for Sale Securities

	March 31, 2025		December 31, 2024
	Estimated Fair Value	Percentage of Total	Estimated Fair Value	Percentage of Total
	(In Thousands)		(In Thousands)
U.S. government-sponsored enterprises	$273,656	9.1%	$284,790	9.3%
U.S. government-sponsored mortgage-backed securities	1,298,558	43.3%	1,324,684	43.1%
Private mortgage-backed securities	171,337	5.7%	171,394	5.6%
Non-government-sponsored asset backed securities	200,431	6.7%	225,648	7.3%
State and political subdivisions	860,054	28.6%	870,361	28.3%
Other securities	199,284	6.6%	195,762	6.4%
Total	$3,003,320	100.0%	$3,072,639	100.0%
During the three months ended March 31, 2025, the Company determined the $2.2 million allowance for credit losses on the available-for-sale portfolio and the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no additional provision was considered necessary.
See Note 2 to the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.
Deposits
Our deposits averaged $17.19 billion and $16.74 billion for the three months ended March 31, 2025 and March 31, 2024, respectively. Total deposits were $17.54 billion as of March 31, 2025, and $17.15 billion as of December 31, 2024. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
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
Table 21 reflects the classification of the brokered deposits as of March 31, 2025 and December 31, 2024.
Table 21: Brokered Deposits

	March 31, 2025	December 31, 2024
	(In thousands)
Insured Cash Sweep and Other Transaction Accounts	$444,223	$448,442
Total Brokered Deposits	$444,223	$448,442

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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve reduced the target rate three times during 2024. First, on September 18, 2024, the target rate was reduced to 4.75% to 5.00%, second, on November 7, 2024, the target rate was reduced to 4.50% to 4.75% and third, on December 18, 2024, the target rate was reduced to 4.25% to 4.50%. As of March 31, 2025, the Federal Reserve has not changed the rates during 2025.
Table 22 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three months ended March 31, 2025 and 2024.
Table 22: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2025		2024
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$3,980,944	—%	$4,017,659	—%
Interest-bearing transaction accounts	10,309,860	2.67	9,886,083	2.98
Savings deposits	1,092,828	0.71	1,152,827	0.85
Time deposits:
$100,000 or more	1,214,785	4.03	1,106,311	4.23
Other time deposits	586,718	3.48	578,882	3.69
Total	$17,185,135	2.05%	$16,741,762	2.22%
Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $949,000, or 0.6%, from $162.4 million as of December 31, 2024 to $161.4 million as of March 31, 2025.
FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $600.0 million at both March 31, 2025 and December 31, 2024. At both March 31, 2025 and December 31, 2024, $100.0 million and $500.0 million of the outstanding balances were classified as short-term and long-term advances, respectively. The FHLB advances mature from 2025 to 2037 with fixed interest rates ranging from 3.37% to 4.84%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
Other borrowed funds were $500,000 as of March 31, 2025 and were classified as short-term advances. The Company had $750,000 in other borrowed funds as of December 31, 2024.
Additionally, the Company had $1.33 billion and $1.22 billion at March 31, 2025 and December 31, 2024, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits.

Subordinated Debentures
Subordinated debentures were $439.1 million and $439.2 million as of March 31, 2025 and December 31, 2024, respectively.
On April 1, 2022, the Company acquired $140.0 million in aggregate principal amount of 5.500% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2030 Notes”) from Happy, and the Company recorded approximately $144.4 million which included fair value adjustments. The 2030 Notes are unsecured, subordinated debt obligations of the Company and will mature on July 31, 2030. From and including the date of issuance to, but excluding July 31, 2025 or the date of earlier redemption, the 2030 Notes will bear interest at an initial rate of 5.50% per annum, payable in arrears on January 31 and July 31 of each year. From and including July 31, 2025 to, but excluding, the maturity date or earlier redemption, the 2030 Notes will bear interest at a floating rate equal to the Benchmark rate (which is expected to be 3-month Secured Overnight Funding Rate ("SOFR")), each as defined in and subject to the provisions of the applicable supplemental indenture for the 2030 Notes, plus 5.345%, payable quarterly in arrears on January 31, April 30, July 31, and October 31 of each year, commencing on October 31, 2025.
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
Stockholders’ Equity
Stockholders’ equity increased $81.5 million to $4.04 billion as of March 31, 2025, compared to $3.96 billion as of December 31, 2024. The $81.5 million increase in stockholders’ equity is primarily associated with the $115.2 million in net income and the $31.6 million in other comprehensive income for the three months ended March 31, 2025, which was partially offset by the $38.8 million of shareholder dividends paid and stock repurchases of $29.7 million in 2025. As of March 31, 2025 and December 31, 2024, our equity to asset ratio was 17.58% and 17.61%, respectively. Book value per share was $20.40 as of March 31, 2025, compared to $19.92 as of December 31, 2024, a 9.8% annualized increase.
Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.195 and $0.18 per share for the three months ended March 31, 2025 and 2024, respectively. The common stock dividend payout ratio for the three months ended March 31, 2025 and 2024 was 33.64% and 36.19%, respectively. On April 17, 2025, the Board of Directors declared a regular $0.20 per share quarterly cash dividend payable June 4, 2025, to shareholders of record May 14, 2025.

Stock Repurchase Program. During the first three months of 2025, the Company repurchased a total of 1,000,000 shares with a weighted-average stock price of $29.67 per share. Shares repurchased under the program as of March 31, 2025 since its inception total 27,507,507 shares. The remaining balance available for repurchase was 19,000,000 shares at March 31, 2025.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2025 and December 31, 2024, we met all regulatory capital adequacy requirements to which we were subject.
On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 27, 2020, the federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule, which is reflected in the risk-based capital ratios presented below as of December 31, 2024. The risk-based capital ratios presented below as of March 31, 2025 do not include a transitional period adjustment as the transition period has ended.

Table 23 presents our risk-based capital ratios on a consolidated basis as of March 31, 2025 and December 31, 2024.
Table 23: Risk-Based Capital

	As of March 31, 2025	As of December 31, 2024
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$4,042,555	$3,961,025
ASC 326 transitional period adjustment	—	8,123
Goodwill and core deposit intangibles, net	(1,436,093)	(1,438,140)
Unrealized loss on available-for-sale securities	224,540	256,108
Total common equity Tier 1 capital	2,831,002	2,787,116
Total Tier 1 capital	2,831,002	2,787,116
Tier 2 capital
Allowance for credit losses	279,944	275,880
ASC 326 transitional period adjustment	—	(8,123)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(49,409)	(36,105)
Qualifying allowance for credit losses	230,535	231,652
Qualifying subordinated notes	439,102	439,246
Total Tier 2 capital	669,637	670,898
Total risk-based capital	$3,500,639	$3,458,014
Average total assets for leverage ratio	$21,359,205	$21,365,045
Risk weighted assets	$18,353,303	$18,447,826
Ratios at end of period
Common equity Tier 1 capital	15.43%	15.11%
Leverage ratio	13.25	13.05
Tier 1 risk-based capital	15.43	15.11
Total risk-based capital	19.07	18.74
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00
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
In Table 24 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 24: Earnings, As Adjusted

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$115,209	$100,109
Pre-tax adjustments:
Fair value adjustment for marketable securities	(442)	(1,003)
Special income from equity investment	(3,891)	—
BOLI death benefits	—	(162)
Total pre-tax adjustments	(4,333)	(1,165)
Tax-effect of adjustments(1)	(1,059)	(251)
Total adjustments after-tax (B)	(3,274)	(914)
Earnings, as adjusted (C)	$111,935	$99,195
Average diluted shares outstanding (D)	198,852	201,390
GAAP diluted earnings per share: A/D	$0.58	$0.50
Adjustments after-tax: B/D	(0.02)	(0.01)
Diluted earnings per common share excluding adjustments: C/D	$0.56	$0.49
(1) Blended statutory rate of 24.433% for 2025 and 24.989% for 2024.

We had $1.44 billion total goodwill and core deposit intangibles as of March 31, 2025, December 31, 2024 and March 31, 2024. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity, return on average tangible equity excluding intangible amortization, and tangible equity to tangible assets are useful in evaluating our company. Management also believes return on average assets, as adjusted, return on average equity, as adjusted, and return on average tangible equity, as adjusted, are meaningful non-GAAP financial measures, as they exclude items such as certain non-interest income and expenses that management believes are not indicative of our primary business operating results. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 25 through 28, respectively.
Table 25: Tangible Book Value Per Share

	As of March 31, 2025	As of December 31, 2024
	(In thousands, except per share data)
Book value per share: A/B	$20.40	$19.92
Tangible book value per share: (A-C-D)/B	13.15	12.68
(A) Total equity	$4,042,555	$3,961,025
(B) Shares outstanding	198,206	198,882
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	38,280	40,327
Table 26: Return on Average Assets, As Adjusted

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Return on average assets: A/D	2.07%	1.78%
Return on average assets, as adjusted: (A+C)/D	2.01	1.76
Return on average assets excluding intangible amortization: B/(D-E)	2.24	1.93
(A) Net income	$115,209	$100,109
Intangible amortization after-tax	1,547	1,605
(B) Earnings excluding intangible amortization	$116,756	$101,714
(C) Adjustments after-tax	$(3,274)	$(914)
(D) Average assets	22,548,835	22,683,259
(E) Average goodwill, core deposits and other intangible assets	1,437,515	1,445,902
Table 27: Return on Average Equity, As Adjusted

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Return on average equity: A/D	11.75%	10.64%
Return on average common equity, as adjusted: (A+C)/D	11.41	10.54
Return on average tangible common equity: A/(D-E)	18.39	17.22
Return on average tangible equity excluding intangible amortization: B/(D-E)	18.64	17.50
Return on average tangible common equity, as adjusted: (A+C)/(D-E)	17.87	17.07
(A) Net income	$115,209	$100,109
(B) Earnings excluding intangible amortization	116,756	101,714
(C) Adjustments after-tax	(3,274)	(914)
(D) Average equity	3,977,671	3,783,652
(E) Average goodwill, core deposits and other intangible assets	1,437,515	1,445,902

Table 28: Tangible Equity to Tangible Assets

	As of March 31, 2025	As of December 31, 2024
	(Dollars in thousands)
Equity to assets: B/A	17.58%	17.61%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	12.09	11.98
(A) Total assets	$22,992,203	$22,490,748
(B) Total equity	4,042,555	3,961,025
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	38,280	40,327
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
Table 29: Efficiency Ratio, As Adjusted

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Net interest income (A)	$214,656	$204,590
Non-interest income (B)	45,426	41,799
Non-interest expense (C)	112,928	111,496
FTE Adjustment (D)	2,534	892
Amortization of intangibles (E)	2,047	2,478
Adjustments:
Non-interest income:
Fair value adjustment for marketable securities	$442	$1,003
Special dividend from equity investment	3,891	—
(Loss) gain on OREO, net	(376)	17
Loss on branches, equipment and other assets, net	(163)	(8)
BOLI death benefits	—	162
Total non-interest income adjustments (F)	$3,794	$1,174
Non-interest expense:
Total non-interest expense adjustments (G)	$—	$—
Efficiency ratio (reported): ((C-E)/(A+B+D))	42.22%	44.22%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	42.84	44.43
Recently Issued Accounting Pronouncements
See Note 21 to the Condensed Notes to Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Liquidity and Market Risk Management
At March 31, 2025, we held $2.63 billion in assets that could be used for liquidity purposes, which we refer to as net available internal liquidity. This balance consisted of $1.50 billion in unpledged investment securities which could be used for additional secured borrowing capacity, $943.3 million in cash on deposit with the Federal Reserve Bank ("FRB") and $183.6 million in other liquid cash accounts.
Consistent with our practice of maintaining access to significant external liquidity, we had $3.25 billion in net available sources of borrowed funds, which we refer to as net available external liquidity, as of March 31, 2025. This included $4.89 billion in total borrowing capacity with the Federal Home Loan Bank ("FHLB"), of which $1.93 billion has been drawn upon in the ordinary course of business, resulting in $2.96 billion in net available liquidity with the FHLB as of March 31, 2025. The $1.93 billion consisted of $600.0 million in outstanding FHLB advances and $1.33 billion used for pledging purposes. We also had access to approximately $191.5 million available borrowing capacity from the Discount Window. As of March 31, 2025, the Company also had access to $55.0 million from First National Bankers’ Bank ("FNBB"), and $45.0 million from other various external sources.
Overall, we had $5.88 billion net available liquidity as of March 31, 2025, which consisted of $2.63 billion of net available internal liquidity and $3.25 billion in net available external liquidity. Details on our available liquidity as of March 31, 2025 are available below.
Table 30: Available Liquidity

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unpledged investment securities (market value)	$1,498,832	$—	$1,498,832
Cash at FRB	943,271	—	943,271
Other liquid cash accounts	183,550	—	183,550
Total Internal Liquidity	2,625,653	—	2,625,653
External Sources
FHLB	4,888,138	1,929,496	2,958,642
FRB Discount Window	191,465	—	191,465
FNBB	55,000	—	55,000
Other	45,000	—	45,000
Total External Liquidity	5,179,603	1,929,496	3,250,107
Total Available Liquidity	$7,805,256	$1,929,496	$5,875,760

We have continued to limit our exposure to uninsured deposits and have been actively monitoring this exposure in light of the current banking environment. As of March 31, 2025, we held approximately $8.51 billion in uninsured deposits of which $678.5 million were intercompany subsidiary deposit balances and $3.13 billion were collateralized deposits, for a net position of $4.70 billion. This represented approximately 26.8% of total deposits. In addition, net available liquidity exceeded uninsured and uncollateralized deposits by $1.17 billion as of March 31, 2025.
Table 31: Uninsured Deposits

(in thousands)	As of March 31, 2025
Uninsured Deposits	$8,511,277
Intercompany Subsidiary and Affiliate Balances	678,464
Collateralized Deposits	3,129,411
Net Uninsured Position	$4,703,402

Total Available Liquidity	5,875,760
Net Uninsured Position	4,703,402
Net Available Liquidity in Excess of Uninsured Deposits	$1,172,358

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At March 31, 2025, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 32 presents our sensitivity to net interest income as of March 31, 2025 and March 31, 2024.
Table 32: Sensitivity of Net Interest Income

	Percentage Change from Base	Percentage Change from Base	March 31,
Interest Rate Scenario	March 31, 2025	March 31, 2024	2025 vs. 2024
Up 200 basis points	11.00%	9.43%	1.57%
Up 100 basis points	5.61	4.84	0.77
Down 100 basis points	(6.24)	(5.81)	(0.43)
Down 200 basis points	(12.22)	(11.95)	(0.27)
There have been no material changes in our market risk exposure from March 31, 2024 to March 31, 2025. Our balance sheet mix has remained consistent. The target rate changes by the Federal Reserve have impacted our earnings, but our net interest income exposure is still within our current guidelines. The Federal Reserve reduced the target rate three times during 2024. First, on September 18, 2024, the target rate was reduced to 4.75% to 5.00%, second, on November 7, 2024, the target rate was reduced to 4.50% to 4.75% and third, on December 18, 2024, the target rate was reduced to 4.25% to 4.50%. As of March 31, 2025, the Federal Reserve has not changed the rates during 2025.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2025, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1: Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiaries are a party or of which any of their property is the subject.
Item 1A: Risk Factors
There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2024. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2025, the Company utilized a portion of its stock repurchase program which was most recently amended and re-approved by the Board of Directors on January 17, 2025, authorizing the repurchase of up 20,000,000 shares of the Company's common stock. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 through January 31, 2025	290,000	$30.21	290,000	19,710,000
February 1 through February 28, 2025	360,000	30.16	360,000	19,350,000
March 1 through March 31, 2025	350,000	28.72	350,000	19,000,000
Total	1,000,000		1,000,000
(1)The above described stock repurchase program has no expiration date.
Item 3: Defaults Upon Senior Securities
Not applicable.
Item 4: Mine Safety Disclosures
Not applicable.
Item 5: Other Information
During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

3.12	Eleventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc.*

3.13	Amended and Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K filed on January 28, 2021)

3.14	Amendment to the Amended and Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K filed on April 22, 2022)

4.1	Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.12 of the Company’s registration statement on Form S-3ASR (File No. 333-261495))

4.2	Instruments defining the rights of security holders including indentures. Home BancShares hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of Home BancShares and its consolidated subsidiaries. No issuance of debt exceeds ten percent of the assets of Home BancShares and its subsidiaries on a consolidated basis.

10.1
Second Amendment to Executive Chairman Agreement by and between John W. Allison and Home BancShares, Inc., dated February 7, 2025 (incorporated by reference from Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed February 27, 2025)

10.2
Retirement Agreement by and between Tracy M. French and Home BancShares, Inc., dated February 27, 2025 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed February 28, 2025)

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
HOME BANCSHARES, INC.
(Registrant)

Date:	May 5, 2025	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	May 5, 2025	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	May 5, 2025	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer