Form 10-Q/A
period 2025-03-31
HOME BANCSHARES INC
filed 2025-05-07
CIK 1331520

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
Common Stock Issued and Outstanding: 197,463,921 shares as of May 2, 2025.

EXPLANATORY NOTE
Home BancShares, Inc. (the “Company”) is filing this amendment (the “Amendment”) to its Quarterly Report Form 10-Q for the quarter ended March 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on May 5, 2025 (the “Original Report”), solely for the purpose of correcting a typographical error in the carrying amount of loans receivable, net of impaired loans and allowance, as of December 31, 2024, reported in the fair value table in Note 19 to the Condensed Notes to Consolidated Financial Statements on page 51 of the Original Report. The carrying amount was inadvertently reported as $12,244,458, instead of the correct amount of $14,244,458. In accordance with applicable Compliance and Disclosure Interpretations published by the SEC Staff, this Amendment restates the Original Report in its entirety. Except for the correction described above, no other changes have been made to the information presented in the Original Report. This correction has no impact on the review report issued by Forvis Mazars, LLP, dated May 5, 2025, with respect to the Company’s condensed consolidated financial statements as of and for the three-month periods ended March 31, 2025 and 2024, and the related notes to the financial statements.

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

	March 31, 2025
		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,295,730	$1,295,730	$—	$—	$1,295,730
Federal funds sold	6,275	6,275		—	6,275
Investment securities - held-to-maturity	1,269,896	—	1,153,262	—	1,153,262
Loans receivable, net of impaired loans and allowance	14,451,006	—	—	14,487,545	14,487,545
Accrued interest receivable	115,983	115,983	—	—	115,983
FHLB, Federal Reserve & FNBB stock; other equity investments	228,621	—	—	228,621	228,621
Marketable equity securities	49,395	49,395	—	—	49,395
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,079,289	$4,079,289	$—	$—	$4,079,289
Savings and interest-bearing transaction accounts	11,586,106	11,586,106	—	—	11,586,106
Time deposits	1,876,096	—	—	1,861,185	1,861,185
Securities sold under agreements to repurchase	161,401	161,401	—	—	161,401
FHLB and other borrowed funds	600,500	—	565,740	—	565,740
Accrued interest payable	15,759	15,759	—	—	15,759
Subordinated debentures	439,102	—	—	412,969	412,969

	December 31, 2024
		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$910,347	$910,347	$—	$—	$910,347
Federal funds sold	3,725	3,725	—	—	3,725
Investment securities - held-to-maturity	1,275,204	—	1,142,940	—	1,142,940
Loans receivable, net of impaired loans and allowance	14,244,458	—	—	14,207,935	14,207,935
Accrued interest receivable	120,129	120,129	—	—	120,129
FHLB, Federal Reserve & FNBB stock; other equity investments	226,910	—	—	226,910	226,910
Marketable equity securities	48,954	48,954	—	—	48,954
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,006,115	$4,006,115	$—	$—	$4,006,115
Savings and interest-bearing transaction accounts	11,347,850	11,347,850	—	—	11,347,850
Time deposits	1,792,332	—	—	1,781,156	1,781,156
Securities sold under agreements to repurchase	162,350	162,350	—	—	162,350
FHLB and other borrowed funds	600,750	—	556,095	—	556,095
Accrued interest payable	20,186	20,186	—	—	20,186
Subordinated debentures	439,246	—	—	375,887	375,887
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
HOME BANCSHARES, INC.
(Registrant)

Date:	May 7, 2025	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	May 7, 2025	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	May 7, 2025	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer