Form 10-Q
period 2025-06-30
HOME BANCSHARES INC
filed 2025-08-05
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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
Common Stock Issued and Outstanding: 197,078,657 shares as of August 4, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of our statements contained in this document, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation," are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to expectations, beliefs, projections, future financial performance, future plans and strategies, and anticipated events or trends, and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, including through potential acquisitions, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like "may," "plan," "contemplate," "anticipate," "believe," "intend," "continue," "expect," "project," "predict," "estimate," "could," "should," "would," and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:
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
All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the "Risk Factors" section of our Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 27, 2025 and this Form 10-Q.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$291,344	$281,063
Interest-bearing deposits with other banks	809,729	629,284
Cash and cash equivalents	1,101,073	910,347
Fed funds sold	2,600	3,725
Investment securities — available-for-sale, net of allowance for credit losses of $2,195 at both June 30, 2025 and December 31, 2024 (amortized cost of $3,210,489 and $3,410,272 at June 30, 2025 and December 31, 2024, respectively)	2,899,968	3,072,639
Investment securities — held-to-maturity, net of allowance for credit losses of $2,005 at both June 30, 2025 and December 31, 2024	1,265,292	1,275,204
Total investment securities	4,165,260	4,347,843
Loans receivable	15,180,624	14,764,500
Allowance for credit losses	(281,869)	(275,880)
Loans receivable, net	14,898,755	14,488,620
Bank premises and equipment, net	379,729	386,322
Foreclosed assets held for sale	41,529	43,407
Cash value of life insurance	218,113	219,786
Accrued interest receivable	107,732	120,129
Deferred tax asset, net	174,323	186,697
Goodwill	1,398,253	1,398,253
Core deposit intangibles	36,255	40,327
Other assets	383,400	345,292
Total assets	$22,907,022	$22,490,748
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$4,024,574	$4,006,115
Savings and interest-bearing transaction accounts	11,571,949	11,347,850
Time deposits	1,891,909	1,792,332
Total deposits	17,488,432	17,146,297
Securities sold under agreements to repurchase	140,813	162,350
FHLB and other borrowed funds	550,500	600,750
Accrued interest payable and other liabilities	203,004	181,080
Subordinated debentures	438,957	439,246
Total liabilities	18,821,706	18,529,723
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 400,000,000 in 2025 and 300,000,000 in 2024; shares issued and outstanding 197,238,657 in 2025 and 198,882,402 in 2024	1,972	1,989
Capital surplus	2,221,576	2,272,794
Retained earnings	2,097,712	1,942,350
Accumulated other comprehensive loss	(235,944)	(256,108)
Total stockholders’ equity	4,085,316	3,961,025
Total liabilities and stockholders’ equity	$22,907,022	$22,490,748
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
	(Unaudited)
Interest income:
Loans	$276,041	$274,324	$546,825	$539,618
Investment securities
Taxable	26,444	32,587	53,877	65,816
Tax-exempt	7,626	7,769	15,276	15,572
Deposits – other banks	8,951	12,564	15,571	23,092
Federal funds sold	53	59	108	120
Total interest income	319,115	327,303	631,657	644,218
Interest expense:
Interest on deposits	88,489	95,741	175,275	188,289
FHLB and other borrowed funds	5,539	14,255	11,441	28,531
Securities sold under agreements to repurchase	1,012	1,363	2,086	2,767
Subordinated debentures	4,123	4,122	8,247	8,219
Total interest expense	99,163	115,481	197,049	227,806
Net interest income	219,952	211,822	434,608	416,412
Provision for credit losses on loans	3,000	8,000	3,000	13,500
Recovery of credit losses on unfunded commitments	—	—	—	(1,000)
Total credit loss expense	3,000	8,000	3,000	12,500
Net interest income after credit loss expense	216,952	203,822	431,608	403,912
Non-interest income:
Service charges on deposit accounts	9,552	9,714	19,202	19,400
Other service charges and fees	12,643	10,679	23,332	20,868
Trust fees	5,234	4,722	9,994	9,788
Mortgage lending income	4,780	4,276	8,379	7,834
Insurance commissions	589	565	1,124	1,073
Increase in cash value of life insurance	1,415	1,279	3,257	2,474
Dividends from FHLB, FRB, FNBB & other	2,657	2,998	5,375	6,005
Gain on sale of SBA loans	—	56	288	254
Gain on sale of branches, equipment and other assets, net	972	2,052	809	2,044
Gain (loss) on OREO, net	13	49	(363)	66
Fair value adjustment for marketable securities	(238)	(274)	204	729
Other income	13,462	6,658	24,904	14,038
Total non-interest income	51,079	42,774	96,505	84,573
Non-interest expense:
Salaries and employee benefits	64,318	60,427	126,173	121,337
Occupancy and equipment	14,023	14,408	28,448	28,959
Data processing expense	8,364	8,935	16,922	18,082
Other operating expenses	29,335	29,415	57,425	56,303
Total non-interest expense	116,040	113,185	228,968	224,681
Income before income taxes	151,991	133,411	299,145	263,804
Income tax expense	33,588	31,881	65,533	62,165
Net income	$118,403	$101,530	$233,612	$201,639
Basic earnings per share	$0.60	$0.51	$1.18	$1.00
Diluted earnings per share	$0.60	$0.51	$1.18	$1.00
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
	(Unaudited)
Net income	$118,403	$101,530	$233,612	$201,639
Net unrealized (loss) gain on available-for-sale securities	(14,600)	15,394	27,108	(14,241)
Other comprehensive (loss) income before tax effect	(14,600)	15,394	27,108	(14,241)
Tax effect on other comprehensive loss (income)	3,196	(5,768)	(6,944)	1,517
Other comprehensive (loss) income	(11,404)	9,626	20,164	(12,724)
Comprehensive income	$106,999	$111,156	$253,776	$188,915
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2025
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2025	$1,989	$2,272,794	$1,942,350	$(256,108)	$3,961,025
Comprehensive income:
Net income	—	—	115,209	—	115,209
Other comprehensive income	—	—	—	31,568	31,568
Net issuance of 71,734 shares of common stock from exercise of stock options	1	526	—	—	527
Repurchase of 1,000,000 shares of common stock	(10)	(29,689)	—	—	(29,699)
Share-based compensation net issuance of 252,000 shares of restricted common stock	2	2,798	—	—	2,800
Excise tax from repurchase of common stock	—	(117)	—	—	(117)
Cash dividends – Common Stock, $0.195 per share	—	—	(38,758)	—	(38,758)
Balances at March 31, 2025 (unaudited)	$1,982	$2,246,312	$2,018,801	$(224,540)	$4,042,555
Comprehensive income:
Net income	—	—	118,403	—	118,403
Other comprehensive loss	—	—	—	(11,404)	(11,404)
Net issuance of 34,521 shares of common stock from exercise of stock options	—	75	—	—	75
Repurchase of 1,000,000 shares of common stock	(10)	(27,008)	—	—	(27,018)
Share-based compensation net forfeiture of 2,000 shares of restricted common stock	—	2,656	—	—	2,656
Excise tax from repurchase of common stock	—	(459)	—	—	(459)
Cash dividends – Common Stock, $0.20 per share	—	—	(39,492)	—	(39,492)
Balances at June 30, 2025 (unaudited)	$1,972	$2,221,576	$2,097,712	$(235,944)	$4,085,316
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2024
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2024	$2,015	$2,348,023	$1,690,112	$(249,075)	$3,791,075
Comprehensive income:
Net income	—	—	100,109	—	100,109
Other comprehensive loss	—	—	—	(22,350)	(22,350)
Net issuance of 76,542 shares of common stock from exercise of stock options	1	670	—	—	671
Repurchase of 1,025,934 shares of common stock	(10)	(24,007)	—	—	(24,017)
Share-based compensation net issuance of 219,750 shares of restricted common stock	2	2,273	—	—	2,275
Excise tax from repurchase of common stock	—	(135)	—	—	(135)
Cash dividends – Common Stock, $0.18 per share	—	—	(36,227)	—	(36,227)
Balances at March 31, 2024 (unaudited)	$2,008	$2,326,824	$1,753,994	$(271,425)	$3,811,401
Comprehensive income:
Net income	—	—	101,530	—	101,530
Other comprehensive income	—	—	—	9,626	9,626
Net issuance of 149,507 shares of common stock from exercise of stock options	1	(2)	—	—	(1)
Repurchase of 1,400,094 shares of common stock	(14)	(32,590)	—	—	(32,604)
Share-based compensation net forfeiture of 200,000 shares of restricted common stock	2	1,946	—	—	1,948
Excise tax from repurchase of common stock	—	(285)	—	—	(285)
Cash dividends – Common Stock, $0.18 per share	—	—	(36,112)	—	(36,112)
Balances at June 30, 2024 (unaudited)	$1,997	$2,295,893	$1,819,412	$(261,799)	$3,855,503
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2025	2024
	(Unaudited)
Operating Activities
Net income	$233,612	$201,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	14,318	14,714
Increase in value of equity securities	(204)	(729)
Increase in value of equity method investments	(8,958)	(1,461)
Amortization of securities, net	6,545	7,572
Accretion of purchased loans	(2,611)	(4,645)
Share-based compensation	5,456	4,223
Gain on assets	(1,977)	(2,364)
Provision for credit losses - loans	3,000	13,500
Recovery of credit losses - unfunded commitments	—	(1,000)
Deferred income tax effect	5,430	3,640
Increase in cash value of life insurance	(3,257)	(2,474)
Originations of mortgage loans held for sale	(349,313)	(289,488)
Proceeds from sales of mortgage loans held for sale	293,136	302,018
Changes in assets and liabilities:
Accrued interest receivable	12,397	(2,018)
Other assets	(34,086)	(22,561)
Accrued interest payable and other liabilities	21,924	36,358
Net cash provided by operating activities	195,412	256,924
Investing Activities
Net decrease in federal funds sold	1,125	5,100
Net increase in loans	(361,119)	(385,557)
Purchases of investment securities – available-for-sale	(19,521)	(5,100)
Proceeds from maturities of investment securities – available-for-sale	212,672	146,479
Proceeds from maturities of investment securities – held-to-maturity	9,995	3,239
Purchases of equity securities	(5,000)	—
Redemption (purchase) of other investments	10,152	(1,858)
Purchases for improvements to foreclosed assets	(2,747)	—
Proceeds from sale of foreclosed assets	7,014	938
Proceeds from sale of SBA loans	4,308	3,586
Purchases of premises and equipment	(14,882)	(11,902)
Proceeds from sale of premises and equipment	11,749	12,829
Return (purchase) of investment on cash value of life insurance, net	6,161	(1,218)
Net cash used in investing activities	(140,093)	(233,464)
Financing Activities
Net increase in deposits	342,135	168,092
Net decrease in securities sold under agreements to repurchase	(21,537)	(4,089)
Decrease in FHLB and other borrowed funds	(50,250)	(1,400,250)
Increase in FHLB and other borrowed funds	—	1,400,000
Proceeds from exercise of stock options, net	602	670
Repurchase of common stock	(57,293)	(57,041)
Dividends paid on common stock	(78,250)	(72,339)
Net cash provided by financing activities	135,407	35,043
Net change in cash and cash equivalents	190,726	58,503
Cash and cash equivalents – beginning of year	910,347	1,000,213
Cash and cash equivalents – end of period	$1,101,073	$1,058,716
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Home BancShares, Inc. (the "Company" or "HBI") is a bank holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its wholly-owned community bank subsidiary – Centennial Bank (sometimes referred to as "Centennial" or the "Bank"). The Bank has branch locations in Arkansas, Florida, South Alabama, Texas and New York City. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
A summary of the significant accounting policies of the Company follows:
Operating Segments
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Bank is the only significant subsidiary upon which management makes decisions regarding how to allocate resources and assess performance. Each of the regions and branches of the Bank provide a group of similar banking services, including such products and services as commercial, real estate and consumer loans, time deposits, checking and savings accounts. The individual bank branches and regions have similar operating and economic characteristics. While the chief operating decision maker monitors the revenue streams of the various products, services, branch locations and regions, operations are managed, and financial performance is evaluated on a company-wide basis. Accordingly, all of the banking services and branch locations are considered by management to be aggregated into one reportable operating segment.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank ("FRB") and interest-bearing deposits with other banks. Included in cash and cash equivalents were $7.1 million and $15.4 million of restricted cash as of June 30, 2025 and December 31, 2024, respectively.

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

The allowance for credit losses is measured based on call report segment as these types of loans exhibit similar risk characteristics. The identified loan segments are as follows:
•1-4 family residential construction loans
•Other construction loans and all land development and other land loans
•Loans secured by farmland (including farm residential and other improvements)
•Revolving, open-end loans secured by 1-4 family residential properties and extended under lines
•Secured by first liens
•Secured by junior liens
•Secured by multifamily (5 or more) residential properties
•Loans secured by owner-occupied, nonfarm nonresidential properties
•Loans secured by other nonfarm nonresidential properties
•Loans to finance agricultural production and other loans to farmers
•Commercial and industrial loans
•Other revolving credit plans
•Automobile loans
•Other consumer loans
•Other consumer loans - Shore Premier Finance
•Obligations (other than securities and leases) of states and political subdivisions in the US
•Loans to nondepository financial institutions
•Loans for purchasing or carrying securities
•All other loans
•Leases
Loans considered to be collateral dependent, according to ASC 326, are loans for which repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on the Company's assessment as of the reporting date. The aggregate amount of collateral shortfall on such loans is utilized in evaluating the adequacy of the allowance for credit losses and amount of provisions thereto. Losses on collateral dependent loans are charged against the allowance for credit losses when in the process of collection, it appears likely that such losses will be realized. The accrual of interest on collateral dependent loans is discontinued when, in management’s opinion the collection of interest is doubtful or generally when loans are 90 days or more past due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$118,403	$101,530	$233,612	$201,639
Average shares outstanding	197,532	200,319	198,091	200,765
Effect of common stock options	233	146	198	144
Average diluted shares outstanding	197,765	200,465	198,289	200,909
Basic earnings per share	$0.60	$0.51	$1.18	$1.00
Diluted earnings per share	$0.60	$0.51	$1.18	$1.00
The impact of anti-dilutive shares to the diluted earnings per share calculation was considered immaterial for the periods ended June 30, 2025 and 2024.

2. Investment Securities
The following table summarizes the amortized cost and fair value of securities that are classified as available-for-sale and held-to-maturity:

	June 30, 2025
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$273,953	$—	$273,953	$1,325	$(10,314)	$264,964
U.S. government-sponsored mortgage-backed securities	1,409,549	—	1,409,549	1,246	(171,466)	1,239,329
Private mortgage-backed securities	166,271	—	166,271	—	(10,689)	155,582
Non-government-sponsored asset backed securities	185,024	—	185,024	257	(1,738)	183,543
State and political subdivisions	948,086	—	948,086	246	(103,071)	845,261
Other securities	227,606	(2,195)	225,411	936	(15,058)	211,289
Total	$3,210,489	$(2,195)	$3,208,294	$4,010	$(312,336)	$2,899,968

	June 30, 2025
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,699	$—	$43,699	$—	$(2,091)	$41,608
U.S. government-sponsored mortgage-backed securities	120,541	—	120,541	6	(5,303)	115,244
State and political subdivisions	1,103,057	(2,005)	1,101,052	23	(130,927)	970,148
Total	$1,267,297	$(2,005)	$1,265,292	$29	$(138,321)	$1,127,000

	December 31, 2024
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$297,698	$—	$297,698	$1,164	$(14,072)	$284,790
U.S. government-sponsored mortgage-backed securities	1,527,463	—	1,527,463	760	(203,539)	1,324,684
Private mortgage-backed securities	184,643	—	184,643	—	(13,249)	171,394
Non-government-sponsored asset backed securities	228,751		228,751	331	(3,434)	225,648
State and political subdivisions	956,055	—	956,055	335	(86,029)	870,361
Other securities	215,662	(2,195)	213,467	576	(18,281)	195,762
Total	$3,410,272	$(2,195)	$3,408,077	$3,166	$(338,604)	$3,072,639

	December 31, 2024
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,560	$—	$43,560	$—	$(3,021)	$40,539
U.S. government-sponsored mortgage-backed securities	124,169	—	124,169	—	(6,695)	117,474
State and political subdivisions	1,109,480	(2,005)	1,107,475	39	(122,587)	984,927
Total	$1,277,209	$(2,005)	$1,275,204	$39	$(132,303)	$1,142,940
Assets, principally investment securities, having a carrying value of approximately $2.68 billion and $2.61 billion at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $140.8 million and $162.4 million at June 30, 2025 and December 31, 2024, respectively.
The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2025, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$32,120	$31,736	$—	$—
Due after one year through five years	269,487	257,215	61,485	59,214
Due after five years through ten years	365,430	337,362	383,335	349,945
Due after ten years	782,608	695,201	701,936	602,597
U.S. government-sponsored mortgage-backed securities	1,409,549	1,239,329	120,541	115,244
Private mortgage-backed securities	166,271	155,582	—	—
Non-government-sponsored asset backed securities	185,024	183,543	—	—
Total	$3,210,489	$2,899,968	$1,267,297	$1,127,000
During the three and six months ended June 30, 2025 and 2024, no available-for-sale securities were sold.

The following table shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$13,552	$(134)	$163,744	$(10,180)	$177,296	$(10,314)
U.S. government-sponsored mortgage-backed securities	47,193	(371)	1,131,637	(171,095)	1,178,830	(171,466)
Private mortgage-backed securities	9,656	(11)	145,926	(10,678)	155,582	(10,689)
Non-government-sponsored asset backed securities	13,916	(9)	69,888	(1,729)	83,804	(1,738)
State and political subdivisions	57,154	(2,364)	728,273	(100,707)	785,427	(103,071)
Other securities	3,510	(58)	181,636	(15,000)	185,146	(15,058)
Total	$144,981	$(2,947)	$2,421,104	$(309,389)	$2,566,085	$(312,336)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$41,608	$(2,091)	$41,608	$(2,091)
U.S. government-sponsored mortgage-backed securities	47,304	(1,172)	60,994	(4,131)	108,298	(5,303)
State and political subdivisions	25,317	(1,223)	942,581	(129,704)	967,898	(130,927)
Total	$72,621	$(2,395)	$1,045,183	$(135,926)	$1,117,804	$(138,321)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$25,946	$(326)	$161,759	$(13,746)	$187,705	$(14,072)
U.S. government-sponsored mortgage-backed securities	34,597	(1,088)	1,215,317	(202,451)	1,249,914	(203,539)
Private mortgage-backed securities	9,491	(129)	161,903	(13,120)	171,394	(13,249)
Non-government-sponsored asset backed securities	10,849	(60)	92,857	(3,374)	103,706	(3,434)
State and political subdivisions	46,591	(1,230)	761,289	(84,799)	807,880	(86,029)
Other securities	7,157	(911)	173,204	(17,370)	180,361	(18,281)
Total	$134,631	$(3,744)	$2,566,329	$(334,860)	$2,700,960	$(338,604)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$40,539	$(3,021)	$40,539	$(3,021)
U.S. government-sponsored mortgage-backed securities	48,254	(1,979)	69,220	(4,716)	117,474	(6,695)
State and political subdivisions	29,612	(1,037)	954,335	(121,550)	983,947	(122,587)
Total	$77,866	$(3,016)	$1,064,094	$(129,287)	$1,141,960	$(132,303)

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
During the three and six months ended June 30, 2025, the Company determined the $2.2 million allowance for credit losses on the available-for-sale portfolio and the $2.0 million allowance for credit losses on the held-to-maturity portfolio were adequate. Therefore, no additional provision was considered necessary.

Available-for-Sale Investment Securities
	June 30, 2025	December 31, 2024
Allowance for credit losses:	(In thousands)
Beginning balance, January 1	$2,195	$2,525
Provision for credit loss	—	—
Balance, June 30	$2,195	$2,525
Recovery of credit loss		(330)
Balance, December 31, 2024		$2,195

Held-to-Maturity Investment Securities
	June 30, 2025	December 31, 2024
Allowance for credit losses:	(In thousands)
Beginning balance, January 1	$2,005	$2,005
Provision for credit loss	—	—
Balance, June 30	$2,005	$2,005
Provision for credit loss		—
Balance, December 31, 2024		$2,005

For the six months ended June 30, 2025, the Company had available-for-sale investment securities with approximately $312.3 million in unrealized losses, of which $309.4 million had been in continuous loss positions for more than twelve months. With the exception of certain subordinated debt investment securities which were downgraded during 2023 resulting in the allowance, the Company’s assessments indicated the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 38.7% of the principal balance from the Company’s investment portfolio will mature or are expected to pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
As of June 30, 2025, the Company's available-for-sale securities portfolio consisted of 1,495 investment securities, 1,260 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $312.3 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $10.3 million on 56 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained $171.5 million of unrealized losses on 626 securities, and the private mortgage-backed securities portfolio contained $10.7 million of unrealized losses on 32 securities. The non-government-sponsored asset backed securities portfolio contained $1.7 million of unrealized losses on 21 securities. The state and political subdivisions portfolio contained $103.1 million of unrealized losses on 462 securities. In addition, the other securities portfolio contained $15.1 million of unrealized losses on 63 securities. With the exception of the investments for which an allowance for credit losses has been established, the unrealized losses on the Company's investments were primarily a result of interest rate changes, and the Company expects to recover the amortized cost basis over the term of the securities. The Company has determined that, as of June 30, 2025, an additional provision for credit losses is not necessary because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
As of June 30, 2025, the Company's held-to-maturity securities portfolio consisted of 513 investment securities, 502 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $138.3 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $2.1 million on 5 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained unrealized losses of $5.3 million on 19 securities. The state and political subdivisions portfolio contained $130.9 million of unrealized losses on 478 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, the Company has determined that an additional provision for credit losses was not necessary as of June 30, 2025.
The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of June 30, 2025:

	State and political subdivisions	U.S. government-sponsored enterprises	U.S. government-sponsored mortgage-backed securities	Total
	(In thousands)
Aaa/AAA	$233,665	$43,699	$—	$277,364
Aa/AA	831,248	—	—	831,248
A	32,583	—	—	32,583
Not rated	5,561	—	—	5,561
Agency Backed	—	—	120,541	120,541
Total	$1,103,057	$43,699	$120,541	$1,267,297

Income earned on securities for the three months ended June 30, 2025 and 2024, is as follows:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Taxable
Available-for-sale	$19,032	$25,127	$39,092	$50,889
Held-to-maturity	7,412	7,460	14,785	14,927
Non-taxable
Available-for-sale	4,579	4,664	9,159	9,359
Held-to-maturity	3,047	3,105	6,117	6,213
Total	$34,070	$40,356	$69,153	$81,388
3. Loans Receivable
The various categories of loans receivable are summarized as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,553,182	$5,426,780
Construction/land development	2,695,561	2,736,214
Agricultural	315,926	336,993
Residential real estate loans
Residential 1-4 family	2,138,990	1,956,489
Multifamily residential	620,439	496,484
Total real estate	11,324,098	10,952,960
Consumer	1,218,834	1,234,361
Commercial and industrial	2,107,326	2,022,775
Agricultural	323,457	367,251
Other	206,909	187,153
Total loans receivable	15,180,624	14,764,500
Allowance for credit losses	(281,869)	(275,880)
Loans receivable, net	$14,898,755	$14,488,620
During the three months ended June 30, 2025, the Company did not sell any guaranteed portions of SBA loans. During the six months ended June 30, 2025, the Company sold $4.0 million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $288,000. During the three months ended June 30, 2024, the Company sold $576,469 guaranteed portions of certain SBA loans, which resulted in a gain of approximately $56,000. During the six months ended June 30, 2024, the Company sold $3.3 million guaranteed portions of certain SBA loans, which resulted in a gain of approximately $254,000.

Mortgage loans held for sale of approximately $154.9 million and $98.7 million at June 30, 2025 and December 31, 2024, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. The Company regularly sells mortgages into the capital markets to mitigate the effects of interest rate volatility during the period from the time an interest rate lock commitment ("IRLC") is issued until the IRLC funds creating a mortgage loan held for sale and its subsequent sale into the secondary/capital markets. Loan sales are typically executed on a mandatory basis. Under a mandatory commitment, the Company agrees to deliver a specified dollar amount with predetermined terms by a certain date. Generally, the commitment is not loan specific, and any combination of loans can be delivered into the outstanding commitment provided the terms fall within the parameters of the commitment. Upon failure to deliver, the Company is subject to fees based on market movement. These commitments and IRLCs are derivative instruments and their fair values at June 30, 2025 and December 31, 2024 were not material.
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated ("PCD") loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $55.2 million and $76.3 million in PCD loans, as of June 30, 2025 and December 31, 2024, respectively. The balance, as of June 30, 2025, results entirely from the acquisition of Happy Bancshares, Inc. ("Happy") in 2022.
A description of our accounting policies for loans and impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) are set forth in our 2024 Form 10-K filed with the SEC on February 27, 2025.
4. Allowance for Credit Losses, Credit Quality and Other
The Company uses the discounted cash flow ("DCF") method to estimate expected losses for all of Company’s loan pools. These pools are as follows: construction & land development; other commercial real estate; residential real estate; commercial & industrial; and consumer & other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.
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

Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. Management determined the models in use as of December 31, 2024 were appropriate for use in 2025. The identified loss drivers by segment are included below as of both June 30, 2025 and December 31, 2024.

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
The combination of adjustments for credit expectations (default and loss) and time expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows ("NPV"). An allowance for credit loss is established for the difference between the instrument’s NPV and amortized cost basis.
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
During the three and six months ended June 30, 2025, the Company recorded $3.0 million in provision for credit losses on loans. In addition, management determined that a provision was not necessary for the unfunded commitments as the current level of the reserve was considered adequate. During the three and six months ended June 30, 2024, the Company recorded $8.0 million and $13.5 million in provision for credit losses on loans, respectively. In addition, during the six months ended June 30, 2024, the Company recovered $1.0 million in provision for unfunded commitments.
The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$48,176	$86,285	$53,408	$60,122	$31,953	$279,944
Loans charged off	(70)	(19)	(54)	(2,369)	(1,559)	(4,071)
Recoveries of loans previously charged off	416	1,629	12	615	324	2,996
Net loans recovered (charged off)	346	1,610	(42)	(1,754)	(1,235)	(1,075)
Provision for credit losses	(1,781)	(3,616)	4,606	2,213	1,578	3,000
Balance, June 30	$46,741	$84,279	$57,972	$60,581	$32,296	$281,869

	Six Months Ended June 30, 2025
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$52,271	$91,315	$50,835	$49,621	$31,838	$275,880
Loans charged off	(70)	(2,319)	(129)	(2,530)	(2,481)	(7,529)
Recoveries of loans previously charged off	541	7,789	63	1,573	552	10,518
Net loans recovered (charged off)	471	5,470	(66)	(957)	(1,929)	2,989
Provision for credit losses	(6,001)	(12,506)	7,203	11,917	2,387	3,000
Balance, June 30	$46,741	$84,279	$57,972	$60,581	$32,296	$281,869

During the six months ended June 30, 2025, the Company reduced the level of the hurricane reserve from $33.4 million to $6.0 million as the deferred loans returned to regular payment during the year. The reduction in the hurricane reserve and the increase in the economic uncertainty related qualitative factor drove the significant changes in reserve levels between commercial real estate and commercial & industrial loans.
The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2024 and the year ended December 31, 2024:

	Three Months Ended June 30, 2024
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$35,921	$79,128	$56,903	$91,008	$27,334	$290,294
Loans charged off	(80)	(62)	(59)	(2,013)	(884)	(3,098)
Recoveries of loans previously charged off	82	5	76	259	238	660
Net loans recovered (charged off)	2	(57)	17	(1,754)	(646)	(2,438)
Provision for credit losses	22,750	7,771	(5,566)	(19,619)	2,664	8,000
Balance, June 30	$58,673	$86,842	$51,354	$69,635	$29,352	$295,856

	Six Months Ended June 30, 2024 and Year Ended December 31, 2024
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$33,877	$78,635	$55,860	$92,810	$27,052	$288,234
Loans charged off	(81)	(1,164)	(218)	(3,759)	(1,854)	(7,076)
Recoveries of loans previously charged off	89	25	95	360	629	1,198
Net loans (charged off) recovered	8	(1,139)	(123)	(3,399)	(1,225)	(5,878)
Provision for credit loss - loans	24,788	9,346	(4,383)	(19,776)	3,525	13,500
Balance, June 30	58,673	86,842	51,354	69,635	29,352	295,856
Loans charged off	(1,356)	(36,968)	(6,849)	(7,330)	(3,457)	(55,960)
Recoveries of loans previously charged off	132	34	85	268	565	1,084
Net loans (charged off) recovered	(1,224)	(36,934)	(6,764)	(7,062)	(2,892)	(54,876)
Provision for credit loss - loans	(5,178)	41,407	6,245	(12,952)	5,378	34,900
Balance, December 31	$52,271	$91,315	$50,835	$49,621	$31,838	$275,880
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

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$34,317	$27,953	$1,657
Construction/land development	1,553	—	209
Agricultural	519	—	—
Residential real estate loans
Residential 1-4 family	22,372	—	3,459
Multifamily residential	13,468	—	—
Total real estate	72,229	27,953	5,325
Consumer	12,042	4,981	34
Commercial and industrial	4,030	—	1,672
Agricultural & other	960	—	—
Total	$89,261	$32,934	$7,031

	December 31, 2024
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$35,868	$28,768	$304
Construction/land development	3,702	—	600
Agricultural	559	—	—
Residential real estate loans
Residential 1-4 family	22,539	—	1,835
Multifamily residential	13,083	—	—
Total real estate	75,751	28,768	2,739
Consumer	6,178	—	32
Commercial and industrial	10,931	—	2,263
Agricultural & other	993	—	—
Total	$93,853	$28,768	$5,034
The Company had $89.3 million and $93.9 million in nonaccrual loans as of June 30, 2025 and December 31, 2024, respectively. In addition, the Company had $7.0 million and $5.0 million in loans past due 90 days or more and still accruing as of June 30, 2025 and December 31, 2024, respectively.
The Company had $32.9 million and $28.8 million in nonaccrual loans with a specific reserve as of June 30, 2025 and December 31, 2024, respectively. Interest income recognized on the non-accrual loans for the periods ended June 30, 2025 and June 30, 2024 was considered immaterial.

The following table presents the amortized cost basis of impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) by class of loans as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$111,757	$—	$—
Construction/land development	1,762	—	—
Agricultural	519	—	—
Residential real estate loans
Residential 1-4 family	—	27,830	—
Multifamily residential	—	13,468	—
Total real estate	114,038	41,298	—
Consumer	—	—	15,044
Commercial and industrial	—	—	74,855
Agricultural & other	—	—	960
Total	$114,038	$41,298	$90,859

	December 31, 2024
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$125,861	$—	$—
Construction/land development	4,301	—	—
Agricultural	559	—	—
Residential real estate loans
Residential 1-4 family	—	26,549	—
Multifamily residential	—	13,083	—
Total real estate	130,721	39,632	—
Consumer	—	—	14,228
Commercial and industrial	—	—	82,422
Agricultural & other	—	—	993
Total	$130,721	$39,632	$97,643
The Company had $246.2 million and $268.0 million in impaired loans for the periods ended June 30, 2025 and December 31, 2024, respectively.
Interest recognized on impaired loans during the three and six months ended June 30, 2025 was approximately $3.0 million and $6.0 million, respectively. Interest recognized on impaired loans during the three and six months ended June 30, 2024 was approximately $368,000 and $737,000, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

The following is an aging analysis for loans receivable as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,836	$2,760	$35,974	$40,570	$5,512,612	$5,553,182	$1,657
Construction/land development	1,745	393	1,762	3,900	2,691,661	2,695,561	209
Agricultural	124	—	519	643	315,283	315,926	—
Residential real estate loans
Residential 1-4 family	2,199	6,852	25,831	34,882	2,104,108	2,138,990	3,459
Multifamily residential	—	—	13,468	13,468	606,971	620,439	—
Total real estate	5,904	10,005	77,554	93,463	11,230,635	11,324,098	5,325
Consumer	2,725	22	12,076	14,823	1,204,011	1,218,834	34
Commercial and industrial	7,186	1,558	5,702	14,446	2,092,880	2,107,326	1,672
Agricultural & other	1,359	744	960	3,063	527,303	530,366	—
Total	$17,174	$12,329	$96,292	$125,795	$15,054,829	$15,180,624	$7,031

	December 31, 2024
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,352	$38,944	$36,172	$79,468	$5,347,312	$5,426,780	$304
Construction/land development	369	799	4,302	5,470	2,730,744	2,736,214	600
Agricultural	90	43	559	692	336,301	336,993	—
Residential real estate loans
Residential 1-4 family	1,897	4,877	24,374	31,148	1,925,341	1,956,489	1,835
Multifamily residential	—	—	13,083	13,083	483,401	496,484	—
Total real estate	6,708	44,663	78,490	129,861	10,823,099	10,952,960	2,739
Consumer	7,046	68	6,210	13,324	1,221,037	1,234,361	32
Commercial and industrial	309	1,028	13,194	14,531	2,008,244	2,022,775	2,263
Agricultural and other	1,082	291	993	2,366	552,038	554,404	—
Total	$15,145	$46,050	$98,887	$160,082	$14,604,418	$14,764,500	$5,034
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
•Risk rating 5 – Other Loans Especially Mentioned ("OLEM"). A loan criticized as OLEM has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. OLEM assets are not adversely classified and do not expose the institution to sufficient risk to warrant adverse classification.
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

Based on the most recent analysis performed, the risk category of loans by class of loans as of June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$315	$—	$315
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	181,855	188,212	331,843	667,871	442,461	1,038,018	337,357	3,187,617
Risk rating 4	34,865	117,778	91,161	561,167	304,007	642,530	313,622	2,065,130
Risk rating 5	244	26	914	13,840	55	24,537	400	40,016
Risk rating 6	11,976	33,486	825	36,142	6,366	171,309	—	260,104
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	228,940	339,502	424,743	1,279,020	752,889	1,876,709	651,379	5,553,182
Construction/land development
Risk rating 1	$—	$—	$—	$—	$9	$—	$—	$9
Risk rating 2	—	96	132	—	—	140	—	368
Risk rating 3	279,491	1,021,667	237,518	233,322	31,614	69,283	74,028	1,946,923
Risk rating 4	27,146	158,290	125,397	180,016	29,132	24,430	185,616	730,027
Risk rating 5	—	—	209	16,057	—	—	—	16,266
Risk rating 6	—	—	169	407	469	889	34	1,968
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	306,637	1,180,053	363,425	429,802	61,224	94,742	259,678	2,695,561
Agricultural
Risk rating 1	$—	$—	$—	$1,259	$—	$—	$—	$1,259
Risk rating 2	—	273	235	—	1,047	—	—	1,555
Risk rating 3	16,830	36,372	19,645	26,985	12,453	50,162	35,434	197,881
Risk rating 4	3,939	14,882	10,295	24,584	19,068	33,699	5,746	112,213
Risk rating 5	—	—	—	—	—	57	—	57
Risk rating 6	—	—	—	—	1,531	1,251	179	2,961
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	20,769	51,527	30,175	52,828	34,099	85,169	41,359	315,926
Total commercial real estate loans	$556,346	$1,571,082	$818,343	$1,761,650	$848,212	$2,056,620	$952,416	$8,564,669
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$86	$2	$88
Risk rating 2	—	—	159	—	—	4	5	168
Risk rating 3	170,866	179,139	253,380	368,100	181,530	435,336	115,879	1,704,230
Risk rating 4	8,263	37,352	12,805	61,352	100,292	81,644	93,011	394,719
Risk rating 5	—	—	362	1,569	697	3,256	1,079	6,963
Risk rating 6	52	954	3,014	8,379	5,236	14,717	470	32,822
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total residential 1-4 family	179,181	217,445	269,720	439,400	287,755	535,043	210,446	2,138,990

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	1,980	19,185	71,511	32,937	34,622	111,901	7,017	279,153
Risk rating 4	904	294	99,624	124,382	6,908	57,248	7,871	297,231
Risk rating 5	—	—	—	—	—	240	—	240
Risk rating 6	—	—	—	42,170	561	1,084	—	43,815
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	2,884	19,479	171,135	199,489	42,091	170,473	14,888	620,439
Total real estate	$738,411	$1,808,006	$1,259,198	$2,400,539	$1,178,058	$2,762,136	$1,177,750	$11,324,098
Consumer
Risk rating 1	$2,526	$3,813	$1,810	$1,184	$492	$1,278	$1,913	$13,016
Risk rating 2	4	—	—	—	—	234	—	238
Risk rating 3	134,879	238,456	163,987	168,979	151,492	290,763	1,147	1,149,703
Risk rating 4	3,013	17,260	3,659	4,746	2,223	6,094	125	37,120
Risk rating 5	—	6	31	3	206	900	20	1,166
Risk rating 6	—	1,028	7,194	2,183	332	5,707	5	16,449
Risk rating 7	—	—	1	—	—	—	—	1
Risk rating 8	—	—	1	1,140	—	—	—	1,141
Total consumer	140,422	260,563	176,683	178,235	154,745	304,976	3,210	1,218,834
Commercial and industrial
Risk rating 1	$1,693	$5,053	$341	$518	$801	$20,747	$12,813	$41,966
Risk rating 2	7	45	94	373	1	17	2,989	3,526
Risk rating 3	81,086	121,262	498,622	175,913	51,413	244,792	244,216	1,417,304
Risk rating 4	13,958	66,632	69,310	59,219	33,718	74,264	203,527	520,628
Risk rating 5	—	38	170	73	26,724	935	9,837	37,777
Risk rating 6	787	46,094	3,559	837	8,714	2,795	22,985	85,771
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	1	1	352	—	—	354
Total commercial and industrial	97,531	239,124	572,097	236,934	121,723	343,550	496,367	2,107,326
Agricultural and other
Risk rating 1	$178	$600	$351	$—	$16	$100	$622	$1,867
Risk rating 2	128	145	258	23	—	—	1,131	1,685
Risk rating 3	31,088	36,677	4,984	36,282	24,052	37,548	147,889	318,520
Risk rating 4	54,839	9,910	2,833	3,357	5,345	26,625	101,599	204,508
Risk rating 5	—	—	—	1,529	505	498	—	2,532
Risk rating 6	—	311	119	355	60	319	90	1,254
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	86,233	47,643	8,545	41,546	29,978	65,090	251,331	530,366
Total	$1,062,597	$2,355,336	$2,016,523	$2,857,254	$1,484,504	$3,475,752	$1,928,658	$15,180,624

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$326	$68	$394
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	178,690	331,274	645,431	512,315	220,835	934,598	228,198	3,051,341
Risk rating 4	120,700	91,233	531,601	267,040	131,943	617,978	313,529	2,074,024
Risk rating 5	27	—	1,266	—	1,040	9,613	343	12,289
Risk rating 6	33,781	825	33,998	5,701	9,892	204,535	—	288,732
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	333,198	423,332	1,212,296	785,056	363,710	1,767,050	542,138	5,426,780
Construction/land development
Risk rating 1	$—	$—	$—	$9	$—	$—	$—	$9
Risk rating 2	100	134	—	—	—	157	—	391
Risk rating 3	791,840	397,607	337,382	85,069	40,870	60,994	70,755	1,784,517
Risk rating 4	171,954	173,190	320,896	29,010	6,848	20,977	207,563	930,438
Risk rating 5	13	—	16,390	198	—	—	—	16,601
Risk rating 6	—	108	1,852	1,182	195	871	38	4,246
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	12	—	—	—	12
Total construction/land development	963,907	571,039	676,520	115,480	47,913	82,999	278,356	2,736,214
Agricultural
Risk rating 1	$449	$—	$1,393	$—	$—	$—	$—	$1,842
Risk rating 2	277	238	—	1,080	—	—	—	1,595
Risk rating 3	38,900	32,890	29,013	15,091	20,240	42,896	37,392	216,422
Risk rating 4	13,582	10,167	27,987	19,765	10,453	25,539	5,015	112,508
Risk rating 5	—	—	—	—	—	571	—	571
Risk rating 6	—	—	—	1,555	1,084	1,228	188	4,055
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	53,208	43,295	58,393	37,491	31,777	70,234	42,595	336,993
Total commercial real estate loans	$1,350,313	$1,037,666	$1,947,209	$938,027	$443,400	$1,920,283	$863,089	$8,499,987
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$91	$2	$93
Risk rating 2	—	221	—	—	—	10	4	235
Risk rating 3	219,885	232,289	370,485	222,761	126,372	342,594	120,626	1,635,012
Risk rating 4	14,380	18,404	43,419	22,952	19,318	69,811	93,464	281,748
Risk rating 5	854	1,948	887	2,263	193	1,639	778	8,562
Risk rating 6	—	2,630	8,135	2,971	4,230	12,609	263	30,838
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	1	—	1
Total residential 1-4 family	235,119	255,492	422,926	250,947	150,113	426,755	215,137	1,956,489

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	3,744	11,304	33,411	39,828	51,573	71,488	7,457	218,805
Risk rating 4	297	395	160,913	8,908	58,236	22,820	12,413	263,982
Risk rating 5	—	—	—	—	—	242	—	242
Risk rating 6	—	—	12,647	586	—	222	—	13,455
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	4,041	11,699	206,971	49,322	109,809	94,772	19,870	496,484
Total real estate	$1,589,473	$1,304,857	$2,577,106	$1,238,296	$703,322	$2,441,810	$1,098,096	$10,952,960
Consumer
Risk rating 1	$4,977	$2,256	$1,548	$789	$524	$1,001	$1,589	$12,684
Risk rating 2	—	—	—	—	—	142	—	142
Risk rating 3	268,747	208,277	206,878	173,224	87,540	234,802	1,152	1,180,620
Risk rating 4	7,232	4,556	4,926	1,464	161	5,626	195	24,160
Risk rating 5	—	4	8	216	156	407	—	791
Risk rating 6	75	5,741	3,618	181	339	5,946	55	15,955
Risk rating 7	—	2	—	—	—	—	—	2
Risk rating 8	—	1	—	6	—	—	—	7
Total consumer	281,031	220,837	216,978	175,880	88,720	247,924	2,991	1,234,361
Commercial and industrial
Risk rating 1	$6,417	$833	$575	$417	$214	$20,878	$12,044	$41,378
Risk rating 2	47	117	442	66	4	18	2,709	3,403
Risk rating 3	131,583	509,552	230,981	60,652	43,587	219,289	196,538	1,392,182
Risk rating 4	74,388	53,103	30,832	29,032	6,626	59,163	230,272	483,416
Risk rating 5	—	113	324	4,526	15	—	1,068	6,046
Risk rating 6	47,007	3,198	3,646	12,617	11	9,406	20,464	96,349
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	1	—	—	—	—	1
Total commercial and industrial	259,442	566,916	266,801	107,310	50,457	308,754	463,095	2,022,775
Agricultural and other
Risk rating 1	$705	$375	$120	$16	$100	$—	$993	$2,309
Risk rating 2	153	301	23	—	—	—	2,175	2,652
Risk rating 3	33,060	42,562	38,428	26,408	24,261	31,552	180,103	376,374
Risk rating 4	31,896	2,287	7,467	6,998	338	14,067	106,309	169,362
Risk rating 5	1,914	—	312	—	61	543	5	2,835
Risk rating 6	—	3	—	39	57	663	110	872
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	67,728	45,528	46,350	33,461	24,817	46,825	289,695	554,404
Total	$2,197,674	$2,138,138	$3,107,235	$1,554,947	$867,316	$3,045,313	$1,853,877	$14,764,500

The following table presents gross write-offs by origination date as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Gross Loan Write-Offs by Origination Year
	2025		2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$5	$—	$47	$5	$2,262	$—	$2,319
Construction/land development	—		—	11	—	41	18	—	70
Agricultural	—		—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	—		—	38	27	—	43	21	129
Total real estate	—		5	49	74	46	2,323	21	2,518
Consumer	—		42	165	452	26	289	41	1,015
Commercial and industrial	—		15	974	359	453	617	112	2,530
Agricultural & other	1,464	*	—	—	—	—	2	—	1,466
Total	$1,464		$62	$1,188	$885	$525	$3,231	$174	$7,529
*The 2025 write-off consists entirely of overdrafts.

	December 31, 2024
	Gross Loan Write-Offs by Origination Year
	2024		2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$26,059	$779	$9,979	$1,220	$95	$38,132
Construction/land development	—		—	666	526	33	—	212	1,437
Agricultural	—		—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	—		57	170	1	58	184	97	567
Multifamily residential	—		—	6,500	—	—	—	—	6,500
Total real estate	—		57	33,395	1,306	10,070	1,404	404	46,636
Consumer	18	**	134	997	246	336	474	9	2,214
Commercial and industrial	—		576	97	691	116	6,005	3,604	11,089
Agricultural & other	3,026	**	71	—	—	—	—	—	3,097
Total	$3,044		$838	$34,489	$2,243	$10,522	$7,883	$4,017	$63,036
**The 2024 write-offs primarily consist of overdrafts.

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$228,940	$306,016	$423,918	$1,244,367	$750,513	$1,836,302	$651,369	$5,441,425
Non-performing	—	33,486	825	34,653	2,376	40,407	10	111,757
Total non-farm/non-residential	228,940	339,502	424,743	1,279,020	752,889	1,876,709	651,379	5,553,182
Construction/land development
Performing	$306,637	$1,179,902	$363,047	$429,475	$61,039	$94,055	$259,644	$2,693,799
Non-performing	—	151	378	327	185	687	34	1,762
Total construction/ land development	306,637	1,180,053	363,425	429,802	61,224	94,742	259,678	2,695,561
Agricultural
Performing	$20,769	$51,527	$30,175	$52,828	$34,099	$84,829	$41,180	$315,407
Non-performing	—	—	—	—	—	340	179	519
Total agricultural	20,769	51,527	30,175	52,828	34,099	85,169	41,359	315,926
Total commercial real estate loans	$556,346	$1,571,082	$818,343	$1,761,650	$848,212	$2,056,620	$952,416	$8,564,669
Residential real estate loans
Residential 1-4 family
Performing	$179,181	$216,506	$266,528	$433,532	$282,879	$522,458	$210,076	$2,111,160
Non-performing	—	939	3,192	5,868	4,876	12,585	370	27,830
Total residential 1-4 family	179,181	217,445	269,720	439,400	287,755	535,043	210,446	2,138,990
Multifamily residential
Performing	$2,884	$19,479	$171,135	$187,467	$41,530	$169,588	$14,888	$606,971
Non-performing	—	—	—	12,022	561	885	—	13,468
Total multifamily residential	2,884	19,479	171,135	199,489	42,091	170,473	14,888	620,439
Total real estate	$738,411	$1,808,006	$1,259,198	$2,400,539	$1,178,058	$2,762,136	$1,177,750	$11,324,098
Consumer
Performing	$140,422	$259,557	$170,845	$175,699	$154,468	$299,614	$3,185	$1,203,790
Non-performing	—	1,006	5,838	2,536	277	5,362	25	15,044
Total consumer	140,422	260,563	176,683	178,235	154,745	304,976	3,210	1,218,834
Commercial and industrial
Performing	$96,744	$193,118	$569,059	$236,422	$120,589	$341,179	$475,360	$2,032,471
Non-performing	787	46,006	3,038	512	1,134	2,371	21,007	74,855
Total commercial and industrial	97,531	239,124	572,097	236,934	121,723	343,550	496,367	2,107,326
Agricultural and other
Performing	$86,233	$47,643	$8,544	$41,234	$29,907	$64,568	$251,277	$529,406
Non-performing	—	—	1	312	71	522	54	960
Total agricultural and other	86,233	47,643	8,545	41,546	29,978	65,090	251,331	530,366
Total	$1,062,597	$2,355,336	$2,016,523	$2,857,254	$1,484,504	$3,475,752	$1,928,658	$15,180,624

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
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
The Company had approximately $35.7 million or 103 total revolving loans convert to term loans for the six months ended June 30, 2025 compared to $27.3 million or 114 total revolving loans convert to term loans for the six months ended June 30, 2024. These loans were considered immaterial for vintage disclosure inclusion.

The following table presents the amortized cost basis of modified loans to borrowers experiencing financial difficulty by class and modification type at June 30, 2025 and December 31, 2024. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	June 30, 2025
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Principal Reduction and Interest Rate Reduction	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$383	$31,869	$—	$1,117	$335	$—	$15,203	$—	$48,907	0.88%
Construction/land development	—	—	—	42	—	—	—	—	42	—
Residential real estate loans
Residential 1-4 family	1,053	1,016	101	21	1,686	—	—	115	3,992	0.19
Total real estate	1,436	32,885	101	1,180	2,021	—	15,203	115	52,941	0.47
Consumer	6	2,952	1	—	—	1	—	—	2,960	0.24
Commercial and industrial	2,398	64,415	—	358	74	—	—	—	67,245	3.19
Total	$3,840	$100,252	$102	$1,538	$2,095	$1	$15,203	$115	$123,146	0.81%

	December 31, 2024
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Principal Reduction and Interest Rate Reduction	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$388	$32,096	$—	$1,228	$339	$—	$15,646	$—	$49,697	0.92%
Construction/land development	—	—	—	52	—	—	—	—	52	—
Residential real estate loans
Residential 1-4 family	1,076	1,198	102	22	523	—	—	117	3,038	0.16
Total real estate	1,464	33,294	102	1,302	862	—	15,646	117	52,787	0.48
Consumer	6	—	—	9	—	2	—	—	17	—
Commercial and industrial	2,337	67,017	—	441	76	—	—	—	69,871	3.45
Total	$3,807	$100,311	$102	$1,752	$938	$2	$15,646	$117	$122,675	0.83%
During the six months ended June 30, 2025, the Company restructured approximately $4.2 million in loans to six borrowers. The ending balance of these loans as of June 30, 2025, was $4.1 million. During the six months ended June 30, 2024, the Company restructured approximately $1.0 million in loans to 8 borrowers. The ending balance of these loans as of June 30, 2024, was $968,000. The Company considered the financial effect of these loan modifications to borrowers experiencing financial difficulty during the six months ended June 30, 2025 and June 30, 2024 as well as the unadvanced balances to these borrowers immaterial for tabular disclosure inclusion.

The following table presents the amortized cost basis of loans that had a payment default during the six months ended June 30, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

June 30, 2025
Combination Interest Rate Reduction and Term Extension
(Dollars in thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—
Residential real estate loans
Residential 1-4 family	1,173
Total real estate	1,173
Consumer	—
Commercial and industrial	1
Total	$1,174
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 12 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $112.2 million, and the ending balance as of June 30, 2025 was $100.8 million. The $100.8 million balance consists of $1.2 million of non-accrual loans and $99.6 million of current loans as of June 30, 2025. Three of the modified loans pertained to one borrower relationship and accounted for $96.3 million of the total post-modification outstanding balance. These loans were modified during the year ended December 31, 2024. The modification involved three new loans being underwritten resulting in the interest rate decreasing by 12 basis points and one of the loans in the relationship being charged-off. The charged-off amount was $26.1 million, and the charge-off was recorded during 2024. Six of the $123.1 million in restructured loans held by the Company were considered to be collateral dependent as of June 30, 2025. The outstanding balance of these loans was $116.8 million, and the specific reserve was $4.0 million.
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
The following is a presentation of total foreclosed assets as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$24,167	$28,392
Construction/land development	16,681	13,391
Residential real estate loans
Residential 1-4 family	681	1,624
Total foreclosed assets held for sale	$41,529	$43,407

5. Goodwill and Core Deposits and Other Intangibles
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Goodwill
Balance, beginning of period	$1,398,253	$1,398,253
Balance, end of period	$1,398,253	$1,398,253

	June 30, 2025	December 31, 2024
	(In thousands)
Core Deposit Intangibles
Balance, beginning of period, January 1	$40,327	$48,770
Amortization expense	(4,072)	(4,280)
Balance, June 30	$36,255	44,490
Amortization expense		(4,163)
Balance, end of year		$40,327
The carrying basis and accumulated amortization of core deposit intangibles at June 30, 2025 and December 31, 2024 were:

	June 30, 2025	December 31, 2024
	(In thousands)
Gross carrying basis	$128,888	$128,888
Accumulated amortization	(92,633)	(88,561)
Net carrying amount	$36,255	$40,327
Core deposit intangible amortization expense was approximately $2.0 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively. Core deposit intangible amortization expense was approximately $4.1 million and $4.3 million for the six months ended June 30, 2025 and 2024, respectively. The Company’s estimated amortization expense of core deposits intangibles for each of the years 2025 through 2029 is approximately: 2025 – $8.0 million; 2026 – $7.8 million; 2027– $6.6 million; 2028 – $4.2 million; 2029 - $4.2 million.
The carrying amount of the Company’s goodwill was $1.40 billion at both June 30, 2025 and December 31, 2024. Goodwill is tested annually for impairment during the fourth quarter or more often if events and circumstances indicate there may be an impairment. During the 2024 review, no impairment was found. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
6. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of June 30, 2025 and December 31, 2024, other assets were $383.4 million and $345.3 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank ("Federal Reserve") and First National Bankers' Bank ("FNBB") which are outside the scope of ASC Topic 321, Investments – Equity Securities ("ASC Topic 321"). These equity securities without a readily determinable fair value were $130.4 million and $135.2 million at June 30, 2025 and December 31, 2024, and are accounted for at cost.
The Company has equity securities which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $95.3 million and $91.2 million at June 30, 2025 and December 31, 2024, respectively. There were no transactions during the period that would indicate a material change in fair value.

7. Deposits
The aggregate amount of time deposits with a minimum denomination of $250,000 was $1.05 billion and $917.1 million at June 30, 2025 and December 31, 2024, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.33 billion and $1.20 billion at June 30, 2025 and December 31, 2024, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $12.7 million and $12.2 million for the three months ended June 30, 2025 and 2024, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $24.8 million and $23.8 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, brokered deposits were $429.4 million and $448.4 million, respectively.
Deposits totaling approximately $3.11 billion and $3.08 billion at June 30, 2025 and December 31, 2024, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
8. Securities Sold Under Agreements to Repurchase
At June 30, 2025 and December 31, 2024, securities sold under agreements to repurchase totaled $140.8 million and $162.4 million, respectively. For the three-month periods ended June 30, 2025 and 2024, securities sold under agreements to repurchase daily weighted-average totaled $143.8 million and $159.9 million, respectively. For the six-month periods ended June 30, 2025 and 2024, securities sold under agreements to repurchase daily weighted-average totaled $149.8 million and $166.0 million, respectively.
The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2025 and December 31, 2024 is presented in the following table:

	June 30, 2025		December 31, 2024
	Overnight and Continuous	Total	Overnight and Continuous	Total
	(In thousands)
Securities sold under agreements to repurchase:
Mortgage-backed securities	$55,517	$55,517	$48,056	$48,056
State and political subdivisions	23,762	23,762	37,831	37,831
Other securities	61,534	61,534	76,463	76,463
Total borrowings	$140,813	$140,813	$162,350	$162,350
9. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $550.0 million and $600.0 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, $100.0 million and $450.0 million of the outstanding balances were classified as short-term and long-term advances, respectively. At December 31, 2024, $100.0 million and $500.0 million of the outstanding balances were classified as short-term and long-term advances, respectively.
The FHLB advances mature from 2025 to 2037 with fixed interest rates ranging from 3.37% to 4.84%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
Other borrowed funds were $500,000 and $750,000 as of June 30, 2025 and December 31, 2024, respectively. These were classified as short-term advances.
Additionally, the Company had $1.31 billion and $1.22 billion at June 30, 2025 and December 31, 2024, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits.

10. Subordinated Debentures
Subordinated debentures at June 30, 2025 and December 31, 2024 consisted of the following components:

	As of June 30, 2025	As of December 31, 2024
	(In thousands)
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2020, due 2030, fixed rate of 5.50% during the first five years and at a floating rate of 534.5 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2025 without penalty	$140,112	$140,764
Subordinated notes, net of issuance costs, issued in 2022, due 2032, fixed rate of 3.125% during the first five years and at a floating rate of 182 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2027 without penalty	298,845	298,482
Total	$438,957	$439,246
Subordinated Debt Securities. On April 1, 2022, the Company acquired $140.0 million in aggregate principal amount of 5.500% Fixed-to-Floating Rate Subordinated Notes due 2030 (the "2030 Notes") from Happy, and the Company recorded approximately $144.4 million which included fair value adjustments. The 2030 Notes are unsecured, subordinated debt obligations of the Company and will mature on July 31, 2030. From and including the date of issuance to, but excluding July 31, 2025 or the date of earlier redemption, the 2030 Notes will bear interest at an initial rate of 5.50% per annum, payable in arrears on January 31 and July 31 of each year. From and including July 31, 2025 to, but excluding, the maturity date or earlier redemption, the 2030 Notes will bear interest at a floating rate equal to the Benchmark rate (which is expected to be 3-month Secured Overnight Funding Rate ("SOFR")), each as defined in and subject to the provisions of the applicable supplemental indenture for the 2030 Notes, plus 5.345%, payable quarterly in arrears on January 31, April 30, July 31, and October 31 of each year, commencing on October 31, 2025.
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
On July 31, 2025, the Company completed the payoff of its $140.0 million in aggregate principal amount of the 2030 Notes. Each 2030 Note was redeemed pursuant to the terms of the Subordinated Indenture, dated as of July 30, 2020, between the Company and UMB Bank, the Trustee for the 2030 Notes, at the redemption price of 100% of its principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date.
On January 18, 2022, the Company completed an underwritten public offering of $300.0 million in aggregate principal amount of its 3.125% Fixed-to-Floating Rate Subordinated Notes due 2032 (the "2032 Notes") for net proceeds, after underwriting discounts and issuance costs of approximately $296.4 million. The 2032 Notes are unsecured, subordinated debt obligations of the Company and will mature on January 30, 2032. From and including the date of issuance to, but excluding January 30, 2027 or the date of earlier redemption, the 2032 Notes will bear interest at an initial rate of 3.125% per annum, payable in arrears on January 30 and July 30 of each year. From and including January 30, 2027 to, but excluding, the maturity date or earlier redemption, the 2032 Notes will bear interest at a floating rate equal to the Benchmark rate (which is expected to be Three-Month Term SOFR), each as defined in and subject to the provisions of the applicable supplemental indenture for the 2032 Notes, plus 182 basis points, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, commencing on April 30, 2027.

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
11. Income Taxes
The following is a summary of the components of the provision for income taxes for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Current:
Federal	$28,777	$24,769	$49,995	$48,626
State	5,818	5,042	10,108	9,899
Total current	34,595	29,811	60,103	58,525
Deferred:
Federal	(838)	1,720	4,517	3,024
State	(169)	350	913	616
Total deferred	(1,007)	2,070	5,430	3,640
Income tax expense	$33,588	$31,881	$65,533	$62,165
The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statutory federal income tax rate	21.00%	21.00%	21.00%	21.00%
Effect of non-taxable interest income	(1.08)	(1.24)	(1.10)	(0.84)
Stock compensation	0.59	0.78	0.66	0.56
State income taxes, net of federal benefit	2.31	2.47	2.30	2.64
Other	(0.72)	0.89	(0.95)	0.20
Effective income tax rate	22.10%	23.90%	21.91%	23.56%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$78,068	$76,221
Deferred compensation	4,752	6,783
Stock compensation	3,213	4,981
Non-accrual interest income	2,138	1,798
Real estate owned	311	674
Unrealized loss on investment securities, available-for-sale	72,851	79,847
Loan discounts	2,644	3,323
Investments	23,233	26,042
Accelerated depreciation on premises and equipment	1,839	664
Other	14,616	14,634
Gross deferred tax assets	203,665	214,967
Deferred tax liabilities:
Tax basis on acquisitions	9,212	7,439
Core deposit intangibles	8,117	8,997
FHLB dividends	1,933	1,919
Other	10,080	9,915
Gross deferred tax liabilities	29,342	28,270
Net deferred tax assets	$174,323	$186,697
The Company files income tax returns in the U.S. federal jurisdiction. The Company's income tax returns are open and subject to examinations from the 2021 tax year and forward. The Company's various state income tax returns are generally open from the 2021 and later tax return years based on individual state statute of limitations.
12. Common Stock, Compensation Plans and Other
Common Stock
As of June 30, 2025, the Company’s Restated Articles of Incorporation, as amended, authorized the issuance of up to 400,000,000 shares of common stock, par value $0.01 per share. The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation, as amended.
Stock Repurchases
During the six months ended June 30, 2025, the Company repurchased a total of 2,000,000 shares with a weighted-average stock price of $28.33 per share. Shares repurchased under the program as of June 30, 2025 since its inception total 28,507,507 shares. The remaining balance available for repurchase is 18,000,000 shares at June 30, 2025.
Stock Compensation Plans
The Company has a stock option and performance incentive plan known as the Home BancShares, Inc. 2022 Equity Incentive Plan (the "Plan"). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of June 30, 2025, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 14,788,000 shares. At June 30, 2025, the Company had 1,805,514 shares of common stock available for future grants and 3,098,482 shares of common stock reserved for issuance pursuant to the Plan.

The intrinsic value of the stock options outstanding was $7.0 million, which includes the intrinsic value of vested stock options of $5.7 million at June 30, 2025. The intrinsic value of stock options exercised during the six months ended June 30, 2025 was approximately $2.5 million. Total unrecognized compensation cost related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $911,000 as of June 30, 2025.
The table below summarizes the stock option transactions under the Plan at June 30, 2025 and December 31, 2024 and changes during the six-month period and year then ended:

	For the Six Months Ended June 30, 2025		For the Year Ended December 31, 2024
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	1,590	$22.66	2,776	$20.95
Granted	10	26.46	10	29.41
Forfeited/Expired	(14)	21.80	(35)	21.87
Exercised	(293)	21.10	(1,161)	18.65
Outstanding, end of period	1,293	23.05	1,590	22.66
Exercisable, end of period	1,021	22.90	1,044	22.34
Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. The weighted-average fair value of options granted during the six months ended June 30, 2025 was $6.86. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.
The assumptions used in determining the fair value of the 2025 and 2024 stock option grants were as follows:

	For the Six Months Ended June 30, 2025	For the Year Ended December 31, 2024
Expected dividend yield	3.02%	2.65%
Expected stock price volatility	29.16%	28.47%
Risk-free interest rate	4.13%	4.25%
Expected life of options	6.5 years	6.5 years
The following is a summary of currently outstanding and exercisable options at June 30, 2025:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$18.00 to $19.99	22	3.78	$19.06	22	$19.06
$20.00 to $21.99	139	3.05	20.88	137	20.87
$22.00 to $23.99	1,055	3.18	23.20	817	23.18
$24.00 to $25.99	57	3.31	25.43	45	25.74
$26.00 to $27.99	10	9.98	26.46	—	—
$28.00 to $29.99	10	9.36	29.41	—	—
	1,293			1,021

The table below summarized the activity for the Company’s restricted stock issued and outstanding at June 30, 2025 and December 31, 2024 and changes during the period and year then ended:

	As of June 30, 2025	As of December 31, 2024
	(In thousands)
Beginning of year	1,429	1,429
Issued	263	531
Vested	(548)	(469)
Forfeited	(13)	(62)
End of period	1,131	1,429
Amount of expense for the six months and twelve months ended, respectively	$4,994	$8,228
Total unrecognized compensation cost related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $17.3 million as of June 30, 2025.
13. Non-Interest Expense
The table below shows the components of non-interest expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Salaries and employee benefits	$64,318	$60,427	$126,173	$121,337
Occupancy and equipment	14,023	14,408	28,448	28,959
Data processing expense	8,364	8,935	16,922	18,082
Other operating expenses:
Advertising	2,054	1,692	3,982	3,346
Amortization of intangibles	2,025	2,140	4,072	4,280
Electronic banking expense	3,172	3,412	6,227	6,568
Directors’ fees	431	423	883	921
Due from bank service charges	283	282	564	558
FDIC and state assessment	1,636	5,494	5,023	8,812
Insurance	1,049	905	2,048	1,808
Legal and accounting	2,360	2,617	6,001	4,698
Other professional fees	2,211	2,108	4,158	4,344
Operating supplies	711	613	1,422	1,296
Postage	488	497	991	1,020
Telephone	419	444	855	914
Other expense	12,496	8,788	21,199	17,738
Total other operating expenses	29,335	29,415	57,425	56,303
Total non-interest expense	$116,040	$113,185	$228,968	$224,681

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
As of June 30, 2025, the balances of the ROU asset and lease liability were $41.9 million and $44.6 million, respectively. As of December 31, 2024, the balances of the ROU asset and lease liability were $42.3 million and $45.2 million, respectively. The ROU asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.
The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
2025	$5,387	$10,262
2026	10,311	9,663
2027	8,933	8,341
2028	7,042	6,464
2029	6,276	5,675
Thereafter	16,594	16,346
Total future minimum lease payments	$54,543	$56,751
Discount effect of cash flows	(9,949)	(11,560)
Present value of net future minimum lease payments	$44,594	$45,191
Additional information (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
Lease expense:	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease expense	$2,307	$2,037	$4,620	$4,635
Variable lease expense	270	296	543	592
Total lease expense	$2,577	$2,333	$5,163	$5,227
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$2,001	$2,120	$4,016	$4,830
Weighted-average remaining lease term (in years)	7.30	7.30	7.11	7.81
Weighted-average discount rate	3.62%	3.43%	3.64%	3.42%
The Company currently leases two properties from two related parties. Total rent expense from the leases was $20,000, or 0.77% of total lease expense and $40,000, or 0.77% of total lease expense, for the three and six months ended June 30, 2025.
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
Although the Company has a diversified loan portfolio, at June 30, 2025 and December 31, 2024, commercial real estate loans represented 56.4% and 57.6% of total loans receivable, respectively, and 209.6% and 214.6% of total stockholders’ equity, respectively. Residential real estate loans represented 18.2% and 16.6% of total loans receivable and 67.5% and 61.9% of total stockholders’ equity at June 30, 2025 and December 31, 2024, respectively.
Approximately 79.8% of the Company’s total loans and 83.6% of the Company’s real estate loans as of June 30, 2025, are to borrowers whose collateral is located in Alabama, Arkansas, Florida, Texas and New York, the states in which the Company has its branch locations.
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
At June 30, 2025 and December 31, 2024, commitments to extend credit of $4.06 billion and $4.47 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2025 and December 31, 2024, was $172.5 million and $153.9 million, respectively.
The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.
17. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the six months ended June 30, 2025, the Company requested approximately $171.7 million in regular dividends from its banking subsidiary.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, Tier 1 common equity Tier 1 ("CET1") and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2025, the Company meets all capital adequacy requirements to which it is subject.
On December 31, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 27, 2020, the federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule, which is reflected in the risk-based capital ratios presented below as of December 31, 2024. The risk-based capital ratios presented below as of June 30, 2025 do not include a transitional period adjustment as the transition period has ended.
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
The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are: a 6.5% CET1 risk-based capital ratio, a 5% Tier 1 leverage capital ratio, an 8% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. As of June 30, 2025, the Bank met the capital standards for a well-capitalized institution. The Company’s CET1 risk-based capital ratio, Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 15.64%, 13.36%, 15.64%, and 19.28%, respectively, as of June 30, 2025.
18. Additional Cash Flow Information
The following is a summary of the Company’s additional cash flow information during the six-month period ended:

	June 30,
	2025	2024
	(In thousands)
Interest paid	$197,709	$211,371
Income taxes paid	48,211	51,205
Assets acquired by foreclosure	2,531	11,580
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
Available-for-sale securities – Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company's available-for-sale securities are primarily considered to be Level 2 securities. The Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. There were no material transfers between hierarchy levels during the period ended June 30, 2025 and December 31, 2024.
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
The following table presents the Company's financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis during the periods ended June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
U.S. government-sponsored enterprises	$264,964	$—	$264,964	$—
U.S. government-sponsored mortgage-backed securities	1,239,329	—	1,239,329	—
Private mortgage-backed securities	155,582	—	155,582	—
Non-government-sponsored asset backed securities	183,543	—	183,543	—
State and political subdivisions	845,261	—	829,947	15,314
Other securities	211,289	—	206,419	4,870
Total	$2,899,968	$—	$2,879,784	$20,184

	December 31, 2024
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
U.S. government-sponsored enterprises	$284,790	$—	$284,790	$—
U.S. government-sponsored mortgage-backed securities	1,324,684	—	1,324,684	—
Private mortgage-backed securities	171,394	—	171,394	—
Non-government-sponsored asset backed securities	225,648	—	225,648	—
State and political subdivisions	870,361	—	853,699	16,662
Other securities	195,762	—	190,895	4,867
Total	$3,072,639	$—	$3,051,110	$21,529

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets and liabilities measured at fair value on a nonrecurring basis include the following:
Individually Evaluated Loans – Individually evaluated loans are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. When the Company has a specific expectation to initiate, or has initiated, foreclosure proceedings, and when the repayment of a loan is expected to be substantially dependent upon the liquidation of the underlying collateral, the loan relationship is considered to be collateral dependent. Fair value of the loan is determined by establishing an allowance for credit loss for any exposure based on the valuation of the underlying collateral. The valuation of the collateral is determined by either an independent third-party appraisal or other collateral analysis. Discounts can be made by the Company based upon the overall evaluation of the independent appraisal. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower’s underlying financial condition. Collateral values supporting the individually assessed loans are evaluated quarterly for updates to appraised values or adjustments due to non-current valuations. The Company reversed $471,000 and $172,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended June 30, 2025 and 2024, respectively. The Company reversed $1.3 million and $486,000 of accrued interest receivable when impaired loans were put on non-accrual status during the six months ended June 30, 2025 and 2024, respectively.
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
The following table presents the Company's assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis during the periods ended June 30, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
June 30, 2025	(in thousands)
Individually evaluated loans (collateral-dependent)(1)(2)	$202,357	$—	$—	$202,357

December 31, 2024
Individually evaluated loans (collateral-dependent)(1)(2)	$209,799	$—	$—	$209,799
Foreclosed assets and other real estate owned(1)(3)	17,882	—	—	17,882
(1) These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2) Specific reserves of $19.4 million and $23.8 million were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended June 30, 2025 and December 31, 2024, respectively.
(3) Remeasurements of foreclosed assets held for sale resulted in a $2.5 million reduction in fair value for the year ended December 31, 2024.
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

	June 30, 2025
		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,101,073	$1,101,073	$—	$—	$1,101,073
Federal funds sold	2,600	2,600		—	2,600
Investment securities - held-to-maturity	1,265,292	—	1,127,000	—	1,127,000
Loans receivable, net of impaired loans and allowance	14,671,934	—	—	14,689,730	14,689,730
Accrued interest receivable	107,732	107,732	—	—	107,732
FHLB, Federal Reserve & FNBB stock; other equity investments	225,716	—	—	225,716	225,716
Marketable equity securities	54,157	54,157	—	—	54,157
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,024,574	$4,024,574	$—	$—	$4,024,574
Savings and interest-bearing transaction accounts	11,571,949	11,571,949	—	—	11,571,949
Time deposits	1,891,909	—	—	1,877,390	1,877,390
Securities sold under agreements to repurchase	140,813	140,813	—	—	140,813
FHLB and other borrowed funds	550,500	—	516,042	—	516,042
Accrued interest payable	19,526	19,526	—	—	19,526
Subordinated debentures	438,957	—	—	410,064	410,064

	December 31, 2024
		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$910,347	$910,347	$—	$—	$910,347
Federal funds sold	3,725	3,725	—	—	3,725
Investment securities - held-to-maturity	1,275,204	—	1,142,940	—	1,142,940
Loans receivable, net of impaired loans and allowance	14,244,458	—	—	14,207,935	14,207,935
Accrued interest receivable	120,129	120,129	—	—	120,129
FHLB, Federal Reserve & FNBB stock; other equity investments	226,910	—	—	226,910	226,910
Marketable equity securities	48,954	48,954	—	—	48,954
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,006,115	$4,006,115	$—	$—	$4,006,115
Savings and interest-bearing transaction accounts	11,347,850	11,347,850	—	—	11,347,850
Time deposits	1,792,332	—	—	1,781,156	1,781,156
Securities sold under agreements to repurchase	162,350	162,350	—	—	162,350
FHLB and other borrowed funds	600,750	—	556,095	—	556,095
Accrued interest payable	20,186	20,186	—	—	20,186
Subordinated debentures	439,246	—	—	375,887	375,887
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
Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using consolidated net income. The table below presents the information reported internally for performance assessment by the CODM as of the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30, 2025
Banking Segment	2025	2024	2025	2024
	(In thousands)
Interest Income	$319,115	$327,303	$631,657	$644,218

Reconciliation of revenue:
Other Revenues*	51,079	42,774	96,505	84,573
Total consolidated revenues	$370,194	$370,077	$728,162	$728,791

Less:
Interest Expense	99,163	115,481	197,049	227,806
Segment net interest income and noninterest income	$271,031	$254,596	$531,113	$500,985

Less:
Provision for credit losses	3,000	8,000	3,000	12,500
Salaries and employee benefits	64,318	60,427	126,173	121,337
Occupancy and equipment**	14,023	14,408	28,448	28,959
Data Processing expense	8,364	8,935	16,922	18,082
Other expense	12,496	8,788	21,199	17,738
FDIC and state assessment	1,636	5,494	5,023	8,812
Electronic banking expense	3,172	3,412	6,227	6,568
Other segment items***	12,031	11,721	24,976	23,185
Income tax expense	33,588	31,881	65,533	62,165
Segment net income/consolidated net income	118,403	101,530	233,612	201,639

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$118,403	$101,530	$233,612	$201,639
*Includes earnings in equity method investments of $4.3 million and $991,000 for the three months ended June 30, 2025 and 2024, respectively. Includes earnings in equity method investments of $9.4 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively.
** Includes depreciation and amortization expense of $5.2 million and $5.4 million for the three months ended June 30, 2025 and 2024, respectively. Includes depreciation and amortization expense of $10.5 million and $10.7 million for the six months ended June 30, 2025 and 2024, respectively.
***Other segment items include expenses for advertising, amortization of intangibles, directors' fees, due from bank service charges, insurance expense, legal and accounting fees, other professional fees, operating supplies, postage and telephone.

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

22. Subsequent Events
On July 4, 2025, new U.S tax legislation, the One Big, Beautiful Bill Act, was signed into law making permanent much of the federal tax legislation enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. These latest changes amend certain U.S. corporate tax provisions, and we are currently evaluating the impact of this new legislation.
On July 31, 2025, the Company completed the payoff of its $140.0 million in aggregate principal amount of the 2030 Notes. Each 2030 Note was redeemed pursuant to the terms of the Subordinated Indenture, dated as of July 30, 2020, between the Company and UMB Bank, the Trustee for the 2030 Notes, at the redemption price of 100% of its principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Results of Review of Interim Consolidated Financial Statements
We have reviewed the condensed consolidated balance sheet of Home BancShares Inc. ("the Company") and subsidiaries as of June 30, 2025, and the related condensed consolidated statements of income , comprehensive income, stockholder’s’ equity for the three-month and six-month periods ended June 30, 2025 and 2024, and cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information or statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
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
August 5, 2025

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on February 27, 2025, which includes the audited financial statements for the year ended December 31, 2024. Unless the context requires otherwise, the terms "Company," "us," "we," and "our" refer to Home BancShares, Inc. on a consolidated basis.
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as "Centennial" or the "Bank"). As of June 30, 2025, we had, on a consolidated basis, total assets of $22.91 billion, loans receivable, net of allowance for credit losses, of $14.90 billion, total deposits of $17.49 billion, and stockholders’ equity of $4.09 billion.
We generate the majority of our revenue from interest on loans and investments, service charges, and mortgage banking income. Deposits and Federal Home Loan Bank ("FHLB") and other borrowed funds are our primary sources of funding. Our largest expenses are interest on our funding sources, salaries and related employee benefits and occupancy and equipment. We measure our performance by calculating our return on average common equity, return on average assets and net interest margin. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio, as adjusted, is a non-GAAP measure and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding adjustments such as merger and acquisition expenses and/or certain gains, losses and other non-interest income and expenses.
Table 1: Key Financial Measures

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
Total assets	$22,907,022	$22,919,905	$22,907,022	$22,919,905
Loans receivable	15,180,624	14,781,457	15,180,624	14,781,457
Allowance for credit losses	(281,869)	(295,856)	(281,869)	(295,856)
Total deposits	17,488,432	16,955,803	17,488,432	16,955,803
Total stockholders’ equity	4,085,316	3,855,503	4,085,316	3,855,503
Net income	118,403	101,530	233,612	201,639
Basic earnings per share	0.60	0.51	1.18	1.00
Diluted earnings per share	0.60	0.51	1.18	1.00
Book value per share	20.71	19.30	20.71	19.30
Tangible book value per share (non-GAAP)(1)	13.44	12.08	13.44	12.08
Annualized net interest margin - FTE	4.44%	4.27%	4.44%	4.20%
Efficiency ratio	41.68	43.17	41.94	43.69
Efficiency ratio, as adjusted (non-GAAP)(2)	42.01	42.59	42.42	43.50
Return on average assets	2.08	1.79	2.08	1.78
Return on average common equity	11.77	10.73	11.76	10.69
(1)See Table 25 for the non-GAAP tabular reconciliation.
(2)See Table 29 for the non-GAAP tabular reconciliation.

Overview
Results of Operations for the Three Months Ended June 30, 2025 and 2024
Our net income increased $16.9 million, or 16.6%, to $118.4 million for the three-month period ended June 30, 2025, from $101.5 million for the same period in 2024. On a diluted earnings per share basis, our earnings were $0.60 per share for the three-month period ended June 30, 2025 compared to $0.51 per share for the three-month period ended June 30, 2024. During the three months ended June 30, 2025, the Company recorded $3.0 million in provision for credit losses on loans. In addition, management determined that a provision was not necessary for the unfunded commitments as the current level of the reserve was considered adequate. During the three months ended June 30, 2025, the Company recorded $3.5 million in special income from equity investments, $1.5 million in income from an FDIC assessment reduction, $1.2 million in BOLI death benefits, $983,000 gain on sale of bank premises and equipment and $885,000 in legal fee reimbursements. These items were partially offset by $3.3 million in legal claims expense and a $238,000 decrease in the fair value of marketable securities.
Total interest expense decreased $16.3 million, or 14.1%, and non-interest income increased $8.3 million, or 19.4%. This was partially offset by an $8.2 million, or 2.5%, decrease in total interest income and a $2.9 million, or 2.5%, increase in non-interest expense. The decrease in interest expense was primarily due to an $8.7 million, or 61.1%, decrease in interest on FHLB and other borrowed funds and a $7.3 million, or 7.6%, decrease in interest on deposits. The increase in non-interest income was primarily due to a $6.8 million, or 102.2%, increase in other income and a $2.0 million, or 18.4%, increase in other service charges and fees. Included within other income was the $3.5 million in special income from equity investments. The decrease in interest income resulted from a $6.3 million, or 15.6%, decrease in investment interest income and a $3.6 million, or 28.8%, decrease in interest income on deposits at other banks, which were partially offset by a $1.7 million, or 0.6%, increase in loan interest income. The increase in non-interest expense was primarily due to a $3.9 million, or 6.4%, increase in salaries and employee benefits expense, which were partially offset by a $571,000, or 6.4%, decrease in data processing expense and a $385,000, or 2.7%, decrease in occupancy and equipment expense.
Our net interest margin increased from 4.27% for the three-month period ended June 30, 2024 to 4.44% for the three-month period ended June 30, 2025. The yield on interest earning assets was 6.42% and 6.56% for the three months ended June 30, 2025 and 2024, respectively, and average interest earning assets decreased from $20.21 billion to $20.08 billion. The decrease in average interest earning assets is primarily due to a $116.1 million decrease in average interest-bearing balances due from banks and a $422.0 million decrease in average investment securities, partially offset by a $406.9 million increase in average loans receivable. For the three months ended June 30, 2025 and 2024, we recognized $1.2 million and $1.9 million, respectively, in total net accretion for acquired loans and deposits. We recognized $516,000 in event income for the three-months ended June 30, 2025 compared to $1.7 million for the three-months ended June 30, 2024. The reduction in accretion was dilutive to the net interest margin by three basis points. The cost of interest bearing liabilities decreased from 3.15% for the three-months ended June 30, 2024 to 2.73% for the three-months ended June 30, 2025, and average interest-bearing liabilities decreased from $14.75 billion to $14.58 billion. The decrease in average interest-bearing liabilities is primarily due to a $734.1 million decrease in FHLB and other borrowed funds, which was partially offset by a $576.6 million increase in average interest-bearing deposits. During the second quarter of 2024, the Company held excess liquidity of approximately $500.0 million, primarily related to the Bank Term Funding Program ("BTFP") advance, which was dilutive to the net interest margin by approximately 10 basis points. The Company paid off the advance in November 2024. The overall increase in the net interest margin was due to a decrease in interest expense resulting from a decrease in interest rates paid on interest-bearing liabilities, a decrease in the average balance of interest-bearing liabilities and an increase the average balance of interest-earning assets, which was partially offset by a decrease in interest income due to a reduction in asset yields.
Our efficiency ratio was 41.68% for the three months ended June 30, 2025, compared to 43.17% for the same period in 2024. For the second quarter of 2025, our efficiency ratio, as adjusted (non-GAAP), was 42.01%, compared to 42.59% reported for the second quarter of 2024. (See Table 29 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 2.08% for the three months ended June 30, 2025, compared to 1.79% for the same period in 2024. (See Table 26 for the related non-GAAP financial measures and tabular reconciliation). Our annualized return on average common equity was 11.77% and 10.73% for the three months ended June 30, 2025, and 2024, respectively. (See Table 27 for the related non-GAAP financial measures and tabular reconciliation).

Results of Operations for the Six Months Ended June 30, 2025 and 2024
Our net income increased $32.0 million, or 15.9%, to $233.6 million for the six-month period ended June 30, 2025, from $201.6 million for the same period in 2024. On a diluted earnings per share basis, our earnings were $1.18 per share for the six-month period ended June 30, 2025 compared to $1.00 per share for the six-month period ended June 30, 2024. During the six months-ended June 30, 2025, the Company recorded $3.0 million in provision for credit losses on loans. In addition, management determined that a provision was not necessary for the unfunded commitments as the current level of the reserve was considered adequate. During the six months ended June 30, 2025, the Company recorded $7.4 million in special income from equity investments, $1.5 million in income from an FDIC assessment reduction, $1.2 million in BOLI death benefits, $983,000 gain on sale of bank premises and equipment, $885,000 in legal fee reimbursements and a $204,000 increase in the fair value of marketable securities, which was partially offset by $3.3 million in legal claims expense.
Total interest expense decreased $30.8 million, or 13.5%, and non-interest income increased $11.9 million, or 14.1%. This was partially offset by a $12.6 million, or 1.9%, decrease in total interest income and a $4.3 million, or 1.9%, increase in non-interest expense. The decrease in interest expense was primarily due to an $17.1 million, or 59.9%, decrease in interest on FHLB and other borrowed funds and a $13.0 million, or 6.9%, decrease in interest on deposits. The increase in non-interest income was primarily due to a $10.9 million, or 77.4%, increase in other income. Included within other income was the $7.4 million in special income from equity investments. The decrease in interest income resulted from a $12.2 million, or 15.0%, decrease in investment interest income and a $7.5 million, or 32.6%, decrease in interest income on deposits at other banks, which was partially offset by a $7.2 million, or 1.3%, increase in loan interest income. The increase in non-interest expense was primarily due to a $4.8 million, or 4.0%, increase in salaries and employee benefits expense and a $1.1 million, or 2.0%, increase in other operating expenses, which was partially offset by a $1.2 million, or 6.4%, decrease in data processing expense.
Our net interest margin increased from 4.20% for the six-month period ended June 30, 2024 to 4.44% for the six-month period ended June 30, 2025. The yield on interest earning assets was 6.43% and 6.47% for the six months ended June 30, 2025 and 2024, respectively, and average interest earning assets decreased from $20.12 billion to $19.96 billion. The decrease in average interest earning assets is primarily due to a $419.4 million decrease in average investment securities and a $152.2 million decrease in average interest-bearing balances due from banks, which was partially offset by a $407.1 million increase in average loans receivable. For the six months ended June 30, 2025 and 2024, we recognized $2.6 million and $4.6 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by two basis points. We recognized $1.8 million in event income for the six-months ended June 30, 2025 compared to $2.8 million for the six-months ended June 30, 2024. The reduction in accretion was dilutive to the net interest margin by one basis point. The cost of interest bearing liabilities decreased from 2.96% for the six-months ended June 30, 2024 to 2.65% for the six-months ended June 30, 2025, and average interest-bearing liabilities decreased from $14.69 billion to $14.49 billion. The decrease in average interest-bearing liabilities is primarily due to a $717.3 million decrease in FHLB and other borrowed funds, which was partially offset by a $529.0 million increase in average interest-bearing deposits. During the second quarter of 2024, the Company held excess liquidity of approximately $500.0 million, primarily related to the BTFP advance, which was dilutive to the net interest margin by approximately 10 basis points. The Company paid off the advance in November 2024. The overall increase in the net interest margin was due to a decrease in interest expense resulting from a decrease in interest rates paid on interest-bearing liabilities, a decrease in the average balance of interest-bearing liabilities and an increase the average balance of interest-earning assets, which was partially offset by a decrease in interest income due to a reduction in asset yields.
Our efficiency ratio was 41.94% for the six months ended June 30, 2025, compared to 43.69% for the same period in 2024. For the six months ended June 30, 2025, our efficiency ratio, as adjusted (non-GAAP), was 42.42%, compared to 43.50% reported for the same period of 2024. (See Table 29 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 2.08% for the six months ended June 30, 2025, compared to 1.78% for the same period in 2024. (See Table 26 for the related non-GAAP financial measures and tabular reconciliation). Our annualized return on average common equity was 11.76% and 10.69% for the six months ended June 30, 2025, and 2024, respectively. (See Table 27 for the related non-GAAP financial measures and tabular reconciliation).

Financial Condition as of and for the Period Ended June 30, 2025 and December 31, 2024
Our total assets as of June 30, 2025 increased $416.3 million to $22.91 billion from $22.49 billion reported as of December 31, 2024. Cash and cash equivalents increased $190.7 million for the six months ended June 30, 2025. Our loan portfolio balance increased to $15.18 billion as of June 30, 2025 from $14.76 billion at December 31, 2024. The increase in loans was primarily due to $398.3 million of organic loan growth in our community banking footprint and $17.8 million of organic loan growth from our Centennial Commercial Finance Group ("Centennial CFG") franchise. These increases were partially offset by a $182.6 million decrease in investment securities resulting from paydowns and maturities during the first six months of 2025. Total deposits increased $342.1 million to $17.49 billion as of June 30, 2025 from $17.15 billion as of December 31, 2024. Stockholders’ equity increased $124.3 million to $4.09 billion as of June 30, 2025, compared to $3.96 billion as of December 31, 2024. The $124.3 million increase in stockholders’ equity is primarily associated with the $233.6 million in net income and $20.2 million in other comprehensive income for the six months ended June 30, 2025, which was partially offset by the $78.3 million in shareholder dividends paid and stock repurchases of $57.3 million.
Our non-performing loans were $96.3 million, or 0.63% of total loans as of June 30, 2025, compared to $98.9 million, or 0.67% of total loans, as of December 31, 2024. The allowance for credit losses as a percentage of non-performing loans increased to 292.72% as of June 30, 2025, from 278.99% as of December 31, 2024. As of June 30, 2025, our non-performing assets decreased to $137.8 million, or 0.60% of total assets, from $142.4 million, or 0.63% of total assets, as of December 31, 2024.
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
The allowance for credit losses is measured based on call report segment as these types of loans exhibit similar risk characteristics. The identified loan segments are as follows:
•1-4 family residential construction loans
•Other construction loans and all land development and other land loans
•Loans secured by farmland (including farm residential and other improvements)
•Revolving, open-end loans secured by 1-4 family residential properties and extended under lines
•Secured by first liens
•Secured by junior liens
•Secured by multifamily (5 or more) residential properties
•Loans secured by owner-occupied, nonfarm nonresidential properties
•Loans secured by other nonfarm nonresidential properties
•Loans to finance agricultural production and other loans to farmers
•Commercial and industrial loans
•Other revolving credit plans
•Automobile loans
•Other consumer loans
•Other consumer loans - Shore Premier Finance
•Obligations (other than securities and leases) of states and political subdivisions in the US
•Loans to nondepository financial institutions
•Loans for purchasing or carrying securities
•All other loans
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
The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. Purchase credit deteriorated ("PCD") loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit loss.
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
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term "more likely than not" means a likelihood of more than 50 percent; the terms "examined" and "upon examination" also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to the management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
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
As of June 30, 2025, we had 217 branch locations. There were 75 branches in Arkansas, 78 branches in Florida, 58 branches in Texas, five branches in Alabama and one branch in New York City.
Results of Operations
For the three and six months ended June 30, 2025 and 2024
Our net income increased $16.9 million, or 16.6%, to $118.4 million for the three-month period ended June 30, 2025, from $101.5 million for the same period in 2024. On a diluted earnings per share basis, our earnings were $0.60 per share for the three-month period ended June 30, 2025 compared to $0.51 per share for the three-month period ended June 30, 2024. During the three months ended June 30, 2025, the Company recorded $3.0 million in provision for credit losses on loans. In addition, management determined that a provision was not necessary for the unfunded commitments as the current level of the reserve was considered adequate. During the three months ended June 30, 2025, the Company recorded $3.5 million in special income from equity investments, $1.5 million in income from an FDIC assessment reduction, $1.2 million in BOLI death benefits, $983,000 gain on sale of bank premises and equipment and $885,000 in legal fee reimbursements. These items were partially offset by $3.3 million in legal claims expense and a $238,000 decrease in the fair value of marketable securities.

Our net income increased $32.0 million, or 15.9%, to $233.6 million for the six-month period ended June 30, 2025, from $201.6 million for the same period in 2024. On a diluted earnings per share basis, our earnings were $1.18 per share for the six-month period ended June 30, 2025 compared to $1.00 per share for the six-month period ended June 30, 2024. During the six months-ended June 30, 2025, the Company recorded $3.0 million in provision for credit losses on loans. In addition, management determined that a provision was not necessary for the unfunded commitments as the current level of the reserve was considered adequate. During the six months ended June 30, 2025, the Company recorded $7.4 million in special income from equity investments, $1.5 million in income from an FDIC assessment reduction, $1.2 million in BOLI death benefits, $983,000 gain on sale of bank premises and equipment, $885,000 in legal fee reimbursements and a $204,000 increase in the fair value of marketable securities, which was partially offset by $3.3 million in legal claims expense.
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve reduced the target rate three times during 2024. First, on September 18, 2024, the target rate was reduced to 4.75% to 5.00%, second, on November 7, 2024, the target rate was reduced to 4.50% to 4.75% and third, on December 18, 2024, the target rate was reduced to 4.25% to 4.50%. As of June 30, 2025, the Federal Reserve has not changed the rates during 2025.
Our net interest margin increased from 4.27% for the three-month period ended June 30, 2024 to 4.44% for the three-month period ended June 30, 2025. The yield on interest earning assets was 6.42% and 6.56% for the three months ended June 30, 2025 and 2024, respectively, and average interest earning assets decreased from $20.21 billion to $20.08 billion. The decrease in average interest earning assets is primarily due to a $116.1 million decrease in average interest-bearing balances due from banks and a $422.0 million decrease in average investment securities, partially offset by a $406.9 million increase in average loans receivable. For the three months ended June 30, 2025 and 2024, we recognized $1.2 million and $1.9 million, respectively, in total net accretion for acquired loans and deposits. We recognized $516,000 in event income for the three-months ended June 30, 2025 compared to $1.7 million for the three-months ended June 30, 2024. The reduction in accretion was dilutive to the net interest margin by three basis points. The cost of interest bearing liabilities decreased from 3.15% for the three-months ended June 30, 2024 to 2.73% for the three-months ended June 30, 2025, and average interest-bearing liabilities decreased from $14.75 billion to $14.58 billion. The decrease in average interest-bearing liabilities is primarily due to a $734.1 million decrease in FHLB and other borrowed funds, which was partially offset by a $576.6 million increase in average interest-bearing deposits. During the second quarter of 2024, the Company held excess liquidity of approximately $500.0 million, primarily related to the Bank Term Funding Program ("BTFP") advance, which was dilutive to the net interest margin by approximately 10 basis points. The Company paid off the advance in November 2024. The overall increase in the net interest margin was due to a decrease in interest expense resulting from a decrease in interest rates paid on interest-bearing liabilities, a decrease in the average balance of interest-bearing liabilities and an increase the average balance of interest-earning assets, which was partially offset by a decrease in interest income due to a reduction in asset yields.

Our net interest margin increased from 4.20% for the six-month period ended June 30, 2024 to 4.44% for the six-month period ended June 30, 2025. The yield on interest earning assets was 6.43% and 6.47% for the six months ended June 30, 2025 and 2024, respectively, and average interest earning assets decreased from $20.12 billion to $19.96 billion. The decrease in average interest earning assets is primarily due to a $419.4 million decrease in average investment securities and a $152.2 million decrease in average interest-bearing balances due from banks, which was partially offset by a $407.1 million increase in average loans receivable. For the six months ended June 30, 2025 and 2024, we recognized $2.6 million and $4.6 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by two basis points. We recognized $1.8 million in event income for the six-months ended June 30, 2025 compared to $2.8 million for the six-months ended June 30, 2024. The reduction in accretion was dilutive to the net interest margin by one basis point. The cost of interest bearing liabilities decreased from 2.96% for the six-months ended June 30, 2024 to 2.65% for the six-months ended June 30, 2025, and average interest-bearing liabilities decreased from $14.69 billion to $14.49 billion. The decrease in average interest-bearing liabilities is primarily due to a $717.3 million decrease in FHLB and other borrowed funds, which was partially offset by a $529.0 million increase in average interest-bearing deposits. During the second quarter of 2024, the Company held excess liquidity of approximately $500.0 million, primarily related to the BTFP advance, which was dilutive to the net interest margin by approximately 10 basis points. The Company paid off the advance in November 2024. The overall increase in the net interest margin was due to a decrease in interest expense resulting from a decrease in interest rates paid on interest-bearing liabilities, a decrease in the average balance of interest-bearing liabilities and an increase the average balance of interest-earning assets, which was partially offset by a decrease in interest income due to a reduction in asset yields.
Net interest income on a fully taxable equivalent basis increased $8.0 million, or 3.7%, to $222.5 million for the three-month period ended June 30, 2025, from $214.5 million for the same period in 2024. This increase in net interest income for the three-month period ended June 30, 2025 was the result of a $16.3 million decrease in interest expense, which was partially offset by an $8.3 million decrease in interest income, on a fully taxable equivalent basis. The $16.3 million decrease in interest expense is primarily the result of the lower interest rate environment. The lower rates on interest bearing liabilities resulted in a decrease in interest expense of approximately $13.3 million, in addition to a decrease in average interest bearing liabilities which reduced interest expense by approximately $3.1 million. The $8.3 million decrease in interest income was also primarily the result of the lower interest rate environment. The lower yield on earning assets resulted in a decrease in interest income of approximately $10.6 million, which was partially offset by an increase of $2.3 million in interest income due to the change in average interest earning asset balances.
Net interest income on a fully taxable equivalent basis increased $19.7 million, or 4.7%, to $439.7 million for the six-month period ended June 30, 2025, from $419.9 million for the same period in 2024. This increase in net interest income for the six-month period ended June 30, 2025 was the result of a $30.8 million decrease in interest expense, which was partially offset by an $11.0 million decrease in interest income, on a fully taxable equivalent basis. The $30.8 million decrease in interest expense is primarily the result of the lower interest rate environment. The lower rates on interest bearing liabilities resulted in a decrease in interest expense of approximately $24.1 million, in addition to a decrease in average interest bearing liabilities which reduced interest expense by approximately $6.6 million. The $11.0 million decrease in interest income was also primarily the result of the lower interest rate environment. The lower yield on earning assets resulted in a decrease in interest income of approximately $14.9 million, which was partially offset by an increase of $3.8 million in interest income due to the change in average interest earning asset balances.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2025 and 2024, as well as changes in the fully taxable equivalent net interest margin for the three and six months ended June 30, 2025 compared to the same period in 2024.
Table 2: Analysis of Net Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Interest income	$319,115	$327,303	$631,657	$644,218
Fully taxable equivalent adjustment	2,526	2,628	5,060	3,520
Interest income – fully taxable equivalent	321,641	329,931	636,717	647,738
Interest expense	99,163	115,481	197,049	227,806
Net interest income – fully taxable equivalent	$222,478	$214,450	$439,668	$419,932
Yield on earning assets – fully taxable equivalent	6.42%	6.56%	6.43%	6.47%
Cost of interest-bearing liabilities	2.73	3.15	2.74	3.12
Net interest spread – fully taxable equivalent	3.69	3.41	3.69	3.35
Net interest margin – fully taxable equivalent	4.44	4.27	4.44	4.20
Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended June 30,	Six Months Ended June 30,
	2025 vs. 2024	2025 vs. 2024
	(In thousands)
Increase in interest income due to change in earning assets	$2,303	$3,830
Decrease in interest income due to change in earning asset yields	(10,593)	(14,851)
Decrease in interest expense due to change in interest-bearing liabilities	3,063	6,643
Decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	13,255	24,114
Increase in net interest income	$8,028	$19,736

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and six months ended June 30, 2025 and 2024, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2025			2024
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$813,833	$8,951	4.41%	$929,916	$12,564	5.43%
Federal funds sold	4,878	53	4.36	4,424	59	5.36
Investment securities – taxable	3,095,764	26,444	3.43	3,445,769	32,587	3.80
Investment securities – non-taxable	1,113,044	10,033	3.62	1,185,001	10,254	3.48
Loans receivable	15,055,414	276,160	7.36	14,648,564	274,467	7.54
Total interest-earning assets	20,082,933	321,641	6.42%	20,213,674	329,931	6.56%
Non-earning assets	2,714,805			2,662,275
Total assets	$22,797,738			$22,875,949
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$11,541,641	$71,042	2.47%	$11,118,587	77,928	2.82%
Time deposits	1,886,147	17,447	3.71	1,732,610	17,813	4.14
Total interest-bearing deposits	13,427,788	88,489	2.64	12,851,197	95,741	3.00
Federal funds purchased	46	—	—	33	—	—
Securities sold under agreement to repurchase	143,752	1,012	2.82	159,899	1,363	3.43
FHLB and other borrowed funds	566,984	5,539	3.92	1,301,050	14,255	4.41
Subordinated debentures	439,027	4,123	3.77	439,613	4,122	3.77
Total interest-bearing liabilities	14,577,597	99,163	2.73%	14,751,792	115,481	3.15%
Non-interest-bearing liabilities
Non-interest-bearing deposits	3,981,901			4,083,916
Other liabilities	202,085			234,441
Total liabilities	18,761,583			19,070,149
Stockholders’ equity	4,036,155			3,805,800
Total liabilities and stockholders’ equity	$22,797,738			$22,875,949
Net interest spread			3.69%			3.41%
Net interest income and margin		$222,478	4.44%		$214,450	4.27%

	Six Months Ended June 30,
	2025			2024
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$713,455	$15,571	4.40%	$865,686	$23,092	5.36%
Federal funds sold	4,984	108	4.37	4,718	120	5.11
Investment securities – taxable	3,137,296	53,877	3.46	3,459,639	65,816	3.83
Investment securities – non-taxable	1,124,351	20,094	3.60	1,221,431	18,896	3.11
Loans receivable	14,975,109	547,067	7.37	14,568,029	539,814	7.45
Total interest-earning assets	19,955,195	636,717	6.43%	20,119,503	647,738	6.47%
Non-earning assets	2,718,779			2,660,101
Total assets	$22,673,974			$22,779,604
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$11,472,548	$140,713	2.47%	$11,078,749	153,525	2.79%
Time deposits	1,844,059	34,562	3.78	1,708,902	34,764	4.09
Total interest-bearing deposits	13,316,607	175,275	2.65	12,787,651	188,289	2.96
Federal funds purchased	23	—	—	17	—	—
Securities sold under agreement to repurchase	149,773	2,086	2.81	165,962	2,767	3.35
FHLB and other borrowed funds	583,739	11,441	3.95	1,301,071	28,531	4.41
Subordinated debentures	439,100	8,247	3.79	439,686	8,219	3.76
Total interest-bearing liabilities	14,489,242	197,049	2.74%	14,694,387	227,806	3.12%
Non-interest-bearing liabilities
Non-interest-bearing deposits	3,981,425			4,050,787
Other liabilities	196,232			239,704
Total liabilities	18,666,899			18,984,878
Stockholders’ equity	4,007,075			3,794,726
Total liabilities and stockholders’ equity	$22,673,974			$22,779,604
Net interest spread			3.69%			3.35%
Net interest income and margin		$439,668	4.44%		$419,932	4.20%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and six months ended June 30, 2025 compared to the same period in 2024, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 over 2024			2025 over 2024
	Volume	Yield / Rate	Total	Volume	Yield / Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(1,451)	$(2,162)	$(3,613)	$(3,698)	$(3,823)	$(7,521)
Federal funds sold	6	(12)	(6)	6	(18)	(12)
Investment securities – taxable	(3,146)	(2,997)	(6,143)	(5,840)	(6,099)	(11,939)
Investment securities – non-taxable	(638)	417	(221)	(1,581)	2,779	1,198
Loans receivable	7,532	(5,839)	1,693	14,943	(7,690)	7,253
Total interest income	2,303	(10,593)	(8,290)	3,830	(14,851)	(11,021)
Interest expense:
Interest-bearing transaction and savings deposits	2,879	(9,765)	(6,886)	5,309	(18,121)	(12,812)
Time deposits	1,504	(1,870)	(366)	2,641	(2,843)	(202)
Federal funds purchased	—	—	—	—	—	—
Securities sold under agreement to repurchase	(129)	(222)	(351)	(253)	(428)	(681)
FHLB and other borrowed funds	(7,312)	(1,404)	(8,716)	(14,329)	(2,761)	(17,090)
Subordinated debentures	(5)	6	1	(11)	39	28
Total interest expense	(3,063)	(13,255)	(16,318)	(6,643)	(24,114)	(30,757)
Increase (decrease) in net interest income	$5,366	$2,662	$8,028	$10,473	$9,263	$19,736
Provision for Credit Losses
Credit Loss Expense: During the three and six months ended June 30, 2025, the Company recorded $3.0 million in provision for credit losses on loans. In addition, management determined that a provision was not necessary for the unfunded commitments as the current level of the reserve was considered adequate. During the three and six months ended June 30, 2024, the Company recorded $8.0 million and $13.5 million in provision for credit losses on loans, respectively. In addition, during the six months ended June 30, 2024, the Company recovered $1.0 million in provision for unfunded commitments.
During the three and six months ended June 30, 2025, the Company determined the $2.2 million allowance for credit losses on the available for sale portfolio and the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no additional provision was considered necessary. In addition, during the three and six months ended June, 30, 2024, the Company determined the $2.5 million allowance for credit losses on the AFS portfolio and the $2.0 million allowance for credit losses on the HTM portfolio were adequate. Therefore, no additional provision was considered necessary.
Net charge-offs to average total loans were 0.03% and 0.07% for the three months ended June 30, 2025 and 2024, respectively. Net (recoveries) charge-offs to average total loans were (0.04)% and 0.08% for the six months ended June 30, 2025 and 2024, respectively.
Non-Interest Income
Total non-interest income was $51.1 million and $96.5 million for the three and six months ended June 30, 2025, compared to $42.8 million and $84.6 million for the same period in 2024. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending income, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.

Table 6 measures the various components of our non-interest income for the three and six months ended June 30, 2025 and 2024.
Table 6: Non-Interest Income

	Three Months Ended June 30,		2025 Change from 2024		Six Months Ended June 30,		2024 Change from 2023
	2025	2024			2025	2024
	(Dollars in thousands)
Service charges on deposit accounts	$9,552	$9,714	$(162)	(1.7)%	$19,202	$19,400	$(198)	(1.0)%
Other service charges and fees	12,643	10,679	1,964	18.4	23,332	20,868	2,464	11.8
Trust fees	5,234	4,722	512	10.8	9,994	9,788	206	2.1
Mortgage lending income	4,780	4,276	504	11.8	8,379	7,834	545	7.0
Insurance commissions	589	565	24	4.2	1,124	1,073	51	4.8
Increase in cash value of life insurance	1,415	1,279	136	10.6	3,257	2,474	783	31.6
Dividends from FHLB, FRB, FNBB & other	2,657	2,998	(341)	(11.4)	5,375	6,005	(630)	(10.5)
Gain on sale of SBA loans	—	56	(56)	(100.0)	288	254	34	13.4
Gain on sale of branches, equipment and other assets, net	972	2,052	(1,080)	(52.6)	809	2,044	(1,235)	(60.4)
Gain (loss) on OREO, net	13	49	(36)	(73.5)	(363)	66	(429)	(650.0)
Fair value adjustment for marketable securities	(238)	(274)	36	13.1	204	729	(525)	(72.0)
Other income	13,462	6,658	6,804	102.2	24,904	14,038	10,866	77.4
Total non-interest income	$51,079	$42,774	$8,305	19.4%	$96,505	$84,573	$11,932	14.1%
Non-interest income increased $8.3 million, or 19.4%, to $51.1 million for the three months ended June 30, 2025 from $42.8 million for the same period in 2024. The primary factors in this increase were the increases in other service charges and fees, trust fees, mortgage lending income and other income, which was partially offset by the decrease in gain on sale of branches, equipment and other assets, net.
Additional details for the three months ended June 30, 2025 on some of the more significant changes are as follows:
•The $2.0 million increase in other service charges and fees is primarily related to an increase in Centennial CFG property finance loan fees.
•The $512,000 increase in trust fees is primarily due to increases in IRA fees and personal trust fees.
•The $504,000 increase in mortgage lending income is primarily related to an increase in volume of secondary market loans.
•The $1.1 million decrease in the gain on sale of branches, equipment and other assets, net is primarily due to the sale of a building from our Texas region during 2024.
•The $6.8 million increase in other income is primarily due to a $3.4 million increase in fair value of equity securities, which includes $3.5 million in special income from equity investments during the second quarter of 2025, a $1.2 million increase in BOLI death benefit income, a $1.1 million increase in miscellaneous income and a $599,000 increase in recoveries on historic losses.
Non-interest income increased $11.9 million, or 14.1%, to $96.5 million for the six months ended June 30, 2025 from $84.6 million for the same period in 2024. The primary factors in this increase were the increases in other service charges and fees, mortgage lending income, cash value of life insurance and other income, which were partially offset by decreases in dividends from FHLB, FRB, FNBB & other, gain on sale of branches, equipment and other assets, net and fair value adjustment for marketable securities.
Additional details for the six months ended June 30, 2025 on some of the more significant changes are as follows:
•The $2.5 million increase in other service charges and fees is primarily related to an increase in Centennial CFG property finance loan fees.
•The $545,000 increase in mortgage lending income is primarily related to an increase in volume of secondary market loans.

•The $783,000 increase in the cash value of life insurance is primarily related to enhancement charges related to a 1035 exchange in BOLI policies.
•The $630,000 decrease in dividends from FHLB, FRB, Bankers' Bank and other was primarily due to a lower volume of dividends from the FHLB and equity investments.
•The $1.2 million decrease in the gain on sale of branches, equipment and other assets, net is primarily due to the sale of a building from our Texas region during 2024.
•The $525,000 decrease in the fair value adjustment for marketable securities is due to market fluctuations.
•The $10.9 million increase in other income is primarily due to a $7.5 million increase in fair value of equity securities, which includes 7.4 million in special income from equity investments, a $1.3 million increase in recoveries on historic losses, a $1.1 million increase in BOLI death benefit income, a $541,000 increase in miscellaneous income and a $524,000 increase in investment brokerage fee income.
Non-Interest Expense
Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees, other professional fees and other expenses.
Table 7 below sets forth a summary of non-interest expense for the three and six months ended June 30, 2025 and 2024.
Table 7: Non-Interest Expense

	Three Months Ended June 30,		2025 Change from 2024		Six Months Ended June 30,		2024 Change from 2023
	2025	2024			2025	2024
	(Dollars in thousands)
Salaries and employee benefits	$64,318	$60,427	$3,891	6.4%	$126,173	$121,337	$4,836	4.0%
Occupancy and equipment	14,023	14,408	(385)	(2.7)	28,448	28,959	(511)	(1.8)
Data processing expense	8,364	8,935	(571)	(6.4)	16,922	18,082	(1,160)	(6.4)
Other operating expenses:
Advertising	2,054	1,692	362	21.4	3,982	3,346	636	19.0
Amortization of intangibles	2,025	2,140	(115)	(5.4)	4,072	4,280	(208)	(4.9)
Electronic banking expense	3,172	3,412	(240)	(7.0)	6,227	6,568	(341)	(5.2)
Directors' fees	431	423	8	1.9	883	921	(38)	(4.1)
Due from bank service charges	283	282	1	0.4	564	558	6	1.1
FDIC and state assessment	1,636	5,494	(3,858)	(70.2)	5,023	8,812	(3,789)	(43.0)
Insurance	1,049	905	144	15.9	2,048	1,808	240	13.3
Legal and accounting	2,360	2,617	(257)	(9.8)	6,001	4,698	1,303	27.7
Other professional fees	2,211	2,108	103	4.9	4,158	4,344	(186)	(4.3)
Operating supplies	711	613	98	16.0	1,422	1,296	126	9.7
Postage	488	497	(9)	(1.8)	991	1,020	(29)	(2.8)
Telephone	419	444	(25)	(5.6)	855	914	(59)	(6.5)
Other expense	12,496	8,788	3,708	42.2	21,199	17,738	3,461	19.5
Total non-interest expense	$116,040	$113,185	$2,855	2.5%	$228,968	$224,681	$4,287	1.9%
Non-interest expense increased $2.9 million, or 2.5%, to $116.0 million for the three months ended June 30, 2025 from $113.2 million for the same period in 2024. The primary factors that resulted in this increase were the increases in salaries and employee benefits and other expense, which were partially offset by the decreases in data processing expense and FDIC and state assessment expense.

Additional details for the three months ended June 30, 2025 on some of the more significant changes are as follows:
•The $3.9 million increase in salaries and employee benefits expense is primarily due to an increase in incentive compensation as a result of an increase in revenue for the Company combined with the additional costs of doing business.
•The $571,000 decrease in data processing expense is primarily due to relationship credits received as a result of a new contract.
•The $3.9 million decrease in FDIC and state assessment expense is due to a reversal adjustment from restating call report uninsured deposits from December 2022 through December 2024, which lowered assessment expense by $1.5 million, as well as the FDIC special assessment being incurred during the second quarter of 2024. The FDIC special assessment was levied in order to recover the losses to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank.
•Other expense increased $3.7 million primarily due to $3.3 million in legal claims expense being recorded during the second quarter of 2025.
Non-interest expense increased $4.3 million, or 1.9%, to $229.0 million for the six months ended June 30, 2025 from $224.7 million for the same period in 2024. The primary factors that resulted in this increase were the increases in salaries and employee benefits, advertising expense, legal and accounting expense and other expense, which were partially offset by the decreases in occupancy and equipment expense and FDIC and state assessment expense.
Additional details for the six months ended June 30, 2025 on some of the more significant changes are as follows:
•The $4.8 million increase in salaries and employee benefits expense is primarily due to an increase in incentive compensation as a result of an increase in revenue for the Company combined with the additional costs of doing business.
•The $1.2 million decrease in data processing expense is primarily due to relationship credits received as a result of a new contract.
•The $636,000 increase in advertising expense is primarily due to an increased volume of advertising.
•The $3.8 million decrease in FDIC and state assessment expense is due to a reversal adjustment from restating call report uninsured deposits from December 2022 through December 2024, which lowered assessment expense by $1.5 million, as well as the FDIC special assessment being incurred during the second quarter of 2024. The FDIC special assessment was levied in order to recover the losses to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank.
•The $1.3 million increase in legal and accounting expense is primarily due to ongoing legal matters.
•The $3.5 million increase in other expense is primarily due to $3.3 million in legal claims expense being recorded during the second quarter of 2025.
Income Taxes
Income tax expense increased $1.7 million, or 5.4%, to $33.6 million for the three-month period ended June 30, 2025, from $31.9 million for the same period in 2024. Income tax expense increased $3.4 million, or 5.4%, to $65.5 million for the six-month period ended June 30, 2025, from $62.2 million for the same period in 2024. The effective income tax rate was 22.10% and 21.91% for the three and six months ended June 30, 2025, compared to 23.90% and 23.56% for the same period in 2024. The marginal tax rate was 24.433% and 24.989% for 2025 and 2024, respectively.

Financial Condition as of and for the Period Ended June 30, 2025 and December 31, 2024
Our total assets as of June 30, 2025 increased $416.3 million to $22.91 billion from $22.49 billion reported as of December 31, 2024. Cash and cash equivalents increased $190.7 million for the six months ended June 30, 2025. Our loan portfolio balance increased to $15.18 billion as of June 30, 2025 from $14.76 billion at December 31, 2024. The increase in loans was primarily due to $398.3 million of organic loan growth in our community banking footprint and $17.8 million of organic loan growth from our Centennial Commercial Finance Group ("Centennial CFG") franchise. These increases were partially offset by a $182.6 million decrease in investment securities resulting from paydowns and maturities during the first six months of 2025. Total deposits increased $342.1 million to $17.49 billion as of June 30, 2025 from $17.15 billion as of December 31, 2024. Stockholders’ equity increased $124.3 million to $4.09 billion as of June 30, 2025, compared to $3.96 billion as of December 31, 2024. The $124.3 million increase in stockholders’ equity is primarily associated with the $233.6 million in net income and $20.2 million in other comprehensive income for the six months ended June 30, 2025, which was partially offset by the $78.3 million in shareholder dividends paid and stock repurchases of $57.3 million.
Loan Portfolio
Loans Receivable
Our loan portfolio averaged $15.06 billion and $14.65 billion during the three months ended June 30, 2025 and 2024, respectively. Our loan portfolio averaged $14.98 billion and $14.57 billion during the six months ended June 30, 2025 and 2024, respectively. Loans receivable were $15.18 billion and $14.76 billion as of June 30, 2025 and December 31, 2024, respectively.
From December 31, 2024 to June 30, 2025, the Company experienced an increase of approximately $416.1 million in loans. The increase in loans was due to $398.3 million of organic loan growth in our community banking footprint and $17.8 million of organic loan growth from our Centennial CFG franchise.
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, Texas, Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Texas, Alabama and New York. Loans receivable were approximately $3.66 billion, $4.31 billion, $3.92 billion, $107.3 million, $1.35 billion and $1.83 billion as of June 30, 2025 in Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG, respectively.
Table 8 presents our loans receivable balances by category as of June 30, 2025 and December 31, 2024.
Table 8: Loans Receivable

	June 30, 2025	December 31, 2024
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$5,553,182	$5,426,780
Construction/land development	2,695,561	2,736,214
Agricultural	315,926	336,993
Residential real estate loans:
Residential 1-4 family	2,138,990	1,956,489
Multifamily residential	620,439	496,484
Total real estate	11,324,098	10,952,960
Consumer	1,218,834	1,234,361
Commercial and industrial	2,107,326	2,022,775
Agricultural	323,457	367,251
Other	206,909	187,153
Total loans receivable	$15,180,624	$14,764,500

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
As of June 30, 2025, we had approximately $1.10 billion of construction/land development loans which were collateralized by land. This consisted of approximately $79.7 million for raw land and approximately $1.02 billion for land with commercial and/or residential lots.
As of June 30, 2025, commercial real estate ("CRE") loans totaled $8.56 billion, or 56.4%, of loans receivable, as compared to $8.50 billion, or 57.6%, of loans receivable, as of December 31, 2024. CRE loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $2.35 billion, $2.53 billion, $2.19 billion, $45.7 million, zero and $1.44 billion at June 30, 2025, respectively.
Table 9 presents the composition of the funded and unfunded balances of our CRE portfolio by loan type, as of June 30, 2025 and December 31, 2024, and their respective percentages of our total CRE portfolio.
Table 9: CRE Loan Concentrations

	June 30, 2025
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$772,625	9.0%	$23,198	1.1%
Office Building	1,052,250	12.3	89,800	4.1
Hotel	1,101,207	12.8	17,584	0.8
Industrial	437,705	5.1	37,410	1.7
Retail	543,960	6.4	15,390	0.7
Owner-Occupied (1)	1,645,435	19.2	127,552	5.8
Construction/Land Development:
Construction Residential-Spec	338,757	4.0	334,430	15.3
Residential Land Development	519,512	6.1	80,851	3.7
Construction Commercial	278,324	3.2	206,567	9.4
Construction Multi Family	742,211	8.7	666,706	30.4
Commercial Land Development	505,267	5.9	99,277	4.5
Construction Residential-Presold	179,742	2.1	164,293	7.5
Construction Hotel	52,065	0.6	278,917	12.7
Raw Land	79,683	0.9	4,610	0.2
Agricultural (1)	315,926	3.7	46,666	2.1
Total Commercial Real Estate (2)	$8,564,669	100.0%	$2,193,251	100.0%

	December 31, 2024
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$829,697	9.8%	$64,948	2.5%
Office Building	1,070,459	12.6	107,769	4.2
Hotel	1,081,120	12.7	24,652	1.0
Industrial	385,072	4.5	29,517	1.1
Retail	507,405	6.0	12,579	0.5
Owner-Occupied (1)	1,553,027	18.2	167,399	6.5
Construction/Land Development:
Construction Residential-Spec	433,964	5.1	330,119	12.8
Residential Land Development	537,686	6.3	86,200	3.4
Construction Commercial	337,727	4.0	360,340	14.0
Construction Multi Family	556,168	6.5	908,976	35.4
Commercial Land Development	512,284	6.0	99,165	3.9
Construction Residential-Presold	186,325	2.2	141,047	5.5
Construction Hotel	64,239	0.8	191,088	7.4
Raw Land	107,821	1.3	8,215	0.3
Agricultural (1)	336,993	4.0	38,913	1.5
Total Commercial Real Estate (2)	$8,499,987	100.0%	$2,570,927	100.0%
(1)     Agriculture real estate loans and owner-occupied non-farm non-residential loans are not included within CRE for regulatory reporting purposes.
(2)     Excludes multi-family residential loans of $620.4 million and $496.5 million as of June 30, 2025 and December 31, 2024, respectively, which are included in the residential real estate loans throughout the filing. Multi-family residential loans are included in CRE for regulatory purposes.

Table 10 presents the composition of our CRE loan portfolio by the ten largest geographical locations of the collateral as of June 30, 2025 and December 31, 2024.
Table 10: Geographical Locations of CRE Loans

	Top 10 Geographical States for CRE Loan Collateral Concentrations
(In thousands)	Florida	Texas	Arkansas	New York	California	Utah	Georgia	Alabama	Tennessee	Pennsylvania	All Other	Total
As of June 30, 2025
Non-Farm/Non-Residential:
Single Purpose Building	$247,660	$194,637	$182,961	$48,929	$429	$—	$13,191	$8,223	$5,636	$—	$70,959	$772,625
Office Building	333,879	375,482	67,595	644	22,850	—	91,493	18,694	—	24,548	117,065	1,052,250
Hotel	534,739	258,631	123,986	5,026	—	—	24,176	18,165	—	—	136,484	1,101,207
Industrial	44,029	148,161	39,515	57,631	20,164	—	—	57,045	—	—	71,160	437,705
Retail	150,956	246,936	41,650	—	35,904	—	—	11,972	420	—	56,122	543,960
Owner-Occupied (1)	483,318	492,466	372,565	—	6,626	—	19,056	28,401	6,422	81,427	155,154	1,645,435
Construction/Land Development:
Construction Residential - Spec	82,394	106,696	34,354	110,334	—	—	—	651	—	—	4,328	338,757
Residential Land Development	142,784	94,392	45,403	—	—	164,224	175	1,909	3,536	—	67,089	519,512
Construction Commercial	82,333	45,177	88,191	20,612	—	14,287	—	1,958	9,543	2,728	13,495	278,324
Construction Multi Family	201,294	157,320	45,791	191,525	—	—	—	—	79,002	247	67,032	742,211
Commercial Land Development	153,833	67,148	29,748	15,341	87,921	—	24,145	8,022	21,188	—	97,921	505,267
Construction Residential - Presold	65,505	79,762	32,946	—	—	—	—	1,529	—	—	—	179,742
Construction Hotel	6,593	18,722	—	—	—	—	—	9,227	17,523	—	—	52,065
Raw Land	10,885	8,907	21,740	—	37,427	—	—	528	—	—	196	79,683
Agricultural (1)	32,820	157,922	103,674	—	—	—	—	3,325	—	—	18,185	315,926
Total Commercial Real Estate (2)	$2,573,022	$2,452,359	$1,230,119	$450,042	$211,321	$178,511	$172,236	$169,649	$143,270	$108,950	$875,190	$8,564,669

	Top 10 Geographical States for CRE Loan Collateral Concentrations
(In thousands)	Florida	Texas	Arkansas	New York	Georgia	Utah	Alabama	California	Pennsylvania	Tennessee	All Other	Total
As of December 31, 2024
Non-Farm/Non-Residential:
Single Purpose Building	$275,440	$212,649	$168,691	$49,278	$17,506	$—	$6,494	$429	$—	$1,586	$97,624	$829,697
Office Building	333,230	355,794	64,062	50,091	91,723	—	18,934	—	25,616	—	131,009	1,070,459
Hotel	541,001	263,647	99,830	4,943	24,319	—	18,575	16,419	—	—	112,386	1,081,120
Industrial	44,392	91,344	40,908	57,556	—	—	59,745	19,941	—	—	71,186	385,072
Retail	148,053	252,087	56,885	4,158	—	—	12,166	—	—	435	33,621	507,405
Owner-Occupied (1)	492,655	431,489	337,935	—	21,051	—	26,314	5,748	83,199	6,911	147,725	1,553,027
Construction/Land Development:												—
Construction Residential - Spec	150,143	107,149	41,299	126,299	—	—	82	—	—	—	8,992	433,964
Residential Land Development	148,897	102,369	51,865	—	304	165,643	2,329	—	—	2,466	63,813	537,686
Construction Commercial	84,027	111,199	62,549	15,159	—	12,451	1,182	—	876	9,194	41,090	337,727
Construction Multi Family	240,255	72,676	32,812	139,130	—	—	—	19,326	228	37,881	13,860	556,168
Commercial Land Development	118,729	70,700	31,841	37,820	40,068	—	9,752	50,036	—	42,181	111,157	512,284
Construction Residential - Presold	93,517	61,538	29,937	—	—	—	1,022	—	—	—	311	186,325
Construction Hotel	6,693	9,796	22,036	—	13,555	—	5,152	—	—	—	7,007	64,239
Raw Land	9,036	8,537	31,649	—	—	—	1,311	34,388	—	—	22,900	107,821
Agricultural (1)	32,589	176,084	106,684	—	—	—	3,736	—	—	—	17,900	336,993
Total Commercial Real Estate (2)	$2,718,657	$2,327,058	$1,178,983	$484,434	$208,526	$178,094	$166,794	$146,287	$109,919	$100,654	$880,581	$8,499,987
(1)     Agriculture real estate loans and owner-occupied non-farm non-residential loans are not included within CRE for regulatory reporting purposes.

(2)     Excludes multi-family residential loans of $620.4 million and $496.5 million as of June 30, 2025 and December 31, 2024, respectively, which are included in the residential real estate loans throughout the filing. Multi-family residential loans are included in CRE for regulatory purposes.
Our loan policy states that in order to achieve a well-balanced, diversified credit portfolio, concentrations containing inappropriate or excessive risk are to be avoided. It is the goal of the Company to maintain a prudent diversification of loans. We define a concentration of credit as direct or indirect obligations according to the following guidelines: (i) concentrations of 25% or more of total risk-based capital by individual borrower, small, interrelated group of individuals, single repayment source or individual project; (ii) concentrations of 100% or more of total risk-based capital by industry or product line. As of June 30, 2025, we have not met the threshold for the concentration limits. In addition, the Bank's Board of Directors monitors the CRE loan portfolio for concentrations related to geography, industry, and collateral type and determines applicable guidelines. The Chief Lending Officer also reviews the portfolio periodically to determine if any concentrations exist and makes recommendations with respect to setting internal guidelines.
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
The Company has a CRE strategy and contingency plan which outlines the principles required to adequately manage our CRE exposures. It discusses the inherent risks within CRE lending, as well as the risks unique to specific lending activities and property taxes. In addition, the plan outlines internal limits related to CRE lending, reasoning for operating outside those limits, and provides for a contingency plan to reduce the CRE exposures under adverse economic conditions or other situations where it is deemed necessary to do so. The responsibility for monitoring the CRE Strategy and Contingency Plan, and subsequent reporting to management and the Board of Directors lies with the Chief Lending Officer and the Asset Quality Committee of the Board of Directors. Within the CRE Strategy and Contingency Plan, we established four adverse economic triggers to measure on an ongoing basis to attempt to determine when a change in CRE strategy might be warranted, at least from an external economic perspective. If one or a combination of these triggers have exceeded Board approved thresholds, the Executive Risk Committee will determine which action or combination of actions, if any, to take based on the specific situation. If utilized, the required actions are likely to focus on tightening/loosening of underwriting criteria, potential capital raises or loan distribution actions such as selling or participating loans. However, other action steps may be considered necessary depending upon the specific situation. As of June 30, 2025, none of the triggers exceeded our internal guidelines, and we have not recommended any additional changes to our underwriting standards because the Company considers the current standards to be adequate in addressing the risks to our CRE portfolio.
Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 55.5% and 37.6% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of June 30, 2025, with the remaining 6.9% relating to condominiums and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of June 30, 2025, residential real estate loans totaled $2.76 billion, or 18.2%, of loans receivable, compared to $2.45 billion, or 16.6%, of loans receivable, as of December 31, 2024. Residential real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $600.4 million, $1.23 billion, $672.8 million, $39.2 million, zero and $214.4 million at June 30, 2025, respectively.
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
As of June 30, 2025, consumer loans totaled $1.22 billion, or 8.0%, of loans receivable, compared to $1.23 billion, or 8.4%, of loans receivable, as of December 31, 2024. Consumer loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $20.1 million, $6.3 million, $8.3 million, $448,000, $1.18 billion and zero at June 30, 2025, respectively.

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
As of June 30, 2025, commercial and industrial loans totaled $2.11 billion, or 13.9%, of loans receivable, compared to $2.02 billion, or 13.7%, of loans receivable, as of December 31, 2024. Commercial and industrial loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $478.7 million, $502.8 million, $795.6 million, $21.6 million, $160.8 million and $147.9 million at June 30, 2025, respectively.
Non-Performing Assets
We classify our problem loans into three categories: past due loans, special mention loans and classified loans (accruing and non-accruing).
When management determines that a loan is no longer performing, and that collection of interest appears doubtful, the loan is placed on non-accrual status. Loans that are 90 days past due are placed on non-accrual status unless they are adequately secured and there is reasonable assurance of full collection of both principal and interest. Our management closely monitors all loans that are contractually 90 days past due, treated as "special mention" or otherwise classified or on non-accrual status.
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $55.2 million and $76.3 million in PCD loans, as of June 30, 2025 and December 31, 2024, respectively.
Table 11 sets forth information with respect to our non-performing assets as of June 30, 2025 and December 31, 2024. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 11: Non-performing Assets

	As of June 30, 2025	As of December 31, 2024
	(Dollars in thousands)
Non-accrual loans	$89,261	$93,853
Loans past due 90 days or more (principal or interest payments)	7,031	5,034
Total non-performing loans	96,292	98,887
Other non-performing assets
Foreclosed assets held for sale, net	41,529	43,407
Other non-performing assets	—	63
Total other non-performing assets	41,529	43,470
Total non-performing assets	$137,821	$142,357
Allowance for credit losses to non-accrual loans	315.78%	293.95%
Allowance for credit losses to non-performing loans	292.72	278.99
Non-accrual loans to total loans	0.59	0.64
Non-performing loans to total loans	0.63	0.67
Non-performing assets to total assets	0.60	0.63

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
Our non-performing loans were $96.3 million, or 0.63% of total loans as of June 30, 2025, compared to $98.9 million, or 0.67% of total loans, as of December 31, 2024. The allowance for credit losses as a percentage of non-performing loans increased to 292.72% as of June 30, 2025, from 278.99% as of December 31, 2024. As of June 30, 2025, our non-performing assets decreased to $137.8 million, or 0.60% of total assets, from $142.4 million, or 0.63% of total assets, as of December 31, 2024.
Table 12 below shows the non-performing loans and non-performing assets by region as of June 30, 2025 and December 31, 2024:
Table 12: Non-performing Assets By Region

	As of June 30, 2025
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Non-accrual loans	$16,276	$37,833	$22,487	$162	$11,716	$787	$89,261
Loans 90+ days past due	2,341	1,133	3,557	—	—	—	7,031
Total non-performing loans	$18,617	$38,966	$26,044	$162	$11,716	$787	$96,292

Foreclosed assets held for sale	863	565	17,259	—	—	22,842	41,529
Other non-performing assets	—	—	—	—	—	—	—
Total other non-performing assets	$863	$565	$17,259	$—	$—	$22,842	$41,529
Total non-performing assets	$19,480	$39,531	$43,303	$162	$11,716	$23,629	$137,821

	As of December 31, 2024
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Non-accrual loans	$18,448	$38,778	$23,494	$206	$5,537	$7,390	$93,853
Loans 90+ days past due	538	362	4,134	—	—	—	5,034
Total non-performing loans	$18,986	$39,140	$27,628	$206	$5,537	$7,390	$98,887

Foreclosed assets held for sale	757	5,951	13,924	—	—	22,775	43,407
Other non-performing assets	—	—	63	—	—	—	63
Total other non-performing assets	$757	$5,951	$13,987	$—	$—	$22,775	$43,470
Total non-performing assets	$19,743	$45,091	$41,615	$206	$5,537	$30,165	$142,357
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
As of June 30, 2025, we had $105.7 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual, and we had $17.4 million of restructured loans that are not in compliance with the modified terms and are reported as non-accrual. Of the $105.7 million of restructured loans that are in compliance with the modified terms, our Arkansas market contained $1.8 million, our Florida market contained $1.0 million, our Texas market contained $97.6 million, our SPF region contained $3.0 million and our New York region contained $2.3 million of these restructured loans. Of the $17.4 million of restructured loans not in compliance with the modified terms, our Arkansas market contained $1.4 million, our Florida market contained $15.8 million and our Texas market contained $195,000.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 12 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $112.2 million, and the ending balance as of June 30, 2025 was $100.8 million. The $100.8 million balance consists of $1.2 million of non-accrual loans and $99.6 million of current loans, of which all were current as of June 30, 2025. Three of the modified loans pertained to one borrower relationship and accounted for $96.3 million of the total post-modification outstanding balance. These loans were modified during the year ended December 31, 2024. The modification involved three new loans being underwritten resulting in the interest rate decreasing by 12 basis points and one of the loans in the relationship being charged-off. The charged-off amount was $26.1 million, and the charge-off was recorded during 2024. Six of the $123.1 million in restructured loans held by the Company were considered to be collateral dependent as of June 30, 2025. The outstanding balance of these loans was $116.8 million, and the specific reserve was $4.0 million.
The Company had $246.2 million and $268.0 million in impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) for the periods ended June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets accounted for approximately $24.1 million, $48.0 million, $156.1 million, $162,000, $14.7 million and $3.1 million of the impaired loans, respectively.
The amortized cost balance for loans with a specific allocation decreased from $92.7 million to $78.3 million, and the specific allocation for impaired loans decreased by approximately $4.5 million to $19.4 million at June 30, 2025 compared to $23.8 million at December 31, 2024.
Total foreclosed assets held for sale were $41.5 million as of June 30, 2025, compared to $43.4 million as of December 31, 2024, for a decrease of $1.9 million. The foreclosed assets held for sale as of June 30, 2025 are comprised of $863,000 located in Arkansas, $565,000 located in Florida, $17.3 million located in Texas, zero in Alabama, zero in SPF and $22.8 million in Centennial CFG. The majority of the foreclosed assets held for sale is comprised of two properties. The first is an office building located in Santa Monica, California with a carrying value of $22.8 million. The second is an apartment complex which is under construction in Gunter, Texas with a carrying value of $14.3 million. These two properties account for $37.2 million of the balance of foreclosed assets held for sale at June 30, 2025.

Table 13 shows the summary of foreclosed assets held for sale as of June 30, 2025 and December 31, 2024.
Table 13: Foreclosed Assets Held For Sale

	As of June 30, 2025	As of December 31, 2024
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$24,167	$28,392
Construction/land development	16,681	13,391
Residential real estate loans
Residential 1-4 family	681	1,624
Total foreclosed assets held for sale	$41,529	$43,407
Past Due and Non-Accrual Loans
Table 14 shows the summary of non-accrual loans as of June 30, 2025 and December 31, 2024:
Table 14: Total Non-Accrual Loans

	As of June 30, 2025	As of December 31, 2024
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$34,317	$35,868
Construction/land development	1,553	3,702
Agricultural	519	559
Residential real estate loans
Residential 1-4 family	22,372	22,539
Total real estate	72,229	75,751
Consumer	12,042	6,178
Commercial and industrial	4,030	10,931
Agricultural & other	960	993
Total non-accrual loans	$89,261	$93,853
If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.8 million and $1.3 million, respectively, would have been recorded for the three-month periods ended June 30, 2025 and 2024. If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $3.5 million and $2.5 million, respectively, would have been recorded for the six-month periods ended June 30, 2025 and 2024. The interest income recognized on non-accrual loans for the three months ended June 30, 2025 and 2024 was considered immaterial.

Table 15 shows the summary of accruing past due loans 90 days or more as of June 30, 2025 and December 31, 2024:
Table 15: Loans Accruing Past Due 90 Days or More

	As of June 30, 2025	As of December 31, 2024
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,657	$304
Construction/land development	209	600
Residential real estate loans
Residential 1-4 family	3,459	1,835
Total real estate	5,325	2,739
Consumer	34	32
Commercial and industrial	1,672	2,263
Agricultural & Other	—	—
Total loans accruing past due 90 days or more	$7,031	$5,034
Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.63% and 0.67% at June 30, 2025 and December 31, 2024, respectively.
Allowance for Credit Losses
Overview. The allowance for credit losses on loans receivable increased from $275.9 million as of December 31, 2024 to $281.9 million as of June 30, 2025. The specific reserve for loans individually analyzed for credit losses was $19.4 million on $202.4 million of individually analyzed loans as of June 30, 2025, compared to a specific reserve of $23.8 million on $209.8 million of individually analyzed loans as of December 31, 2024. The allowance for credit losses as a percentage of loans was 1.86% and 1.87% at June 30, 2025 and December 31, 2024, respectively.
Loans Collectively Evaluated for Credit Loss. Loans receivable collectively evaluated for credit loss increased by approximately $423.6 million from $14.55 billion at December 31, 2024 to $14.98 billion at June 30, 2025. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for credit loss to the total loans collectively evaluated for credit loss was 1.75% and 1.73% at June 30, 2025 and December 31, 2024, respectively.
Charge-offs and Recoveries. For the three months ended June 30, 2025, total charge-offs were $4.1 million and total recoveries were $3.0 million, for a net charge-off position of $1.1 million. For the six months ended June 30, 2025, total charge-offs were $7.5 million and total recoveries were $10.5 million, for a net recovery position of $3.0 million. For the three months ended June 30, 2024, total charge-offs were $3.1 million and total recoveries were $660,000, for a net charge-off position of $2.4 million. For the six months ended June 30, 2024, total charge-offs were $7.1 million and total recoveries were $1.2 million, for a net charge-off position of $5.9 million.

Table 16 below shows charge-off and recovery detail by region for the six months ended June 30, 2025 and 2024.
Table 16: Charge-Off and Recovery Detail By Region

For the Three Months Ended June 30, 2025
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$462	$245	$2,588	$13	$582	$181	$4,071
Recoveries	(223)	(577)	(2,172)	(2)	(22)	—	(2,996)
Net charge-offs (recoveries)	$239	$(332)	$416	$11	$560	$181	$1,075

For the Six Months Ended June 30, 2025
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$936	$2,724	$3,032	$21	$635	$181	$7,529
Recoveries	(451)	(694)	(8,686)	(4)	(25)	(658)	(10,518)
Net charge-offs (recoveries)	$485	$2,030	$(5,654)	$17	$610	$(477)	$(2,989)

For the Three Months Ended June 30, 2024
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$1,437	$248	$1,094	$12	$85	$222	$3,098
Recoveries	(310)	(113)	(227)	(7)	(3)	—	(660)
Net charge-offs	$1,127	$135	$867	$5	$82	$222	$2,438

For the Six Months Ended June 30, 2024
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$3,157	$741	$2,761	$30	$165	$222	$7,076
Recoveries	(581)	(216)	(385)	(11)	(5)	—	(1,198)
Net charge-offs	$2,576	$525	$2,376	$19	$160	$222	$5,878
Loans partially charged-off are placed on non-accrual status until it is proven that the borrower's repayment ability with respect to the remaining principal balance can be reasonably assured. This is usually established over a period of 6-12 months of timely payment performance.

Table 17 shows the allowance for credit losses, charge-offs and recoveries as of and for the three and six months ended June 30, 2025 and 2024.
Table 17: Analysis of Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Balance, beginning of period	$279,944	$290,294	$275,880	$288,234
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	19	62	2,319	1,164
Construction/land development	70	80	70	81
Residential real estate loans:
Residential 1-4 family	54	59	129	218
Total real estate	143	201	2,518	1,463
Consumer	785	199	1,015	397
Commercial and industrial	2,369	2,013	2,530	3,759
Other	774	685	1,466	1,457
Total loans charged off	4,071	3,098	7,529	7,076
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	1,629	5	7,789	25
Construction/land development	416	82	541	89
Residential real estate loans:
Residential 1-4 family	12	76	63	95
Total real estate	2,057	163	8,393	209
Consumer	49	22	68	61
Commercial and industrial	615	259	1,573	360
Other	275	216	484	568
Total recoveries	2,996	660	10,518	1,198
Net loans (recovered) charged off	1,075	2,438	(2,989)	5,878
Provision for credit loss	3,000	8,000	3,000	13,500
Ending balance	$281,869	$295,856	$281,869	$295,856
Net charge-offs (recoveries) to average loans receivable	0.03%	0.07%	(0.04)%	0.08%
Allowance for credit losses to total loans	1.86	2.00	1.86	2.00
Allowance for credit losses to net charge-offs (recoveries)	6,537.13	3,017.22	(4,676.35)	2,502.89

Table 18 presents the allocation of allowance for credit losses as of June 30, 2025 and December 31, 2024.
Table 18: Allocation of Allowance for Credit Losses

	As of June 30, 2025		As of December 31, 2024
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$81,475	36.5%	$88,141	36.7%
Construction/land development	46,741	17.8	52,271	18.5
Agricultural residential real estate loans	2,804	2.1	3,174	2.3
Residential real estate loans:
Residential 1-4 family	45,177	14.1	40,347	13.2
Multifamily residential	12,795	4.1	10,488	3.4
Total real estate	188,992	74.6	194,421	74.1
Consumer	27,588	8.0	27,589	8.4
Commercial and industrial	59,228	13.9	48,330	13.7
Agricultural	1,353	2.1	1,291	2.5
Other	4,708	1.4	4,249	1.3
Total	$281,869	100.0%	$275,880	100.0%
(1)Percentage of loans in each category to total loans receivable.
During the six months ended June 30, 2025, the Company reduced the level of the hurricane reserve from $33.4 million to $6.0 million as the deferred loans returned to regular payment during the year. The reduction in the hurricane reserve and the increase in the economic uncertainty related qualitative factor drove the significant changes in reserve levels between commercial real estate and commercial & industrial loans.
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 5.1 years as of June 30, 2025.
Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. We had $1.27 billion and $1.28 billion of held-to-maturity securities at June 30, 2025 and December 31, 2024, respectively. The detail of the held-to-maturity portfolio by carrying amount and percentage of the portfolio at June 30, 2025 and December 31, 2024 can be seen below.
Table 19: Held to Maturity Securities

	June 30, 2025		December 31, 2024
	Net Carrying Amount	Percentage of Total	Net Carrying Amount	Percentage of Total
	(In Thousands)		(In Thousands)
U.S. government-sponsored enterprises	$43,699	3.5%	$43,560	3.4%
U.S. government-sponsored mortgage-backed securities	120,541	9.5%	124,169	9.8%
State and political subdivisions	1,101,052	87.0%	1,107,475	86.8%
Total	$1,265,292	100.0%	$1,275,204	100.0%

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive (loss) income. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $2.90 billion and $3.07 billion as June 30, 2025 and December 31, 2024, respectively. The detail of the available-for-sale portfolio by estimated fair value and percentage of the portfolio at June 30, 2025 and December 31, 2024 can be seen below.
Table 20: Available for Sale Securities

	June 30, 2025		December 31, 2024
	Estimated Fair Value	Percentage of Total	Estimated Fair Value	Percentage of Total
	(In Thousands)		(In Thousands)
U.S. government-sponsored enterprises	$264,964	9.1%	$284,790	9.3%
U.S. government-sponsored mortgage-backed securities	1,239,329	42.7%	1,324,684	43.1%
Private mortgage-backed securities	155,582	5.4%	171,394	5.6%
Non-government-sponsored asset backed securities	183,543	6.3%	225,648	7.3%
State and political subdivisions	845,261	29.2%	870,361	28.3%
Other securities	211,289	7.3%	195,762	6.4%
Total	$2,899,968	100.0%	$3,072,639	100.0%
During the three and six months ended June 30, 2025, the Company determined the $2.2 million allowance for credit losses on the available-for-sale portfolio and the $2.0 million allowance for credit losses on the held-to-maturity portfolio were adequate. Therefore, no additional provision was considered necessary.
See Note 2 to the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.
Deposits
Our deposits averaged $17.41 billion and $16.94 billion for the three months ended June 30, 2025 and June 30, 2024, respectively. Our deposits averaged $17.30 billion and $16.84 billion for the six months ended June 30, 2025 and June 30, 2024, respectively. Total deposits were $17.49 billion as of June 30, 2025, and $17.15 billion as of December 31, 2024. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
Our policy also permits the acceptance of brokered deposits. From time to time, when appropriate in order to fund strong loan demand, we accept brokered time deposits, generally in denominations of less than $250,000, from a regional brokerage firm, and other national brokerage networks. We also participate in the One-Way Buy Insured Cash Sweep ("ICS") service and similar services, which provide for one-way buy transactions among banks for the purpose of purchasing cost-effective floating-rate funding without collateralization or stock purchase requirements. Management believes these sources represent a reliable and cost-efficient alternative funding source for the Company. However, to the extent that our condition or reputation deteriorates, or to the extent that there are significant changes in market interest rates which we do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.
Table 21 reflects the classification of the brokered deposits as of June 30, 2025 and December 31, 2024.
Table 21: Brokered Deposits

	June 30, 2025	December 31, 2024
	(In thousands)
Insured Cash Sweep and Other Transaction Accounts	$429,419	$448,442
Total Brokered Deposits	$429,419	$448,442

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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve reduced the target rate three times during 2024. First, on September 18, 2024, the target rate was reduced to 4.75% to 5.00%, second, on November 7, 2024, the target rate was reduced to 4.50% to 4.75% and third, on December 18, 2024, the target rate was reduced to 4.25% to 4.50%. As of June 30, 2025, the Federal Reserve has not changed the rates during 2025.
Table 22 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and six months ended June 30, 2025 and 2024.
Table 22: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2025		2024
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$3,981,901	—%	$4,083,916	—%
Interest-bearing transaction accounts	10,428,530	2.66	9,977,541	3.04
Savings deposits	1,113,111	0.72	1,141,046	0.88
Time deposits:
$100,000 or more	1,312,656	3.88	1,135,435	4.31
Other time deposits	573,491	3.33	597,175	3.80
Total	$17,409,689	2.04%	$16,935,113	2.27%

	Six Months Ended June 30,
	2025		2024
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$3,981,425	—%	$4,050,787	—%
Interest-bearing transaction accounts	10,369,523	2.66	9,931,812	3.01
Savings deposits	1,103,025	0.71	1,146,937	0.86
Time deposits:
$100,000 or more	1,263,991	3.95	1,120,873	4.27
Other time deposits	580,068	3.40	588,029	3.75
Total	$17,298,032	2.04%	$16,838,438	2.25%
Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $21.5 million, or 13.3%, from $162.4 million as of December 31, 2024 to $140.8 million as of June 30, 2025.

FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $550.0 million and $600.0 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, $100.0 million and $450.0 million of the outstanding balances were classified as short-term and long-term advances, respectively. At December 31, 2024, $100.0 million and $500.0 million of the outstanding balances were classified as short-term and long-term advances, respectively.
The FHLB advances mature from 2025 to 2037 with fixed interest rates ranging from 3.37% to 4.84%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
Other borrowed funds were $500,000 and $750,000 as of June 30, 2025 and December 31, 2024, respectively. These were classified as short-term advances.
Additionally, the Company had $1.31 billion and $1.22 billion at June 30, 2025 and December 31, 2024, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits.
Subordinated Debentures
Subordinated debentures were $439.0 million and $439.2 million as of June 30, 2025 and December 31, 2024, respectively.
On April 1, 2022, the Company acquired $140.0 million in aggregate principal amount of 5.500% Fixed-to-Floating Rate Subordinated Notes due 2030 (the 2030 Notes") from Happy, and the Company recorded approximately $144.4 million which included fair value adjustments. The 2030 Notes are unsecured, subordinated debt obligations of the Company and will mature on July 31, 2030. From and including the date of issuance to, but excluding July 31, 2025 or the date of earlier redemption, the 2030 Notes will bear interest at an initial rate of 5.50% per annum, payable in arrears on January 31 and July 31 of each year. From and including July 31, 2025 to, but excluding, the maturity date or earlier redemption, the 2030 Notes will bear interest at a floating rate equal to the Benchmark rate (which is expected to be 3-month Secured Overnight Funding Rate ("SOFR")), each as defined in and subject to the provisions of the applicable supplemental indenture for the 2030 Notes, plus 5.345%, payable quarterly in arrears on January 31, April 30, July 31, and October 31 of each year, commencing on October 31, 2025.
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
On July 31, 2025, the Company completed the payoff of its $140.0 million in aggregate principal amount of the 2030 Notes. Each 2030 Note was redeemed pursuant to the terms of the Subordinated Indenture, dated as of July 30, 2020, between the Company and UMB Bank, the Trustee for the 2030 Notes, at the redemption price of 100% of its principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date.
On January 18, 2022, the Company completed an underwritten public offering of $300.0 million in aggregate principal amount of its 3.125% Fixed-to-Floating Rate Subordinated Notes due 2032 (the "2032 Notes") for net proceeds, after underwriting discounts and issuance costs, of approximately $296.4 million. The 2032 Notes are unsecured, subordinated debt obligations of the Company and will mature on January 30, 2032. From and including the date of issuance to, but excluding January 30, 2027 or the date of earlier redemption, the 2032 Notes will bear interest at an initial rate of 3.125% per annum, payable in arrears on January 30 and July 30 of each year. From and including January 30, 2027 to, but excluding the maturity date or earlier redemption, the 2032 Notes will bear interest at a floating rate equal to the Benchmark rate (which is expected to be Three-Month Term SOFR), each as defined in and subject to the provisions of the applicable supplemental indenture for the 2032 Notes, plus 182 basis points, payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year, commencing on April 30, 2027.

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
Stockholders’ Equity
Stockholders’ equity increased $124.3 million to $4.09 billion as of June 30, 2025, from $3.96 billion as of December 31, 2024. The $124.3 million increase in stockholders’ equity is primarily associated with the $233.6 million in net income and the $20.2 million in other comprehensive income for the six months ended June 30, 2025, which was partially offset by the $78.3 million in shareholder dividends paid and stock repurchases of $57.3 million in 2025. As of June 30, 2025 and December 31, 2024, our equity to asset ratio was 17.83% and 17.61%, respectively. Book value per share was $20.71 as of June 30, 2025, compared to $19.92 as of December 31, 2024, an 8.0% annualized increase.
Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.20 and $0.18 per share for the three months ended June 30, 2025 and 2024, respectively, and $0.395 and $0.36 per share for the six months ended June 30, 2025 and 2024, respectively. The common stock dividend payout ratio for the three months ended June 30, 2025 and 2024 was 33.4% and 35.6%, respectively. The common stock dividend payout ratio for the six months ended June 30, 2025 and 2024 was 33.5% and 35.9%, respectively. On July 18, 2025, the Board of Directors declared a regular $0.20 per share quarterly cash dividend payable September 3, 2025, to shareholders of record August 13, 2025.
Stock Repurchase Program. During the first six months of 2025, the Company repurchased a total of 2,000,000 shares with a weighted-average stock price of $28.33 per share. Shares repurchased under the program as of June 30, 2025 since its inception total 28,507,507 shares. The remaining balance available for repurchase was 18,000,000 shares at June 30, 2025.
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
In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in "Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems" and certain provisions of the Dodd-Frank Act ("Basel III"). Basel III applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies. Basel III became effective for the Company and its bank subsidiary on January 1, 2015. Basel III limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" of 2.5% of common equity Tier 1 capital to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2025 and December 31, 2024, we met all regulatory capital adequacy requirements to which we were subject.

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 27, 2020, the federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule, which is reflected in the risk-based capital ratios presented below as of December 31, 2024. The risk-based capital ratios presented below as of June 30, 2025 do not include a transitional period adjustment as the transition period has ended.
Table 23 presents our risk-based capital ratios on a consolidated basis as of June 30, 2025 and December 31, 2024.
Table 23: Risk-Based Capital

	As of June 30, 2025	As of December 31, 2024
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$4,085,316	$3,961,025
ASC 326 transitional period adjustment	—	8,123
Goodwill and core deposit intangibles, net	(1,434,068)	(1,438,140)
Unrealized loss on available-for-sale securities	235,944	256,108
Total common equity Tier 1 capital	2,887,192	2,787,116
Total Tier 1 capital	2,887,192	2,787,116
Tier 2 capital
Allowance for credit losses	281,869	275,880
ASC 326 transitional period adjustment	—	(8,123)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(50,026)	(36,105)
Qualifying allowance for credit losses	231,843	231,652
Qualifying subordinated notes	438,956	439,246
Total Tier 2 capital	670,799	670,898
Total risk-based capital	$3,557,991	$3,458,014
Average total assets for leverage ratio	$21,607,411	$21,365,045
Risk weighted assets	$18,457,335	$18,447,826
Ratios at end of period
Common equity Tier 1 capital	15.64%	15.11%
Leverage ratio	13.36	13.05
Tier 1 risk-based capital	15.64	15.11
Total risk-based capital	19.28	18.74
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

As of the most recent notification from regulatory agencies, our bank subsidiary was "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized," we, as well as our banking subsidiary, must maintain minimum CET1 capital, leverage, Tier 1 risk-based capital, and total risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that we believe have changed the bank subsidiary’s category.
Non-GAAP Financial Measurements
Our accounting and reporting policies conform to generally accepted accounting principles in the United States ("GAAP") and the prevailing practices in the banking industry. However, this report contains financial information determined by methods other than in accordance with GAAP, including earnings, as adjusted; diluted earnings per common share, as adjusted; tangible book value per share; return on average assets, excluding intangible amortization; return on average assets, as adjusted; return on average common equity, as adjusted; return on average tangible equity, excluding intangible amortization; return on average tangible equity, as adjusted; tangible equity to tangible assets; and efficiency ratio, as adjusted.
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

In Table 24 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 24: Earnings, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$118,403	$101,530	$233,612	$201,639
Pre-tax adjustments:
FDIC special assessment	(1,516)	2,260	(1,516)	2,260
Fair value adjustment for marketable securities	238	274	(204)	(729)
Special income from equity investment	(3,498)	—	(7,389)	—
Gain on sale of premises and equipment	(983)	(2,059)	(983)	(2,059)
Legal fee reimbursement	(885)	—	(885)	—
Legal claims expense	3,300	—	3,300	—
BOLI death benefits	(1,243)	—	(1,243)	(162)
Total pre-tax adjustments	(4,587)	475	(8,920)	(690)
Tax-effect of adjustments(1)	(817)	119	(1,876)	(132)
Investment DTA write-off	—	2,030	—	2,030
Total adjustments after-tax (B)	(3,770)	2,386	(7,044)	1,472
Earnings, as adjusted (C)	$114,633	$103,916	$226,568	$203,111
Average diluted shares outstanding (D)	197,765	200,465	198,289	200,909
GAAP diluted earnings per share: A/D	$0.60	$0.51	$1.18	$1.00
Adjustments after-tax: B/D	(0.02)	0.01	(0.04)	0.01
Diluted earnings per common share excluding adjustments: C/D	$0.58	$0.52	$1.14	$1.01
(1) Blended statutory rate of 24.433% for 2025 and 24.989% for 2024.

We had $1.43 billion, $1.44 billion and $1.44 billion total goodwill and core deposit intangibles as of June 30, 2025, December 31, 2024 and June 30, 2024, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity, return on average tangible equity excluding intangible amortization, and tangible equity to tangible assets are useful in evaluating our company. Management also believes return on average assets, as adjusted, return on average equity, as adjusted, and return on average tangible equity, as adjusted, are meaningful non-GAAP financial measures, as they exclude items such as certain non-interest income and expenses that management believes are not indicative of our primary business operating results. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 25 through 28, respectively.
Table 25: Tangible Book Value Per Share

	As of June 30, 2025	As of December 31, 2024
	(In thousands, except per share data)
Book value per share: A/B	$20.71	$19.92
Tangible book value per share: (A-C-D)/B	13.44	12.68
(A) Total equity	$4,085,316	$3,961,025
(B) Shares outstanding	197,239	198,882
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	36,255	40,327
Table 26: Return on Average Assets, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Return on average assets: A/D	2.08%	1.79%	2.08%	1.78%
Return on average assets, as adjusted: (A+C)/D	2.02	1.83	2.02	1.79
Return on average assets excluding intangible amortization: B/(D-E)	2.25	1.94	2.25	1.93
(A) Net income	$118,403	$101,530	$233,612	$201,639
Intangible amortization after-tax	1,530	1,605	3,077	3,210
(B) Earnings excluding intangible amortization	$119,933	$103,135	$236,689	$204,849
(C) Adjustments after-tax	$(3,770)	$2,386	$(7,044)	$1,472
(D) Average assets	22,797,738	22,875,949	22,673,974	22,779,604
(E) Average goodwill, core deposits and other intangible assets	1,435,480	1,443,778	1,436,492	1,444,840

Table 27: Return on Average Equity, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Return on average equity: A/D	11.77%	10.73%	11.76%	10.69%
Return on average common equity, as adjusted: (A+C)/D	11.39	10.98	11.40	10.76
Return on average tangible common equity: A/(D-E)	18.26	17.29	18.33	17.26
Return on average tangible equity excluding intangible amortization: B/(D-E)	18.50	17.56	18.57	17.53
Return on average tangible common equity, as adjusted: (A+C)/(D-E)	17.68	17.69	17.77	17.38
(A) Net income	$118,403	$101,530	$233,612	$201,639
(B) Earnings excluding intangible amortization	119,933	103,135	236,689	204,849
(C) Adjustments after-tax	(3,770)	2,386	(7,044)	1,472
(D) Average equity	4,036,155	3,805,800	4,007,075	3,794,726
(E) Average goodwill, core deposits and other intangible assets	1,435,480	1,443,778	1,436,492	1,444,840
Table 28: Tangible Equity to Tangible Assets

	As of June 30, 2025	As of December 31, 2024
	(Dollars in thousands)
Equity to assets: B/A	17.83%	17.61%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	12.35	11.98
(A) Total assets	$22,907,022	$22,490,748
(B) Total equity	4,085,316	3,961,025
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	36,255	40,327
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

Table 29: Efficiency Ratio, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net interest income (A)	$219,952	$211,822	$434,608	$416,412
Non-interest income (B)	51,079	42,774	96,505	84,573
Non-interest expense (C)	116,040	113,185	228,968	224,681
FTE Adjustment (D)	2,526	2,628	5,060	3,520
Amortization of intangibles (E)	2,025	2,140	4,072	4,280
Adjustments:
Non-interest income:
Fair value adjustment for marketable securities	$(238)	$(274)	$204	$729
Special income from equity investments	3,498	—	7,389	—
Gain (loss) on OREO, net	13	49	(363)	66
Gain on branches, equipment and other assets, net	972	2,052	809	2,044
BOLI death benefits	1,243	—	1,243	162
Legal expense reimbursement	885	—	885	—
Total non-interest income adjustments (F)	$6,373	$1,827	$10,167	$3,001
Non-interest expense:
FDIC special assessment	(1,516)	2,260	(1,516)	2,260
Legal claims expense	3,300	—	3,300	—
Total non-interest expense adjustments (G)	$1,784	$2,260	$1,784	$2,260
Efficiency ratio (reported): ((C-E)/(A+B+D))	41.68%	43.17%	41.94%	43.69%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	42.01	42.59	42.42	43.50
Recently Issued Accounting Pronouncements
See Note 21 to the Condensed Notes to Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Liquidity and Market Risk Management
At June 30, 2025, we held $2.36 billion in assets that could be used for liquidity purposes, which we refer to as net available internal liquidity. This balance consisted of $1.40 billion in unpledged investment securities which could be used for additional secured borrowing capacity, $782.2 million in cash on deposit with the Federal Reserve Bank ("FRB") and $172.3 million in other liquid cash accounts.
Consistent with our practice of maintaining access to significant external liquidity, we had $3.54 billion in net available sources of borrowed funds, which we refer to as net available external liquidity, as of June 30, 2025. This included $5.12 billion in total borrowing capacity with the Federal Home Loan Bank ("FHLB"), of which $1.86 billion has been drawn upon in the ordinary course of business, resulting in $3.26 billion in net available liquidity with the FHLB as of June 30, 2025. The $1.86 billion consisted of $550.0 million in outstanding FHLB advances and $1.31 billion used for pledging purposes. We also had access to approximately $172.7 million available borrowing capacity from the Discount Window. As of June 30, 2025, the Company also had access to $55.0 million from First National Bankers’ Bank ("FNBB"), and $55.0 million from other various external sources.
Overall, we had $5.90 billion net available liquidity as of June 30, 2025, which consisted of $2.36 billion of net available internal liquidity and $3.54 billion in net available external liquidity. Details on our available liquidity as of June 30, 2025 are available below.

Table 30: Available Liquidity

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unpledged investment securities (market value)	$1,403,682	$—	$1,403,682
Cash at FRB	782,228	—	782,228
Other liquid cash accounts	172,251	—	172,251
Total Internal Liquidity	2,358,161	—	2,358,161
External Sources
FHLB	5,120,584	1,859,896	3,260,688
FRB Discount Window	172,682	—	172,682
FNBB	55,000	—	55,000
Other	55,000	—	55,000
Total External Liquidity	5,403,266	1,859,896	3,543,370
Total Available Liquidity	$7,761,427	$1,859,896	$5,901,531

We have continued to limit our exposure to uninsured deposits and have been actively monitoring this exposure in light of the current banking environment. As of June 30, 2025, we held approximately $8.66 billion in uninsured deposits of which $840.4 million were intercompany subsidiary deposit balances and $3.05 billion were collateralized deposits, for a net position of $4.77 billion. This represented approximately 27.3% of total deposits. In addition, net available liquidity exceeded uninsured and uncollateralized deposits by $1.13 billion as of June 30, 2025.
Table 31: Uninsured Deposits

(in thousands)	As of June 30, 2025
Uninsured Deposits	$8,660,517
Intercompany Subsidiary and Affiliate Balances	840,367
Collateralized Deposits	3,049,906
Net Uninsured Position	$4,770,244

Total Available Liquidity	5,901,531
Net Uninsured Position	4,770,244
Net Available Liquidity in Excess of Uninsured Deposits	$1,131,287

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At June 30, 2025, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Table 32 presents our sensitivity to net interest income as of June 30, 2025 and June 30, 2024.
Table 32: Sensitivity of Net Interest Income

	Percentage Change from Base	Percentage Change from Base	June 30,
Interest Rate Scenario	June 30, 2025	June 30, 2024	2025 vs. 2024
Up 200 basis points	10.48%	8.93%	1.55%
Up 100 basis points	5.43	4.60	0.83
Down 100 basis points	(6.08)	(5.41)	(0.67)
Down 200 basis points	(11.81)	(10.91)	(0.90)
There have been no material changes in our market risk exposure from June 30, 2024 to June 30, 2025. Our balance sheet mix has remained consistent. The target rate changes by the Federal Reserve have impacted our earnings, but our net interest income exposure is still within our current guidelines. The Federal Reserve reduced the target rate three times during 2024. First, on September 18, 2024, the target rate was reduced to 4.75% to 5.00%, second, on November 7, 2024, the target rate was reduced to 4.50% to 4.75% and third, on December 18, 2024, the target rate was reduced to 4.25% to 4.50%. As of June 30, 2025, the Federal Reserve has not changed the rates during 2025.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2025, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1: Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiaries are a party or of which any of their property is the subject.
Item 1A: Risk Factors
There were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of our Form 10-K for the year ended December 31, 2024. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2025, the Company utilized a portion of its stock repurchase program which was most recently amended and re-approved by the Board of Directors on January 17, 2025, authorizing the repurchase of up 20,000,000 shares of the Company's common stock. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2025	650,000	$26.37	650,000	18,350,000
May 1 through May 31, 2025	268,661	28.18	268,661	18,081,339
June 1 through June 30, 2025	81,339	27.99	81,339	18,000,000
Total	1,000,000		1,000,000
(1)The above described stock repurchase program has no expiration date.
Item 3: Defaults Upon Senior Securities
Not applicable.
Item 4: Mine Safety Disclosures
Not applicable.
Item 5: Other Information
During the three months ended June 30, 2025, none of the Company’s directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.11
Tenth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 4.11 of Home BancShares’s registration statement on Form S-8 (File No. 333-264409))

3.12
Eleventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.12 of Home BancShares's Current Report on Form 10-Q/A for the quarter ended March 31, 2025, filed on May 7, 2025)

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
HOME BANCSHARES, INC.
(Registrant)

Date:	August 5, 2025	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	August 5, 2025	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	August 5, 2025	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer