Form 10-Q
period 2025-09-30
HOME BANCSHARES INC
filed 2025-11-04
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2025
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
Common Stock Issued and Outstanding: 196,542,380 shares as of November 4, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of our statements contained in this document, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation," are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to expectations, beliefs, projections, future financial performance, future plans and strategies, and anticipated events or trends, and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, including through potential acquisitions, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like "may," "plan," "contemplate," "anticipate," "believe," "intend," "continue," "expect," "project," "predict," "estimate," "could," "should," "would," and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:
•the effects of future local, regional, national and international economic conditions, including any impacts from the ongoing federal government shutdown, recent or future changes in tariffs or trade policies, inflation, or a decrease in commercial real estate and residential housing values;
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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$284,750	$281,063
Interest-bearing deposits with other banks	516,170	629,284
Cash and cash equivalents	800,920	910,347
Fed funds sold	3,625	3,725
Investment securities — available-for-sale, net of allowance for credit losses of $0 at September 30, 2025 and $2,195 at December 31, 2024 (amortized cost of $3,163,880 and $3,410,272 at September 30, 2025 and December 31, 2024, respectively)	2,924,496	3,072,639
Investment securities — held-to-maturity, net of allowance for credit losses of $2,005 at both September 30, 2025 and December 31, 2024	1,264,200	1,275,204
Total investment securities	4,188,696	4,347,843
Loans receivable	15,285,972	14,764,500
Allowance for credit losses	(285,649)	(275,880)
Loans receivable, net	15,000,323	14,488,620
Bank premises and equipment, net	374,515	386,322
Foreclosed assets held for sale	41,263	43,407
Cash value of life insurance	219,075	219,786
Accrued interest receivable	110,702	120,129
Deferred tax asset, net	155,963	186,697
Goodwill	1,398,253	1,398,253
Core deposit intangibles	34,231	40,327
Other assets	380,236	345,292
Total assets	$22,707,802	$22,490,748
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$3,880,101	$4,006,115
Savings and interest-bearing transaction accounts	11,500,921	11,347,850
Time deposits	1,946,674	1,792,332
Total deposits	17,327,696	17,146,297
Securities sold under agreements to repurchase	145,998	162,350
FHLB and other borrowed funds	550,500	600,750
Accrued interest payable and other liabilities	189,551	181,080
Subordinated debentures	279,093	439,246
Total liabilities	18,492,838	18,529,723
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 400,000,000 in 2025 and 300,000,000 in 2024; shares issued and outstanding 196,889,325 in 2025 and 198,882,402 in 2024	1,969	1,989
Capital surplus	2,214,211	2,272,794
Retained earnings	2,181,911	1,942,350
Accumulated other comprehensive loss	(183,127)	(256,108)
Total stockholders’ equity	4,214,964	3,961,025
Total liabilities and stockholders’ equity	$22,707,802	$22,490,748
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
	(Unaudited)
Interest income:
Loans	$283,165	$281,977	$829,990	$821,595
Investment securities
Taxable	26,326	31,006	80,203	96,822
Tax-exempt	7,743	7,704	23,019	23,276
Deposits – other banks	6,242	12,096	21,813	35,188
Federal funds sold	56	62	164	182
Total interest income	323,532	332,845	955,189	977,063
Interest expense:
Interest on deposits	87,962	97,785	263,237	286,074
Federal funds purchased	—	1	—	1
FHLB and other borrowed funds	5,378	14,383	16,819	42,914
Securities sold under agreements to repurchase	1,019	1,335	3,105	4,102
Subordinated debentures	3,007	4,121	11,254	12,340
Total interest expense	97,366	117,625	294,415	345,431
Net interest income	226,166	215,220	660,774	631,632
Provision for credit losses on loans	6,700	18,200	9,700	31,700
(Recovery of) provision for credit losses on unfunded commitments	(1,000)	1,000	(1,000)	—
Recovery of credit losses on investment securities	(2,194)	(330)	(2,194)	(330)
Total credit loss expense	3,506	18,870	6,506	31,370
Net interest income after credit loss expense	222,660	196,350	654,268	600,262
Non-interest income:
Service charges on deposit accounts	10,486	9,888	29,688	29,288
Other service charges and fees	12,130	10,490	35,462	31,358
Trust fees	4,600	4,403	14,594	14,191
Mortgage lending income	4,691	4,437	13,070	12,271
Insurance commissions	574	595	1,698	1,668
Increase in cash value of life insurance	1,404	1,161	4,661	3,635
Dividends from FHLB, FRB, FNBB & other	2,658	2,637	8,033	8,642
Gain on sale of SBA loans	46	145	334	399
(Loss) gain on sale of branches, equipment and other assets, net	(66)	32	743	2,076
(Loss) gain on OREO, net	(1)	85	(364)	151
Fair value adjustment for marketable securities	1,020	1,392	1,224	2,121
Other income	13,963	7,514	38,867	21,552
Total non-interest income	51,505	42,779	148,010	127,352
Non-interest expense:
Salaries and employee benefits	63,804	58,861	189,977	180,198
Occupancy and equipment	14,828	14,546	43,276	43,505
Data processing expense	8,871	9,088	25,793	27,170
Other operating expenses	27,335	27,550	84,760	83,853
Total non-interest expense	114,838	110,045	343,806	334,726
Income before income taxes	159,327	129,084	458,472	392,888
Income tax expense	35,723	29,046	101,256	91,211
Net income	$123,604	$100,038	$357,216	$301,677
Basic earnings per share	$0.63	$0.50	$1.81	$1.51
Diluted earnings per share	$0.63	$0.50	$1.80	$1.51
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
	(Unaudited)
Net income	$123,604	$100,038	$357,216	$301,677
Net unrealized gain on available-for-sale securities	68,948	88,303	96,056	74,062
Other comprehensive income before tax effect	68,948	88,303	96,056	74,062
Tax effect on other comprehensive income	(16,131)	(21,366)	(23,075)	(19,849)
Other comprehensive income	52,817	66,937	72,981	54,213
Comprehensive income	$176,421	$166,975	$430,197	$355,890
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2025
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2025	$1,989	$2,272,794	$1,942,350	$(256,108)	$3,961,025
Comprehensive income:
Net income	—	—	115,209	—	115,209
Other comprehensive income	—	—	—	31,568	31,568
Net issuance of 71,734 shares of common stock from exercise of stock options	1	526	—	—	527
Repurchase of 1,000,000 shares of common stock	(10)	(29,689)	—	—	(29,699)
Share-based compensation net issuance of 252,000 shares of restricted common stock	2	2,798	—	—	2,800
Excise tax from repurchase of common stock	—	(117)	—	—	(117)
Cash dividends – Common Stock, $0.195 per share	—	—	(38,758)	—	(38,758)
Balances at March 31, 2025 (unaudited)	$1,982	$2,246,312	$2,018,801	$(224,540)	$4,042,555
Comprehensive income:
Net income	—	—	118,403	—	118,403
Other comprehensive loss	—	—	—	(11,404)	(11,404)
Net issuance of 34,521 shares of common stock from exercise of stock options	—	75	—	—	75
Repurchase of 1,000,000 shares of common stock	(10)	(27,008)	—	—	(27,018)
Share-based compensation net forfeiture of 2,000 shares of restricted common stock	—	2,656	—	—	2,656
Excise tax from repurchase of common stock	—	(459)	—	—	(459)
Cash dividends – Common Stock, $0.20 per share	—	—	(39,492)	—	(39,492)
Balances at June 30, 2025 (unaudited)	$1,972	$2,221,576	$2,097,712	$(235,944)	$4,085,316
Comprehensive income:
Net Income	—	—	123,604	—	123,604
Other comprehensive loss	—	—	—	52,817	52,817
Repurchase of 350,000 shares of common stock	(3)	(9,925)	—	—	(9,928)
Share-based compensation	—	2,653	—	—	2,653
Excise tax from repurchase of common stock	—	(93)	—	—	(93)
Cash dividends – Common Stock, $0.20 per share	—	—	(39,405)	—	(39,405)
Balances at September 30, 2025 (unaudited)	$1,969	$2,214,211	$2,181,911	$(183,127)	$4,214,964
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
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2025	2024
	(Unaudited)
Operating Activities
Net income	$357,216	$301,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	21,746	21,994
Increase in value of equity securities	(1,224)	(2,121)
Increase in value of equity method investments	(10,708)	(2,438)
Amortization of securities, net	9,868	11,083
Accretion of purchased loans	(3,883)	(6,523)
Share-based compensation	8,109	6,718
Gain on assets	(2,143)	(2,627)
Gain on repurchase of subordinated debentures	(1,882)	—
Provision for credit losses - loans	9,700	31,700
Recovery of credit losses - unfunded commitments	(1,000)	—
Recovery of credit losses - investment securities	(2,194)	(330)
Deferred income tax effect	7,659	686
Increase in cash value of life insurance	(4,661)	(3,635)
Originations of mortgage loans held for sale	(540,697)	(467,339)
Proceeds from sales of mortgage loans held for sale	475,426	477,185
Changes in assets and liabilities:
Accrued interest receivable	9,427	95
Other assets	(29,654)	(23,990)
Accrued interest payable and other liabilities	9,471	43,405
Net cash provided by operating activities	310,576	385,540
Investing Activities
Net decrease (increase) in federal funds sold	100	(1,325)
Net increase in loans	(460,582)	(428,985)
Purchases of investment securities – available-for-sale	(80,116)	(62,643)
Proceeds from maturities of investment securities – available-for-sale	315,461	363,011
Proceeds from maturities of investment securities – held-to-maturity	12,184	5,054
Purchases of equity securities	(5,000)	—
Redemption (purchase) of other investments	11,660	(445)
Purchases for improvements to foreclosed assets	(2,925)	—
Proceeds from sale of foreclosed assets	8,374	1,475
Proceeds from sale of SBA loans	4,998	5,573
Purchases of premises and equipment	(17,797)	(24,277)
Proceeds from sale of premises and equipment	14,475	14,818
Return (purchase) of investment on cash value of life insurance, net	6,784	(1,218)
Net cash used in investing activities	(192,384)	(128,962)
Financing Activities
Net increase (decrease) in deposits	181,399	(82,001)
Net (decrease) increase in securities sold under agreements to repurchase	(16,352)	37,331
Decrease in FHLB and other borrowed funds	(50,250)	(1,400,550)
Increase in FHLB and other borrowed funds	—	1,400,000
Retirement of subordinated debentures	(158,049)	—
Proceeds from exercise of stock options, net	602	1,369
Repurchase of common stock	(67,314)	(84,036)
Dividends paid on common stock	(117,655)	(111,227)
Net cash provided by financing activities	(227,619)	(239,114)
Net change in cash and cash equivalents	(109,427)	17,464
Cash and cash equivalents – beginning of year	910,347	1,000,213
Cash and cash equivalents – end of period	$800,920	$1,017,677
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank ("FRB") and interest-bearing deposits with other banks. Included in cash and cash equivalents were $9.5 million and $15.4 million of restricted cash as of September 30, 2025 and December 31, 2024, respectively.

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
Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$123,604	$100,038	$357,216	$301,677
Average shares outstanding	197,078	199,380	197,750	200,300
Effect of common stock options	210	81	202	130
Average diluted shares outstanding	197,288	199,461	197,952	200,430
Basic earnings per share	$0.63	$0.50	$1.81	$1.51
Diluted earnings per share	$0.63	$0.50	$1.80	$1.51
The impact of anti-dilutive shares to the diluted earnings per share calculation was considered immaterial for the periods ended September 30, 2025 and 2024.

2. Investment Securities
The following table summarizes the amortized cost and fair value of securities that are classified as available-for-sale and held-to-maturity:

	September 30, 2025
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$254,741	$—	$254,741	$968	$(8,394)	$247,315
U.S. government-sponsored mortgage-backed securities	1,378,237	—	1,378,237	1,360	(138,541)	1,241,056
Private mortgage-backed securities	155,155	—	155,155	163	(7,417)	147,901
Non-government-sponsored asset backed securities	171,752	—	171,752	348	(1,067)	171,033
State and political subdivisions	959,533	—	959,533	1,015	(78,219)	882,329
Other securities	244,462	—	244,462	1,768	(11,368)	234,862
Total	$3,163,880	$—	$3,163,880	$5,622	$(245,006)	$2,924,496

	September 30, 2025
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,770	$—	$43,770	$—	$(1,523)	$42,247
U.S. government-sponsored mortgage-backed securities	118,662	—	118,662	349	(3,366)	115,645
State and political subdivisions	1,103,773	(2,005)	1,101,768	95	(102,636)	999,227
Total	$1,266,205	$(2,005)	$1,264,200	$444	$(107,525)	$1,157,119

	December 31, 2024
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$297,698	$—	$297,698	$1,164	$(14,072)	$284,790
U.S. government-sponsored mortgage-backed securities	1,527,463	—	1,527,463	760	(203,539)	1,324,684
Private mortgage-backed securities	184,643	—	184,643	—	(13,249)	171,394
Non-government-sponsored asset backed securities	228,751		228,751	331	(3,434)	225,648
State and political subdivisions	956,055	—	956,055	335	(86,029)	870,361
Other securities	215,662	(2,195)	213,467	576	(18,281)	195,762
Total	$3,410,272	$(2,195)	$3,408,077	$3,166	$(338,604)	$3,072,639

	December 31, 2024
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,560	$—	$43,560	$—	$(3,021)	$40,539
U.S. government-sponsored mortgage-backed securities	124,169	—	124,169	—	(6,695)	117,474
State and political subdivisions	1,109,480	(2,005)	1,107,475	39	(122,587)	984,927
Total	$1,277,209	$(2,005)	$1,275,204	$39	$(132,303)	$1,142,940
Assets, principally investment securities, having a carrying value of approximately $2.66 billion and $2.61 billion at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $146.0 million and $162.4 million at September 30, 2025 and December 31, 2024, respectively.
The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at September 30, 2025, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$32,853	$32,425	$—	$—
Due after one year through five years	257,956	247,955	104,620	101,940
Due after five years through ten years	394,695	375,621	364,055	338,975
Due after ten years	773,232	708,505	678,868	600,559
U.S. government-sponsored mortgage-backed securities	1,378,237	1,241,056	118,662	115,645
Private mortgage-backed securities	155,155	147,901	—	—
Non-government-sponsored asset backed securities	171,752	171,033	—	—
Total	$3,163,880	$2,924,496	$1,266,205	$1,157,119
During the three and nine months ended September 30, 2025 and 2024, no available-for-sale securities were sold.

The following table shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$16,429	$(64)	$164,831	$(8,330)	$181,260	$(8,394)
U.S. government-sponsored mortgage-backed securities	15,657	(22)	1,128,946	(138,519)	1,144,603	(138,541)
Private mortgage-backed securities	—	—	138,047	(7,417)	138,047	(7,417)
Non-government-sponsored asset backed securities	642	(1)	56,007	(1,066)	56,649	(1,067)
State and political subdivisions	28,597	(911)	750,624	(77,308)	779,221	(78,219)
Other securities	11,349	(78)	166,792	(11,290)	178,141	(11,368)
Total	$72,674	$(1,076)	$2,405,247	$(243,930)	$2,477,921	$(245,006)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$42,247	$(1,523)	$42,247	$(1,523)
U.S. government-sponsored mortgage-backed securities	6,583	(42)	74,627	(3,324)	81,210	(3,366)
State and political subdivisions	12,467	(482)	982,504	(102,154)	994,971	(102,636)
Total	$19,050	$(524)	$1,099,378	$(107,001)	$1,118,428	$(107,525)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$25,946	$(326)	$161,759	$(13,746)	$187,705	$(14,072)
U.S. government-sponsored mortgage-backed securities	34,597	(1,088)	1,215,317	(202,451)	1,249,914	(203,539)
Private mortgage-backed securities	9,491	(129)	161,903	(13,120)	171,394	(13,249)
Non-government-sponsored asset backed securities	10,849	(60)	92,857	(3,374)	103,706	(3,434)
State and political subdivisions	46,591	(1,230)	761,289	(84,799)	807,880	(86,029)
Other securities	7,157	(911)	173,204	(17,370)	180,361	(18,281)
Total	$134,631	$(3,744)	$2,566,329	$(334,860)	$2,700,960	$(338,604)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$40,539	$(3,021)	$40,539	$(3,021)
U.S. government-sponsored mortgage-backed securities	48,254	(1,979)	69,220	(4,716)	117,474	(6,695)
State and political subdivisions	29,612	(1,037)	954,335	(121,550)	983,947	(122,587)
Total	$77,866	$(3,016)	$1,064,094	$(129,287)	$1,141,960	$(132,303)

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
During the three and nine months ended September 30, 2025, the Company reversed the $2.2 million allowance for credit losses on the available-for-sale portfolio due to an upgrade in the credit quality of the subordinated debt investment securities for which an allowance had been recorded. However, the Company determined the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no additional provision was considered necessary.

Available-for-Sale Investment Securities
	September 30, 2025	December 31, 2024
Allowance for credit losses:	(In thousands)
Beginning balance, January 1	$2,195	$2,525
Recovery of credit losses	(2,195)	(330)
Balance, September 30	$—	$2,195
Recovery of credit loss		—
Balance, December 31, 2024		$2,195

Held-to-Maturity Investment Securities
	September 30, 2025	December 31, 2024
Allowance for credit losses:	(In thousands)
Beginning balance, January 1	$2,005	$2,005
Provision for credit losses	—	—
Balance, September 30	$2,005	$2,005
Provision for credit loss		—
Balance, December 31, 2024		$2,005

For the nine months ended September 30, 2025, the Company had available-for-sale investment securities with approximately $245.0 million in unrealized losses, of which $243.9 million had been in continuous loss positions for more than twelve months. The Company’s assessments indicated the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 43.5% of the principal balance from the Company’s investment portfolio will mature or are expected to pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
As of September 30, 2025, the Company's available-for-sale securities portfolio consisted of 1,494 investment securities, 1,206 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $245.0 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $8.4 million on 61 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained $138.5 million of unrealized losses on 616 securities, and the private mortgage-backed securities portfolio contained $7.4 million of unrealized losses on 29 securities. The non-government-sponsored asset backed securities portfolio contained $1.1 million of unrealized losses on 15 securities. The state and political subdivisions portfolio contained $78.2 million of unrealized losses on 426 securities. In addition, the other securities portfolio contained $11.4 million of unrealized losses on 59 securities. The unrealized losses on the Company's investments were primarily a result of interest rate changes, and the Company expects to recover the amortized cost basis over the term of the securities. The Company has determined that, as of September 30, 2025, a reserve for credit losses is not necessary because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
As of September 30, 2025, the Company's held-to-maturity securities portfolio consisted of 514 investment securities, 494 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $107.5 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $1.5 million on 5 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained unrealized losses of $3.4 million on 14 securities. The state and political subdivisions portfolio contained $102.6 million of unrealized losses on 475 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, the Company has determined that an additional provision for credit losses was not necessary as of September 30, 2025.
The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of September 30, 2025:

	State and political subdivisions	U.S. government-sponsored enterprises	U.S. government-sponsored mortgage-backed securities	Total
	(In thousands)
Aaa/AAA	$233,372	$43,770	$—	$277,142
Aa/AA	832,351	—	—	832,351
A	32,589	—	—	32,589
Not rated	5,461	—	—	5,461
Agency Backed	—	—	118,662	118,662
Total	$1,103,773	$43,770	$118,662	$1,266,205

Income earned on securities for the three and nine months ended September 30, 2025 and 2024, is as follows:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Taxable
Available-for-sale	$18,899	$23,550	$57,991	$74,439
Held-to-maturity	7,427	7,456	22,212	22,383
Non-taxable
Available-for-sale	4,706	4,612	13,865	13,971
Held-to-maturity	3,037	3,092	9,154	9,305
Total	$34,069	$38,710	$103,222	$120,098
3. Loans Receivable
The various categories of loans receivable are summarized as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,494,492	$5,426,780
Construction/land development	2,709,197	2,736,214
Agricultural	331,301	336,993
Residential real estate loans
Residential 1-4 family	2,142,375	1,956,489
Multifamily residential	716,595	496,484
Total real estate	11,393,960	10,952,960
Consumer	1,233,523	1,234,361
Commercial and industrial	2,100,268	2,022,775
Agricultural	346,167	367,251
Other	212,054	187,153
Total loans receivable	15,285,972	14,764,500
Allowance for credit losses	(285,649)	(275,880)
Loans receivable, net	$15,000,323	$14,488,620
During the three months ended September 30, 2025, the Company sold $640,000 of the guaranteed portions of SBA loans, which resulted in a gain of approximately $46,000. During the nine months ended September 30, 2025, the Company sold $4.6 million of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $334,000. During the three months ended September 30, 2024, the Company sold $1.8 million guaranteed portions of certain SBA loans, which resulted in a gain of approximately $145,000. During the nine months ended September 30, 2024, the Company sold $5.1 million guaranteed portions of certain SBA loans, which resulted in a gain of approximately $399,000.

Mortgage loans held for sale of approximately $163.9 million and $98.7 million at September 30, 2025 and December 31, 2024, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. The Company regularly sells mortgages into the capital markets to mitigate the effects of interest rate volatility during the period from the time an interest rate lock commitment ("IRLC") is issued until the IRLC funds creating a mortgage loan held for sale and its subsequent sale into the secondary/capital markets. Loan sales are typically executed on a mandatory basis. Under a mandatory commitment, the Company agrees to deliver a specified dollar amount with predetermined terms by a certain date. Generally, the commitment is not loan specific, and any combination of loans can be delivered into the outstanding commitment provided the terms fall within the parameters of the commitment. Upon failure to deliver, the Company is subject to fees based on market movement. These commitments and IRLCs are derivative instruments and their fair values at September 30, 2025 and December 31, 2024 were not material.
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated ("PCD") loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $54.2 million and $76.3 million in PCD loans, as of September 30, 2025 and December 31, 2024, respectively. The balance, as of September 30, 2025, results entirely from the acquisition of Happy Bancshares, Inc. ("Happy") in 2022.
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

Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. Management determined the models in use as of December 31, 2024 were appropriate for use in 2025. The identified loss drivers by segment are included below as of both September 30, 2025 and December 31, 2024.

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
Consumer & Other Loans. Our consumer & other loans are primarily composed of loans to finance United States Coast Guard registered high-end sail and power boats. The performance of consumer & other loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual changes in circumstance.
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
During the three and nine months ended September 30, 2025, the Company recorded $6.7 million and $9.7 million in provision for credit losses on loans, respectively. Also, during the three and nine months ended September 30, 2025, the Company recovered $1.0 million in credit losses on unfunded commitments.
During the three and nine months ended September 30, 2024, the Company recorded $18.2 million and $31.7 million in provision for credit losses on loans, respectively. $16.7 million of the provision for credit losses recorded during 2024 was used to establish a hurricane reserve for loans impacted by Hurricane Helene. In addition, during the three months ended September 30, 2024, the Company recorded $1.0 million in provision for unfunded commitments, which completely offset the $1.0 million recovery of credit losses on unfunded commitments that was recorded during the first quarter of 2024.
The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$46,741	$84,279	$57,972	$60,581	$32,296	$281,869
Loans charged off	—	(84)	(240)	(2,821)	(1,506)	(4,651)
Recoveries of loans previously charged off	2	711	149	653	216	1,731
Net loans recovered (charged off)	2	627	(91)	(2,168)	(1,290)	(2,920)
Provision for credit losses	670	(3,406)	4,903	2,632	1,901	6,700
Balance, September 30	$47,413	$81,500	$62,784	$61,045	$32,907	$285,649

	Nine Months Ended September 30, 2025
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$52,271	$91,315	$50,835	$49,621	$31,838	$275,880
Loans charged off	(70)	(2,403)	(369)	(5,351)	(3,987)	(12,180)
Recoveries of loans previously charged off	543	8,500	212	2,226	768	12,249
Net loans recovered (charged off)	473	6,097	(157)	(3,125)	(3,219)	69
Provision for credit losses	(5,331)	(15,912)	12,106	14,549	4,288	9,700
Balance, September 30	$47,413	$81,500	$62,784	$61,045	$32,907	$285,649
During the nine months ended September 30, 2025, the Company reduced the level of the hurricane reserve from $33.4 million to $6.0 million as the deferred loans returned to regular payment during the year. The reduction in the hurricane reserve and the increase in the economic uncertainty related qualitative factor drove the significant changes in reserve levels between commercial real estate and commercial & industrial loans.
The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2024 and the year ended December 31, 2024:

	Three Months Ended September 30, 2024
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$58,673	$86,842	$51,354	$69,635	$29,352	$295,856
Loans charged off	—	—	(42)	(741)	(1,218)	(2,001)
Recoveries of loans previously charged off	7	34	54	143	281	519
Net loans recovered (charged off)	7	34	12	(598)	(937)	(1,482)
Provision for credit losses	4,718	9,799	8,059	(8,434)	4,058	18,200
Balance, September 30	$63,398	$96,675	$59,425	$60,603	$32,473	$312,574

	Nine Months Ended September 30, 2024 and Year Ended December 31, 2024
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$33,877	$78,635	$55,860	$92,810	$27,052	$288,234
Loans charged off	(81)	(1,164)	(260)	(4,500)	(3,072)	(9,077)
Recoveries of loans previously charged off	96	59	149	503	910	1,717
Net loans (charged off) recovered	15	(1,105)	(111)	(3,997)	(2,162)	(7,360)
Provision for credit loss - loans	29,506	19,145	3,676	(28,210)	7,583	31,700
Balance, September 30	63,398	96,675	59,425	60,603	32,473	312,574
Loans charged off	(1,356)	(36,968)	(6,807)	(6,589)	(2,239)	(53,959)
Recoveries of loans previously charged off	125	—	31	125	284	565
Net loans (charged off) recovered	(1,231)	(36,968)	(6,776)	(6,464)	(1,955)	(53,394)
Provision for credit loss - loans	(9,896)	31,608	(1,814)	(4,518)	1,320	16,700
Balance, December 31	$52,271	$91,315	$50,835	$49,621	$31,838	$275,880

During the second quarter of 2024, the Company implemented updated allowance for credit loss models as part of the annual model review and challenge process. In light of the then current commercial real estate ("CRE") environment, the allowance calculation called for a higher level of reserves for the CRE portfolio and a corresponding reduction in reserves for the commercial and industrial portfolio.
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$22,301	$14,978	$1,136
Construction/land development	3,418	—	—
Agricultural	497	—	—
Residential real estate loans
Residential 1-4 family	25,547	—	1,529
Multifamily residential	12,907	12,022	—
Total real estate	64,670	27,000	2,665
Consumer	10,798	4,981	4
Commercial and industrial	4,349	—	1,456
Agricultural & other	1,270	—	—
Total	$81,087	$31,981	$4,125

	December 31, 2024
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$35,868	$28,768	$304
Construction/land development	3,702	—	600
Agricultural	559	—	—
Residential real estate loans
Residential 1-4 family	22,539	—	1,835
Multifamily residential	13,083	—	—
Total real estate	75,751	28,768	2,739
Consumer	6,178	—	32
Commercial and industrial	10,931	—	2,263
Agricultural & other	993	—	—
Total	$93,853	$28,768	$5,034
The Company had $81.1 million and $93.9 million in nonaccrual loans as of September 30, 2025 and December 31, 2024, respectively. In addition, the Company had $4.1 million and $5.0 million in loans past due 90 days or more and still accruing as of September 30, 2025 and December 31, 2024, respectively.

The Company had $32.0 million and $28.8 million in nonaccrual loans with a specific reserve as of September 30, 2025 and December 31, 2024, respectively. Interest income recognized on the non-accrual loans for the periods ended September 30, 2025 and September 30, 2024 was considered immaterial.
The following table presents the amortized cost basis of impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) by class of loans as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$99,004	$—	$—
Construction/land development	3,418	—	—
Agricultural	498	—	—
Residential real estate loans
Residential 1-4 family	—	29,673	—
Multifamily residential	—	12,907	—
Total real estate	102,920	42,580	—
Consumer	—	—	13,752
Commercial and industrial	—	—	65,358
Agricultural & other	—	—	1,270
Total	$102,920	$42,580	$80,380

	December 31, 2024
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$125,861	$—	$—
Construction/land development	4,301	—	—
Agricultural	559	—	—
Residential real estate loans
Residential 1-4 family	—	26,549	—
Multifamily residential	—	13,083	—
Total real estate	130,721	39,632	—
Consumer	—	—	14,228
Commercial and industrial	—	—	82,422
Agricultural & other	—	—	993
Total	$130,721	$39,632	$97,643
The Company had $225.9 million and $268.0 million in impaired loans for the periods ended September 30, 2025 and December 31, 2024, respectively.
Interest recognized on impaired loans during the three and nine months ended September 30, 2025 was approximately $2.8 million and $8.4 million, respectively. Interest recognized on impaired loans during the three and nine months ended September 30, 2024 was approximately $1.3 million and $3.7 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

The following is an aging analysis for loans receivable as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,581	$1,101	$23,437	$30,119	$5,464,373	$5,494,492	$1,136
Construction/land development	2,467	413	3,418	6,298	2,702,899	2,709,197	—
Agricultural	55	—	497	552	330,749	331,301	—
Residential real estate loans
Residential 1-4 family	999	7,864	27,076	35,939	2,106,436	2,142,375	1,529
Multifamily residential	—	—	12,907	12,907	703,688	716,595	—
Total real estate	9,102	9,378	67,335	85,815	11,308,145	11,393,960	2,665
Consumer	741	14	10,802	11,557	1,221,966	1,233,523	4
Commercial and industrial	1,459	594	5,805	7,858	2,092,410	2,100,268	1,456
Agricultural & other	1,083	71	1,270	2,424	555,797	558,221	—
Total	$12,385	$10,057	$85,212	$107,654	$15,178,318	$15,285,972	$4,125

	December 31, 2024
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,352	$38,944	$36,172	$79,468	$5,347,312	$5,426,780	$304
Construction/land development	369	799	4,302	5,470	2,730,744	2,736,214	600
Agricultural	90	43	559	692	336,301	336,993	—
Residential real estate loans
Residential 1-4 family	1,897	4,877	24,374	31,148	1,925,341	1,956,489	1,835
Multifamily residential	—	—	13,083	13,083	483,401	496,484	—
Total real estate	6,708	44,663	78,490	129,861	10,823,099	10,952,960	2,739
Consumer	7,046	68	6,210	13,324	1,221,037	1,234,361	32
Commercial and industrial	309	1,028	13,194	14,531	2,008,244	2,022,775	2,263
Agricultural and other	1,082	291	993	2,366	552,038	554,404	—
Total	$15,145	$46,050	$98,887	$160,082	$14,604,418	$14,764,500	$5,034

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$309	$136	$445
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	348,792	204,769	330,245	651,052	429,947	1,000,935	255,141	3,220,881
Risk rating 4	75,032	128,424	91,769	557,970	281,611	638,385	238,978	2,012,169
Risk rating 5	243	26	535	13,425	54	23,006	400	37,689
Risk rating 6	11,979	33,456	1,738	40,800	6,540	127,461	—	221,974
Risk rating 7	—	—	825	—	—	—	—	825
Risk rating 8	—	—	—	—	509	—	—	509
Total non-farm/non-residential	436,046	366,675	425,112	1,263,247	718,661	1,790,096	494,655	5,494,492
Construction/land development
Risk rating 1	$—	$—	$—	$—	$9	$—	$—	$9
Risk rating 2	136	95	131	—	—	130	—	492
Risk rating 3	435,575	947,632	207,583	179,940	29,750	62,505	67,375	1,930,360
Risk rating 4	48,408	177,468	140,473	200,466	24,604	21,923	142,278	755,620
Risk rating 5	—	2,298	—	16,039	—	—	—	18,337
Risk rating 6	—	1,681	281	405	967	1,045	—	4,379
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	484,119	1,129,174	348,468	396,850	55,330	85,603	209,653	2,709,197
Agricultural
Risk rating 1	$—	$—	$—	$1,204	$—	$—	$—	$1,204
Risk rating 2	—	272	233	—	1,030	—	—	1,535
Risk rating 3	24,124	34,662	18,408	25,398	12,516	48,338	50,234	213,680
Risk rating 4	10,434	14,785	10,288	24,219	18,965	27,246	5,952	111,889
Risk rating 5	—	—	—	—	—	54	—	54
Risk rating 6	—	—	—	—	1,531	1,234	174	2,939
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	34,558	49,719	28,929	50,821	34,042	76,872	56,360	331,301
Total commercial real estate loans	$954,723	$1,545,568	$802,509	$1,710,918	$808,033	$1,952,571	$760,668	$8,534,990
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$85	$1	$86
Risk rating 2	—	—	158	—	—	2	1	161
Risk rating 3	239,934	177,555	246,653	360,167	174,195	411,783	112,944	1,723,231
Risk rating 4	11,589	35,743	15,823	54,433	101,407	74,661	82,717	376,373
Risk rating 5	—	—	362	1,394	971	4,976	101	7,804
Risk rating 6	52	1,292	3,969	8,890	5,595	14,466	455	34,719
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	1	—	—	—	1
Total residential 1-4 family	251,575	214,590	266,965	424,885	282,168	505,973	196,219	2,142,375

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	8,757	32,076	65,062	93,737	29,882	106,745	6,408	342,667
Risk rating 4	900	666	104,766	79,191	10,853	58,060	29,844	284,280
Risk rating 5	—	—	—	44,522	509	1,522	—	46,553
Risk rating 6	—	—	—	42,022	—	1,073	—	43,095
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	9,657	32,742	169,828	259,472	41,244	167,400	36,252	716,595
Total real estate	$1,215,955	$1,792,900	$1,239,302	$2,395,275	$1,131,445	$2,625,944	$993,139	$11,393,960
Consumer
Risk rating 1	$4,000	$3,430	$1,533	$1,112	$501	$1,221	$1,969	$13,766
Risk rating 2	3	—	—	—	—	225	—	228
Risk rating 3	202,067	227,996	157,682	161,249	143,970	272,885	1,066	1,166,915
Risk rating 4	3,105	16,907	3,422	5,328	1,930	5,468	123	36,283
Risk rating 5	2	—	24	466	203	1,167	—	1,862
Risk rating 6	25	1,029	5,820	855	256	5,337	4	13,326
Risk rating 7	—	—	1	—	—	—	—	1
Risk rating 8	—	1	1	1,140	—	—	—	1,142
Total consumer	209,202	249,363	168,483	170,150	146,860	286,303	3,162	1,233,523
Commercial and industrial
Risk rating 1	$1,920	$3,424	$313	$467	$717	$20,737	$14,577	$42,155
Risk rating 2	—	44	79	309	—	16	3,331	3,779
Risk rating 3	310,612	104,236	411,124	130,951	42,793	230,504	279,093	1,509,313
Risk rating 4	35,670	59,717	58,177	46,197	24,171	71,113	167,859	462,904
Risk rating 5	—	19	58	66	4,631	1,016	1,188	6,978
Risk rating 6	787	40,721	483	830	8,473	2,522	20,200	74,016
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	2	—	352	—	769	1,123
Total commercial and industrial	348,989	208,161	470,236	178,820	81,137	325,908	487,017	2,100,268
Agricultural and other
Risk rating 1	$238	$577	$347	$—	$16	$97	$921	$2,196
Risk rating 2	312	145	255	23	—	—	2,377	3,112
Risk rating 3	34,832	31,167	4,628	35,427	23,609	36,662	160,944	327,269
Risk rating 4	68,750	8,982	1,253	3,138	5,003	25,930	109,031	222,087
Risk rating 5	—	—	—	1,376	392	—	44	1,812
Risk rating 6	—	297	109	355	39	836	109	1,745
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	104,132	41,168	6,592	40,319	29,059	63,525	273,426	558,221
Total	$1,878,278	$2,291,592	$1,884,613	$2,784,564	$1,388,501	$3,301,680	$1,756,744	$15,285,972

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$326	$68	$394
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	178,690	331,274	645,431	512,315	220,835	934,598	228,198	3,051,341
Risk rating 4	120,700	91,233	531,601	267,040	131,943	617,978	313,529	2,074,024
Risk rating 5	27	—	1,266	—	1,040	9,613	343	12,289
Risk rating 6	33,781	825	33,998	5,701	9,892	204,535	—	288,732
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	333,198	423,332	1,212,296	785,056	363,710	1,767,050	542,138	5,426,780
Construction/land development
Risk rating 1	$—	$—	$—	$9	$—	$—	$—	$9
Risk rating 2	100	134	—	—	—	157	—	391
Risk rating 3	791,840	397,607	337,382	85,069	40,870	60,994	70,755	1,784,517
Risk rating 4	171,954	173,190	320,896	29,010	6,848	20,977	207,563	930,438
Risk rating 5	13	—	16,390	198	—	—	—	16,601
Risk rating 6	—	108	1,852	1,182	195	871	38	4,246
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	12	—	—	—	12
Total construction/land development	963,907	571,039	676,520	115,480	47,913	82,999	278,356	2,736,214
Agricultural
Risk rating 1	$449	$—	$1,393	$—	$—	$—	$—	$1,842
Risk rating 2	277	238	—	1,080	—	—	—	1,595
Risk rating 3	38,900	32,890	29,013	15,091	20,240	42,896	37,392	216,422
Risk rating 4	13,582	10,167	27,987	19,765	10,453	25,539	5,015	112,508
Risk rating 5	—	—	—	—	—	571	—	571
Risk rating 6	—	—	—	1,555	1,084	1,228	188	4,055
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	53,208	43,295	58,393	37,491	31,777	70,234	42,595	336,993
Total commercial real estate loans	$1,350,313	$1,037,666	$1,947,209	$938,027	$443,400	$1,920,283	$863,089	$8,499,987
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$91	$2	$93
Risk rating 2	—	221	—	—	—	10	4	235
Risk rating 3	219,885	232,289	370,485	222,761	126,372	342,594	120,626	1,635,012
Risk rating 4	14,380	18,404	43,419	22,952	19,318	69,811	93,464	281,748
Risk rating 5	854	1,948	887	2,263	193	1,639	778	8,562
Risk rating 6	—	2,630	8,135	2,971	4,230	12,609	263	30,838
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	1	—	1
Total residential 1-4 family	235,119	255,492	422,926	250,947	150,113	426,755	215,137	1,956,489

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	3,744	11,304	33,411	39,828	51,573	71,488	7,457	218,805
Risk rating 4	297	395	160,913	8,908	58,236	22,820	12,413	263,982
Risk rating 5	—	—	—	—	—	242	—	242
Risk rating 6	—	—	12,647	586	—	222	—	13,455
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	4,041	11,699	206,971	49,322	109,809	94,772	19,870	496,484
Total real estate	$1,589,473	$1,304,857	$2,577,106	$1,238,296	$703,322	$2,441,810	$1,098,096	$10,952,960
Consumer
Risk rating 1	$4,977	$2,256	$1,548	$789	$524	$1,001	$1,589	$12,684
Risk rating 2	—	—	—	—	—	142	—	142
Risk rating 3	268,747	208,277	206,878	173,224	87,540	234,802	1,152	1,180,620
Risk rating 4	7,232	4,556	4,926	1,464	161	5,626	195	24,160
Risk rating 5	—	4	8	216	156	407	—	791
Risk rating 6	75	5,741	3,618	181	339	5,946	55	15,955
Risk rating 7	—	2	—	—	—	—	—	2
Risk rating 8	—	1	—	6	—	—	—	7
Total consumer	281,031	220,837	216,978	175,880	88,720	247,924	2,991	1,234,361
Commercial and industrial
Risk rating 1	$6,417	$833	$575	$417	$214	$20,878	$12,044	$41,378
Risk rating 2	47	117	442	66	4	18	2,709	3,403
Risk rating 3	131,583	509,552	230,981	60,652	43,587	219,289	196,538	1,392,182
Risk rating 4	74,388	53,103	30,832	29,032	6,626	59,163	230,272	483,416
Risk rating 5	—	113	324	4,526	15	—	1,068	6,046
Risk rating 6	47,007	3,198	3,646	12,617	11	9,406	20,464	96,349
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	1	—	—	—	—	1
Total commercial and industrial	259,442	566,916	266,801	107,310	50,457	308,754	463,095	2,022,775
Agricultural and other
Risk rating 1	$705	$375	$120	$16	$100	$—	$993	$2,309
Risk rating 2	153	301	23	—	—	—	2,175	2,652
Risk rating 3	33,060	42,562	38,428	26,408	24,261	31,552	180,103	376,374
Risk rating 4	31,896	2,287	7,467	6,998	338	14,067	106,309	169,362
Risk rating 5	1,914	—	312	—	61	543	5	2,835
Risk rating 6	—	3	—	39	57	663	110	872
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	67,728	45,528	46,350	33,461	24,817	46,825	289,695	554,404
Total	$2,197,674	$2,138,138	$3,107,235	$1,554,947	$867,316	$3,045,313	$1,853,877	$14,764,500

The following table presents gross write-offs by origination date as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Gross Loan Write-Offs by Origination Year
	2025		2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$5	$—	$47	$87	$2,264	$—	$2,403
Construction/land development	—		—	11	—	41	18	—	70
Agricultural	—		—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	—		—	38	202	—	108	21	369
Total real estate	—		5	49	249	128	2,390	21	2,842
Consumer	219	*	54	310	616	279	292	61	1,831
Commercial and industrial	—		15	2,198	636	1,137	654	711	5,351
Agricultural & other	2,154	*	—	—	—	—	2	—	2,156
Total	$2,373		$74	$2,557	$1,501	$1,544	$3,338	$793	$12,180
*The 2025 write-off primarily consists of overdrafts.

	December 31, 2024
	Gross Loan Write-Offs by Origination Year
	2024		2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$26,059	$779	$9,979	$1,220	$95	$38,132
Construction/land development	—		—	666	526	33	—	212	1,437
Agricultural	—		—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	—		57	170	1	58	184	97	567
Multifamily residential	—		—	6,500	—	—	—	—	6,500
Total real estate	—		57	33,395	1,306	10,070	1,404	404	46,636
Consumer	18	**	134	997	246	336	474	9	2,214
Commercial and industrial	—		576	97	691	116	6,005	3,604	11,089
Agricultural & other	3,026	**	71	—	—	—	—	—	3,097
Total	$3,044		$838	$34,489	$2,243	$10,522	$7,883	$4,017	$63,036
**The 2024 write-offs primarily consist of overdrafts.

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$436,046	$333,219	$424,287	$1,227,721	$716,367	$1,763,193	$494,655	$5,395,488
Non-performing	—	33,456	825	35,526	2,294	26,903	—	99,004
Total non-farm/non-residential	436,046	366,675	425,112	1,263,247	718,661	1,790,096	494,655	5,494,492
Construction/land development
Performing	$484,119	$1,127,493	$348,267	$396,524	$54,962	$84,761	$209,653	$2,705,779
Non-performing	—	1,681	201	326	368	842	—	3,418
Total construction/ land development	484,119	1,129,174	348,468	396,850	55,330	85,603	209,653	2,709,197
Agricultural
Performing	$34,558	$49,719	$28,929	$50,821	$34,042	$76,548	$56,186	$330,803
Non-performing	—	—	—	—	—	324	174	498
Total agricultural	34,558	49,719	28,929	50,821	34,042	76,872	56,360	331,301
Total commercial real estate loans	$954,723	$1,545,568	$802,509	$1,710,918	$808,033	$1,952,571	$760,668	$8,534,990
Residential real estate loans
Residential 1-4 family
Performing	$251,575	$213,176	$262,457	$419,241	$276,722	$493,667	$195,864	$2,112,702
Non-performing	—	1,414	4,508	5,644	5,446	12,306	355	29,673
Total residential 1-4 family	251,575	214,590	266,965	424,885	282,168	505,973	196,219	2,142,375
Multifamily residential
Performing	$9,657	$32,742	$169,828	$247,450	$41,244	$166,515	$36,252	$703,688
Non-performing	—	—	—	12,022	—	885	—	12,907
Total multifamily residential	9,657	32,742	169,828	259,472	41,244	167,400	36,252	716,595
Total real estate	$1,215,955	$1,792,900	$1,239,302	$2,395,275	$1,131,445	$2,625,944	$993,139	$11,393,960
Consumer
Performing	$209,169	$248,356	$162,674	$168,196	$146,813	$281,405	$3,158	$1,219,771
Non-performing	33	1,007	5,809	1,954	47	4,898	4	13,752
Total consumer	209,202	249,363	168,483	170,150	146,860	286,303	3,162	1,233,523
Commercial and industrial
Performing	$348,202	$167,654	$470,006	$178,258	$80,042	$323,742	$467,006	$2,034,910
Non-performing	787	40,507	230	562	1,095	2,166	20,011	65,358
Total commercial and industrial	348,989	208,161	470,236	178,820	81,137	325,908	487,017	2,100,268
Agricultural and other
Performing	$104,132	$40,996	$6,483	$40,007	$29,009	$62,975	$273,349	$556,951
Non-performing	—	172	109	312	50	550	77	1,270
Total agricultural and other	104,132	41,168	6,592	40,319	29,059	63,525	273,426	558,221
Total	$1,878,278	$2,291,592	$1,884,613	$2,784,564	$1,388,501	$3,301,680	$1,756,744	$15,285,972

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
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
The Company had approximately $49.8 million or 186 total revolving loans convert to term loans for the nine months ended September 30, 2025 compared to $45.3 million or 180 total revolving loans convert to term loans for the nine months ended September 30, 2024. These loans were considered immaterial for vintage disclosure inclusion.

The following table presents the amortized cost basis of modified loans to borrowers experiencing financial difficulty by class and modification type at September 30, 2025 and December 31, 2024. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	September 30, 2025
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$381	$31,869	$—	$1,058	$332	$14,978	$—	$48,618	0.88%
Construction/land development	—	—	—	38	—	—	—	38	—
Residential real estate loans
Residential 1-4 family	1,044	965	100	21	1,725	—	114	3,969	0.19
Total real estate	1,425	32,834	100	1,117	2,057	14,978	114	52,625	0.46
Consumer	—	2,938	1	—	—	—	—	2,939	0.24
Commercial and industrial	61	59,497	—	358	74	—	—	59,990	2.86
Total	$1,486	$95,269	$101	$1,475	$2,131	$14,978	$114	$115,554	0.76%

	December 31, 2024
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Principal Reduction and Interest Rate Reduction	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$388	$32,096	$—	$1,228	$339	$—	$15,646	$—	$49,697	0.92%
Construction/land development	—	—	—	52	—	—	—	—	52	—
Residential real estate loans
Residential 1-4 family	1,076	1,198	102	22	523	—	—	117	3,038	0.16
Total real estate	1,464	33,294	102	1,302	862	—	15,646	117	52,787	0.48
Consumer	6	—	—	9	—	2	—	—	17	—
Commercial and industrial	2,337	67,017	—	441	76	—	—	—	69,871	3.45
Total	$3,807	$100,311	$102	$1,752	$938	$2	$15,646	$117	$122,675	0.83%
During the nine months ended September 30, 2025, the Company restructured approximately $4.3 million in loans to seven borrowers. The ending balance of these loans as of September 30, 2025, was $4.2 million. During the nine months ended September 30, 2024, the Company restructured approximately $1.2 million in loans to eight borrowers. The ending balance of these loans as of September 30, 2024, was $1.1 million. The Company considered the financial effect of these loan modifications to borrowers experiencing financial difficulty during the nine months ended September 30, 2025 and September 30, 2024 as well as the unadvanced balances to these borrowers immaterial for tabular disclosure inclusion.

The following table presents the amortized cost basis of loans that had a payment default during the nine months ended September 30, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

September 30, 2025
Combination Interest Rate Reduction and Term Extension
(Dollars in thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—
Residential real estate loans
Residential 1-4 family	86
Total real estate	86
Consumer	—
Commercial and industrial	—
Total	$86
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 11 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $112.1 million, and the ending balance as of September 30, 2025 was $95.8 million. The $95.8 million balance consists of $85,656 of non-accrual loans and $95.7 million of current loans as of September 30, 2025. Three of the modified loans pertained to one borrower relationship and accounted for $91.4 million of the total post-modification outstanding balance. These loans were modified during the year ended December 31, 2024. The modification involved three new loans being underwritten resulting in the interest rate decreasing by 12 basis points and one of the loans in the relationship being charged-off. The charged-off amount was $26.1 million, and the charge-off was recorded during 2024. Six of the $115.6 million in restructured loans held by the Company were considered to be collateral dependent as of September 30, 2025. The outstanding balance of these loans was $109.3 million, and the specific reserve was $3.4 million.
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
The following is a presentation of total foreclosed assets as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$23,614	$28,392
Construction/land development	16,776	13,391
Residential real estate loans
Residential 1-4 family	873	1,624
Total foreclosed assets held for sale	$41,263	$43,407

5. Goodwill and Core Deposits and Other Intangibles
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Goodwill
Balance, beginning of period	$1,398,253	$1,398,253
Balance, end of period	$1,398,253	$1,398,253

	September 30, 2025	December 31, 2024
	(In thousands)
Core Deposit Intangibles
Balance, beginning of period, January 1	$40,327	$48,770
Amortization expense	(6,096)	(6,375)
Balance, September 30	$34,231	42,395
Amortization expense		(2,068)
Balance, end of year		$40,327
The carrying basis and accumulated amortization of core deposit intangibles at September 30, 2025 and December 31, 2024 were:

	September 30, 2025	December 31, 2024
	(In thousands)
Gross carrying basis	$128,888	$128,888
Accumulated amortization	(94,657)	(88,561)
Net carrying amount	$34,231	$40,327
Core deposit intangible amortization expense was approximately $2.0 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively. Core deposit intangible amortization expense was approximately $6.1 million and $6.4 million for the nine months ended September 30, 2025 and 2024, respectively. The Company’s estimated amortization expense of core deposits intangibles for each of the years 2025 through 2029 is approximately: 2025 – $8.0 million; 2026 – $7.8 million; 2027– $6.6 million; 2028 – $4.2 million; 2029 - $4.2 million.
The carrying amount of the Company’s goodwill was $1.40 billion at both September 30, 2025 and December 31, 2024. Goodwill is tested annually for impairment during the fourth quarter or more often if events and circumstances indicate there may be an impairment. During the 2024 review, no impairment was found. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
6. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of September 30, 2025 and December 31, 2024, other assets were $380.2 million and $345.3 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank ("Federal Reserve") and First National Bankers' Bank ("FNBB") which are outside the scope of ASC Topic 321, Investments – Equity Securities ("ASC Topic 321"). These equity securities without a readily determinable fair value were $130.9 million and $135.2 million at September 30, 2025 and December 31, 2024, and are accounted for at cost.
The Company has equity securities which are either accounted for under ASC Topic 321 if they lack a readily determinable fair value or using net asset value as the practical expedient to determine fair value under ASC Topic 820. These equity securities were $95.0 million and $91.2 million at September 30, 2025 and December 31, 2024, respectively. There were no transactions during the period that would indicate a material change in fair value.

7. Deposits
The aggregate amount of time deposits with a minimum denomination of $250,000 was $1.13 billion and $917.1 million at September 30, 2025 and December 31, 2024, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.40 billion and $1.20 billion at September 30, 2025 and December 31, 2024, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $12.9 million and $12.7 million for the three months ended September 30, 2025 and 2024, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $37.7 million and $36.5 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, brokered deposits were $425.9 million and $448.4 million, respectively.
Deposits totaling approximately $3.02 billion and $3.08 billion at September 30, 2025 and December 31, 2024, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
8. Securities Sold Under Agreements to Repurchase
At September 30, 2025 and December 31, 2024, securities sold under agreements to repurchase totaled $146.0 million and $162.4 million, respectively. For the three-month periods ended September 30, 2025 and 2024, securities sold under agreements to repurchase daily weighted-average totaled $145.9 million and $157.2 million, respectively. For the nine-month periods ended September 30, 2025 and 2024, securities sold under agreements to repurchase daily weighted-average totaled $148.5 million and $163.0 million, respectively.
The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2025 and December 31, 2024 is presented in the following table:

	September 30, 2025		December 31, 2024
	Overnight and Continuous	Total	Overnight and Continuous	Total
	(In thousands)
Securities sold under agreements to repurchase:
Mortgage-backed securities	$56,179	$56,179	$48,056	$48,056
State and political subdivisions	30,626	30,626	37,831	37,831
Other securities	59,193	59,193	76,463	76,463
Total borrowings	$145,998	$145,998	$162,350	$162,350
9. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $550.0 million and $600.0 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, $100.0 million and $450.0 million of the outstanding balances were classified as short-term and long-term advances, respectively. At December 31, 2024, $100.0 million and $500.0 million of the outstanding balances were classified as short-term and long-term advances, respectively.
The FHLB advances mature from 2025 to 2037 with fixed interest rates ranging from 3.37% to 4.84%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
Other borrowed funds were $500,000 and $750,000 as of September 30, 2025 and December 31, 2024, respectively. These were classified as short-term advances.
Additionally, the Company had $1.33 billion and $1.22 billion at September 30, 2025 and December 31, 2024, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits.

10. Subordinated Debentures
Subordinated debentures at September 30, 2025 and December 31, 2024 consisted of the following components:

	As of September 30, 2025	As of December 31, 2024
	(In thousands)
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2020, due 2030, fixed rate of 5.50% during the first five years and at a floating rate of 534.5 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2025 without penalty	$—	$140,764
Subordinated notes, net of issuance costs, issued in 2022, due 2032, fixed rate of 3.125% during the first five years and at a floating rate of 182 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2027 without penalty	279,093	298,482
Total	$279,093	$439,246
Subordinated Debt Securities. On July 31, 2025, the Company completed the payoff of its $140.0 million in aggregate principal amount of 5.500% Fixed-to-Floating Rate Subordinated Notes due 2030 (the "2030 Notes") acquired from Happy on April 1, 2022, for which the Company had recorded a value of approximately $144.4 million, including fair value adjustments. Each 2030 Note was redeemed pursuant to the terms of the Subordinated Indenture, dated as of July 30, 2020, between the Company and UMB Bank, the Trustee for the 2030 Notes, at the redemption price of 100% of its principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.
Prior to their redemption, the 2030 Notes were unsecured, subordinated debt obligations of the Company and were scheduled to mature on July 31, 2030. From and including the date of issuance to, but excluding July 31, 2025 or the date of earlier redemption, the 2030 Notes bore interest at an initial rate of 5.50% per annum, payable in arrears on January 31 and July 31 of each year. From and including July 31, 2025 to, but excluding, the maturity date or earlier redemption, the 2030 Notes were to bear interest at a floating rate equal to the Benchmark rate (which is expected to be 3-month Secured Overnight Funding Rate ("SOFR")), each as defined in and subject to the provisions of the applicable supplemental indenture for the 2030 Notes, plus 5.345%, payable quarterly in arrears on January 31, April 30, July 31, and October 31 of each year, commencing on October 31, 2025.
The Company was permitted, beginning with the interest payment date of July 31, 2025, and on any interest payment date thereafter, to redeem the 2030 Notes, in whole or in part, subject to prior approval of the Federal Reserve if then required, at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company was also permitted to redeem the 2030 Notes at any time, including prior to July 31, 2025, at the Company’s option, in whole but not in part, subject to prior approval of the Federal Reserve if then required, if certain events occurred that could impact the Company’s ability to deduct interest payable on the 2030 Notes for U.S. federal income tax purposes or preclude the 2030 Notes from being recognized as Tier 2 capital for regulatory capital purposes, or if the Company was required to register as an investment company under the Investment Company Act of 1940, as amended. In each case, the redemption would be at a redemption price equal to 100% of the principal amount of the 2030 Notes plus any accrued and unpaid interest to, but excluding, the redemption date.
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
On September 4, 2025, the Company repurchased $20.0 million of the 2032 Notes in an open-market transaction. The repurchase resulted in a $1.9 million gain.
11. Income Taxes
In July 2025, the United States enacted the One Big Beautiful Bill Act, which extends certain provisions of the Tax Cuts and Jobs Act of 2017 in addition to other changes. The Company continues to evaluate the impact the new legislation will have on the Company’s consolidated financial statements.
The following is a summary of the components of the provision for income taxes for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Current:
Federal	$27,861	$26,586	$77,855	$75,213
State	5,633	5,412	15,742	15,312
Total current	33,494	31,998	93,597	90,525
Deferred:
Federal	1,854	(2,453)	6,371	570
State	375	(499)	1,288	116
Total deferred	2,229	(2,952)	7,659	686
Income tax expense	$35,723	$29,046	$101,256	$91,211
The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statutory federal income tax rate	21.00%	21.00%	21.00%	21.00%
Effect of non-taxable interest income	(1.19)	(1.28)	(1.13)	(0.98)
Stock compensation	0.28	0.58	0.53	0.57
State income taxes, net of federal benefit	2.37	2.45	2.32	2.57
Other	(0.04)	(0.25)	(0.63)	0.06
Effective income tax rate	22.42%	22.50%	22.09%	23.22%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$78,193	$76,221
Deferred compensation	6,056	6,783
Stock compensation	3,523	4,981
Non-accrual interest income	1,547	1,798
Real estate owned	311	674
Unrealized loss on investment securities, available-for-sale	56,460	79,847
Loan discounts	2,369	3,323
Investments	22,699	26,042
Accelerated depreciation on premises and equipment	2,089	664
Other	12,683	14,634
Gross deferred tax assets	185,930	214,967
Deferred tax liabilities:
Tax basis on acquisitions	9,963	7,439
Core deposit intangibles	7,672	8,997
FHLB dividends	2,054	1,919
Other	10,278	9,915
Gross deferred tax liabilities	29,967	28,270
Net deferred tax assets	$155,963	$186,697
The Company files income tax returns in the U.S. federal jurisdiction. The Company's income tax returns are open and subject to examinations from the 2021 tax year and forward. The Company's various state income tax returns are generally open from the 2021 and later tax return years based on individual state statute of limitations.
12. Common Stock, Compensation Plans and Other
Common Stock
As of September 30, 2025, the Company’s Restated Articles of Incorporation, as amended, authorized the issuance of up to 400,000,000 shares of common stock, par value $0.01 per share. The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation, as amended.
Stock Repurchases
During the nine months ended September 30, 2025, the Company repurchased a total of 2,350,000 shares with a weighted-average stock price of $28.33 per share. Shares repurchased under the program as of September 30, 2025 since its inception total 28,857,507 shares. The remaining balance available for repurchase is 17,650,000 shares at September 30, 2025.
Stock Compensation Plans
The Company has a stock option and performance incentive plan known as the Home BancShares, Inc. 2022 Equity Incentive Plan (the "Plan"). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of September 30, 2025, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 14,788,000 shares. At September 30, 2025, the Company had 1,807,514 shares of common stock available for future grants and 3,094,082 shares of common stock reserved for issuance pursuant to the Plan.

The intrinsic value of the stock options outstanding was $6.8 million, which includes the intrinsic value of vested stock options of $5.5 million at September 30, 2025. The intrinsic value of stock options exercised during the nine months ended September 30, 2025 was approximately $2.6 million. Total unrecognized compensation cost related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $712,000 as of September 30, 2025.
The table below summarizes the stock option transactions under the Plan at September 30, 2025 and December 31, 2024 and changes during the nine-month period and year then ended:

	For the Nine Months Ended September 30, 2025		For the Year Ended December 31, 2024
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	1,590	$22.66	2,776	$20.95
Granted	10	26.46	10	29.41
Forfeited/Expired	(15)	22.00	(35)	21.87
Exercised	(298)	21.16	(1,161)	18.65
Outstanding, end of period	1,287	23.05	1,590	22.66
Exercisable, end of period	1,015	22.88	1,044	22.34
Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. The weighted-average fair value of options granted during the nine months ended September 30, 2025 was $6.86. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.
The assumptions used in determining the fair value of the 2025 and 2024 stock option grants were as follows:

	For the Nine Months Ended September 30, 2025	For the Year Ended December 31, 2024
Expected dividend yield	3.02%	2.65%
Expected stock price volatility	29.16%	28.47%
Risk-free interest rate	4.13%	4.25%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at September 30, 2025:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$18.00 to $19.99	22	3.53	$19.06	22	$19.06
$20.00 to $21.99	139	2.79	20.88	137	20.87
$22.00 to $23.99	1,053	2.92	23.20	815	23.18
$24.00 to $25.99	53	3.17	25.39	41	25.72
$26.00 to $27.99	10	9.55	26.46	—	—
$28.00 to $29.99	10	9.11	29.41	—	—
	1,287			1,015
The table below summarized the activity for the Company’s restricted stock issued and outstanding at September 30, 2025 and December 31, 2024 and changes during the period and year then ended:

	As of September 30, 2025	As of December 31, 2024
	(In thousands)
Beginning of year	1,429	1,429
Issued	263	531
Vested	(554)	(469)
Forfeited	(13)	(62)
End of period	1,125	1,429
Amount of expense for the nine months and twelve months ended, respectively	$7,403	$8,228
Total unrecognized compensation cost related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $14.9 million as of September 30, 2025.

13. Non-Interest Expense
The table below shows the components of non-interest expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Salaries and employee benefits	$63,804	$58,861	$189,977	$180,198
Occupancy and equipment	14,828	14,546	43,276	43,505
Data processing expense	8,871	9,088	25,793	27,170
Other operating expenses:
Advertising	2,149	1,810	6,131	5,156
Amortization of intangibles	2,024	2,095	6,096	6,375
Electronic banking expense	3,357	3,569	9,584	10,137
Directors’ fees	405	362	1,288	1,283
Due from bank service charges	404	302	968	860
FDIC and state assessment	3,245	3,360	8,268	12,172
Insurance	1,110	926	3,158	2,734
Legal and accounting	1,061	1,902	7,062	6,600
Other professional fees	2,083	2,062	6,241	6,406
Operating supplies	773	673	2,195	1,969
Postage	538	522	1,529	1,542
Telephone	367	455	1,222	1,369
Other expense	9,819	9,512	31,018	27,250
Total other operating expenses	27,335	27,550	84,760	83,853
Total non-interest expense	$114,838	$110,045	$343,806	$334,726
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
As of September 30, 2025, the balances of the ROU asset and lease liability were $36.9 million and $37.8 million, respectively. As of December 31, 2024, the balances of the ROU asset and lease liability were $42.3 million and $45.2 million, respectively. The ROU asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
2025	$2,705	$10,262
2026	9,813	9,663
2027	7,701	8,341
2028	5,388	6,464
2029	5,082	5,675
Thereafter	21,704	16,346
Total future minimum lease payments	$52,393	$56,751
Discount effect of cash flows	(14,556)	(11,560)
Present value of net future minimum lease payments	$37,837	$45,191
Additional information (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
Lease expense:	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease expense	$2,537	$2,266	$7,158	$6,901
Variable lease expense	248	302	790	895
Total lease expense	$2,785	$2,568	$7,948	$7,796
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$4,124	$1,972	$8,140	$6,802
Weighted-average remaining lease term (in years)	7.78	7.64	7.33	7.75
Weighted-average discount rate	3.64%	3.52%	3.64%	3.46%
The Company currently leases two properties from two related parties. Total rent expense from the leases was $20,000, or 0.71% of total lease expense and $60,000, or 0.75% of total lease expense, for the three and nine months ended September 30, 2025.
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
Although the Company has a diversified loan portfolio, at September 30, 2025 and December 31, 2024, commercial real estate loans represented 55.8% and 57.6% of total loans receivable, respectively, and 202.5% and 214.6% of total stockholders’ equity, respectively. Residential real estate loans represented 18.7% and 16.6% of total loans receivable and 67.8% and 61.9% of total stockholders’ equity at September 30, 2025 and December 31, 2024, respectively.
Approximately 78.2% of the Company’s total loans and 82.6% of the Company’s real estate loans as of September 30, 2025, are to borrowers whose collateral is located in Alabama, Arkansas, Florida, Texas and New York, the states in which the Company has its branch locations.

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
At September 30, 2025 and December 31, 2024, commitments to extend credit of $4.02 billion and $4.47 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2025 and December 31, 2024, was $146.1 million and $153.9 million, respectively.
The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.
17. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the nine months ended September 30, 2025, the Company requested approximately $264.1 million in regular dividends from its banking subsidiary.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, Tier 1 common equity Tier 1 ("CET1") and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2025, the Company meets all capital adequacy requirements to which it is subject.

On December 31, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 27, 2020, the federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule, which is reflected in the risk-based capital ratios as of December 31, 2024. The risk-based capital ratios of September 30, 2025 do not include a transitional period adjustment as the transition period has ended.
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
The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are: a 6.5% CET1 risk-based capital ratio, a 5% Tier 1 leverage capital ratio, an 8% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. As of September 30, 2025, the Bank met the capital standards for a well-capitalized institution. The Company’s CET1 risk-based capital ratio, Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 16.08%, 13.84%, 16.08%, and 18.85%, respectively, as of September 30, 2025.
18. Additional Cash Flow Information
The following is a summary of the Company’s additional cash flow information during the nine-month period ended:

	September 30,
	2025	2024
	(In thousands)
Interest paid	$300,449	$324,658
Income taxes paid	81,061	80,075
Assets acquired by foreclosure	3,325	11,734
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

Available-for-sale securities – Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company's available-for-sale securities are primarily considered to be Level 2 securities. The Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. There were no material transfers between hierarchy levels during the period ended September 30, 2025 and December 31, 2024.
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
The following table presents the Company's financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis during the periods ended September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
U.S. government-sponsored enterprises	$247,315	$—	$247,315	$—
U.S. government-sponsored mortgage-backed securities	1,241,056	—	1,241,056	—
Private mortgage-backed securities	147,901	—	147,901	—
Non-government-sponsored asset backed securities	171,033	—	171,033	—
State and political subdivisions	882,329	—	867,014	15,315
Other securities	234,862	—	229,990	4,872
Total	$2,924,496	$—	$2,904,309	$20,187

	December 31, 2024
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
U.S. government-sponsored enterprises	$284,790	$—	$284,790	$—
U.S. government-sponsored mortgage-backed securities	1,324,684	—	1,324,684	—
Private mortgage-backed securities	171,394	—	171,394	—
Non-government-sponsored asset backed securities	225,648	—	225,648	—
State and political subdivisions	870,361	—	853,699	16,662
Other securities	195,762	—	190,895	4,867
Total	$3,072,639	$—	$3,051,110	$21,529
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets and liabilities measured at fair value on a nonrecurring basis include the following:

Individually Evaluated Loans – Individually evaluated loans are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. When the Company has a specific expectation to initiate, or has initiated, foreclosure proceedings, and when the repayment of a loan is expected to be substantially dependent upon the liquidation of the underlying collateral, the loan relationship is considered to be collateral dependent. Fair value of the loan is determined by establishing an allowance for credit loss for any exposure based on the valuation of the underlying collateral. The valuation of the collateral is determined by either an independent third-party appraisal or other collateral analysis. Discounts can be made by the Company based upon the overall evaluation of the independent appraisal. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower’s underlying financial condition. Collateral values supporting the individually assessed loans are evaluated quarterly for updates to appraised values or adjustments due to non-current valuations. The Company reversed $616,000 and $470,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended September 30, 2025 and 2024, respectively. The Company reversed $1.9 million and $956,000 of accrued interest receivable when impaired loans were put on non-accrual status during the nine months ended September 30, 2025 and 2024, respectively.
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
The following table presents the Company's assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis during the periods ended September 30, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
September 30, 2025	(in thousands)
Individually evaluated loans (collateral-dependent)(1)(2)	$226,430	$—	$—	$226,430

December 31, 2024
Individually evaluated loans (collateral-dependent)(1)(2)	$209,799	$—	$—	$209,799
Foreclosed assets and other real estate owned(1)(3)	17,882	—	—	17,882
(1) These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2) Specific reserves of $18.1 million and $23.8 million were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended September 30, 2025 and December 31, 2024, respectively.
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

	September 30, 2025
		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$800,920	$800,920	$—	$—	$800,920
Federal funds sold	3,625	3,625		—	3,625
Investment securities - held-to-maturity	1,264,200	—	1,157,119	—	1,157,119
Loans receivable, net of impaired loans and allowance	14,792,587	—	—	14,817,424	14,817,424
Accrued interest receivable	110,702	110,702	—	—	110,702
FHLB, Federal Reserve & FNBB stock; other equity investments	225,959	—	—	225,959	225,959
Marketable equity securities	55,177	55,177	—	—	55,177
Financial liabilities:
Deposits:
Demand and non-interest bearing	$3,880,101	$3,880,101	$—	$—	$3,880,101
Savings and interest-bearing transaction accounts	11,500,921	11,500,921	—	—	11,500,921
Time deposits	1,946,674	—	—	1,932,935	1,932,935
Securities sold under agreements to repurchase	145,998	145,998	—	—	145,998
FHLB and other borrowed funds	550,500	—	520,928	—	520,928
Accrued interest payable	14,151	14,151	—	—	14,151
Subordinated debentures	279,093	—	—	257,137	257,137

	December 31, 2024
		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$910,347	$910,347	$—	$—	$910,347
Federal funds sold	3,725	3,725	—	—	3,725
Investment securities - held-to-maturity	1,275,204	—	1,142,940	—	1,142,940
Loans receivable, net of impaired loans and allowance	14,244,458	—	—	14,207,935	14,207,935
Accrued interest receivable	120,129	120,129	—	—	120,129
FHLB, Federal Reserve & FNBB stock; other equity investments	226,910	—	—	226,910	226,910
Marketable equity securities	48,954	48,954	—	—	48,954
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,006,115	$4,006,115	$—	$—	$4,006,115
Savings and interest-bearing transaction accounts	11,347,850	11,347,850	—	—	11,347,850
Time deposits	1,792,332	—	—	1,781,156	1,781,156
Securities sold under agreements to repurchase	162,350	162,350	—	—	162,350
FHLB and other borrowed funds	600,750	—	556,095	—	556,095
Accrued interest payable	20,186	20,186	—	—	20,186
Subordinated debentures	439,246	—	—	375,887	375,887
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
Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using consolidated net income. The table below presents the information reported internally for performance assessment by the CODM as of the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
Banking Segment	2025	2024	2025	2024
	(In thousands)
Interest Income	$323,532	$332,845	$955,189	$977,063

Reconciliation of revenue:
Other Revenues*	51,505	42,779	148,010	127,352
Total consolidated revenues	$375,037	$375,624	$1,103,199	$1,104,415

Less:
Interest Expense	97,366	117,625	294,415	345,431
Segment net interest income and noninterest income	$277,671	$257,999	$808,784	$758,984

Less:
Provision for credit losses	3,506	18,870	6,506	31,370
Salaries and employee benefits	63,804	58,861	189,977	180,198
Occupancy and equipment**	14,828	14,546	43,276	43,505
Data Processing expense	8,871	9,088	25,793	27,170
Other expense	9,819	9,512	31,018	27,250
FDIC and state assessment	3,245	3,360	8,268	12,172
Electronic banking expense	3,357	3,569	9,584	10,137
Other segment items***	10,914	11,109	35,890	34,294
Income tax expense	35,723	29,046	101,256	91,211
Segment net income/consolidated net income	123,604	100,038	357,216	301,677

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$123,604	$100,038	$357,216	$301,677
*Includes earnings in equity method investments of $2.0 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively. Includes earnings in equity method investments of $11.4 million and $3.4 million for the nine months ended September 30, 2025 and 2024, respectively.
** Includes depreciation and amortization expense of $5.3 million for both the three month periods ended September 30, 2025 and 2024. Includes depreciation and amortization expense of $15.9 million and $16.1 million for the nine months ended September 30, 2025 and 2024, respectively.
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

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Results of Review of Interim Consolidated Financial Statements
We have reviewed the condensed consolidated balance sheet of Home BancShares Inc. ("the Company") and subsidiaries as of September 30, 2025, and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information or statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 4, 2025

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
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as "Centennial" or the "Bank"). As of September 30, 2025, we had, on a consolidated basis, total assets of $22.71 billion, loans receivable, net of allowance for credit losses, of $15.00 billion, total deposits of $17.33 billion, and stockholders’ equity of $4.21 billion.
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
Table 1: Key Financial Measures

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
Total assets	$22,707,802	$22,823,117	$22,707,802	$22,823,117
Loans receivable	15,285,972	14,823,979	15,285,972	14,823,979
Allowance for credit losses	(285,649)	(312,574)	(285,649)	(312,574)
Total deposits	17,327,696	16,705,710	17,327,696	16,705,710
Total stockholders’ equity	4,214,964	3,959,789	4,214,964	3,959,789
Net income	123,604	100,038	357,216	301,677
Basic earnings per share	0.63	0.50	1.81	1.51
Diluted earnings per share	0.63	0.50	1.80	1.51
Book value per share	21.41	19.91	21.41	19.91
Tangible book value per share (non-GAAP)(1)	14.13	12.67	14.13	12.67
Annualized net interest margin - FTE	4.56%	4.28%	4.48%	4.23%
Efficiency ratio	40.21	41.42	41.35	42.91
Efficiency ratio, as adjusted (non-GAAP)(2)	40.95	41.66	41.91	42.87
Return on average assets	2.17	1.74	2.11	1.77
Return on average common equity	11.91	10.23	11.81	10.53
(1)See Table 25 for the non-GAAP tabular reconciliation.
(2)See Table 29 for the non-GAAP tabular reconciliation.

Overview
Results of Operations for the Three Months Ended September 30, 2025 and 2024
Our net income increased $23.6 million, or 23.6%, to $123.6 million for the three-month period ended September 30, 2025, from $100.0 million for the same period in 2024. On a diluted earnings per share basis, our earnings were $0.63 per share for the three-month period ended September 30, 2025 compared to $0.50 per share for the three-month period ended September 30, 2024. During the three months ended September 30, 2025, the Company recorded $6.7 million in provision for credit losses on loans. In addition, the Company recorded a $1.0 million recovery of credit losses on unfunded commitments. The Company also recorded a $2.2 million recovery of credit losses on investment securities. As a result, total credit loss expense for the three-month period ended September 30, 2025 was $3.5 million. During the three months ended September 30, 2025, the Company recorded $2.0 million in recoveries on historic losses, a $1.9 million gain on the retirement of subordinated debt, a $1.0 million increase in the fair value of marketable securities and $187,000 in bank owned life insurance ("BOLI") death benefits.
Total interest expense decreased $20.3 million, or 17.2%, and non-interest income increased $8.7 million, or 20.4%. This was partially offset by a $9.3 million, or 2.8%, decrease in total interest income and a $4.8 million, or 4.4%, increase in non-interest expense. The decrease in interest expense was primarily due to a $9.8 million, or 10.0%, decrease in interest on deposits and a $9.0 million, or 62.6%, decrease in interest on FHLB and other borrowed funds. The increase in non-interest income was primarily due to a $6.4 million, or 85.8%, increase in other income and a $1.6 million, or 15.6%, increase in other service charges and fees. Included within other income was the $2.0 million in income from recoveries of historic losses, $1.9 million gain on retirement of subordinated debt and $187,000 in BOLI death benefits. The decrease in interest income resulted from a $5.9 million, or 48.4%, decrease in interest income on deposits at other banks, and a $4.6 million, or 12.0%, decrease in investment interest income, which was partially offset by a $1.2 million, or 0.4%, increase in loan interest income. The increase in non-interest expense was primarily due to a $4.9 million, or 8.4%, increase in salaries and employee benefits expense.
Our net interest margin increased from 4.28% for the three-month period ended September 30, 2024 to 4.56% for the three-month period ended September 30, 2025. The yield on interest earning assets decreased from 6.60% for the three-months ended September 30, 2025 to 6.49% for the three-months ended September 30, 2024, and average interest earning assets decreased from $20.23 billion to $19.94 billion. The decrease in average interest earning assets is primarily due to a $400.3 million decrease in average investment securities and a $335.8 million decrease in average interest-bearing balances due from banks, partially offset by a $453.8 million increase in average loans receivable. For the three months ended September 30, 2025 and 2024, we recognized $1.3 million and $1.9 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by one basis point. We recognized $1.5 million in event income for the three-months ended September 30, 2025 compared to $573,000 for the three-months ended September 30, 2024. The increase in accretion was accretive to the net interest margin by two basis points. The cost of interest bearing liabilities decreased from 3.17% for the three-months ended September 30, 2024 to 2.69% for the three-months ended September 30, 2025, and average interest-bearing liabilities decreased from $14.76 billion to $14.36 billion. The decrease in average interest-bearing liabilities is primarily due to a $750.4 million decrease in FHLB and other borrowed funds and a $100.7 million decrease in average subordinated debentures, which was partially offset by a $454.5 million increase in average interest-bearing deposits. The reduction in FHLB borrowed funds was due to the Company paying off its Bank Term Funding Program ("BTFP") advance in November 2024. During the third quarter of 2024, the Company held excess liquidity of approximately $500.0 million, primarily related to the BTFP advance, which was dilutive to the net interest margin by approximately 10 basis points. The reduction in subordinated debentures was due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company also repurchasing $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. The two payoff events were accretive to the net interest margin by approximately three basis points. The overall increase in the net interest margin was due to a decrease in interest expense resulting from a decrease in interest rates paid on interest-bearing liabilities, a decrease in interest expense resulting from a reduction in the average balance of interest-bearing liabilities and an increase in interest income resulting from the increase in the average balance of interest-earning assets which was partially offset by a decrease in interest income due to a reduction in asset yields.
Our efficiency ratio was 40.21% for the three months ended September 30, 2025, compared to 41.42% for the same period in 2024. For the third quarter of 2025, our efficiency ratio, as adjusted (non-GAAP), was 40.95%, compared to 41.66% reported for the third quarter of 2024. (See Table 29 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 2.17% for the three months ended September 30, 2025, compared to 1.74% for the same period in 2024. (See Table 26 for the related non-GAAP financial measures and tabular reconciliation). Our annualized return on average common equity was 11.91% and 10.23% for the three months ended September 30, 2025, and 2024, respectively. (See Table 27 for the related non-GAAP financial measures and tabular reconciliation).

Results of Operations for the Nine Months Ended September 30, 2025 and 2024
Our net income increased $55.5 million, or 18.4%, to $357.2 million for the nine-month period ended September 30, 2025, from $301.7 million for the same period in 2024. On a diluted earnings per share basis, our earnings were $1.80 per share for the nine-month period ended September 30, 2025 compared to $1.51 per share for the nine-month period ended September 30, 2024. During the nine months ended September 30, 2025, the Company recorded $9.7 million in provision for credit losses on loans. In addition, the Company recorded a $1.0 million recovery of credit losses on unfunded commitments. The Company also recorded a $2.2 million recovery of credit losses on investment securities. As a result, total credit loss expense for the nine months ended September 30, 2025 was $6.5 million. During the nine months ended September 30, 2025, the Company recorded $7.4 million in special income from equity investments, $2.0 million in recoveries on historic losses, a $1.9 million gain on the retirement of subordinated debt, $1.5 million in income from an FDIC assessment reduction, $1.4 million in BOLI death benefits, a $1.2 million increase in the fair value of marketable securities, a $983,000 gain on sale of bank premises and equipment, and $885,000 in legal fee reimbursements, which was partially offset by $3.3 million in legal claims expense.
Total interest expense decreased $51.0 million, or 14.8%, and non-interest income increased $20.7 million, or 16.2%. This was partially offset by a $21.9 million, or 2.2%, decrease in total interest income and a $9.1 million, or 2.7%, increase in non-interest expense. The decrease in interest expense was primarily due to a $26.1 million, or 60.8%, decrease in interest on FHLB and other borrowed funds and a $22.8 million, or 8.0%, decrease in interest on deposits. The increase in non-interest income was primarily due to a $17.3 million, or 80.3%, increase in other income and a $4.1 million, or 13.1%, increase in other service charges and fees. Included within other income was the $7.4 million in special income from equity investments, $2.0 million in recoveries on historic losses, $1.9 million gain on retirement of subordinated debt, $1.4 million in BOLI death benefits and $885,000 in legal fee reimbursements. The decrease in interest income resulted from a $16.9 million, or 14.1%, decrease in investment interest income and a $13.4 million, or 38.0%, decrease in interest income on deposits at other banks, which was partially offset by an $8.4 million, or 1.0%, increase in loan interest income. The increase in non-interest expense was primarily due to a $9.8 million, or 5.4%, increase in salaries and employee benefits expense, which was partially offset by a $1.4 million, or 5.1%, decrease in data processing expense.
Our net interest margin increased from 4.23% for the nine-month period ended September 30, 2024 to 4.48% for the nine-month period ended September 30, 2025. The yield on interest earning assets was 6.45% and 6.52% for the nine months ended September 30, 2025 and 2024, respectively, and average interest earning assets decreased from $20.16 billion to $19.95 billion. The decrease in average interest earning assets is primarily due to a $413.1 million decrease in average investment securities and a $214.1 million decrease in average interest-bearing balances due from banks, which was partially offset by a $423.1 million increase in average loans receivable. For the nine months ended September 30, 2025 and 2024, we recognized $3.9 million and $6.5 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by two basis points. We recognized $3.4 million in event income for both the nine-months ended September 30, 2025 and 2024. The cost of interest bearing liabilities decreased from 3.14% for the nine-months ended September 30, 2024 to 2.73% for the nine-months ended September 30, 2025, and average interest-bearing liabilities decreased from $14.72 billion to $14.44 billion. The decrease in average interest-bearing liabilities is primarily due to a $728.5 million decrease in FHLB and other borrowed funds and a $34.3 million decrease in subordinated debentures, which was partially offset by a $504.0 million increase in average interest-bearing deposits. The reduction in FHLB borrowed funds was due to the Company paying off its BTFP advance in November 2024. During the third quarter of 2024, the Company held excess liquidity of approximately $500.0 million, primarily related to the BTFP advance, which was dilutive to the net interest margin by approximately 10 basis points. The reduction in subordinated debentures was due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company also repurchasing $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. The two payoff events were accretive to the net interest margin by approximately one basis point. The overall increase in the net interest margin was due to a decrease in interest expense resulting from a decrease in interest rates paid on interest-bearing liabilities, a decrease in interest expense resulting from a reduction in the average balance of interest-bearing liabilities and an increase in interest income resulting from the increase in the average balance of interest-earning assets which was partially offset by a decrease in interest income due to a reduction in asset yields.
Our efficiency ratio was 41.35% for the nine months ended September 30, 2025, compared to 42.91% for the same period in 2024. For the nine months ended September 30, 2025, our efficiency ratio, as adjusted (non-GAAP), was 41.91%, compared to 42.87% reported for the same period of 2024. (See Table 29 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 2.11% for the nine months ended September 30, 2025, compared to 1.77% for the same period in 2024. (See Table 26 for the related non-GAAP financial measures and tabular reconciliation). Our annualized return on average common equity was 11.81% and 10.53% for the nine months ended September 30, 2025, and 2024, respectively. (See Table 27 for the related non-GAAP financial measures and tabular reconciliation).

Financial Condition as of and for the Period Ended September 30, 2025 and December 31, 2024
Our total assets as of September 30, 2025 increased $217.1 million to $22.71 billion from $22.49 billion reported as of December 31, 2024. Cash and cash equivalents decreased $109.4 million for the nine months ended September 30, 2025. Our loan portfolio balance increased to $15.29 billion, as of September 30, 2025, from $14.76 billion at December 31, 2024. The increase in loans was primarily due to $563.1 million of organic loan growth in our community banking footprint, which was partially offset by $41.6 million of loan decline from our Centennial Commercial Finance Group ("Centennial CFG") franchise. Investment securities decreased by $159.1 million resulting from paydowns and maturities during the first nine months of 2025. Total deposits increased $181.4 million to $17.33 billion as of September 30, 2025 from $17.15 billion as of December 31, 2024. Subordinated debentures decreased by $160.2 million for the nine months ended September 30, 2025. The reduction in subordinated debentures was due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company also repurchasing $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. Stockholders’ equity increased $253.9 million to $4.21 billion as of September 30, 2025, compared to $3.96 billion as of December 31, 2024. The $253.9 million increase in stockholders’ equity is primarily associated with the $357.2 million in net income and $73.0 million in other comprehensive income for the nine months ended September 30, 2025, which was partially offset by the $117.7 million in shareholder dividends paid and stock repurchases of $67.3 million.
Our non-performing loans were $85.2 million, or 0.56% of total loans as of September 30, 2025, compared to $98.9 million, or 0.67% of total loans, as of December 31, 2024. The allowance for credit losses as a percentage of non-performing loans increased to 335.22% as of September 30, 2025, from 278.99% as of December 31, 2024. As of September 30, 2025, our non-performing assets decreased to $126.5 million, or 0.56% of total assets, from $142.4 million, or 0.63% of total assets, as of December 31, 2024.
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
During the nine months ended September 30, 2025, we closed one branch in Jacksonville, Arkansas, and we opened a new branch in San Antonio, Texas.
As of September 30, 2025, we had 218 branch locations. There were 75 branches in Arkansas, 78 branches in Florida, 59 branches in Texas, five branches in Alabama and one branch in New York City.
Results of Operations
For the three and nine months ended September 30, 2025 and 2024
Our net income increased $23.6 million, or 23.6%, to $123.6 million for the three-month period ended September 30, 2025, from $100.0 million for the same period in 2024. On a diluted earnings per share basis, our earnings were $0.63 per share for the three-month period ended September 30, 2025 compared to $0.50 per share for the three-month period ended September 30, 2024. During the three months ended September 30, 2025, the Company recorded $6.7 million in provision for credit losses on loans. In addition, the Company recorded a $1.0 million recovery of credit losses on unfunded commitments. The Company also recorded a $2.2 million recovery of credit losses on investment securities. As a result, total credit loss expense for the three-month period ended September 30, 2025 was $3.5 million. During the three months ended September 30, 2025, the Company recorded $2.0 million in recoveries on historic losses, a $1.9 million gain on the retirement of subordinated debt, a $1.0 million increase in the fair value of marketable securities and $187,000 in BOLI death benefits.

Our net income increased $55.5 million, or 18.4%, to $357.2 million for the nine-month period ended September 30, 2025, from $301.7 million for the same period in 2024. On a diluted earnings per share basis, our earnings were $1.80 per share for the nine-month period ended September 30, 2025 compared to $1.51 per share for the nine-month period ended September 30, 2024. During the nine months ended September 30, 2025, the Company recorded $9.7 million in provision for credit losses on loans. In addition, the Company recorded a $1.0 million recovery of credit losses on unfunded commitments. The Company also recorded a $2.2 million recovery of credit losses on investment securities. As a result, total credit loss expense for the nine months ended September 30, 2025 was $6.5 million. During the nine months ended September 30, 2025, the Company recorded $7.4 million in special income from equity investments, $2.0 million in recoveries on historic losses, a $1.9 million gain on the retirement of subordinated debt, $1.5 million in income from an FDIC assessment reduction, $1.4 million in BOLI death benefits, a $1.2 million increase in the fair value of marketable securities, a $983,000 gain on sale of bank premises and equipment, and $885,000 in legal fee reimbursements, which was partially offset by $3.3 million in legal claims expense.
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve reduced the target rate three times during 2024. First, on September 18, 2024, the target rate was reduced to 4.75% to 5.00%, second, on November 7, 2024, the target rate was reduced to 4.50% to 4.75% and third, on December 18, 2024, the target rate was reduced to 4.25% to 4.50%. On September 17, 2025, the Federal Reserve reduced the target rate to 4.00% to 4.25%.
Our net interest margin increased from 4.28% for the three-month period ended September 30, 2024 to 4.56% for the three-month period ended September 30, 2025. The yield on interest earning assets decreased from 6.60% for the three-months ended September 30, 2025 to 6.49% for the three-months ended September 30, 2024, and average interest earning assets decreased from $20.23 billion to $19.94 billion. The decrease in average interest earning assets is primarily due to a $400.3 million decrease in average investment securities and a $335.8 million decrease in average interest-bearing balances due from banks, partially offset by a $453.8 million increase in average loans receivable. For the three months ended September 30, 2025 and 2024, we recognized $1.3 million and $1.9 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by one basis point. We recognized $1.5 million in event income for the three-months ended September 30, 2025 compared to $573,000 for the three-months ended September 30, 2024. The increase in accretion was accretive to the net interest margin by two basis points. The cost of interest bearing liabilities decreased from 3.17% for the three-months ended September 30, 2024 to 2.69% for the three-months ended September 30, 2025, and average interest-bearing liabilities decreased from $14.76 billion to $14.36 billion. The decrease in average interest-bearing liabilities is primarily due to a $750.4 million decrease in FHLB and other borrowed funds and a $100.7 million decrease in average subordinated debentures, which was partially offset by a $454.5 million increase in average interest-bearing deposits. The reduction in FHLB borrowed funds was due to the Company paying off its BTFP advance in November 2024. During the third quarter of 2024, the Company held excess liquidity of approximately $500.0 million, primarily related to the BTFP advance, which was dilutive to the net interest margin by approximately 10 basis points. The reduction in subordinated debentures was due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company also repurchasing $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. The two payoff events were accretive to the net interest margin by approximately three basis points. The overall increase in the net interest margin was due to a decrease in interest expense resulting from a decrease in interest rates paid on interest-bearing liabilities, a decrease in interest expense resulting from a reduction in the average balance of interest-bearing liabilities and an increase in interest income resulting from the increase in the average balance of interest-earning assets which was partially offset by a decrease in interest income due to a reduction in asset yields.

Our net interest margin increased from 4.23% for the nine-month period ended September 30, 2024 to 4.48% for the nine-month period ended September 30, 2025. The yield on interest earning assets was 6.45% and 6.52% for the nine months ended September 30, 2025 and 2024, respectively, and average interest earning assets decreased from $20.16 billion to $19.95 billion. The decrease in average interest earning assets is primarily due to a $413.1 million decrease in average investment securities and a $214.1 million decrease in average interest-bearing balances due from banks, which was partially offset by a $423.1 million increase in average loans receivable. For the nine months ended September 30, 2025 and 2024, we recognized $3.9 million and $6.5 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by two basis points. We recognized $3.4 million in event income for both the nine-months ended September 30, 2025 and 2024. The cost of interest bearing liabilities decreased from 3.14% for the nine-months ended September 30, 2024 to 2.73% for the nine-months ended September 30, 2025, and average interest-bearing liabilities decreased from $14.72 billion to $14.44 billion. The decrease in average interest-bearing liabilities is primarily due to a $728.5 million decrease in FHLB and other borrowed funds and a $34.3 million decrease in subordinated debentures, which was partially offset by a $504.0 million increase in average interest-bearing deposits. The reduction in FHLB borrowed funds was due to the Company paying off its BTFP advance in November 2024. During the third quarter of 2024, the Company held excess liquidity of approximately $500.0 million, primarily related to the BTFP advance, which was dilutive to the net interest margin by approximately 10 basis points. The reduction in subordinated debentures was due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company also repurchasing $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. The two payoff events were accretive to the net interest margin by approximately one basis point. The overall increase in the net interest margin was due to a decrease in interest expense resulting from a decrease in interest rates paid on interest-bearing liabilities, a decrease in interest expense resulting from a reduction in the average balance of interest-bearing liabilities and an increase in interest income resulting from the increase in the average balance of interest-earning assets which was partially offset by a decrease in interest income due to a reduction in asset yields.
Net interest income on a fully taxable equivalent basis increased $11.2 million, or 5.2%, to $229.1 million for the three-month period ended September 30, 2025, from $217.8 million for the same period in 2024. This increase in net interest income for the three-month period ended September 30, 2025 was the result of a $20.3 million decrease in interest expense, which was partially offset by a $9.0 million decrease in interest income, on a fully taxable equivalent basis. The $20.3 million decrease in interest expense is primarily the result of the lower interest rate environment. The lower rates on interest bearing liabilities resulted in a decrease in interest expense of approximately $15.4 million, in addition to a decrease in average interest bearing liabilities which reduced interest expense by approximately $4.9 million. The $9.0 million decrease in interest income was also primarily the result of the lower interest rate environment, as well. The lower yield on earning assets resulted in a decrease in interest income of approximately $10.1 million, which was partially offset by an increase of $1.1 million in interest income due to the change in average interest earning asset balances.
Net interest income on a fully taxable equivalent basis increased $31.0 million, or 4.9%, to $668.8 million for the nine-month period ended September 30, 2025, from $637.8 million for the same period in 2024. This increase in net interest income for the nine-month period ended September 30, 2025 was the result of a $51.0 million decrease in interest expense, which was partially offset by an $20.0 million decrease in interest income, on a fully taxable equivalent basis. The $51.0 million decrease in interest expense is primarily the result of the lower interest rate environment. The lower rates on interest bearing liabilities resulted in a decrease in interest expense of approximately $39.4 million, in addition to a decrease in average interest bearing liabilities which reduced interest expense by approximately $11.6 million. The $20.0 million decrease in interest income was also primarily the result of the lower interest rate environment, as well. The lower yield on earning assets resulted in a decrease in interest income of approximately $24.9 million, which was partially offset by an increase of $4.8 million in interest income due to the change in average interest earning asset balances.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2025 and 2024, as well as changes in the fully taxable equivalent net interest margin for the three and nine months ended September 30, 2025 compared to the same period in 2024.
Table 2: Analysis of Net Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Interest income	$323,532	$332,845	$955,189	$977,063
Fully taxable equivalent adjustment	2,916	2,616	7,976	6,136
Interest income – fully taxable equivalent	326,448	335,461	963,165	983,199
Interest expense	97,366	117,625	294,415	345,431
Net interest income – fully taxable equivalent	$229,082	$217,836	$668,750	$637,768
Yield on earning assets – fully taxable equivalent	6.49%	6.60%	6.45%	6.52%
Cost of interest-bearing liabilities	2.69	3.17	2.73	3.14
Net interest spread – fully taxable equivalent	3.80	3.43	3.72	3.38
Net interest margin – fully taxable equivalent	4.56	4.28	4.48	4.23
Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025 vs. 2024	2025 vs. 2024
	(In thousands)
Increase in interest income due to change in earning assets	$1,067	$4,844
Decrease in interest income due to change in earning asset yields	(10,080)	(24,878)
Decrease in interest expense due to change in interest-bearing liabilities	4,892	11,577
Decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	15,367	39,439
Increase in net interest income	$11,246	$30,982

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and nine months ended September 30, 2025 and 2024, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2025			2024
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$567,617	$6,242	4.36%	$903,456	$12,096	5.33%
Federal funds sold	5,142	56	4.32	4,629	62	5.33
Investment securities – taxable	3,039,247	26,326	3.44	3,391,838	31,006	3.64
Investment securities – non-taxable	1,115,834	10,201	3.63	1,163,568	10,181	3.48
Loans receivable	15,216,448	283,623	7.39	14,762,667	282,116	7.60
Total interest-earning assets	19,944,288	326,448	6.49%	20,226,158	335,461	6.60%
Non-earning assets	2,694,650			2,667,626
Total assets	$22,638,938			$22,893,784
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$11,408,316	$70,406	2.45%	$11,095,572	79,232	2.84%
Time deposits	1,911,703	17,556	3.64	1,769,952	18,553	4.17
Total interest-bearing deposits	13,320,019	87,962	2.62	12,865,524	97,785	3.02
Federal funds purchased	11	—	—	43	1	9.25
Securities sold under agreement to repurchase	145,883	1,019	2.77	157,178	1,335	3.38
FHLB and other borrowed funds	550,501	5,378	3.88	1,300,876	14,383	4.40
Subordinated debentures	338,757	3,007	3.52	439,467	4,121	3.73
Total interest-bearing liabilities	14,355,171	97,366	2.69%	14,763,088	117,625	3.17%
Non-interest-bearing liabilities
Non-interest-bearing deposits	3,956,826			3,993,187
Other liabilities	211,057			247,797
Total liabilities	18,523,054			19,004,072
Stockholders’ equity	4,115,884			3,889,712
Total liabilities and stockholders’ equity	$22,638,938			$22,893,784
Net interest spread			3.80%			3.43%
Net interest income and margin		$229,082	4.56%		$217,836	4.28%

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$664,308	$21,813	4.39%	$878,368	$35,188	5.35%
Federal funds sold	5,037	164	4.35	4,688	182	5.19
Investment securities – taxable	3,104,254	80,203	3.45	3,436,874	96,822	3.76
Investment securities – non-taxable	1,121,481	30,294	3.61	1,202,003	29,077	3.23
Loans receivable	15,056,440	830,691	7.38	14,633,382	821,930	7.50
Total interest-earning assets	19,951,520	963,165	6.45%	20,155,315	983,199	6.52%
Non-earning assets	2,710,647			2,662,627
Total assets	$22,662,167			$22,817,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$11,450,902	$211,120	2.47%	$11,084,397	232,757	2.80%
Time deposits	1,866,855	52,117	3.73	1,729,400	53,317	4.12
Total interest-bearing deposits	13,317,757	263,237	2.64	12,813,797	286,074	2.98
Federal funds purchased	19	—	—	26	1	5.14
Securities sold under agreement to repurchase	148,462	3,105	2.80	163,013	4,102	3.36
FHLB and other borrowed funds	572,538	16,819	3.93	1,301,005	42,914	4.41
Subordinated debentures	405,285	11,254	3.71	439,613	12,340	3.75
Total interest-bearing liabilities	14,444,061	294,415	2.73%	14,717,454	345,431	3.14%
Non-interest-bearing liabilities
Non-interest-bearing deposits	3,973,135			4,031,447
Other liabilities	201,228			242,422
Total liabilities	18,618,424			18,991,323
Stockholders’ equity	4,043,743			3,826,619
Total liabilities and stockholders’ equity	$22,662,167			$22,817,942
Net interest spread			3.72%			3.38%
Net interest income and margin		$668,750	4.48%		$637,768	4.23%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and nine months ended September 30, 2025 compared to the same period in 2024, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 over 2024			2025 over 2024
	Volume	Yield / Rate	Total	Volume	Yield / Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(3,954)	$(1,900)	$(5,854)	$(7,687)	$(5,688)	$(13,375)
Federal funds sold	6	(12)	(6)	13	(31)	(18)
Investment securities – taxable	(3,111)	(1,569)	(4,680)	(8,952)	(7,667)	(16,619)
Investment securities – non-taxable	(427)	447	20	(2,031)	3,248	1,217
Loans receivable	8,553	(7,046)	1,507	23,501	(14,740)	8,761
Total interest income	1,067	(10,080)	(9,013)	4,844	(24,878)	(20,034)
Interest expense:
Interest-bearing transaction and savings deposits	2,181	(11,007)	(8,826)	7,496	(29,133)	(21,637)
Time deposits	1,414	(2,411)	(997)	4,055	(5,255)	(1,200)
Federal funds purchased	—	(1)	(1)	—	(1)	(1)
Securities sold under agreement to repurchase	(91)	(225)	(316)	(345)	(652)	(997)
FHLB and other borrowed funds	(7,493)	(1,512)	(9,005)	(21,829)	(4,266)	(26,095)
Subordinated debentures	(903)	(211)	(1,114)	(954)	(132)	(1,086)
Total interest expense	(4,892)	(15,367)	(20,259)	(11,577)	(39,439)	(51,016)
Increase (decrease) in net interest income	$5,959	$5,287	$11,246	$16,421	$14,561	$30,982
Provision for Credit Losses
Credit Loss Expense: During the three months ended September 30, 2025, the Company recorded $6.7 million in provision for credit losses on loans. In addition, the Company recorded a $1.0 million recovery of credit losses on unfunded commitments. The Company also recorded a $2.2 million recovery of credit losses on investment securities. As a result, total credit loss expense for the three-month period ended September 30, 2025 was $3.5 million. During the nine months ended September 30, 2025, the Company recorded $9.7 million in provision for credit losses on loans. In addition, the Company recorded a $1.0 million recovery of credit losses on unfunded commitments. The Company also recorded a $2.2 million recovery of credit losses on investment securities. As a result, total credit loss expense for the nine months ended September 30, 2025 was $6.5 million.
During the three months ended September 30, 2024, the Company recorded $18.9 million in credit loss expense. The $18.9 million of credit loss expense includes $18.2 million in provision for credit losses on loans. Of the $18.2 million provision for credit losses on loans recorded, $16.7 million was used to establish a hurricane reserve for loans impacted by Hurricane Helene. The Company also recorded a $1.0 million provision for credit losses on unfunded commitments, which completely offset the $1.0 million recovery of credit losses on unfunded commitments that was recorded during the first quarter of 2024. The Company also recorded a $330,000 recovery of credit losses on available-for-sale investments. During the nine months ended September 30, 2024, the Company recorded $31.4 million in credit loss expense. The $31.4 million of credit loss expense includes $31.7 million in provision for credit losses on loans, which was partially offset by the $330,000 recovery of credit losses on available-for-sale investments. Of the $31.7 million provision for credit losses on loans recorded, $16.7 million was used to establish a hurricane reserve for loans. For both the three and nine month periods ended September 30, 2024, the Company determined the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no additional provision was considered necessary for the HTM portfolio.

Net charge-offs to average total loans were 0.08% and 0.04% for the three months ended September 30, 2025 and 2024, respectively. Net charge-offs to average total loans were 0.00% and 0.07% for the nine months ended September 30, 2025 and 2024, respectively.
Non-Interest Income
Total non-interest income was $51.5 million and $148.0 million for the three and nine months ended September 30, 2025, compared to $42.8 million and $127.4 million for the same period in 2024. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending income, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.
Table 6 measures the various components of our non-interest income for the three and nine months ended September 30, 2025 and 2024.
Table 6: Non-Interest Income

	Three Months Ended September 30,		2025 Change from 2024		Nine Months Ended September 30,		2025 Change from 2024
	2025	2024			2025	2024
	(Dollars in thousands)
Service charges on deposit accounts	$10,486	$9,888	$598	6.0%	$29,688	$29,288	$400	1.4%
Other service charges and fees	12,130	10,490	1,640	15.6	35,462	31,358	4,104	13.1
Trust fees	4,600	4,403	197	4.5	14,594	14,191	403	2.8
Mortgage lending income	4,691	4,437	254	5.7	13,070	12,271	799	6.5
Insurance commissions	574	595	(21)	(3.5)	1,698	1,668	30	1.8
Increase in cash value of life insurance	1,404	1,161	243	20.9	4,661	3,635	1,026	28.2
Dividends from FHLB, FRB, FNBB & other	2,658	2,637	21	0.8	8,033	8,642	(609)	(7.0)
Gain on sale of SBA loans	46	145	(99)	(68.3)	334	399	(65)	(16.3)
(Loss) gain on sale of branches, equipment and other assets, net	(66)	32	(98)	(306.3)	743	2,076	(1,333)	(64.2)
(Loss) gain on OREO, net	(1)	85	(86)	(101.2)	(364)	151	(515)	(341.1)
Fair value adjustment for marketable securities	1,020	1,392	(372)	(26.7)	1,224	2,121	(897)	(42.3)
Other income	13,963	7,514	6,449	85.8	38,867	21,552	17,315	80.3
Total non-interest income	$51,505	$42,779	$8,726	20.4%	$148,010	$127,352	$20,658	16.2%
Non-interest income increased $8.7 million, or 20.4%, to $51.5 million for the three months ended September 30, 2025 from $42.8 million for the same period in 2024. The primary factors in this increase were the increases in service charges on deposit accounts, other service charges and fees and other income, which was partially offset by the decrease in fair value adjustment for marketable securities.
Additional details for the three months ended September 30, 2025 on some of the more significant changes are as follows:
•The $598,000 increase in service charges on deposit accounts is primarily related to an increase in overdraft fees.
•The $1.6 million increase in other service charges and fees is primarily related to an increase in Centennial CFG property finance loan fees.
•The $372,000 decrease in the fair value adjustment for marketable securities is due to market fluctuations.
•The $6.4 million increase in other income is primarily due to a $1.9 million gain on repurchase of subordinated debt, a $1.8 million increase in income from a lawsuit settlement, a $986,000 increase in investment brokerage fee income, a $741,000 increase in fair value of equity securities, a $539,000 increase in recoveries on historic losses and a $264,000 increase in building rental income.

Non-interest income increased $20.7 million, or 16.2%, to $148.0 million for the nine months ended September 30, 2025 from $127.4 million for the same period in 2024. The primary factors in this increase were the increases in other service charges and fees, mortgage lending income, cash value of life insurance and other income, which were partially offset by decreases in dividends from FHLB, FRB, FNBB & other; gain on sale of branches, equipment and other assets, net; gain on OREO, net and fair value adjustment for marketable securities.
Additional details for the nine months ended September 30, 2025 on some of the more significant changes are as follows:
•The $4.1 million increase in other service charges and fees is primarily related to an increase in Centennial CFG property finance loan fees.
•The $799,000 increase in mortgage lending income is primarily related to an increase in volume of secondary market loans.
•The $1.0 million increase in the cash value of life insurance is primarily related to enhancement charges related to a 1035 exchange in BOLI policies.
•The $609,000 decrease in dividends from FHLB, FRB, Bankers' Bank and other was primarily due to a lower volume of dividends from the FHLB and equity investments.
•The $1.3 million decrease in the gain on sale of branches, equipment and other assets, net is primarily due to the sale of a building from our Texas region during 2024.
•The $515,000 decrease in the gain on OREO, net, is primarily due to a loss on the sale of a building from our Florida region during 2025.
•The $897,000 decrease in the fair value adjustment for marketable securities is due to market fluctuations.
•The $17.3 million increase in other income is primarily due to an $8.3 million increase in fair value of equity securities, which includes $7.4 million in special income from equity investments, a $1.9 million gain on repurchase of subordinated debt, a $1.9 million increase in recoveries on historic losses, a $1.8 million increase in income from a lawsuit settlement, a $1.5 million increase in investment brokerage fee income, a $1.3 million increase in BOLI death benefit income, a $557,000 increase in building rental income and a $513,000 increase in miscellaneous income.
Non-Interest Expense
Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees, other professional fees and other expenses.

Table 7 below sets forth a summary of non-interest expense for the three and nine months ended September 30, 2025 and 2024.
Table 7: Non-Interest Expense

	Three Months Ended September 30,		2025 Change from 2024		Nine Months Ended September 30,		2024 Change from 2023
	2025	2024			2025	2024
	(Dollars in thousands)
Salaries and employee benefits	$63,804	$58,861	$4,943	8.4%	$189,977	$180,198	$9,779	5.4%
Occupancy and equipment	14,828	14,546	282	1.9	43,276	43,505	(229)	(0.5)
Data processing expense	8,871	9,088	(217)	(2.4)	25,793	27,170	(1,377)	(5.1)
Other operating expenses:
Advertising	2,149	1,810	339	18.7	6,131	5,156	975	18.9
Amortization of intangibles	2,024	2,095	(71)	(3.4)	6,096	6,375	(279)	(4.4)
Electronic banking expense	3,357	3,569	(212)	(5.9)	9,584	10,137	(553)	(5.5)
Directors' fees	405	362	43	11.9	1,288	1,283	5	0.4
Due from bank service charges	404	302	102	33.8	968	860	108	12.6
FDIC and state assessment	3,245	3,360	(115)	(3.4)	8,268	12,172	(3,904)	(32.1)
Insurance	1,110	926	184	19.9	3,158	2,734	424	15.5
Legal and accounting	1,061	1,902	(841)	(44.2)	7,062	6,600	462	7.0
Other professional fees	2,083	2,062	21	1.0	6,241	6,406	(165)	(2.6)
Operating supplies	773	673	100	14.9	2,195	1,969	226	11.5
Postage	538	522	16	3.1	1,529	1,542	(13)	(0.8)
Telephone	367	455	(88)	(19.3)	1,222	1,369	(147)	(10.7)
Other expense	9,819	9,512	307	3.2	31,018	27,250	3,768	13.8
Total non-interest expense	$114,838	$110,045	$4,793	4.4%	$343,806	$334,726	$9,080	2.7%
Non-interest expense increased $4.8 million, or 4.4%, to $114.8 million for the three months ended September 30, 2025 from $110.0 million for the same period in 2024. The primary factor that resulted in this increase was the increase in salaries and employee benefits, which were partially offset by the decrease in legal and accounting expense.
Additional details for the three months ended September 30, 2025 on some of the more significant changes are as follows:
•The $4.9 million increase in salaries and employee benefits expense is primarily due to an increase in incentive compensation as a result of an increase in revenue for the Company combined with the additional costs of doing business.
•The $841,000 decrease in legal and accounting expense is primarily due to legal matters which occurred during 2024.
Non-interest expense increased $9.1 million, or 2.7%, to $343.8 million for the nine months ended September 30, 2025 from $334.7 million for the same period in 2024. The primary factors that resulted in this increase were the increases in salaries and employee benefits, advertising expense and other expense, which were partially offset by the decreases in data processing expense and FDIC and state assessment expense.
Additional details for the nine months ended September 30, 2025 on some of the more significant changes are as follows:
•The $9.8 million increase in salaries and employee benefits expense is primarily due to an increase in incentive compensation as a result of an increase in revenue for the Company combined with the additional costs of doing business and an increase in deferred loan costs.
•The $1.4 million decrease in data processing expense is primarily due to relationship credits received as a result of a new contract.
•The $975,000 increase in advertising expense is primarily due to an increased volume of advertising.

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
•The $3.8 million increase in other expense is primarily due to $3.3 million in legal claims expense being recorded during the second quarter of 2025.
Income Taxes
Income tax expense increased $6.7 million, or 23.0%, to $35.7 million for the three-month period ended September 30, 2025, from $29.0 million for the same period in 2024. Income tax expense increased $10.0 million, or 11.0%, to $101.3 million for the nine-month period ended September 30, 2025, from $91.2 million for the same period in 2024. The effective income tax rate was 22.42% and 22.09% for the three and nine months ended September 30, 2025, compared to 22.50% and 23.22% for the same period in 2024. The marginal tax rate was 24.433% and 24.989% for 2025 and 2024, respectively.
Financial Condition as of and for the Period Ended September 30, 2025 and December 31, 2024
Our total assets as of September 30, 2025 increased $217.1 million to $22.71 billion from $22.49 billion reported as of December 31, 2024. Cash and cash equivalents decreased $109.4 million for the nine months ended September 30, 2025. Our loan portfolio balance increased to $15.29 billion, as of September 30, 2025, from $14.76 billion at December 31, 2024. The increase in loans was primarily due to $563.1 million of organic loan growth in our community banking footprint, which was partially offset by $41.6 million of loan decline from our Centennial Commercial Finance Group ("Centennial CFG") franchise. Investment securities decreased by $159.1 million resulting from paydowns and maturities during the first nine months of 2025. Total deposits increased $181.4 million to $17.33 billion as of September 30, 2025 from $17.15 billion as of December 31, 2024. Subordinated debentures decreased by $160.2 million for the nine months ended September 30, 2025. The reduction in subordinated debentures was due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company also repurchasing $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. Stockholders’ equity increased $253.9 million to $4.21 billion as of September 30, 2025, compared to $3.96 billion as of December 31, 2024. The $253.9 million increase in stockholders’ equity is primarily associated with the $357.2 million in net income and $73.0 million in other comprehensive income for the nine months ended September 30, 2025, which was partially offset by the $117.7 million in shareholder dividends paid and stock repurchases of $67.3 million.
Loan Portfolio
Loans Receivable
Our loan portfolio averaged $15.22 billion and $14.76 billion during the three months ended September 30, 2025 and 2024, respectively. Our loan portfolio averaged $15.06 billion and $14.63 billion during the nine months ended September 30, 2025 and 2024, respectively. Loans receivable were $15.29 billion and $14.76 billion as of September 30, 2025 and December 31, 2024, respectively.
From December 31, 2024 to September 30, 2025, the Company experienced an increase of approximately $521.5 million in loans. The increase in loans was due to $563.1 million of organic loan growth in our community banking footprint partially offset by $41.6 million of loan decline from our Centennial CFG franchise.
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, Texas, Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Texas, Alabama and New York. Loans receivable were approximately $3.77 billion, $4.38 billion, $3.90 billion, $95.4 million, $1.36 billion and $1.78 billion as of September 30, 2025 in Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG, respectively.

Table 8 presents our loans receivable balances by category as of September 30, 2025 and December 31, 2024.
Table 8: Loans Receivable

	September 30, 2025	December 31, 2024
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$5,494,492	$5,426,780
Construction/land development	2,709,197	2,736,214
Agricultural	331,301	336,993
Residential real estate loans:
Residential 1-4 family	2,142,375	1,956,489
Multifamily residential	716,595	496,484
Total real estate	11,393,960	10,952,960
Consumer	1,233,523	1,234,361
Commercial and industrial	2,100,268	2,022,775
Agricultural	346,167	367,251
Other	212,054	187,153
Total loans receivable	$15,285,972	$14,764,500
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
As of September 30, 2025, we had approximately $1.08 billion of construction/land development loans which were collateralized by land. This consisted of approximately $81.9 million for raw land and approximately $1.00 billion for land with commercial and/or residential lots.
As of September 30, 2025, commercial real estate ("CRE") loans totaled $8.53 billion, or 55.8%, of loans receivable, as compared to $8.50 billion, or 57.6%, of loans receivable, as of December 31, 2024. CRE loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $2.36 billion, $2.58 billion, $2.22 billion, $43.2 million, zero and $1.34 billion at September 30, 2025, respectively.
Table 9 presents the composition of the funded and unfunded balances of our CRE portfolio by loan type, as of September 30, 2025 and December 31, 2024, and their respective percentages of our total CRE portfolio.

Table 9: CRE Loan Concentrations

	September 30, 2025
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$804,719	9.4%	$66,489	3.1%
Office Building	1,005,168	11.8	96,880	4.5
Hotel	1,081,685	12.7	15,586	0.7
Industrial	431,359	5.1	36,812	1.7
Retail	569,114	6.7	21,013	1.0
Owner-Occupied (1)	1,602,447	18.7	137,657	6.4
Construction/Land Development:
Construction Residential-Spec	392,989	4.6	305,155	14.3
Residential Land Development	437,091	5.1	81,625	3.8
Construction Commercial	265,036	3.1	173,348	8.2
Construction Multi Family	712,311	8.3	599,505	28.1
Commercial Land Development	565,170	6.6	95,992	4.5
Construction Residential-Presold	186,770	2.2	162,721	7.6
Construction Hotel	68,337	0.8	306,676	14.3
Raw Land	81,493	1.0	2,426	0.1
Agricultural (1)	331,301	3.9	35,375	1.7
Total Commercial Real Estate (2)	$8,534,990	100.0%	$2,137,260	100.0%

	December 31, 2024
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$829,697	9.8%	$64,948	2.5%
Office Building	1,070,459	12.6	107,769	4.2
Hotel	1,081,120	12.7	24,652	1.0
Industrial	385,072	4.5	29,517	1.1
Retail	507,405	6.0	12,579	0.5
Owner-Occupied (1)	1,553,027	18.2	167,399	6.5
Construction/Land Development:
Construction Residential-Spec	433,964	5.1	330,119	12.8
Residential Land Development	537,686	6.3	86,200	3.4
Construction Commercial	337,727	4.0	360,340	14.0
Construction Multi Family	556,168	6.5	908,976	35.4
Commercial Land Development	512,284	6.0	99,165	3.9
Construction Residential-Presold	186,325	2.2	141,047	5.5
Construction Hotel	64,239	0.8	191,088	7.4
Raw Land	107,821	1.3	8,215	0.3
Agricultural (1)	336,993	4.0	38,913	1.5
Total Commercial Real Estate (2)	$8,499,987	100.0%	$2,570,927	100.0%
(1)     Agriculture real estate loans and owner-occupied non-farm non-residential loans are not included within CRE for regulatory reporting purposes.
(2)     Excludes multi-family residential loans of $716.6 million and $496.5 million as of September 30, 2025 and December 31, 2024, respectively, which are included in the residential real estate loans throughout the filing. Multi-family residential loans are included in CRE for regulatory purposes.

Table 10 presents the composition of our CRE loan portfolio by the ten largest geographical locations of the collateral as of September 30, 2025 and December 31, 2024.
Table 10: Geographical Locations of CRE Loans

(In thousands)	Florida	Texas	Arkansas	New York	California	Georgia	Alabama	Utah	Pennsylvania	Tennessee	All Other	Total
As of September 30, 2025
Non-Farm/Non-Residential:
Single Purpose Building	$232,110	$197,905	$205,799	$48,577	$—	$13,153	$7,773	$—	$—	$5,083	$94,319	$804,719
Office Building	257,099	389,633	65,552	633	27,079	130,101	9,159	—	19,899	—	106,013	1,005,168
Hotel	526,514	257,457	119,422	5,018	—	24,140	17,981	—	—	—	131,153	1,081,685
Industrial	43,272	145,912	39,228	57,669	20,631	—	53,434	—	—	—	71,213	431,359
Retail	167,288	244,549	44,616	—	35,920	704	11,870	—	3,538	413	60,216	569,114
Owner-Occupied (1)	459,516	488,113	362,220	—	6,592	18,402	27,379	—	80,535	6,330	153,360	1,602,447
Construction/Land Development:
Construction Residential - Spec	113,668	110,489	40,385	123,435	—	—	604	—	—	—	4,408	392,989
Residential Land Development	137,966	92,457	46,044	—	—	173	1,864	120,761	—	3,615	34,211	437,091
Construction Commercial	61,058	39,906	87,587	22,117	15,298	—	2,211	14,637	—	10,232	11,990	265,036
Construction Multi Family	241,085	186,677	52,564	104,884	—	—	—	—	257	37,617	89,227	712,311
Commercial Land Development	170,417	65,073	31,475	31,369	88,660	24,323	8,346	—	—	21,203	124,304	565,170
Construction Residential - Presold	67,741	93,444	24,050	—	—	—	1,535	—	—	—	—	186,770
Construction Hotel	1,993	20,828	—	—	—	—	11,248	—	—	18,181	16,087	68,337
Raw Land	10,483	12,026	19,222	—	39,330	—	238	—	—	—	194	81,493
Agricultural (1)	43,279	157,104	110,420	—	—	—	2,838	—	—	—	17,660	331,301
Total Commercial Real Estate (2)	$2,533,489	$2,501,573	$1,248,584	$393,702	$233,510	$210,996	$156,480	$135,398	$104,229	$102,674	$914,355	$8,534,990

(In thousands)	Florida	Texas	Arkansas	New York	Georgia	Utah	Alabama	California	Pennsylvania	Tennessee	All Other	Total
As of December 31, 2024
Non-Farm/Non-Residential:
Single Purpose Building	$275,440	$212,649	$168,691	$49,278	$17,506	$—	$6,494	$429	$—	$1,586	$97,624	$829,697
Office Building	333,230	355,794	64,062	50,091	91,723	—	18,934	—	25,616	—	131,009	1,070,459
Hotel	541,001	263,647	99,830	4,943	24,319	—	18,575	16,419	—	—	112,386	1,081,120
Industrial	44,392	91,344	40,908	57,556	—	—	59,745	19,941	—	—	71,186	385,072
Retail	148,053	252,087	56,885	4,158	—	—	12,166	—	—	435	33,621	507,405
Owner-Occupied (1)	492,655	431,489	337,935	—	21,051	—	26,314	5,748	83,199	6,911	147,725	1,553,027
Construction/Land Development:												—
Construction Residential - Spec	150,143	107,149	41,299	126,299	—	—	82	—	—	—	8,992	433,964
Residential Land Development	148,897	102,369	51,865	—	304	165,643	2,329	—	—	2,466	63,813	537,686
Construction Commercial	84,027	111,199	62,549	15,159	—	12,451	1,182	—	876	9,194	41,090	337,727
Construction Multi Family	240,255	72,676	32,812	139,130	—	—	—	19,326	228	37,881	13,860	556,168
Commercial Land Development	118,729	70,700	31,841	37,820	40,068	—	9,752	50,036	—	42,181	111,157	512,284
Construction Residential - Presold	93,517	61,538	29,937	—	—	—	1,022	—	—	—	311	186,325
Construction Hotel	6,693	9,796	22,036	—	13,555	—	5,152	—	—	—	7,007	64,239
Raw Land	9,036	8,537	31,649	—	—	—	1,311	34,388	—	—	22,900	107,821
Agricultural (1)	32,589	176,084	106,684	—	—	—	3,736	—	—	—	17,900	336,993
Total Commercial Real Estate (2)	$2,718,657	$2,327,058	$1,178,983	$484,434	$208,526	$178,094	$166,794	$146,287	$109,919	$100,654	$880,581	$8,499,987
(1)     Agriculture real estate loans and owner-occupied non-farm non-residential loans are not included within CRE for regulatory reporting purposes.
(2)     Excludes multi-family residential loans of $716.6 million and $496.5 million as of September 30, 2025 and December 31, 2024, respectively, which are included in the residential real estate loans throughout the filing. Multi-family residential loans are included in CRE for regulatory purposes.

Our loan policy states that in order to achieve a well-balanced, diversified credit portfolio, concentrations containing inappropriate or excessive risk are to be avoided. It is the goal of the Company to maintain a prudent diversification of loans. We define a concentration of credit as direct or indirect obligations according to the following guidelines: (i) concentrations of 25% or more of total risk-based capital by individual borrower, small, interrelated group of individuals, single repayment source or individual project; (ii) concentrations of 100% or more of total risk-based capital by industry or product line. As of September 30, 2025, we have not met the threshold for the concentration limits. In addition, the Bank's Board of Directors monitors the CRE loan portfolio for concentrations related to geography, industry, and collateral type and determines applicable guidelines. The Chief Lending Officer also reviews the portfolio periodically to determine if any concentrations exist and makes recommendations with respect to setting internal guidelines.
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
The Company has a CRE strategy and contingency plan which outlines the principles required to adequately manage our CRE exposures. It discusses the inherent risks within CRE lending, as well as the risks unique to specific lending activities and property taxes. In addition, the plan outlines internal limits related to CRE lending, reasoning for operating outside those limits, and provides for a contingency plan to reduce the CRE exposures under adverse economic conditions or other situations where it is deemed necessary to do so. The responsibility for monitoring the CRE Strategy and Contingency Plan, and subsequent reporting to management and the Board of Directors lies with the Chief Lending Officer and the Asset Quality Committee of the Board of Directors. Within the CRE Strategy and Contingency Plan, we established four adverse economic triggers to measure on an ongoing basis to attempt to determine when a change in CRE strategy might be warranted, at least from an external economic perspective. If one or a combination of these triggers have exceeded Board approved thresholds, the Executive Risk Committee will determine which action or combination of actions, if any, to take based on the specific situation. If utilized, the required actions are likely to focus on tightening/loosening of underwriting criteria, potential capital raises or loan distribution actions such as selling or participating loans. However, other action steps may be considered necessary depending upon the specific situation. As of September 30, 2025, none of the triggers exceeded our internal guidelines, and we have not recommended any additional changes to our underwriting standards because the Company considers the current standards to be adequate in addressing the risks to our CRE portfolio.
Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 56.1% and 36.7% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of September 30, 2025, with the remaining 7.2% relating to condominiums and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of September 30, 2025, residential real estate loans totaled $2.86 billion, or 18.7%, of loans receivable, compared to $2.45 billion, or 16.6%, of loans receivable, as of December 31, 2024. Residential real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $686.3 million, $1.22 billion, $671.6 million, $42.5 million, zero and $233.9 million at September 30, 2025, respectively.
Consumer Loans. Our consumer loans are composed of secured and unsecured loans originated by our bank, the primary portion of which consists of loans to finance United States Coast Guard registered high-end sail and power boats within our SPF division. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual changes in circumstance.
As of September 30, 2025, consumer loans totaled $1.23 billion, or 8.1%, of loans receivable, compared to $1.23 billion, or 8.4%, of loans receivable, as of December 31, 2024. Consumer loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $19.6 million, $6.8 million, $7.9 million, $420,000, $1.20 billion and zero at September 30, 2025, respectively.

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
As of September 30, 2025, commercial and industrial loans totaled $2.10 billion, or 13.7%, of loans receivable, compared to $2.02 billion, or 13.7%, of loans receivable, as of December 31, 2024. Commercial and industrial loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $478.7 million, $541.0 million, $736.1 million, $9.3 million, $165.2 million and $170.0 million at September 30, 2025, respectively.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $54.2 million and $76.3 million in PCD loans, as of September 30, 2025 and December 31, 2024, respectively.
Table 11 sets forth information with respect to our non-performing assets as of September 30, 2025 and December 31, 2024. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 11: Non-performing Assets

	As of September 30, 2025	As of December 31, 2024
	(Dollars in thousands)
Non-accrual loans	$81,087	$93,853
Loans past due 90 days or more (principal or interest payments)	4,125	5,034
Total non-performing loans	85,212	98,887
Other non-performing assets
Foreclosed assets held for sale, net	41,263	43,407
Other non-performing assets	—	63
Total other non-performing assets	41,263	43,470
Total non-performing assets	$126,475	$142,357
Allowance for credit losses to non-accrual loans	352.27%	293.95%
Allowance for credit losses to non-performing loans	335.22	278.99
Non-accrual loans to total loans	0.53	0.64
Non-performing loans to total loans	0.56	0.67
Non-performing assets to total assets	0.56	0.63

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
Our non-performing loans were $85.2 million, or 0.56% of total loans as of September 30, 2025, compared to $98.9 million, or 0.67% of total loans, as of December 31, 2024. The allowance for credit losses as a percentage of non-performing loans increased to 335.22% as of September 30, 2025, from 278.99% as of December 31, 2024. As of September 30, 2025, our non-performing assets decreased to $126.5 million, or 0.56% of total assets, from $142.4 million, or 0.63% of total assets, as of December 31, 2024.
Table 12 below shows the non-performing loans and non-performing assets by region as of September 30, 2025 and December 31, 2024:
Table 12: Non-performing Assets By Region

	As of September 30, 2025
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Non-accrual loans	$19,102	$24,867	$25,701	$158	$10,472	$787	$81,087
Loans 90+ days past due	704	254	3,167	—	—	—	4,125
Total non-performing loans	$19,806	$25,121	$28,868	$158	$10,472	$787	$85,212

Foreclosed assets held for sale	972	768	16,711	—	—	22,812	41,263
Other non-performing assets	—	—	—	—	—	—	—
Total other non-performing assets	$972	$768	$16,711	$—	$—	$22,812	$41,263
Total non-performing assets	$20,778	$25,889	$45,579	$158	$10,472	$23,599	$126,475

	As of December 31, 2024
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Non-accrual loans	$18,448	$38,778	$23,494	$206	$5,537	$7,390	$93,853
Loans 90+ days past due	538	362	4,134	—	—	—	5,034
Total non-performing loans	$18,986	$39,140	$27,628	$206	$5,537	$7,390	$98,887

Foreclosed assets held for sale	757	5,951	13,924	—	—	22,775	43,407
Other non-performing assets	—	—	63	—	—	—	63
Total other non-performing assets	$757	$5,951	$13,987	$—	$—	$22,775	$43,470
Total non-performing assets	$19,743	$45,091	$41,615	$206	$5,537	$30,165	$142,357
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
As of September 30, 2025, we had $99.1 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual, and we had $16.5 million of restructured loans that are not in compliance with the modified terms and are reported as non-accrual. Of the $99.1 million of restructured loans that are in compliance with the modified terms, our Arkansas market contained $1.9 million, our Florida market contained $1.4 million, our Texas market contained $92.8 million and our SPF region contained $2.9 million of these restructured loans. Of the $16.5 million of restructured loans not in compliance with the modified terms, our Arkansas market contained $1.4 million, our Florida market contained $15.1 million and our Texas market contained $57,000.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 11 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $112.1 million, and the ending balance as of September 30, 2025 was $95.8 million. The $95.8 million balance consists of $85,656 of non-accrual loans and $95.7 million of current loans as of September 30, 2025. Three of the modified loans pertained to one borrower relationship and accounted for $91.4 million of the total post-modification outstanding balance. These loans were modified during the year ended December 31, 2024. The modification involved three new loans being underwritten resulting in the interest rate decreasing by 12 basis points and one of the loans in the relationship being charged-off. The charged-off amount was $26.1 million, and the charge-off was recorded during 2024. Six of the $115.6 million in restructured loans held by the Company were considered to be collateral dependent as of September 30, 2025. The outstanding balance of these loans was $109.3 million, and the specific reserve was $3.4 million.
The Company had $225.9 million and $268.0 million in impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) for the periods ended September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets accounted for approximately $25.4 million, $34.5 million, $151.6 million, $158,000, $13.4 million and $787,000 of the impaired loans, respectively.
The amortized cost balance for loans with a specific allocation decreased from $92.7 million to $77.1 million, and the specific allocation for impaired loans decreased by approximately $5.7 million to $18.1 million at September 30, 2025 compared to $23.8 million at December 31, 2024.
Total foreclosed assets held for sale were $41.3 million as of September 30, 2025, compared to $43.4 million as of December 31, 2024, for a decrease of $2.1 million. The foreclosed assets held for sale as of September 30, 2025 are comprised of $972,000 located in Arkansas, $768,000 located in Florida, $16.7 million located in Texas, zero in Alabama, zero in SPF and $22.8 million in Centennial CFG. The majority of the foreclosed assets held for sale is comprised of two properties. The first is an office building located in Santa Monica, California with a carrying value of $22.8 million. The second is an apartment complex which is under construction in Gunter, Texas with a carrying value of $14.3 million. These two properties account for $37.1 million of the balance of foreclosed assets held for sale at September 30, 2025.
Table 13 shows the summary of foreclosed assets held for sale as of September 30, 2025 and December 31, 2024.
Table 13: Foreclosed Assets Held For Sale

	As of September 30, 2025	As of December 31, 2024
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$23,614	$28,392
Construction/land development	16,776	13,391
Residential real estate loans
Residential 1-4 family	873	1,624
Total foreclosed assets held for sale	$41,263	$43,407

Past Due and Non-Accrual Loans
Table 14 shows the summary of non-accrual loans as of September 30, 2025 and December 31, 2024:
Table 14: Total Non-Accrual Loans

	As of September 30, 2025	As of December 31, 2024
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$22,301	$35,868
Construction/land development	3,418	3,702
Agricultural	497	559
Residential real estate loans
Residential 1-4 family	25,547	22,539
Multifamily residential	12,907	13,083
Total real estate	64,670	75,751
Consumer	10,798	6,178
Commercial and industrial	4,349	10,931
Agricultural & other	1,270	993
Total non-accrual loans	$81,087	$93,853
If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.7 million and $1.5 million, respectively, would have been recorded for the three-month periods ended September 30, 2025 and 2024. If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $5.1 million and $4.5 million, respectively, would have been recorded for the nine-month periods ended September 30, 2025 and 2024. The interest income recognized on non-accrual loans for the three months ended September 30, 2025 and 2024 was considered immaterial.
Table 15 shows the summary of accruing past due loans 90 days or more as of September 30, 2025 and December 31, 2024:
Table 15: Loans Accruing Past Due 90 Days or More

	As of September 30, 2025	As of December 31, 2024
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,136	$304
Construction/land development	—	600
Residential real estate loans
Residential 1-4 family	1,529	1,835
Total real estate	2,665	2,739
Consumer	4	32
Commercial and industrial	1,456	2,263
Agricultural & Other	—	—
Total loans accruing past due 90 days or more	$4,125	$5,034
Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.56% and 0.67% at September 30, 2025 and December 31, 2024, respectively.

Allowance for Credit Losses
Overview. The allowance for credit losses on loans receivable increased from $275.9 million as of December 31, 2024 to $285.6 million as of September 30, 2025. The specific reserve for loans individually analyzed for credit losses was $18.1 million on $226.4 million of individually analyzed loans as of September 30, 2025, compared to a specific reserve of $23.8 million on $209.8 million of individually analyzed loans as of December 31, 2024. The allowance for credit losses as a percentage of loans was 1.87% at both September 30, 2025 and December 31, 2024.
Loans Collectively Evaluated for Credit Loss. Loans receivable collectively evaluated for credit loss increased by approximately $504.8 million from $14.55 billion at December 31, 2024 to $15.06 billion at September 30, 2025. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for credit loss to the total loans collectively evaluated for credit loss was 1.78% and 1.73% at September 30, 2025 and December 31, 2024, respectively.
Charge-offs and Recoveries. For the three months ended September 30, 2025, total charge-offs were $4.7 million and total recoveries were $1.7 million, for a net charge-off position of $2.9 million. For the nine months ended September 30, 2025, total charge-offs were $12.2 million and total recoveries were $12.2 million, for a net recovery position of $69,000. For the three months ended September 30, 2024, total charge-offs were $2.0 million and total recoveries were $519,000, for a net charge-off position of $1.5 million. For the nine months ended September 30, 2024, total charge-offs were $9.1 million and total recoveries were $1.7 million, for a net charge-off position of $7.4 million.
Table 16 below shows charge-off and recovery detail by region for the nine months ended September 30, 2025 and 2024.
Table 16: Charge-Off and Recovery Detail By Region

For the Three Months Ended September 30, 2025
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$605	$807	$2,496	$8	$735	$—	$4,651
Recoveries	(225)	(47)	(1,451)	(3)	(5)	—	(1,731)
Net charge-offs (recoveries)	$380	$760	$1,045	$5	$730	$—	$2,920

For the Nine Months Ended September 30, 2025
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$1,541	$3,531	$5,528	$29	$1,370	$181	$12,180
Recoveries	(676)	(741)	(10,137)	(7)	(30)	(658)	(12,249)
Net charge-offs (recoveries)	$865	$2,790	$(4,609)	$22	$1,340	$(477)	$(69)

For the Three Months Ended September 30, 2024
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$687	$458	$716	$11	$129	$—	$2,001
Recoveries	(149)	(148)	(213)	(7)	(2)	—	(519)
Net charge-offs	$538	$310	$503	$4	$127	$—	$1,482

For the Nine Months Ended September 30, 2024
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$3,844	$1,199	$3,477	$41	$294	$222	$9,077
Recoveries	(730)	(364)	(598)	(18)	(7)	—	(1,717)
Net charge-offs	$3,114	$835	$2,879	$23	$287	$222	$7,360

Loans partially charged-off are placed on non-accrual status until it is proven that the borrower's repayment ability with respect to the remaining principal balance can be reasonably assured. This is usually established over a period of 6-12 months of timely payment performance.
Table 17 shows the allowance for credit losses, charge-offs and recoveries as of and for the three and nine months ended September 30, 2025 and 2024.
Table 17: Analysis of Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Balance, beginning of period	$281,869	$295,856	$275,880	$288,234
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	84	—	2,403	1,164
Construction/land development	—	—	70	81
Residential real estate loans:
Residential 1-4 family	240	42	369	260
Total real estate	324	42	2,842	1,505
Consumer	816	402	1,831	799
Commercial and industrial	2,821	741	5,351	4,500
Other	690	816	2,156	2,273
Total loans charged off	4,651	2,001	12,180	9,077
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	711	34	8,500	59
Construction/land development	2	7	543	96
Residential real estate loans:
Residential 1-4 family	149	54	212	149
Total real estate	862	95	9,255	304
Consumer	25	13	93	74
Commercial and industrial	653	143	2,226	503
Other	191	268	675	836
Total recoveries	1,731	519	12,249	1,717
Net loans charged off (recovered)	2,920	1,482	(69)	7,360
Provision for credit loss	6,700	18,200	9,700	31,700
Ending balance	$285,649	$312,574	$285,649	$312,574
Net charge-offs (recoveries) to average loans receivable	0.08%	0.04%	—%	0.07%
Allowance for credit losses to total loans	1.87	2.11	1.87	2.11
Allowance for credit losses to net charge-offs (recoveries)	2,465.73	5,301.65	(309,637.39)	3,179.40

Table 18 presents the allocation of allowance for credit losses as of September 30, 2025 and December 31, 2024.
Table 18: Allocation of Allowance for Credit Losses

	As of September 30, 2025		As of December 31, 2024
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$78,492	35.9%	$88,141	36.7%
Construction/land development	47,413	17.7	52,271	18.5
Agricultural residential real estate loans	3,008	2.2	3,174	2.3
Residential real estate loans:
Residential 1-4 family	46,429	14.0	40,347	13.2
Multifamily residential	16,355	4.7	10,488	3.4
Total real estate	191,697	74.5	194,421	74.1
Consumer	27,902	8.1	27,589	8.4
Commercial and industrial	59,562	13.7	48,330	13.7
Agricultural	1,483	2.3	1,291	2.5
Other	5,005	1.4	4,249	1.3
Total	$285,649	100.0%	$275,880	100.0%
(1)Percentage of loans in each category to total loans receivable.
During the nine months ended September 30, 2025, the Company reduced the level of the hurricane reserve from $33.4 million to $6.0 million as the deferred loans returned to regular payment during the year. The reduction in the hurricane reserve and the increase in the economic uncertainty related qualitative factor drove the significant changes in reserve levels between commercial real estate and commercial & industrial loans.
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 5.2 years as of September 30, 2025.
Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. We had $1.26 billion and $1.28 billion of held-to-maturity securities at September 30, 2025 and December 31, 2024, respectively. The detail of the held-to-maturity portfolio by carrying amount and percentage of the portfolio at September 30, 2025 and December 31, 2024 can be seen below.
Table 19: Held to Maturity Securities

	September 30, 2025		December 31, 2024
	Net Carrying Amount	Percentage of Total	Net Carrying Amount	Percentage of Total
	(In Thousands)		(In Thousands)
U.S. government-sponsored enterprises	$43,770	3.4%	$43,560	3.4%
U.S. government-sponsored mortgage-backed securities	118,662	9.4%	124,169	9.8%
State and political subdivisions	1,101,768	87.2%	1,107,475	86.8%
Total	$1,264,200	100.0%	$1,275,204	100.0%

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive (loss) income. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $2.92 billion and $3.07 billion as September 30, 2025 and December 31, 2024, respectively. The detail of the available-for-sale portfolio by estimated fair value and percentage of the portfolio at September 30, 2025 and December 31, 2024 can be seen below.
Table 20: Available for Sale Securities

	September 30, 2025		December 31, 2024
	Estimated Fair Value	Percentage of Total	Estimated Fair Value	Percentage of Total
	(In Thousands)		(In Thousands)
U.S. government-sponsored enterprises	$247,315	8.5%	$284,790	9.3%
U.S. government-sponsored mortgage-backed securities	1,241,056	42.4%	1,324,684	43.1%
Private mortgage-backed securities	147,901	5.1%	171,394	5.6%
Non-government-sponsored asset backed securities	171,033	5.8%	225,648	7.3%
State and political subdivisions	882,329	30.2%	870,361	28.3%
Other securities	234,862	8.0%	195,762	6.4%
Total	$2,924,496	100.0%	$3,072,639	100.0%
During the three and nine months ended September 30, 2025, the Company reversed the $2.2 million allowance for credit losses on the available-for-sale portfolio due to an upgrade in the credit quality of the subordinated debt investment securities for which an allowance had been recorded. However, the Company determined the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no additional provision was considered necessary.
See Note 2 to the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.
Deposits
Our deposits averaged $17.28 billion and $16.86 billion for the three months ended September 30, 2025 and September 30, 2024, respectively. Our deposits averaged $17.29 billion and $16.85 billion for the nine months ended September 30, 2025 and September 30, 2024, respectively. Total deposits were $17.33 billion as of September 30, 2025, and $17.15 billion as of December 31, 2024. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
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
Table 21 reflects the classification of the brokered deposits as of September 30, 2025 and December 31, 2024.
Table 21: Brokered Deposits

	September 30, 2025	December 31, 2024
	(In thousands)
Insured Cash Sweep and Other Transaction Accounts	$425,879	$448,442
Total Brokered Deposits	$425,879	$448,442

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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve reduced the target rate three times during 2024. First, on September 18, 2024, the target rate was reduced to 4.75% to 5.00%, second, on November 7, 2024, the target rate was reduced to 4.50% to 4.75% and third, on December 18, 2024, the target rate was reduced to 4.25% to 4.50%. On September 17, 2025, the Federal Reserve reduced the target rate to 4.00% to 4.25%.
Table 22 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and nine months ended September 30, 2025 and 2024.
Table 22: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2025		2024
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$3,956,826	—%	$3,993,187	—%
Interest-bearing transaction accounts	10,293,147	2.63	9,979,924	3.06
Savings deposits	1,115,169	0.73	1,115,648	0.88
Time deposits:
$100,000 or more	1,350,075	3.80	1,163,122	4.35
Other time deposits	561,628	3.26	606,830	3.82
Total	$17,276,845	2.02%	$16,858,711	2.31%

	Nine Months Ended September 30,
	2025		2024
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$3,973,135	—%	$4,031,447	—%
Interest-bearing transaction accounts	10,343,784	2.65	9,947,966	3.03
Savings deposits	1,107,118	0.72	1,136,431	0.87
Time deposits:
$100,000 or more	1,293,001	3.90	1,135,059	4.30
Other time deposits	573,854	3.35	594,341	3.77
Total	$17,290,892	2.04%	$16,845,244	2.27%
Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $16.4 million, or 10.1%, from $162.4 million as of December 31, 2024 to $146.0 million as of September 30, 2025.

FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $550.0 million and $600.0 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, $100.0 million and $450.0 million of the outstanding balances were classified as short-term and long-term advances, respectively. At December 31, 2024, $100.0 million and $500.0 million of the outstanding balances were classified as short-term and long-term advances, respectively.
The FHLB advances mature from 2025 to 2037 with fixed interest rates ranging from 3.37% to 4.84%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
Other borrowed funds were $500,000 and $750,000 as of September 30, 2025 and December 31, 2024, respectively. These were classified as short-term advances.
Additionally, the Company had $1.33 billion and $1.22 billion at September 30, 2025 and December 31, 2024, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits.
Subordinated Debentures
Subordinated debentures were $279.1 million and $439.2 million as of September 30, 2025 and December 31, 2024, respectively. Subordinated Debt Securities. On July 31, 2025, the Company completed the payoff of its $140.0 million in aggregate principal amount of 5.500% Fixed-to-Floating Rate Subordinated Notes due 2030 (the "2030 Notes") acquired from Happy on April 1, 2022, for which the Company had recorded a value of approximately $144.4 million, including fair value adjustments. Each 2030 Note was redeemed pursuant to the terms of the Subordinated Indenture, dated as of July 30, 2020, between the Company and UMB Bank, the Trustee for the 2030 Notes, at the redemption price of 100% of its principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.
Prior to their redemption, the 2030 Notes were unsecured, subordinated debt obligations of the Company and were scheduled to mature on July 31, 2030. From and including the date of issuance to, but excluding July 31, 2025 or the date of earlier redemption, the 2030 Notes bore interest at an initial rate of 5.50% per annum, payable in arrears on January 31 and July 31 of each year. From and including July 31, 2025 to, but excluding, the maturity date or earlier redemption, the 2030 Notes were to bear interest at a floating rate equal to the Benchmark rate (which is expected to be 3-month Secured Overnight Funding Rate ("SOFR")), each as defined in and subject to the provisions of the applicable supplemental indenture for the 2030 Notes, plus 5.345%, payable quarterly in arrears on January 31, April 30, July 31, and October 31 of each year, commencing on October 31, 2025.
The Company was permitted, beginning with the interest payment date of July 31, 2025, and on any interest payment date thereafter, to redeem the 2030 Notes, in whole or in part, subject to prior approval of the Federal Reserve if then required, at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company was also permitted to redeem the 2030 Notes at any time, including prior to July 31, 2025, at the Company’s option, in whole but not in part, subject to prior approval of the Federal Reserve if then required, if certain events occurred that could impact the Company’s ability to deduct interest payable on the 2030 Notes for U.S. federal income tax purposes or preclude the 2030 Notes from being recognized as Tier 2 capital for regulatory capital purposes, or if the Company was required to register as an investment company under the Investment Company Act of 1940, as amended. In each case, the redemption would be at a redemption price equal to 100% of the principal amount of the 2030 Notes plus any accrued and unpaid interest to, but excluding, the redemption date.
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
On September 4, 2025, the Company repurchased $20.0 million of the 2032 Notes in an open-market transaction. The repurchase resulted in a $1.9 million gain.
Stockholders’ Equity
Stockholders’ equity increased $253.9 million to $4.21 billion as of September 30, 2025, from $3.96 billion as of December 31, 2024. The $253.9 million increase in stockholders’ equity is primarily associated with the $357.2 million in net income and the $73.0 million in other comprehensive income for the nine months ended September 30, 2025, which was partially offset by the $117.7 million in shareholder dividends paid and stock repurchases of $67.3 million in 2025. As of September 30, 2025 and December 31, 2024, our equity to asset ratio was 18.56% and 17.61%, respectively. Book value per share was $21.41 as of September 30, 2025, compared to $19.92 as of December 31, 2024, an 10.0% annualized increase.
Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.20 and $0.195 per share for the three months ended September 30, 2025 and 2024, respectively, and $0.595 and $0.555 per share for the nine months ended September 30, 2025 and 2024, respectively. The common stock dividend payout ratio for the three months ended September 30, 2025 and 2024 was 31.9% and 38.9%, respectively. The common stock dividend payout ratio for the nine months ended September 30, 2025 and 2024 was 32.9% and 36.9%, respectively. On October 17, 2025, the Board of Directors declared a regular $0.21 per share quarterly cash dividend payable December 3, 2025, to shareholders of record November 12, 2025.
Stock Repurchase Program. During the first nine months of 2025, the Company repurchased a total of 2,350,000 shares with a weighted-average stock price of $28.33 per share. Shares repurchased under the program as of September 30, 2025 since its inception total 28,857,507 shares. The remaining balance available for repurchase was 17,650,000 shares at September 30, 2025.
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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2025 and December 31, 2024, we met all regulatory capital adequacy requirements to which we were subject.
On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 27, 2020, the federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule, which is reflected in the risk-based capital ratios presented below as of December 31, 2024. The risk-based capital ratios presented below as of September 30, 2025 do not include a transitional period adjustment as the transition period has ended.

Table 23 presents our risk-based capital ratios on a consolidated basis as of September 30, 2025 and December 31, 2024.
Table 23: Risk-Based Capital

	As of September 30, 2025	As of December 31, 2024
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$4,214,964	$3,961,025
ASC 326 transitional period adjustment	—	8,123
Goodwill and core deposit intangibles, net	(1,432,044)	(1,438,140)
Unrealized loss on available-for-sale securities	183,127	256,108
Total common equity Tier 1 capital	2,966,047	2,787,116
Total Tier 1 capital	2,966,047	2,787,116
Tier 2 capital
Allowance for credit losses	285,649	275,880
ASC 326 transitional period adjustment	—	(8,123)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(53,945)	(36,105)
Qualifying allowance for credit losses	231,704	231,652
Qualifying subordinated notes	279,093	439,246
Total Tier 2 capital	510,797	670,898
Total risk-based capital	$3,476,844	$3,458,014
Average total assets for leverage ratio	$21,437,898	$21,365,045
Risk weighted assets	$18,443,324	$18,447,826
Ratios at end of period
Common equity Tier 1 capital	16.08%	15.11%
Leverage ratio	13.84	13.05
Tier 1 risk-based capital	16.08	15.11
Total risk-based capital	18.85	18.74
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00
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
In Table 24 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 24: Earnings, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$123,604	$100,038	$357,216	$301,677
Pre-tax adjustments:
Gain on retirement of subordinated debt	(1,882)	—	(1,882)	—
FDIC special assessment	—	—	(1,516)	2,260
Fair value adjustment for marketable securities	(1,020)	(1,392)	(1,224)	(2,121)
Special income from equity investment	—	—	(7,389)	—
Gain on sale of premises and equipment	—	—	(983)	(2,059)
Legal fee reimbursement	—	—	(885)	—
Legal claims expense	—	—	3,300	—
Recoveries on historic losses	(2,040)	—	(2,040)	—
BOLI death benefits	(187)	—	(1,430)	(162)
Total pre-tax adjustments	(5,129)	(1,392)	(14,049)	(2,082)
Tax-effect of adjustments(1)	(1,207)	(348)	(3,083)	(480)
Investment DTA write-off	—	—	—	2,030
Total adjustments after-tax (B)	(3,922)	(1,044)	(10,966)	428
Earnings, as adjusted (C)	$119,682	$98,994	$346,250	$302,105
Average diluted shares outstanding (D)	197,288	199,461	197,952	200,430
GAAP diluted earnings per share: A/D	$0.63	$0.50	$1.80	$1.51
Adjustments after-tax: B/D	(0.02)	—	(0.05)	—
Diluted earnings per common share excluding adjustments: C/D	$0.61	$0.50	$1.75	$1.51
(1) Blended statutory rate of 24.433% for 2025 and 24.989% for 2024.

We had $1.43 billion, $1.44 billion and $1.44 billion total goodwill and core deposit intangibles as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity, return on average tangible equity excluding intangible amortization, and tangible equity to tangible assets are useful in evaluating our company. Management also believes return on average assets, as adjusted, return on average equity, as adjusted, and return on average tangible equity, as adjusted, are meaningful non-GAAP financial measures, as they exclude items such as certain non-interest income and expenses that management believes are not indicative of our primary business operating results. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 25 through 28, respectively.
Table 25: Tangible Book Value Per Share

	As of September 30, 2025	As of December 31, 2024
	(In thousands, except per share data)
Book value per share: A/B	$21.41	$19.92
Tangible book value per share: (A-C-D)/B	14.13	12.68
(A) Total equity	$4,214,964	$3,961,025
(B) Shares outstanding	196,889	198,882
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	34,231	40,327
Table 26: Return on Average Assets, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Return on average assets: A/D	2.17%	1.74%	2.11%	1.77%
Return on average assets, as adjusted: (A+C)/D	2.10	1.72	2.04	1.77
Return on average assets excluding intangible amortization: B/(D-E)	2.34	1.88	2.28	1.92
(A) Net income	$123,604	$100,038	$357,216	$301,677
Intangible amortization after-tax	1,529	1,571	4,607	4,782
(B) Earnings excluding intangible amortization	$125,133	$101,609	$361,823	$306,459
(C) Adjustments after-tax	$(3,922)	$(1,044)	$(10,966)	$428
(D) Average assets	22,638,938	22,893,784	22,662,167	22,817,942
(E) Average goodwill, core deposits and other intangible assets	1,433,474	1,441,654	1,435,475	1,443,770

Table 27: Return on Average Equity, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Return on average equity: A/D	11.91%	10.23%	11.81%	10.53%
Return on average common equity, as adjusted: (A+C)/D	11.54	10.12	11.45	10.55
Return on average tangible common equity: A/(D-E)	18.28	16.26	18.31	16.91
Return on average tangible equity excluding intangible amortization: B/(D-E)	18.51	16.51	18.55	17.18
Return on average tangible common equity, as adjusted: (A+C)/(D-E)	17.70	16.09	17.75	16.94
(A) Net income	$123,604	$100,038	$357,216	$301,677
(B) Earnings excluding intangible amortization	125,133	101,609	361,823	306,459
(C) Adjustments after-tax	(3,922)	(1,044)	(10,966)	428
(D) Average equity	4,115,884	3,889,712	4,043,743	3,826,619
(E) Average goodwill, core deposits and other intangible assets	1,433,474	1,441,654	1,435,475	1,443,770
Table 28: Tangible Equity to Tangible Assets

	As of September 30, 2025	As of December 31, 2024
	(Dollars in thousands)
Equity to assets: B/A	18.56%	17.61%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	13.08	11.98
(A) Total assets	$22,707,802	$22,490,748
(B) Total equity	4,214,964	3,961,025
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	34,231	40,327
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

Table 29: Efficiency Ratio, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net interest income (A)	$226,166	$215,220	$660,774	$631,632
Non-interest income (B)	51,505	42,779	148,010	127,352
Non-interest expense (C)	114,838	110,045	343,806	334,726
FTE Adjustment (D)	2,916	2,616	7,976	6,136
Amortization of intangibles (E)	2,024	2,095	6,096	6,375
Adjustments:
Non-interest income:
Gain on retirement of subordinated debt	$1,882	$—	$1,882	$—
Fair value adjustment for marketable securities	1,020	1,392	1,224	2,121
Special income from equity investments	—	—	7,389	—
(Loss) gain on OREO, net	(1)	85	(364)	151
(Loss) gain on branches, equipment and other assets, net	(66)	32	743	2,076
BOLI death benefits	187	—	1,430	162
Recoveries on historic losses	2,040	—	2,040	—
Legal expense reimbursement	—	—	885	—
Total non-interest income adjustments (F)	$5,062	$1,509	$15,229	$4,510
Non-interest expense:
FDIC special assessment	—	—	(1,516)	2,260
Legal claims expense	—	—	3,300	—
Total non-interest expense adjustments (G)	$—	$—	$1,784	$2,260
Efficiency ratio (reported): ((C-E)/(A+B+D))	40.21%	41.42%	41.35%	42.91%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	40.95	41.66	41.91	42.87
Recently Issued Accounting Pronouncements
See Note 21 to the Condensed Notes to Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Liquidity and Market Risk Management
At September 30, 2025, we held $2.14 billion in assets that could be used for liquidity purposes, which we refer to as net available internal liquidity. This balance consisted of $1.46 billion in unpledged investment securities which could be used for additional secured borrowing capacity, $488.6 million in cash on deposit with the Federal Reserve Bank ("FRB") and $191.6 million in other liquid cash accounts.
Consistent with our practice of maintaining access to significant external liquidity, we had $3.58 billion in net available sources of borrowed funds, which we refer to as net available external liquidity, as of September 30, 2025. This included $5.20 billion in total borrowing capacity with the Federal Home Loan Bank ("FHLB"), of which $1.88 billion has been drawn upon in the ordinary course of business, resulting in $3.32 billion in net available liquidity with the FHLB as of September 30, 2025. The $1.88 billion consisted of $550.0 million in outstanding FHLB advances and $1.33 billion used for pledging purposes. We also had access to approximately $165.6 million available borrowing capacity from the Discount Window. As of September 30, 2025, the Company also had access to $35.0 million from First National Bankers’ Bank ("FNBB"), and $55.0 million from other various external sources.
Overall, we had $5.72 billion net available liquidity as of September 30, 2025, which consisted of $2.14 billion of net available internal liquidity and $3.58 billion in net available external liquidity. Details on our available liquidity as of September 30, 2025 are available below.

Table 30: Available Liquidity

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unpledged investment securities (market value)	$1,459,900	$—	$1,459,900
Cash at FRB	488,585	—	488,585
Other liquid cash accounts	191,627	—	191,627
Total Internal Liquidity	2,140,112	—	2,140,112
External Sources
FHLB	5,203,039	1,882,575	3,320,464
FRB Discount Window	165,600	—	165,600
FNBB	35,000	—	35,000
Other	55,000	—	55,000
Total External Liquidity	5,458,639	1,882,575	3,576,064
Total Available Liquidity	$7,598,751	$1,882,575	$5,716,176

We have continued to limit our exposure to uninsured deposits and have been actively monitoring this exposure in light of the current banking environment. As of September 30, 2025, we held approximately $8.53 billion in uninsured deposits of which $846.8 million were intercompany subsidiary deposit balances and $2.99 billion were collateralized deposits, for a net position of $4.69 billion. This represented approximately 27.1% of total deposits. In addition, net available liquidity exceeded uninsured and uncollateralized deposits by $1.03 billion as of September 30, 2025.
Table 31: Uninsured Deposits

(in thousands)	As of September 30, 2025
Uninsured Deposits	$8,526,039
Intercompany Subsidiary and Affiliate Balances	846,842
Collateralized Deposits	2,990,458
Net Uninsured Position	$4,688,739

Total Available Liquidity	5,716,176
Net Uninsured Position	4,688,739
Net Available Liquidity in Excess of Uninsured Deposits	$1,027,437

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
Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate fluctuations create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At September 30, 2025, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Table 32 presents our sensitivity to net interest income as of September 30, 2025 and September 30, 2024.
Table 32: Sensitivity of Net Interest Income

	Percentage Change from Base	Percentage Change from Base	September 30,
Interest Rate Scenario	September 30, 2025	September 30, 2024	2025 vs. 2024
Up 200 basis points	10.24%	9.92%	0.32%
Up 100 basis points	5.33	5.17	0.16
Down 100 basis points	(5.88)	(5.78)	(0.10)
Down 200 basis points	(11.06)	(11.74)	0.68
There have been no material changes in our market risk exposure from September 30, 2024 to September 30, 2025. Our balance sheet mix has remained consistent. The target rate changes by the Federal Reserve have impacted our earnings, but our net interest income exposure is still within our current guidelines. The Federal Reserve reduced the target rate three times during 2024. First, on September 18, 2024, the target rate was reduced to 4.75% to 5.00%, second, on November 7, 2024, the target rate was reduced to 4.50% to 4.75% and third, on December 18, 2024, the target rate was reduced to 4.25% to 4.50%. On September 17, 2025, the Federal Reserve reduced the target rate to 4.00% to 4.25%.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2025, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2025, the Company utilized a portion of its stock repurchase program which was most recently amended and re-approved by the Board of Directors on January 17, 2025, authorizing the repurchase of up 20,000,000 shares of the Company's common stock. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31, 2025	100,000	$28.65	100,000	17,900,000
August 1 through August 31, 2025	140,000	27.84	140,000	17,760,000
September 1 through September 30, 2025	110,000	28.68	110,000	17,650,000
Total	350,000		350,000
(1)The above described stock repurchase program has no expiration date.
Item 3: Defaults Upon Senior Securities
Not applicable.
Item 4: Mine Safety Disclosures
Not applicable.
Item 5: Other Information
During the three months ended September 30, 2025, none of the Company’s directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
HOME BANCSHARES, INC.
(Registrant)

Date:	November 4, 2025	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	November 4, 2025	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	November 4, 2025	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer