Form 10-K
period 2025-12-31
HOME BANCSHARES INC
filed 2026-02-27
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2025 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2025, was $5.26 billion based upon the last trade price as reported on the New York Stock Exchange of $28.46.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.
Common Stock Issued and Outstanding: 196,634,178 shares as of February 26, 2026.
Documents incorporated by reference: Portions of the registrant’s Proxy Statement relating to its 2026 Annual Meeting to be held on April 16, 2026, are incorporated by reference into Part III of this Form 10-K.

HOME BANCSHARES, INC.
FORM 10-K
December 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of our statements contained in this document, including matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to expectations, beliefs, projections, future financial performance, future plans and strategies, and anticipated events or trends, and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, including through our anticipated acquisition of Mountain Commerce Bancorp, Inc. (“MCBI”) or other potential acquisitions, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:
•the effects of future local, regional, national and international economic conditions, including recent or future changes in tariffs or trade policies, inflation, or a decrease in commercial real estate and residential housing values;
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
•the reaction to a proposed acquisition of the respective companies’ customers, employees and counterparties;
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
•the effects of terrorism and efforts to combat it, political instability, war, military conflicts and other major domestic or international events;
•the impacts of recent or future adverse weather events, including hurricanes, and other natural disasters;
•the ability to keep pace with technological changes, including changes regarding cybersecurity and artificial intelligence;
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
ADDITIONAL INFORMATION AND WHERE TO FIND IT
This Annual Report does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval with respect to our proposed business combination transaction with MCBI. No offer of securities shall be made except by means of a prospectus meeting the requirements of the Securities Act of 1933, as amended, and no offer to sell or solicitation of an offer to buy shall be made in any jurisdiction in which such offer, solicitation or sale would be unlawful. In connection with the proposed acquisition, we have filed with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-4 (the “Registration Statement”) to register the shares of our common stock to be issued to shareholders of MCBI in connection with the transaction. The Registration Statement includes a Proxy Statement of MCBI and a Prospectus of Home BancShares, as well as other relevant materials regarding the proposed merger transaction involving Home and MCBI. INVESTORS AND SECURITY HOLDERS OF MCBI ARE ADVISED TO READ THE PROXY STATEMENT/PROSPECTUS AND ANY OTHER DOCUMENTS FILED WITH THE SEC IN CONNECTION WITH THE MERGER OR INCORPORATED BY REFERENCE IN THE PROXY STATEMENT/PROSPECTUS BECAUSE THEY CONTAIN IMPORTANT INFORMATION REGARDING THE PROPOSED MERGER TRANSACTION. Investors and security holders may obtain free copies of these documents and other documents filed with the SEC on the SEC’s website at http://www.sec.gov. Investors and security holders may also obtain free copies of the documents we file with the SEC at our website at http://www.homebancshares.com, Investor Relations, or by contacting Donna Townsell, by telephone at (501) 328-4625.

PART I
Item 1. BUSINESS
Company Overview
Home BancShares, Inc. (“Home BancShares,” “we,” “us,” “HBI” or the “Company”) is a Conway, Arkansas headquartered bank holding company registered under the federal Bank Holding Company Act of 1956. The Company’s common stock is traded through the New York Stock Exchange under the symbol “HOMB.” We are primarily engaged in providing a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals and municipalities through our wholly owned community bank subsidiary – Centennial Bank. Centennial Bank has branch locations in Arkansas, Florida, Texas, South Alabama and New York City. Although the Company has a diversified loan portfolio, at December 31, 2025 and 2024, commercial real estate loans represented 53.2% and 57.6% of gross loans and 194.3% and 214.6% of total stockholders’ equity, respectively. The Company’s total assets, total deposits, total revenue and net income for each of the past three years are as follows:

	December 31,
	2025	2024	2023
	(In thousands)
Total assets	$22,881,879	$22,490,748	$22,656,658
Total deposits	17,479,957	17,146,297	16,787,711
Total revenue (net interest income plus non-interest income)	1,090,869	1,017,348	996,879
Net income	475,441	402,241	392,929
Home BancShares acquires, organizes and invests in community banks that serve attractive markets. Our community banking team is built around experienced bankers with strong local relationships. The Company was formed in 1998 by an investor group led by John W. Allison, our Chairman, and Robert H. “Bunny” Adcock, Jr., one of our directors. Since opening our first subsidiary bank in 1999, we have acquired and integrated a total of 23 banks with locations in Arkansas, Florida, Texas and Alabama, including 18 banks since 2010, seven of which we acquired through Federal Deposit Insurance Corporation (“FDIC”) assisted transactions. Our subsidiary bank has operated under a single charter and the Centennial Bank name since 2009. In 2015, after acquiring a pool of national commercial real estate loans, we created Centennial Commercial Finance Group (“Centennial CFG”) to build out a national lending platform focused on commercial real estate as well as commercial and industrial loans. Centennial CFG operates out of our New York City branch office and loan production offices in Los Angeles, California, and Dallas, Texas. In 2018, we acquired Shore Premier Finance (“SPF”), a marine-lending division of Union Bank & Trust of Richmond, Virginia, and established the SPF division of Centennial Bank to build out a lending platform focusing on commercial and consumer marine loans. In 2020, we acquired LH-Finance, the marine lending division of People’s United Bank, N.A. of Bridgeport, Connecticut, and consolidated LH-Finance and its loan portfolio with our SPF division. The SPF division operates out of loan production offices in Chesapeake, Virginia and Baltimore, Maryland. In 2022, we completed our largest acquisition to-date and first in the state of Texas with the acquisition of Happy Bancshares, Inc. and its bank subsidiary, Happy State Bank, headquartered in Amarillo, Texas, on April 1, 2022.
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
For additional discussions regarding the acquisition of Happy, see Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Mountain Commerce Bancorp, Inc. – On December 7, 2025, the Company and Centennial entered into an Agreement and Plan of Merger (the “Agreement”) with Mountain Commerce Bancorp, Inc., a Tennessee Corporation (“MCBI”), and its wholly-owned bank subsidiary, Mountain Commerce Bank, a Tennessee state banking corporation (“MCB”), under which the Company and Centennial will acquire MCBI and MCB. The Agreement provides that, in a series of transactions, an acquisition subsidiary of the Company will merge into MCBI and MCBI will merge into the Company, with the Company as the surviving entity (collectively, the “Merger”). As soon as reasonably practicable following the Merger, MCB will merge into Centennial, with Centennial as the surviving entity.
Under the terms of the Agreement, the Company will issue approximately 5.4 million shares of its common stock to the shareholders of MCBI upon completion of the Merger. No cash consideration will be paid in connection with the Merger, except that holders of outstanding shares of MCBI common stock at the time of the Merger will receive cash payments in lieu of any fractional shares of Company common stock to which they are otherwise entitled in connection with the Merger.
Subject to the terms and conditions set forth in the Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of MCBI will be converted into the right to receive, without interest, 0.85 shares of the Company’s common stock (the “Merger Consideration”). Each unvested restricted share of MCBI common stock outstanding at the Effective Time will fully vest and be converted into the right to receive Merger Consideration. The Merger Consideration value will be determined using a volume-weighted average closing price of the Company’s common stock as reported on the New York Stock Exchange over the 20 consecutive trading day period ending on the third business day prior to the closing of the Merger (“the Company’s Average Closing Price”), multiplied by 0.85.
The Merger is expected to close in the second quarter of 2026 and is subject to regulatory approvals and other conditions set forth in the Agreement.
Our Management Team
The following table sets forth, as of December 31, 2025, information concerning the individuals who are our executive officers.

Name	Age	Positions Held with Home BancShares, Inc.	Positions Held with Centennial Bank

John W. Allison	79	Chairman of the Board and Chief Executive Officer	Chairman of the Board
Brian S. Davis	60	Chief Financial Officer, Treasurer and Director	Chief Financial Officer, Treasurer and Director
Jennifer C. Floyd	51	Chief Accounting Officer	Chief Accounting Officer
Kevin D. Hester	62	President and Chief Lending Officer	President, Chief Lending Officer and Director
J. Stephen Tipton	44	Chief Operating Officer	Chief Executive Officer
Donna J. Townsell	55	Senior Executive Vice President, Director of Investor Relations and Director	Senior Executive Vice President and Director
Russell D. Carter, III	50	Executive Officer	Regional President

Our Growth Strategy
Our goals are to achieve growth in earnings per share and to create and build stockholder value. Our growth strategy entails the following:
•Strategic acquisitions – Strategic acquisitions (both FDIC-assisted and non-FDIC-assisted) have been a significant component of our historical growth strategy, and we believe properly priced bank acquisitions can continue to be a large part of our growth strategy. We currently anticipate completing our proposed acquisition of MCBI, headquartered in Knoxville, Tennessee, during the second quarter of 2026. Following the completion of our acquisition of MCBI, our principal acquisition focus in the near term will be to continue to expand our presence in Tennessee, Texas, Arkansas, Florida and Alabama and into other contiguous markets, although we may seek to expand into other areas if attractive financial opportunities in other market areas arise. We will continue to evaluate potential bank acquisition opportunities to determine whether they are in the best interests of our Company. Our goals in making these decisions are to maximize the return to our shareholders and to enhance our franchise.
•Organic growth – We believe our current branch network provides us with the capacity to grow within our existing market areas. We also believe we are well positioned to attract new business and additional experienced personnel as a result of ongoing changes in our competitive markets. We believe the markets we entered into as a result of historical acquisitions provide us opportunities for organic growth as we now have a presence in several large markets where our market share has not previously been significant. Through our Centennial CFG franchise, we operate a national lending platform that focuses on commercial real estate plus commercial and industrial loans. Additionally, through our SPF division, we operate a lending platform focusing on commercial and consumer marine loans. As opportunities arise, we will evaluate new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. We opened one de novo branch location in San Antonio, Texas in 2025, and we will continue to evaluate de novo opportunities during 2026 and make decisions on a case-by-case basis in the best interest of the shareholders.
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
Our Market Areas
As of December 31, 2025, we conducted business principally through 75 branches in Arkansas, 78 branches in Florida, 59 branches in Texas, five branches in Alabama and one branch in New York City. Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have opportunities for deposit market share growth. As of December 31, 2025, we also operate loan production offices in Los Angeles, California; Miami, Florida and Dallas, Texas through our Centennial CFG division and in Chesapeake, Virginia and Baltimore, Maryland through our SPF division.
Lending Activities
We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses as well as to consumers for a variety of purposes.
Our loan portfolio as of December 31, 2025, was comprised as follows:

	Total Loans Receivable	Percentage of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,290,112	33.7%
Construction/land development	2,726,993	17.4
Agricultural	332,412	2.1
Residential real estate loans
Residential 1-4 family	2,134,334	13.6
Multifamily residential	1,140,911	7.3
Total real estate	11,624,762	74.1
Consumer	1,253,746	8.0
Commercial and industrial	2,222,401	14.2
Agricultural	359,879	2.3
Other	225,421	1.4
Total	$15,686,209	100.0%

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
Real Estate – Residential. Our residential mortgage loan program primarily originates loans to individuals for the purchase of residential property. We generally do not retain long-term, fixed-rate residential real estate loans in our portfolio due to interest rate and collateral risks. Residential mortgage loans to individuals retained in our loan portfolio primarily consisted of approximately 57.7% owner occupied 1-4 family properties and approximately 34.9% non-owner occupied 1-4 family properties (rental) as of December 31, 2025 with the remaining 7.4% relating to condos and mobile homes. The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. Often, a secondary source of repayment will include the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.
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
Commercial and Industrial. Our commercial and industrial loan portfolio primarily consisted of 9.5% unsecured loans, 30.8% inventory/accounts receivable financing, 8.3% equipment/vehicle financing and 51.4% other, including letters of credit at less than 1%, as of December 31, 2025. This category includes loans to smaller business ventures, credit lines for working capital and short-term inventory financing, for example. These loans are typically secured by the assets of the business and are supplemented by personal guaranties of the principals and often mortgages on the principals’ primary residences. The primary source of repayment may be conversion of the assets into cash flow, as in inventory and accounts receivable, or may be cash flow generated by operations, as in equipment/vehicle financing. Assessing the value of inventory can involve many factors including, but not limited to, type, age, condition, level of conversion and marketability, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of accounts receivable can involve many factors including, but not limited to, concentration, aging, and industry, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of equipment/vehicles may involve a third-party valuation source, where applicable.
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
Lending Policies. We have established common loan documentation procedures and policies, based on the type of loan, for our bank subsidiary. The board of directors periodically reviews these policies for validity. In addition, it has been and will continue to be our practice to attempt to independently verify information provided by our borrowers, including assets and income. We have not made loans similar to those commonly referred to as “no doc” or “stated income” loans. We focus on the primary and secondary methods of repayment and prepare global cash flows where appropriate. There are legal restrictions on the dollar amount of loans available for each lending relationship. The Arkansas Banking Code provides that no loan relationship may exceed 20% of a bank’s risk-based capital, and we are in compliance with this restriction. In addition, we are not dependent upon any single lending relationship for an amount exceeding 10% of our revenues. As of December 31, 2025, the maximum amount outstanding to a single borrower was $289.1 million. As primarily a community lender, we believe from time to time it is in our best interest to agree to modifications or restructurings. These modifications/restructurings can take the form of a reduction in interest rate, a move to interest-only from principal and interest payments, or a lengthening in the amortization period or any combination thereof. Occasionally, we will modify/restructure a single loan by splitting it into two loans following the interagency guidance involving the workout of commercial real estate loans. The loan representing the portion that is supported by the current cash flow of the borrower or project will remain on our books, while the new loan representing the portion that cannot be serviced by the current cash flow is charged-off. Furthermore, we may make an additional loan or loans to a borrower or related interest of a borrower who is past due more than 90 days. These circumstances will be very limited in nature, and when approved by the appropriate lending authority, will likely involve obtaining additional collateral that will improve the collectability of the overall relationship. It is our belief that judicious usage of these tools can improve the quality of our loan portfolio by providing our borrowers an improved probability of survival during difficult economic times.
Loan Approval Procedures. Our bank subsidiary has supplemented our common loan policies to establish its loan approval procedures as follows:
•Individual Authorities. The board of directors of Centennial Bank establishes the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The approval authority for individual loan officers ranges from $5,000 to $3.0 million for secured loans and from $1,000 to $500,000 for unsecured loans.
•Officers’ Loan Committees. Our bank subsidiary also gives its Officers’ Loan Committees loan approval authority. Credits in excess of individual loan limits are submitted to the region’s Officers’ Loan Committee. The Officers’ Loan Committee consists of members of the senior management team of that region and is chaired by that region’s chief lending officer. The regional Officers’ Loan Committees have approval authority of up to $2.0 million aggregate debt on all new secured loans, $2.0 million individual loan amount on all secured renewals, $100,000 aggregate debt on all unsecured new loans and $100,000 individual loan amount on all unsecured renewals.
•Directors’ Loan Committee. Our bank subsidiary has Directors’ Loan Committees (“DLCs”) throughout our market areas consisting of outside directors and senior lenders of the respective market areas. Generally, each DLC requires a majority of outside directors be present to establish a quorum. Generally, this committee is chaired either by the Division Chief Lending Officer or the Regional President. The regional DLCs have approval authority up to $6.0 million aggregate debt on new secured loans, $6.0 million individual loan amount on all secured renewals, $500,000 aggregate debt on all unsecured new loans and $500,000 individual loan amount on all unsecured renewals.
•Executive Loan Committee. The board of directors of Centennial Bank established the Executive Loan Committee consisting of outside board members and members of executive management. This committee requires five voting members to establish a quorum, including at least two of the outside board members, and is chaired by the Chief Lending Officer of the bank. The Executive Loan Committee has approval authority up to the Bank’s legal lending limit, subject to exception approval by the full Board for single loans over $100 million or relationships over $200 million. In addition, any relationship above $40 million must have the specific approval of the Chairman and the Vice Chairman.
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
Trust and Investment Services
Through Centennial Bank and its trust operating subsidiary, GoldStar Trust Company, we provide trust, wealth management and custodial services to customers throughout our footprint from offices in Arkansas and Texas. We had approximately $7.46 billion of assets under management and custody as of December 31, 2025. The bank offers a wide variety of trust and estate planning products and services including serving as trustee for personal trusts, testamentary trusts, life insurance trusts, special needs trusts, charitable trusts, 401(k) retirement plans, profit sharing plans and pension plans. In addition, the bank offers administrative services such as estate administration and settlement, guardianship and conservator administration, investment management, farm and property management, section 1031 like-kind exchanges and Coverdell Education Savings Accounts. The bank also offers managed and self-directed IRAs. Centennial Bank also contracts with Ameriprise Financial Services, LLC (“Ameriprise”), a registered broker-dealer and investment adviser, to offer and sell various securities and other financial products to customers through associates who are employed by both Centennial Bank and Ameriprise.
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
Competition
As of December 31, 2025, we conducted business through 218 branch locations in our primary market areas of Pulaski, Faulkner, Craighead, Lonoke, Pope, Washington, White, Benton, Greene, Sebastian, Cleburne, Independence, Stone, Baxter, Clay, Conway, Crawford, Johnson, Saline, Sharp and Yell counties in Arkansas; Broward, Monroe, Hillsborough, Leon, Sarasota, Bay, Franklin, Palm Beach, Gulf, Charlotte, Collier, Escambia, Orange, Osceola, Pasco, Pinellas, Polk, Walton, Miami-Dade, Lee, Calhoun, Gadsden, Hernando, Liberty, Okaloosa, Santa Rosa, Seminole and Wakulla counties in Florida; Bailey, Bexar, Carson, Castro, Collin, Comal, Dallam, Dallas, Deaf Smith, Garza, Gillespie, Gray, Hale, Hall, Hutchinson, Kendall, Kerr, Lamb, Lubbock, Lynn, Moore, Motley, Parmer, Potter, Randall, Sherman, Swisher, Tarrant, Taylor, Travis, Wheeler and Williamson counties in Texas; Baldwin County in Alabama; and New York County in New York. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in these respective states, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.
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
On December 31, 2025, we had 2,543 full-time equivalent employees. Except for any additional employees acquired in future acquisitions, including our proposed acquisition of Mountain Commerce Bancorp, Inc., we expect that our 2026 staffing levels will be consistent with that of 2025. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.
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
Diversity and Inclusion. We seek to recognize the unique contribution each individual brings to the Company, and we understand the associated value that comes with a diverse workforce. We strive to offer an inclusive environment where employees from all backgrounds can succeed. As of December 31, 2025, 68% of our employees were women and 28% of our employees identify as persons of color. Further, as of December 31, 2025, 62% of the Company’s leadership positions were held by women.
Employee Safety and Health. The health and well-being of our employees is a priority for our business. Our full-time officers and employees are provided hospitalization and major medical insurance. We pay a substantial part of the premiums for these coverages. We also provide other basic insurance coverage including dental, life, and long-term disability insurance.
We are committed to providing a healthy and safe environment that allows employees to thrive professionally and personally. To support the well-being of our employees and their families we also offer resources focused on physical, mental, and emotional health. Additionally, we support remote work arrangements for employees who have a need to telework for health reasons and in certain other circumstances.

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
The required minimum capital and leverage ratios under the Basel III capital adequacy requirements in effect as of December 31, 2025, including the required capital conservation buffer, consist of CET1 capital of 7.0% (4.5% plus the required 2.5% capital conservation buffer), Tier 1 risk-based capital of 8.5% (6.0% plus the required 2.5% capital conservation buffer), total risk-based capital of 10.5% (8.0% plus the required 2.5% capital conservation buffer) and a leverage ratio of 4.0%. As of December 31, 2025, our capital conservation buffer was 10.30%, and our CET1 capital, Tier 1 risk-based capital, total risk-based capital and leverage ratios were 16.30%, 16.30%, 19.06% and 14.09%, respectively.
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
The Basel III final rule amended the prompt corrective action rules to incorporate a CET1 capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization is required to have at least an 8% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a CET1 4.5% risk-based capital ratio and a 4% Tier 1 leverage ratio. To be well-capitalized, a banking organization is required to have at least a 10% total risk-based capital ratio, an 8% Tier 1 risk-based capital ratio, a 6.5% CET1 risk-based capital ratio and a 5% Tier 1 leverage ratio. As of December 31, 2025, we met all capital adequacy requirements and our bank subsidiary is considered well-capitalized for regulatory purposes.
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
Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but banks that are not well-capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. The EGRRCPA, enacted in May 2018, provides that most reciprocal deposits are no longer treated as brokered deposits. In July 2024, the FDIC proposed a rule to expand the definition of deposits that would be considered brokered. On March 3, 2025, the FDIC Board of Directors withdrew the August 2024 proposed rule. The FDIC stated that if it pursues regulatory action on brokered deposits in the future, it will do so by publishing a new proposed rule. The existing brokered deposit regulations, as amended in December 2020, remain in effect.
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
Beginning February 8, 2025, however, the Trump Administration took various actions to temporarily or permanently shut down the CFPB, including issuing a series of directives causing the CFPB to pause or suspend many of its operations, including its supervision, examination, rulemaking and enforcement activity. Some of these actions have been challenged in court proceedings, and further administrative, judicial or legislative developments are likely that may substantially affect the future operations and function of this agency and the oversight and enforcement of federal consumer protection laws. As a result, the status of the CFPB’s future regulatory role remains unclear, and uncertainty exists regarding whether and to what extent the agency will continue to function in a supervisory, rulemaking or enforcement capacity going forward.
Loans to One Borrower. Our bank subsidiary generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2025, our bank subsidiary was in compliance with the loans-to-one-borrower limitations.
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
In May 2016, the Federal Reserve, other federal banking agencies and the SEC jointly published a revised version of proposed rulemaking initially issued in April 2011 designed to implement the provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as the Company and our bank subsidiary. The proposed joint compensation regulations would require compensation practices consistent with the three principles discussed above. In May 2024, several of the initial publishing agencies repurposed the joint rule in a new proposal restating the entirety of the 2016 predecessor and requesting comment on several alternative provisions that could be included in a final rule. These alternatives include reducing compliance time, subjecting credit unions to the requirements, amending definitions, and reducing limits on options-based compensation, among other items. On March 3, 2025, the FDIC Board of Directors withdrew its authority to publish the May 2024 incentive compensation proposed rule, stating that the FDIC no longer intends to issue a final rule with respect to this proposal. The FDIC stated that if it pursues regulatory action on incentive compensation in the future, it will do so by publishing a new proposed rule. In the absence of a final Section 956 rule, the Company and its bank subsidiary remain subject to the Interagency Guidance on Sound Incentive Compensation Policies issued in June 2010, which provides principles-based guidance on incentive compensation practices. The Company believes its current compensation practices are consistent with this guidance. Unless and until a final Section 956 rule is adopted, we cannot fully determine whether compliance with such a rule would adversely affect the Company's or its bank subsidiary's ability to hire, retain, and motivate key employees.

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
In response to inflation and its effects on U.S. business and consumers, the Federal Reserve Board implemented a series of eleven interest rate increases beginning in March 2022. However, in response to recent slowing inflation, beginning in September 2024, the Federal Reserve Board reduced interest rates six times through December 2025. Future economic developments and the Federal Reserve Board’s policies in response, however, cannot be predicted with certainty. At this time, it is unknown how future action by the Federal Reserve Board involving monetary policies will affect our business and the banking industry. There can be no assurance that any future actions by the Federal Reserve Board involving monetary policies will not cause any of the adverse effects described above on our deposit levels, loan demand or business and earnings.
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

The impacts of public health crises, including national or international pandemics, could materially and adversely affect our business, financial condition and results of operations.
Our operations and those of our customers and third-party service providers may be adversely affected by the widespread outbreak of contagious disease and other public health emergencies. Such events can disrupt U.S. and global supply chains and alter business and economic conditions; lower equity market valuations; create significant volatility and disruption in financial markets; influence interest-rate and yields on U.S. Treasury securities; result in ratings downgrades, credit deterioration, and defaults in many industries; increase demands on capital and liquidity; elevate unemployment levels; and weaken consumer confidence. Public health crises may also result in credit losses in our loan portfolios and require increases in our allowance for credit losses.
The extent to which any future outbreaks of contagious disease or other public health emergencies may impact general economic and business conditions is highly uncertain and unpredictable. As part of these uncertainties, we could be subject to a number of risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, and ability to execute our growth strategy. These risks include, but are not limited to, increased loan losses or other impairments in our loan portfolios and increases in our allowance for loan losses; further volatility in the valuation of real estate and other collateral supporting loans; impairment of our goodwill and our financial assets; increased cost of capital; inability to satisfy our minimum regulatory capital ratios and other supervisory requirements; or a downgrade in our credit ratings. We could also face an increased risk of governmental and regulatory scrutiny as a result of the effects of a public health crises on market and economic conditions and actions governmental authorities take in response to those conditions. Any such occurrence could have a significant adverse impact on our business, financial condition, liquidity or results of operations.
Risks Related to Our Business
Our decisions regarding credit risk could be inaccurate and our allowance for credit losses may be inadequate, which would materially and adversely affect us.
Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We endeavor to maintain an allowance for credit losses that we consider adequate to absorb future losses that may occur in our loan portfolio. As of December 31, 2025, our allowance for credit losses was approximately $297.6 million, or 1.90% of our total loans. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.
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
As of December 31, 2025, approximately 74.1% of our total loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes commercial real estate loans (excluding construction/land development) of $5.62 billion, or 35.8% of total loans, construction/land development loans of $2.73 billion, or 17.4% of total loans, and residential real estate loans of $3.28 billion, or 20.9% of total loans. This high concentration of real estate loans could subject us to increased credit risk in the event of a decrease in real estate values in our markets, a real estate recession or a natural disaster. Also, in any such event, our ability to recover on defaulted loans by foreclosing and selling real estate collateral would be diminished, and we would be more likely to suffer losses on defaulted loans.
In addition to the risks associated with the high concentration of real estate-secured loans, the commercial real estate and construction/land development loans, which comprised 53.2% of our total loan portfolio as of December 31, 2025, expose us to a greater risk of loss than our residential real estate loans, which comprised 20.9% of our total loan portfolio as of December 31, 2025. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.

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
Our bank subsidiary operates through branch locations in Arkansas, Florida, Texas, Alabama and New York City and loan production offices in Los Angeles, California, Dallas, Texas, Miami, Florida, Chesapeake, Virginia and Baltimore, Maryland. However, approximately 79.3% of our total loans and 83.6% of our real estate loans as of December 31, 2025, are to borrowers whose collateral is located in Arkansas, Florida, Texas, Alabama and New York, the states in which the Company has its branch locations. An adverse development with respect to the market conditions of any of these specific market areas or a decrease in real estate values in those market areas could expose us to a greater risk of loss than a portfolio that is spread among a larger geographic base.
If the value of real estate were to deteriorate, a significant portion of our loans could become under-collateralized, which could have a material adverse effect on us.
As of December 31, 2025, approximately 74.1% of our total loans were secured by real estate. In prior years, difficult local economic conditions have adversely affected the values of our real estate collateral, and they could do so again if the economic conditions markets were to deteriorate in the future. The real estate collateral in each case provides an alternate source of repayment on our loans in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
Because we have a concentration of exposure to a number of individual borrowers, a significant loss on any of those loans could materially and adversely affect us.
We have a concentration of exposure to a number of individual borrowers. Under applicable law, our bank subsidiary is generally permitted to make loans to one borrowing relationship up to 20% of its Tier 1 capital plus the allowance for credit losses. As of December 31, 2025, the legal lending limit of our bank subsidiary for secured loans was approximately $606.1 million. Our board of directors has established an in-house lending limit of $40.0 million to any one borrowing relationship without obtaining the approval of the Chairman, John W. Allison, and our Vice Chairman, Jack E. Engelkes. As of December 31, 2025, we had a total of $8.1 billion, or 51.6% of our total loans, committed to the aggregate group of borrowers whose total debt exceeds the established in-house lending limit of $40.0 million.
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
Our success depends significantly on our Chairman and Chief Executive Officer, John W. Allison, and our executive officers, especially Brian S. Davis, J. Stephen Tipton, Kevin D. Hester and Donna J. Townsell, as well as other key Centennial Bank personnel. Centennial Bank, in particular, relies heavily on its management team’s relationships in its local communities to generate business. The loss of services from a member of our current management team may materially and adversely affect our business, financial condition, results of operations and future prospects.

The value of securities in our investment portfolio may decline in the future.
As of December 31, 2025, we owned $2.87 billion of available-for-sale investment securities. The fair value of our available-for-sale investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We evaluate all securities quarterly to determine if any securities in a loss position requires a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments. The Company first assesses whether it intends to sell or is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Because of changing economic and market conditions affecting issuers, we may be required to record provisions for credit losses in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
As of December 31, 2025, we owned $1.26 billion of held-to-maturity investment securities. Securities held-to-maturity ("HTM"), which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326. The Company measures expected credit losses on HTM securities on a collective basis by major security type, with each type sharing similar risk characteristics. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed. Because of changing economic and market conditions affecting issuers, we may be required to record provisions for credit losses in future periods, which could have a material adverse effect on our business, financial condition or results of operations.
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
Our growth strategy includes strategic acquisitions of banks or bank assets. We have acquired 23 banks since we started our first subsidiary bank in 1999, including a total of 18 banks since 2010. We currently anticipate completing our proposed acquisition of Mountain Commerce Bancorp, Inc., headquartered in Knoxville, Tennessee, during the second quarter of 2026. We will continue to consider future strategic acquisitions, with a primary focus on Tennessee, Texas, Arkansas, Florida, Alabama and other nearby markets. In most cases, our acquisition of a bank includes the acquisition of all or a substantial portion of the target bank’s assets and liabilities, including all or a substantial portion of its loan portfolio, although we have in the past acquired and may in the future acquire specific lending divisions or loan portfolios. There may be instances when we, under our normal operating procedures, may find after the acquisition that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of the target bank, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below our standards, or our determination of the fair value of any such loan may be inadequate. One or more of these factors might cause us to have additional losses or liabilities, additional loan charge-offs, or increases in our allowance for credit losses, which would have a negative impact upon our financial condition and results of operations.
If the goodwill that we may record or have recorded in connection with a business acquisition becomes impaired, it could require charges to earnings.
When we acquire a business, a portion of the purchase price of the acquisition is generally allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2025, our goodwill and other identifiable intangible assets were $1.43 billion. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired. Our annual goodwill impairment evaluation performed during the fourth quarter of 2025 indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.
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

We continually encounter technological change, and we may not be able to keep pace with rapid technological change in the financial services industry.
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
Risks Related to the Proposed Acquisition of Mountain Commerce Bancorp, Inc.
We may fail to realize all of the anticipated benefits of the merger.
The success of the merger of MCBI with and into us will depend, in part, on our ability to successfully combine our and MCBI’s organizations. If we are not able to achieve this objective, the anticipated benefits of the merger may not be realized fully or at all or may take longer than expected to be realized.
We and MCBI have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process or other factors could result in the loss or departure of key employees, the disruption of the ongoing business of MCBI or inconsistencies in standards, controls, procedures and policies. It is also possible that clients, customers, depositors and counterparties of MCBI could choose to discontinue their relationships with the combined company post-merger because they prefer doing business with MCBI or for any other reason, which would adversely affect the future performance of the combined company. These transition matters could have an adverse effect on each of us and MCBI during the pre-merger period and for an undetermined time after the completion of the merger.
The completion of the merger is subject to the consent and approval of various governmental authorities, which may impose conditions that could have an adverse effect on the combined company following the merger.
Before the merger may be completed, we and MCBI must obtain approval of the merger from the Federal Reserve Board, Arkansas State Bank Department, FDIC, and Tennessee Department of Financial Institutions. These governmental authorities may impose conditions on its granting of such approval. Although we and MCBI do not currently expect that any such material conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger. In addition, if there is an adverse development in either company’s regulatory standing, we may be required to withdraw our application for approval of the proposed merger and, if possible, resubmit it after the applicable supervisory concerns have been resolved. Finally, we and MCBI have each agreed to use its commercially reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable under applicable law to consummate the merger. Such actions may entail costs and may adversely affect us, MCBI, or the combined company following the merger.

The combined company expects to incur substantial expenses related to the merger.
The combined company expects to incur substantial expenses in connection with completing the merger and combining the business, operations, networks, systems, technologies, policies and procedures of the two companies. Although we and MCBI have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of their combination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the completion of the merger. In addition, many of these expenses will be incurred regardless of whether the merger is completed. As a result of these expenses, both we and MCBI expect to take charges against our respective earnings before and after the completion of the merger. The charges taken in connection with the merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.
Risks Related to Owning Our Stock
The rights of our common shareholders are subordinate to the holders of any debt securities that we may issue from time to time and may be subordinate to the holders of any series of preferred stock that may issue in the future.
We currently have outstanding $300.0 million of 3.125% fixed-to-floating rate subordinated notes, which mature in 2032 and carry a fixed rate for the first five years. Thereafter, the notes bear interest at 3-month Secured Overnight Funding Rate (SOFR) plus 182 basis points, resetting quarterly. Because these subordinated notes are senior to our shares of common stock, in the event of our bankruptcy, dissolution or liquidation, the holders of any such subordinated notes then outstanding must be satisfied before any distributions can be made to the holders of our common stock.
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
The Board and management define risk tolerances in the policies of the Company. The Board maintains oversight of risks from cybersecurity related threats primarily through the Executive Risk Committee, as well as directors that serve on the bank’s Audit and Risk Committee. Additionally, the Audit and Risk Committee review internal audit reports related to cybersecurity topics. The CISO reports to the Executive Risk Committee. The Company's Information Technology/Security Committee and the CISO provide periodic reports to directors that permit them to understand the cybersecurity risk landscape, assess the Company's strategies and resources for addressing cybersecurity threats, measure management’s compliance with the defined risk limits and gauge the changing nature of risk inherent in the Company’s chosen lines of business and operations and as a result of changing factors within the Company, such as management and personnel changes, and technology changes. This includes an annual program update to the Executive Risk Committee and the Board. All Board members undergo annual cybersecurity training by third-party cybersecurity experts on cybersecurity threats, industry trends, and other topics relevant to financial institutions. This training and their overall knowledge of the financial industry provides a solid foundation for understanding cyber risk and their oversight responsibility.
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

Information Technology/Security Committee. The Information Technology/Security Committee (“ITSC”) is a management level committee that serves at the direction of the Board and provides oversight of the Company’s information technology and information security programs. The members of the ITSC have extensive experience in banking, information technology, and cybersecurity, and include management, business leaders, CTO, and CISO. The ITSC meets monthly to review information security and information technology reports and issues. It reports meeting minutes to the Board and ensures the Board has the proper information to adequately assess the risks facing the Company by maintaining oversight of:
•effective strategic information technology and information security planning and performance;
•major projects, priorities, and overall performance;
•the adequacy and allocation of resources; and
•the risks involved with the information technology and information security functions.
Item 2. PROPERTIES
The Company’s main office is located in a Company-owned 33,000 square foot building located at 719 Harkrider Street in downtown Conway, Arkansas. As of December 31, 2025, our bank subsidiary owned or leased a total of 75 branches in Arkansas, 78 branches in Florida, 59 branches in Texas, five branches in Alabama and one branch in New York City. The Company also owns or leases other buildings that provide space for operations, mortgage lending and other general purposes. We believe that our banking and other offices are in good condition and are suitable to our needs.
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
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol “HOMB.” As of February 12, 2026, there were approximately 1,411 stockholders of record of the Company’s common stock.
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

During the three months ended December 31, 2025, the Company utilized a portion of its stock repurchase program most recently amended and approved by the Board of Directors on January 17, 2025, which renewed the authorization to 20,000,000 shares. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:
Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1 through October 31, 2025	270,706	$27.31	270,706	17,379,294
November 1 through November 30, 2025	200,000	26.86	200,000	17,179,294
December 1 through December 31, 2025	70,000	28.36	70,000	17,109,294
Total	540,706		540,706
(1)The above described stock repurchase program has no expiration date.
Performance Graph
Below is a graph which summarizes the cumulative return earned by the Company’s stockholders since December 31, 2020, compared with the cumulative total return on the Russell 2000 Index and S&P U.S. BMI Banks Index. This presentation assumes that the fair value of the investment in the Company's common stock and each index was $100.00 on December 31, 2020 and that the subsequent dividends were reinvested.

Total Return Performance
Home BancShares, Inc.
Russell 2000 Index
S&P U.S. BMI Banks Index
Index Value
250
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Home BancShares, Inc.	100.00	127.89	123.11	141.36	162.52	164.02
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
S&P U.S. BMI Banks Index	100.00	135.97	112.77	123.02	164.70	211.47

Item 6. SELECTED FINANCIAL DATA.
Summary Consolidated Financial Data

	As of or for the Years Ended December 31,
	2025	2024	2023
	(Dollars and shares in thousands, except per share data)
Income statement data:
Total interest income	$1,278,820	$1,299,777	$1,175,053
Total interest expense	386,460	451,003	348,108
Net interest income	892,360	848,774	826,945
Provision for credit losses	20,905	48,070	12,133
Net interest income after provision for credit losses	871,455	800,704	814,812
Non-interest income	198,509	168,574	169,934
Non-interest expense	458,169	446,936	472,863
Income before income taxes	611,795	522,342	511,883
Income tax expense	136,354	120,101	118,954
Net income	$475,441	$402,241	$392,929
Per share data:
Basic earnings per common share	$2.41	$2.01	$1.94
Diluted earnings per common share	2.41	2.01	1.94
Book value per common share	21.88	19.92	18.81
Tangible book value per common share (non-GAAP)(1)(2)	14.60	12.68	11.63
Dividends – common	0.805	0.75	0.72
Average common shares outstanding	197,448	199,939	202,627
Average diluted shares outstanding	197,651	200,069	202,773
Performance ratios:
Return on average assets	2.10%	1.77%	1.77%
Return on average assets excluding intangible amortization (non-GAAP)(3)	2.26	1.92	1.93
Return on average common equity	11.61	10.43	10.82
Return on average tangible common equity excluding intangible amortization (non-GAAP)(1)(4)	18.10	16.92	18.36
Net interest margin(5)	4.51	4.27	4.25
Efficiency ratio	40.88	42.74	46.21
Efficiency ratio, as adjusted (non-GAAP)(6)	41.29	42.65	45.24
Asset quality:
Non-performing assets to total assets	0.55	0.63	0.42
Non-performing loans to total loans	0.54	0.67	0.44
Allowance for credit losses to non-performing loans	350.17	278.99	449.66
Allowance for credit losses to total loans	1.90	1.87	2.00
Net charge-offs to average total loans	0.02	0.41	0.09

Summary Consolidated Financial Data – Continued

	As of the Years Ended December 31,
	2025	2024
	(Dollars and shares in thousands, except per share data)
Balance sheet data (period end):
Total assets	$22,881,879	$22,490,748
Investment securities – available-for-sale	2,871,931	3,072,639
Investment securities – held-to-maturity	1,259,262	1,275,204
Loans receivable	15,686,209	14,764,500
Allowance for credit losses	(297,583)	(275,880)
Intangible assets	1,430,546	1,438,580
Non-interest-bearing deposits	3,868,405	4,006,115
Total deposits	17,479,957	17,146,297
Subordinated debentures	279,265	439,246
Stockholders' equity	4,296,871	3,961,025
Capital ratios:
Common equity to assets	18.78%	17.61%
Tangible common equity to tangible assets (non-GAAP)(1)(7)	13.36	11.98
Common equity Tier 1 capital	16.30	15.11
Tier 1 leverage ratio(8)	14.09	13.05
Tier 1 risk-based capital ratio	16.30	15.11
Total risk-based capital ratio	19.06	18.74
Dividend payout - common	33.43	37.29
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
(2)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 31,” for the non-GAAP tabular reconciliation.
(3)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 32,” for the non-GAAP tabular reconciliation.
(4)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 33,” for the non-GAAP tabular reconciliation.
(5)Fully taxable equivalent (assuming an income tax rate of 24.989% for 2023, 24.433% for 2024 and 24.359% for 2025).
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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2025, 2024 and 2023. This discussion should be read together with the “Summary Consolidated Financial Data,” our consolidated financial statements and the notes thereto, and other financial data included in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “Company,” “HBI,” “us,” “we” and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank (“Centennial” or the "Bank"). As of December 31, 2025, we had, on a consolidated basis, total assets of $22.88 billion, loans receivable, net, of $15.39 billion, total deposits of $17.48 billion, and stockholders’ equity of $4.30 billion.
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
Table 1: Key Financial Measures

	As of or for the Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands, except per share data)
Total assets	$22,881,879	$22,490,748	$22,656,658
Loans receivable	15,686,209	14,764,500	14,424,728
Allowance for credit losses	(297,583)	(275,880)	(288,234)
Total deposits	17,479,957	17,146,297	16,787,711
Total stockholders’ equity	4,296,871	3,961,025	3,791,075
Net income	475,441	402,241	392,929
Basic earnings per share	$2.41	$2.01	$1.94
Diluted earnings per share	2.41	2.01	1.94
Book value per share	21.88	19.92	18.81
Tangible book value per share (non-GAAP)(1)	14.60	12.68	11.63
Net interest margin(2)	4.51%	4.27%	4.25%
Efficiency ratio	40.88	42.74	46.21
Efficiency ratio, as adjusted (non-GAAP)(3)	41.29	42.65	45.24
Return on average assets	2.10	1.77	1.77
Return on average common equity	11.61	10.43	10.82
(1)See Table 31 for the non-GAAP tabular reconciliation.
(2)Fully taxable equivalent (assuming an income tax rate of 24.989% for 2023, 24.433% for 2024 and 24.359% for 2025).
(3)See Table 35 for the non-GAAP tabular reconciliation.

2025 Overview
Results of Operations for the Years Ended December 31, 2025 and 2024
Our net income increased $73.2 million, or 18.2%, to $475.4 million for the year ended December 31, 2025, from $402.2 million for the same period in 2024. On a diluted earnings per share basis, our earnings were $2.41 per share for the year ended December 31, 2025 and $2.01 per share for the year ended December 31, 2024. The Company recorded $20.9 million in credit loss expense for the year ended December 31, 2025. This consisted of a $24.1 million provision for credit losses on loans, which was partially offset by a $2.2 million recovery of credit losses on available-for-sale investments and a $1.0 million recovery of credit losses on unfunded commitments. For the year ended December 31, 2025, the Company recorded $7.4 million in special income from equity investments, a $2.4 million increase in the fair value of marketable securities, $2.0 million in recoveries on historic losses, a $1.9 million gain on the retirement of subordinated debentures, $1.5 million in income from a Federal Deposit Insurance Corporation ("FDIC") assessment reduction, $1.4 million in bank owned life insurance ("BOLI") death benefits, a $983,000 gain on sale of a building from our Texas market and $885,000 in legal fee reimbursements, which were partially offset by $3.3 million in legal claims expense and $580,000 in merger expense.
Interest expense decreased by $64.5 million, or 14.3%, and non-interest income increased by $29.9 million, or 17.8%. This was partially offset by a $21.0 million, or 1.6%, decrease in interest income and an $11.2 million, or 2.5%, increase in non-interest expense. The decrease in interest expense was primarily due to a $30.7 million, or 58.4%, decrease in interest on FHLB and other borrowed funds, a $29.7 million, or 7.9%, decrease in interest on deposits, a $2.8 million, or 17.3%, decrease in interest on subordinated debentures and a $1.4 million, or 25.3%, decrease in interest on securities sold under agreements to repurchase. The increase in non-interest income was primarily due to a $21.7 million, or 72.6%, increase in other income, a $3.6 million, or 8.4% increase, in other service charges and fees, a $2.1 million, or 92.9% decrease, in the loss on OREO, a $2.0 million, or 12.4%, increase in mortgage lending income, and a $1.2 million, or 25.0%, increase in cash value of life insurance, which were partially offset by a $1.3 million, or 64.1%, decrease in gain on branches, equipment and other assets, a $751,000, or 6.6%, decrease in dividends from FHLB, FRB, FNBB and other and a $574,000, or 19.3%, decrease in income from the fair value adjustment for marketable securities. Included within other income was the $7.4 million in special income from equity investments, $2.0 million in recoveries on historic losses, $1.9 million gain on retirement of subordinated debt, $1.4 million in BOLI death benefits and $885,000 in legal fee reimbursements. The decrease in interest income resulted from a $19.8 million, or 12.7%, decrease in investment income and a $16.6 million, or 38.7%, decrease in interest income on deposits at other banks, which was partially offset by a $15.5 million, or 1.4%, increase in loan interest income. The increase in non-interest expense was due to an $11.8 million, or 4.9%, increase in salaries and employee benefits and a $1.2 million, or 1.1%, increase in other operating expenses, which was partially offset by a $2.0 million, or 5.6%, decrease in data processing expense.
Our net interest margin on a fully taxable equivalent basis increased from 4.27% for the year ended December 31, 2024 to 4.51% for the year ended December 31, 2025. The yield on interest earning assets was 6.45% and 6.51% for the year ended December 31, 2025 and 2024, respectively, as average interest earning assets decreased from $20.09 billion to $20.00 billion. The decrease in average interest earning assets is primarily due to a $379.3 million decrease in average investment securities and a $209.1 million decrease in average interest-bearing balances due from banks, which was partially offset by a $494.9 million increase in average loans receivable. For the years ended December 31, 2025 and 2024, we recognized $5.1 million and $8.1 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by approximately 2 basis points. We recognized $6.0 million in event income for the year ended December 31, 2025, compared to $4.9 million for the year ended December 31, 2024. The cost of interest-bearing liabilities decreased from 3.08% for the year ended December 31, 2024 to 2.68% for the year ended December 31, 2025, and average interest-bearing liabilities decreased from $14.63 billion to $14.44 billion. The decrease in average-interest bearing liabilities is primarily due to a $638.8 million decrease in FHLB & other borrowed funds, a $66.0 million decrease in subordinated debentures and a $17.4 million decrease in securities sold under agreement to repurchase, which was partially offset by a $531.3 million increase in average interest-bearing deposits. The reduction in FHLB & other borrowed funds was due to the Company paying off its Bank Term Funding Program ("BTFP") advance in November 2024. Prior to paying off the advance, the Company held approximately $500 million in excess liquidity, which was dilutive to the net interest margin by approximately 8 basis points. The reduction in subordinated debentures was due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company also repurchasing $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. The two payoff events were accretive to the net interest margin by approximately one basis point. The overall increase in the net interest margin was due to a decrease in interest expense resulting from a decrease in interest rates paid on interest-bearing liabilities, a decrease in interest expense resulting from a reduction in the average balance of interest-bearing liabilities and an increase in interest income resulting from the increase in the average balance of interest-earning assets which was partially offset by a decrease in interest income due to a reduction in asset yields.

Our efficiency ratio was 40.88% for the year ended December 31, 2025, compared to 42.74% for the same period in 2024. For the year ended December 31, 2025, our efficiency ratio, as adjusted (non-GAAP), was 41.29%, compared to 42.65% reported for the year ended December 31, 2024. (See Table 35 for the non-GAAP tabular reconciliation.)
Our return on average assets was 2.10% for the year ended December 31, 2025, compared to 1.77% for the same period in 2024, and our return on average assets, as adjusted (non-GAAP), was 2.05% for the year ended December 31, 2025, compared to 1.77% for the same period in 2024. (See Table 32 for the non-GAAP tabular reconciliation.) Our return on average common equity was 11.61% for the year ended December 31, 2025, compared to 10.43% for the same period in 2024.
Financial Condition as of and for the Years Ended December 31, 2025 and 2024
Our total assets as of December 31, 2025 increased $391.1 million to $22.88 billion from the $22.49 billion reported as of December 31, 2024. The increase in total assets is primarily due to a $921.7 million increase in loans receivable, which was partially offset by a $243.0 million decrease in cash and cash equivalents and a $216.7 million decrease in investment securities resulting from paydowns and maturities. Our loan portfolio balance increased $921.7 million to $15.69 billion as of December 31, 2025, from $14.76 billion as of December 31, 2024. The increase in loans was due to $727.5 million in organic loan growth within our legacy footprint and $194.2 million of organic loan growth from our Centennial Commercial Finance Group ("CFG") franchise during 2025. Total deposits increased $333.7 million to $17.48 billion as of December 31, 2025 compared to $17.15 billion as of December 31, 2024. Subordinated debentures decreased by $160.0 million due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company also repurchasing $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. FHLB and other borrowed funds decreased by $100.5 million, due to maturities of FHLB borrowings. Stockholders’ equity increased $335.8 million to $4.30 billion as of December 31, 2025, compared to $3.96 billion as of December 31, 2024. The increase in stockholders’ equity is primarily associated with the $475.4 million in net income and the $90.2 million in accumulated other comprehensive income, which were partially offset by the $158.9 million of shareholder dividends paid and the repurchase of $81.4 million of our common stock during 2025. The improvement in stockholders’ equity was 8.5% for the year ended December 31, 2025 compared to December 31, 2024.
As of December 31, 2025, our non-performing loans decreased to $85.0 million, or 0.54%, of total loans from $98.9 million, or 0.67%, of total loans as of December 31, 2024. The allowance for credit losses as a percentage of non-performing loans increased to 350.17% as of December 31, 2025, compared to 278.99% as of December 31, 2024. As of December 31, 2025, our non-performing assets decreased to $124.8 million, or 0.55%, of total assets from $142.4 million, or 0.63%, of total assets as of December 31, 2024.
2024 Overview
Results of Operations for the Years Ended December 31, 2024 and 2023
Our net income increased $9.3 million, or 2.4%, to $402.2 million for the year ended December 31, 2024, from $392.9 million for the same period in 2023. On a diluted earnings per share basis, our earnings were $2.01 per share for the year ended December 31, 2024 and $1.94 per share for the year ended December 31, 2023. The Company recorded $48.1 million in credit loss expense for the year ended December 31, 2024. This consisted of a $48.4 million provision for credit losses on loans, which was partially offset by a $330,000 recovery of credit losses on available-for-sale investments due to an improvement in the unrealized loss position for one of our subordinated debt investments. Of the $48.4 million provision for credit losses on loans recorded, $33.4 million was used to establish a hurricane reserve for loans located in the Federal Emergency Management Agency ("FEMA") disaster areas impacted by Hurricanes Helene and Milton, which made landfall during the third and fourth quarters of 2024. The hurricane related reserve had a $0.13 impact to diluted earnings per share. The remaining portion of the provision was related to loan growth. For the year ended December 31, 2024, the Company recorded a $3.0 million increase in the fair value of marketable securities, a $2.1 million gain on sale of a building from our Texas market, $257,000 in BOLI death benefits and $2.3 million in Federal Deposit Insurance Corporation ("FDIC") special assessment expense.

Total interest income increased by $124.7 million, or 10.6%, and non-interest expense decreased by $25.9 million, or 5.5%. This was partially offset by a $102.9 million, or 29.6%, increase in interest expense and a $1.4 million, or 0.8%, decrease in non-interest income. The increase in interest income resulted from a $110.4 million, or 11.2%, increase in loan interest income and a $27.8 million, or 184.7%, increase in interest income on deposits at other banks, which was partially offset by a $13.4 million, or 7.9%, decrease in investment income. The decrease in non-interest expense was due to a $15.9 million, or 6.2%, decrease in salaries and employee benefits, a $7.9 million, or 6.6%, decrease in other operating expenses and a $2.3 million, or 3.8%, decrease in occupancy and equipment expense. The increase in interest expense was primarily due to an $80.7 million, or 27.3%, increase in interest on deposits, a $21.6 million, or 70.2%, increase in interest on FHLB and other borrowed funds and a $635,000, or 13.2%, increase in interest on securities sold under agreements to repurchase. The decrease in non-interest income was primarily due to an $8.5 million, or 22.2%, decrease in other income, a $2.6 million, or 784.3% decrease, in the gain/loss on OREO and a $1.2 million, or 2.7% decrease, in other service charges and fees, which were partially offset by a $5.1 million, or 47.0%, increase in mortgage lending income and a $4.1 million, or 371.6%, increase in income from the fair value adjustment for marketable securities.
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
Our efficiency ratio was 42.74% for the year ended December 31, 2024, compared to 46.21% for the same period in 2023. For the year ended December 31, 2024, our efficiency ratio, as adjusted (non-GAAP), was 42.65%, compared to 45.24% reported for the year ended December 31, 2023. (See Table 35 for the non-GAAP tabular reconciliation.)
Our return on average assets was 1.77% for the both the years ended December 31, 2024 and 2023, and our return on average assets, as adjusted (non-GAAP), was 1.77% for the year ended December 31, 2024, compared to 1.79% for the same period in 2023. (See Table 32 for the non-GAAP tabular reconciliation.) Our return on average common equity was 10.43% for the year ended December 31, 2024, compared to 10.82% for the same period in 2023.
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
•Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310. Interchange fees were $21.4 million and $21.8 million for the years ended December 31, 2025 and December 31, 2024, respectively. Centennial CFG loan fees were $13.8 million and $9.5 million for the years ended December 31, 2025 and December 31, 2024, respectively.
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

Investments – Available-for-sale. Securities available-for-sale ("AFS") are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income (loss), net of taxes. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326. The Company first assesses whether it intends to sell or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet this criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. The Company has made the election to exclude accrued interest receivable on AFS securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Investments – Held-to-Maturity. Debt securities held-to-maturity ("HTM"), which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326. The Company measures expected credit losses on HTM securities on a collective basis by major security type, with each type sharing similar risk characteristics. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed.
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
During the year ended December 31, 2025, we closed one branch in Jacksonville, Arkansas, and we opened a new branch in San Antonio, Texas.
As of December 31, 2025, we had 218 branch locations. There were 75 branches in Arkansas, 78 branches in Florida, 59 branches in Texas, five branches in Alabama and one branch in New York City.
Results of Operations for the Years Ended December 31, 2025, 2024 and 2023
Our net income increased $73.2 million, or 18.2%, to $475.4 million for the year ended December 31, 2025, from $402.2 million for the same period in 2024. On a diluted earnings per share basis, our earnings were $2.41 per share for the year ended December 31, 2025 and $2.01 per share for the year ended December 31, 2024. The Company recorded $20.9 million in credit loss expense for the year ended December 31, 2025. This consisted of a $24.1 million provision for credit losses on loans, which was partially offset by a $2.2 million recovery of credit losses on available-for-sale investments and a $1.0 million recovery of credit losses on unfunded commitments. For the year ended December 31, 2025, the Company recorded $7.4 million in special income from equity investments, a $2.4 million increase in the fair value of marketable securities, $2.0 million in recoveries on historic losses, a $1.9 million gain on the retirement of subordinated debentures, $1.5 million in income from an FDIC assessment reduction, $1.4 million in BOLI death benefits, a $983,000 gain on sale of a building from our Texas market and $885,000 in legal fee reimbursements, which were partially offset by $3.3 million in legal claims expense and $580,000 in merger expense.
Our net income increased $9.3 million, or 2.4%, to $402.2 million for the year ended December 31, 2024, from $392.9 million for the same period in 2023. On a diluted earnings per share basis, our earnings were $2.01 per share for the year ended December 31, 2024 and $1.94 per share for the year ended December 31, 2023. The Company recorded $48.1 million in credit loss expense for the year ended December 31, 2024. This consisted of a $48.4 million provision for credit losses on loans, which was partially offset by a $330,000 recovery of credit losses on available-for-sale investments due to an improvement in the unrealized loss position for one of our subordinated debt investments. Of the $48.4 million provision for credit losses on loans recorded, $33.4 million was used to establish a hurricane reserve for loans located in the FEMA disaster areas impacted by Hurricanes Helene and Milton, which made landfall during the third and fourth quarters of 2024. The hurricane related reserve had a $0.13 impact to diluted earnings per share. The remaining portion of the provision was related to loan growth. For the year ended December 31, 2024, the Company recorded a $3.0 million increase in the fair value of marketable securities, a $2.1 million gain on sale of a building from our Texas market, $257,000 in BOLI death benefits and $2.3 million in FDIC special assessment expense.

Net Interest Income
Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (24.359% for the year ended December 31, 2025, 24.433% for the year ended December 31, 2024 and 24.989% for year ended December 31, 2023).
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve reduced the target rate three times during 2024. First, on September 18, 2024, the Federal Reserve reduced the target rate to 4.75% to 5.00%, second, on November 7, 2024, the target rate was reduced to 4.50% to 4.75% and third, on December 18, 2024, the target rate was reduced to 4.25% to 4.50%. The Federal Reserve reduced the target rate three times during 2025. First, on September 17, 2025, the Federal Reserve reduced the target rate to 4.00% to 4.25%, second, on October 29, 2025, the target rate was reduced to 3.75% to 4.00% and third, on December 10, 2025, the target rate was reduced to 3.50% to 3.75%.
Our net interest margin on a fully taxable equivalent basis increased from 4.27% for the year ended December 31, 2024 to 4.51% for the year ended December 31, 2025. The yield on interest earning assets was 6.45% and 6.51% for the year ended December 31, 2025 and 2024, respectively, as average interest earning assets decreased from $20.09 billion to $20.00 billion. The decrease in average interest earning assets is primarily due to a $379.3 million decrease in average investment securities and a $209.1 million decrease in average interest-bearing balances due from banks, which was partially offset by a $494.9 million increase in average loans receivable. For the years ended December 31, 2025 and 2024, we recognized $5.1 million and $8.1 million, respectively, in total net accretion for acquired loans and deposits. The reduction in accretion was dilutive to the net interest margin by approximately 2 basis points. We recognized $6.0 million in event income for the year ended December 31, 2025, compared to $4.9 million for the year ended December 31, 2024. The cost of interest-bearing liabilities decreased from 3.08% for the year ended December 31, 2024 to 2.68% for the year ended December 31, 2025, and average interest-bearing liabilities decreased from $14.63 billion to $14.44 billion. The decrease in average-interest bearing liabilities is primarily due to a $638.8 million decrease in FHLB & other borrowed funds, a $66.0 million decrease in subordinated debentures and a $17.4 million decrease in securities sold under agreement to repurchase, which was partially offset by a $531.3 million increase in average interest-bearing deposits. The reduction in FHLB & other borrowed funds was due to the Company paying off its BTFP advance in November 2024. Prior to paying off the advance, the Company held approximately $500 million in excess liquidity, which was dilutive to the net interest margin by approximately 8 basis points. The reduction in subordinated debentures was due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company also repurchasing $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. The two payoff events were accretive to the net interest margin by approximately one basis point. The overall increase in the net interest margin was due to a decrease in interest expense resulting from a decrease in interest rates paid on interest-bearing liabilities, a decrease in interest expense resulting from a reduction in the average balance of interest-bearing liabilities and an increase in interest income resulting from the increase in the average balance of interest-earning assets which was partially offset by a decrease in interest income due to a reduction in asset yields.
Net interest income on a fully taxable equivalent basis increased $45.3 million, or 5.3%, to $902.6 million for the year ended December 31, 2025, from $857.3 million for the same period in 2024. This increase in net interest income was the result of a $64.5 million decrease in interest expense, partially offset by a $19.3 million decrease in interest income on a fully taxable equivalent basis. The $64.5 million decrease in interest expense is primarily the result of a lower interest rate environment. The lower rates on interest bearing liabilities resulted in a decrease in interest expense of approximately $51.8 million, and the change in interest bearing liabilities resulted in a decrease in interest expense of approximately $12.7 million. The $19.3 million decrease in interest income was also primarily the result of the lower interest rate environment. The lower yield on earning assets resulted in a decrease in interest income of approximately $32.8 million, while the change in earning assets resulted in an increase in interest income of approximately $13.5 million.

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
Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2025, 2024 and 2023, as well as changes in fully taxable equivalent net interest margin for the years 2025 compared to 2024 and 2024 compared to 2023.
Table 2: Analysis of Net Interest Income

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Interest income	$1,278,820	$1,299,777	$1,175,053
Fully taxable equivalent adjustment	10,228	8,534	5,506
Interest income – fully taxable equivalent	1,289,048	1,308,311	1,180,559
Interest expense	386,460	451,003	348,108
Net interest income – fully taxable equivalent	$902,588	$857,308	$832,451
Yield on earning assets – fully taxable equivalent	6.45%	6.51%	6.03%
Cost of interest-bearing liabilities	2.68	3.08	2.52
Net interest spread – fully taxable equivalent	3.77	3.43	3.51
Net interest margin – fully taxable equivalent	4.51	4.27	4.25
Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2025 vs. 2024	2024 vs. 2023
	(In thousands)
Increase in interest income due to change in earning assets	$13,499	$39,264
(Decrease) increase in interest income due to change in earning asset yields	(32,762)	88,488
Decrease (increase) in interest expense due to change in interest-bearing liabilities	12,710	(33,968)
Decrease (increase) in interest expense due to change in interest rates paid on interest-bearing liabilities	51,833	(68,927)
Increase in net interest income	$45,280	$24,857

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2025, 2024 and 2023. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 4: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31,
	2025			2024			2023
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$610,338	$26,218	4.30%	$819,445	$42,773	5.22%	$319,733	$15,023	4.70%
Federal funds sold	4,821	205	4.25	5,035	255	5.06	3,864	221	5.72
Investment securities – taxable	3,078,265	106,063	3.45	3,400,325	125,765	3.70	3,655,632	138,575	3.79
Investment securities – non-taxable	1,132,761	40,535	3.58	1,190,033	39,057	3.28	1,276,566	36,727	2.88
Loans receivable	15,169,888	1,116,027	7.36	14,675,001	1,100,461	7.50	14,314,732	990,013	6.92
Total interest-earning assets	19,996,073	1,289,048	6.45	20,089,839	1,308,311	6.51	19,570,527	1,180,559	6.03
Non-earning assets	2,697,522			2,664,541			2,647,383
Total assets	$22,693,595			$22,754,380			$22,217,910
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$11,491,941	$278,654	2.42%	$11,078,003	$304,976	2.75%	$11,162,244	$258,586	2.32%
Time deposits	1,864,674	68,322	3.66	1,747,302	71,662	4.10	1,284,156	37,392	2.91
Total interest-bearing deposits	13,356,615	346,976	2.60	12,825,305	376,638	2.94	12,446,400	295,978	2.38
Federal funds purchased	14	—	—	20	1	5.00	44	3	6.82
Securities sold under agreement to repurchase	148,545	4,067	2.74	165,965	5,448	3.28	149,014	4,813	3.23
FHLB & other borrowed funds	558,839	21,804	3.90	1,197,662	52,455	4.38	753,152	30,825	4.09
Subordinated debentures	373,500	13,613	3.64	439,539	16,461	3.75	440,125	16,489	3.75
Total interest-bearing liabilities	14,437,513	386,460	2.68	14,628,491	451,003	3.08	13,788,735	348,108	2.52
Non-interest-bearing liabilities
Non-interest-bearing deposits	3,961,332			4,029,684			4,599,241
Other liabilities	199,307			238,528			198,634
Total liabilities	18,598,152			18,896,703			18,586,610
Stockholders’ equity	4,095,443			3,857,677			3,631,300
Total liabilities and stockholders’ equity	$22,693,595			$22,754,380			$22,217,910
Net interest spread			3.77%			3.43%			3.51%
Net interest income and margin		$902,588	4.51		$857,308	4.27		$832,451	4.25

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2025 compared to 2024 and 2024 compared to 2023 on a fully taxable equivalent basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Years Ended December 31,
	2025 over 2024			2024 over 2023
	Volume	Yield / Rate	Total	Volume	Yield / Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(9,774)	$(6,781)	$(16,555)	$25,911	$1,839	$27,750
Federal funds sold	(10)	(40)	(50)	61	(27)	34
Investment securities – taxable	(11,439)	(8,263)	(19,702)	(9,504)	(3,306)	(12,810)
Investment securities – non-taxable	(1,939)	3,417	1,478	(2,603)	4,933	2,330
Loans receivable	36,661	(21,095)	15,566	25,399	85,049	110,448
Total interest income	13,499	(32,762)	(19,263)	39,264	88,488	127,752
Interest expense:
Interest-bearing transaction and savings deposits	11,071	(37,393)	(26,322)	(1,966)	48,356	46,390
Time deposits	4,615	(7,955)	(3,340)	16,069	18,201	34,270
Federal funds purchased	—	(1)	(1)	(1)	(1)	(2)
Securities sold under agreement to repurchase	(535)	(846)	(1,381)	555	80	635
FHLB & other borrowed funds	(25,444)	(5,207)	(30,651)	19,333	2,297	21,630
Subordinated debentures	(2,417)	(431)	(2,848)	(22)	(6)	(28)
Total interest expense	(12,710)	(51,833)	(64,543)	33,968	68,927	102,895
Increase in net interest income	$26,209	$19,071	$45,280	$5,296	$19,561	$24,857
Provision for Credit Losses
Credit Loss Expense: During the year ended December 31, 2025, the Company recorded $20.9 million in credit loss expense. This consisted of a $24.1 million provision for credit losses on loans, which was partially offset by a $2.2 million recovery of credit losses on available-for-sale investments and a $1.0 million recovery of credit losses on unfunded commitments. The Company determined the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no additional provision was considered necessary for the held-to-maturity portfolio. During the year ended December 31, 2024, the Company recorded $48.1 million in credit loss expense. This consisted of a $48.4 million provision for credit losses on loans, which was partially offset by a $330,000 recovery of credit losses on available-for-sale investments due to an improvement in the unrealized loss position for one of our subordinated debt investments. Of the $48.4 million provision for credit losses on loans recorded, $33.4 million was used to establish a hurricane reserve for loans located in the FEMA disaster areas impacted by Hurricanes Helene and Milton, which made landfall during the third and fourth quarters of 2024. The Company determined the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no additional provision was considered necessary for the held-to-maturity portfolio.
Net charge-offs to average total loans decreased to 0.02% for the year ended December 31, 2025 from 0.41% for the year ended December 31, 2024. Net charge-offs decreased by $58.4 million for the year ended December 31, 2025 compared to December 31, 2024. During the fourth quarter of 2024, the Company completed an asset quality cleanup project which drove the increase in the level of charge-offs during the year ended December 31, 2024. Non-performing loans to total loans decreased from 0.67% as of December 31, 2024 to 0.54% as of December 31, 2025.

Non-Interest Income
Total non-interest income was $198.5 million in 2025, compared to $168.6 million in 2024 and $169.9 million in 2023. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.
Table 6 measures the various components of our non-interest income for the years ended December 31, 2025, 2024, and 2023, respectively, as well as changes for the years 2025 compared to 2024 and 2024 compared to 2023.
Table 6: Non-Interest Income

	Years Ended December 31,			2025 Change from 2024		2024 Change from 2023
	2025	2024	2023
	(Dollars in thousands)
Service charges on deposit accounts	$40,168	$39,223	$39,207	$945	2.4%	$16	—%
Other service charges and fees	46,610	43,009	44,188	3,601	8.4	(1,179)	(2.7)
Trust fees	19,715	18,717	17,892	998	5.3	825	4.6
Mortgage lending income	17,750	15,789	10,738	1,961	12.4	5,051	47.0
Insurance commissions	2,158	2,151	2,086	7	0.3	65	3.1
Increase in cash value of life insurance	6,061	4,850	4,655	1,211	25.0	195	4.2
Dividends from FHLB, FRB, FNBB & other	10,711	11,462	11,642	(751)	(6.6)	(180)	(1.5)
Gain on sale of SBA loans	642	617	278	25	4.1	339	121.9
Gain on sale of branches, equipment and other assets, net	754	2,102	1,507	(1,348)	(64.1)	595	39.5
(Loss) gain on OREO, net	(161)	(2,272)	332	2,111	92.9	(2,604)	(784.3)
Fair value adjustment for marketable securities	2,397	2,971	(1,094)	(574)	(19.3)	4,065	371.6
Other income	51,704	29,955	38,503	21,749	72.6	(8,548)	(22.2)
Total non-interest income	$198,509	$168,574	$169,934	$29,935	17.8%	$(1,360)	(0.8)%
Non-interest income increased $29.9 million, or 17.8%, to $198.5 million for the year ended December 31, 2025 from $168.6 million for the same period in 2024. The primary factors that resulted in this increase were the increases in other income, other service charges and fees, gain on OREO, net, mortgage lending income and cash value of life insurance, partially offset by the decrease in gain on sale of branches, equipment and other assets, net. Other factors were changes related to service charges on deposit accounts, trust fees, dividends from FHLB, FRB, FNBB & other and fair value adjustment for marketable securities.
Additional details for the year ended December 31, 2025 on some of the more significant changes are as follows:
•The $945,000 increase in service charges on deposit accounts is primarily related to an increase in overdraft fees.
•The $3.6 million increase in other service charges and fees is primarily due to increases in Centennial CFG property finance loan fees.
•The $998,000 increase in trust fees is primarily related to an increase in personal trust and IRA fees.
•The $2.0 million increase in mortgage lending income is primarily related to an increase in volume of secondary market loans.
•The $1.2 million increase in cash value of life insurance is primarily related to gains recognized in connection with a tax-free exchange of BOLI policies under Section 1035 of the Internal Revenue Code.
•The $751,000 decrease in dividends from FHLB, FRB, Bankers' Bank and other was primarily due to a lower volume of dividends from the FHLB and equity investments.
•The $1.3 million decrease in the level of gain on sale of branches, equipment and other assets, net, is primarily due to the sale of a building from our Texas region during 2024.

•The $2.1 million decrease in loss on OREO is primarily due to revaluation of two OREO properties during 2024, partially offset by a loss on the sale of a building from our Florida region during 2025.
•The $574,000 decrease in the fair value adjustment for marketable securities is due to the changes in the fair value of marketable securities held by the Company.
•The $21.7 million increase in other income is primarily due to a $7.8 million increase in income for equity method investments, which includes a $7.4 million in special income from equity investments, a $6.6 million increase in income from a lawsuit settlement, a $2.0 million increase in recoveries on historic losses, a $1.9 million gain on redemption of subordinated debt, a $1.9 million increase in investment brokerage fee income, a $1.2 million increase in BOLI death benefit income, an $828,000 increase in building rental income and a $670,000 increase in miscellaneous income.
Non-interest income decreased $1.4 million, or 0.8%, to $168.6 million for the year ended December 31, 2024 from $169.9 million for the same period in 2023. The primary factors that resulted in this decrease were the decreases in other income and gain on OREO, net partially offset by the increases in mortgage lending income and the fair value adjustment for marketable securities. Other factors were changes related to service charges on deposit accounts, trust fees, and gain on sale of branches, equipment and other assets.
Additional details for the year ended December 31, 2024 on some of the more significant changes are as follows:
•The $1.2 million decrease in other service charges and fees is primarily due to decreases in Centennial CFG property finance loan fees and Mastercard income.
•The $825,000 increase in trust fees is primarily related to an increase in personal trust fees, employee trust fees, IRA fees and retirement fees.
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
Table 7 below sets forth a summary of non-interest expense for the years ended December 31, 2025, 2024, and 2023, as well as changes for the years ended 2025 compared to 2024 and 2024 compared to 2023.
Table 7: Non-Interest Expense

	Years Ended December 31,			2025 Change from 2024		2024 Change from 2023
	2025	2024	2023
	(Dollars in thousands)
Salaries and employee benefits	$252,868	$241,022	$256,966	$11,846	4.9%	$(15,944)	(6.2)%
Occupancy and equipment	57,710	58,031	60,303	(321)	(0.6)	(2,272)	(3.8)
Data processing expense	34,446	36,494	36,329	(2,048)	(5.6)	165	0.5
Merger expense	580	—	—	580	100.0	—	—
Other operating expenses:
Advertising	8,245	7,097	8,850	1,148	16.2	(1,753)	(19.8)
Amortization of intangibles	8,034	8,443	9,685	(409)	(4.8)	(1,242)	(12.8)
Electronic banking expense	12,872	13,444	14,313	(572)	(4.3)	(869)	(6.1)
Directors' fees	1,676	1,639	1,814	37	2.3	(175)	(9.6)
Due from bank service charges	1,292	1,131	1,115	161	14.2	16	1.4
FDIC and state assessment	11,238	15,388	25,530	(4,150)	(27.0)	(10,142)	(39.7)
Insurance	4,202	3,634	3,567	568	15.6	67	1.9
Legal and accounting	8,424	8,961	5,230	(537)	(6.0)	3,731	71.3
Other professional fees	8,409	8,142	8,815	267	3.3	(673)	(7.6)
Operating supplies	2,954	2,680	3,138	274	10.2	(458)	(14.6)
Postage	2,093	2,060	2,081	33	1.6	(21)	(1.0)
Telephone	1,604	1,807	2,160	(203)	(11.2)	(353)	(16.3)
Other expense	41,522	36,963	32,967	4,559	12.3	3,996	12.1
Total non-interest expense	$458,169	$446,936	$472,863	$11,233	2.5%	$(25,927)	(5.5)%
Non-interest expense increased $11.2 million, or 2.5%, to $458.2 million for the year ended December 31, 2025, from $446.9 million for the same period in 2024. The primary factors that resulted in this increase was the increase in salaries and employee benefits expense, advertising expense and other expenses, partially offset by the decrease in FDIC and state assessment expense and data processing expense. Other factors were changes related to merger expense and electronic banking expense.
Additional details for the year ended December 31, 2025 on some of the more significant changes are as follows:
•The $11.8 million increase in salaries and employee benefits expense is primarily due to an increase in incentive compensation as a result of an increase in revenue for the Company combined with the additional costs of doing business.
•The $2.0 million decrease in data processing expense is primarily due relationship credits received as a result of a new contract.
•The $580,000 increase in merger expense is due to costs associated with the anticipated acquisition of Mountain Commerce Bancorp.
•The $1.1 million increase in advertising expense is primarily due to an increase in the volume of advertising.
•The $572,000 decrease in electronic banking expense is primarily due to a decrease in consulting expenses, partially offset by an increase in interchange network expenses.

•The $4.2 million decrease in FDIC and state assessment expense is primarily due to a reversal adjustment from restating call report uninsured deposits from December 2022 through December 2024, which lowered assessment expense by $1.5 million, as well as the FDIC special assessment being incurred during the second quarter of 2024. The FDIC special assessment was levied in order to recover the losses to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank.
•The $4.6 million increase in other expenses is primarily due to $3.3 million in legal claims expense being recorded during the second quarter of 2025 and a $1.6 million increase in loan fee expenses.
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
•The $1.8 million decrease in advertising expense is primarily due to a decrease in the volume of advertising.
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
Income Taxes
During 2025, the Company lowered its marginal tax rate from 24.433% to 24.359%. In an effort to more accurately reflect legislative and current state income apportionment, the state tax rate was lowered to 4.252%. This lowered the blended rate to 24.359%. During 2024, the Company lowered its marginal tax rate from 24.989% to 24.433%. In an effort to more accurately reflect legislative and current state income apportionment, the state tax rate was lowered to 4.346%. This lowered the blended rate to 24.433%. During 2023, the Company increased its marginal tax rate from 24.6735% to 24.989%. In an effort to more accurately reflect legislative and current state income apportionment, the state tax rate was increased to 5.049%. This raised the blended rate to 24.989%.
Income tax expense increased $16.3 million, or 13.5%, to $136.4 million for the year ended December 31, 2025, from $120.1 million for 2024. Income tax expense increased $1.1 million, or 1.0%, to $120.1 million for the year ended December 31, 2024, from $119.0 million for 2023. The effective tax rates for the years ended December 31, 2025, 2024 and 2023 were 22.29%, 22.99% and 23.24%, respectively. The Company’s marginal tax rate was 24.359%, 24.433% and 24.989% for years ended December 31, 2025, 2024 and 2023, respectively.

Financial Condition as of and for the Years Ended December 31, 2025 and 2024
Our total assets as of December 31, 2025 increased $391.1 million to $22.88 billion from the $22.49 billion reported as of December 31, 2024. The increase in total assets is primarily due to a $921.7 million increase in loans receivable, which was partially offset by a $243.0 million decrease in cash and cash equivalents and a $216.7 million decrease in investment securities resulting from paydowns and maturities. Our loan portfolio balance increased $921.7 million to $15.69 billion as of December 31, 2025, from $14.76 billion as of December 31, 2024. The increase in loans was due to $727.5 million in organic loan growth within our legacy footprint and $194.2 million of organic loan growth from our CFG franchise during 2025. Total deposits increased $333.7 million to $17.48 billion as of December 31, 2025 compared to $17.15 billion as of December 31, 2024. Subordinated debentures decreased by $160.0 million due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company also repurchasing $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. FHLB and other borrowed funds decreased by $100.5 million, due to maturities of FHLB borrowings. Stockholders’ equity increased $335.8 million to $4.30 billion as of December 31, 2025, compared to $3.96 billion as of December 31, 2024. The increase in stockholders’ equity is primarily associated with the $475.4 million in net income and the $90.2 million in accumulated other comprehensive income, which were partially offset by the $158.9 million of shareholder dividends paid and the repurchase of $81.4 million of our common stock during 2025. The improvement in stockholders’ equity was 8.5% for the year ended December 31, 2025 compared to December 31, 2024.
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
Loan Portfolio
Our loan portfolio averaged $15.17 billion and $14.68 billion during the years ended December 31, 2025 and 2024, respectively. Loans receivable were $15.69 billion as of December 31, 2025 compared to $14.76 billion as of December 31, 2024, an increase of $921.7 million, or 6.2%.
During 2025, the Company experienced $921.7 million in organic loan growth. The $921.7 million in organic loan growth included $727.5 million in organic loan growth for our legacy footprint and $194.2 million of organic loan growth for Centennial CFG during 2025.
During 2024, the Company experienced $339.8 million in organic loan growth. The $339.8 million in organic loan growth included $471.4 million in organic loan growth for our legacy footprint, which was partially offset by $131.7 million of organic loan decline for Centennial CFG during 2024.
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, Texas, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Texas, Alabama and New York. Loans receivable were approximately $3.70 billion, $4.55 billion, $3.94 billion, $105.9 million, $1.38 billion and $2.01 billion as of December 31, 2025 in Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG, respectively.

Table 8 presents our loans receivable balances by category as of December 31, 2025 and 2024.
Table 8: Loans Receivable

	As of December 31,
	2025	2024
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$5,290,112	$5,426,780
Construction/land development	2,726,993	2,736,214
Agricultural	332,412	336,993
Residential real estate loans:
Residential 1-4 family	2,134,334	1,956,489
Multifamily residential	1,140,911	496,484
Total real estate	11,624,762	10,952,960
Consumer	1,253,746	1,234,361
Commercial and industrial	2,222,401	2,022,775
Agricultural	359,879	367,251
Other	225,421	187,153
Total loans receivable	$15,686,209	$14,764,500
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
As of December 31, 2025, commercial real estate loans totaled $8.35 billion, or 53.2% of loans receivable, as compared to $8.50 billion, or 57.6% of loans receivable, as of December 31, 2024. Commercial real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $2.20 billion, $2.73 billion, $1.97 billion, $48.4 million, zero and $1.40 billion, respectively, at December 31, 2025.
As of December 31, 2025, we had $1.21 billion of construction/land development loans which were collateralized by land. This consisted of $41.8 million for raw land and $1.17 billion for land with commercial and/or residential lots.

Table 9 presents the composition of the funded and unfunded balances of our CRE portfolio by loan type, as of December 31, 2025 and December 31, 2024, and their respective percentages of our total CRE portfolio.
Table 9: CRE Loan Concentrations

	December 31, 2025
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$706,177	8.5%	$71,063	3.3%
Office Building	1,008,629	12.1	96,027	4.4
Hotel	1,160,378	13.9	13,105	0.6
Industrial	310,376	3.7	36,695	1.7
Retail	503,907	6.0	16,513	0.8
Owner-Occupied (1)	1,600,645	19.2	113,429	5.2
Construction/Land Development:
Construction Residential-Spec	403,058	4.8	289,133	13.2
Residential Land Development	414,542	5.0	168,976	7.7
Construction Commercial	267,719	3.2	309,536	14.1
Construction Multi Family	546,607	6.5	500,520	22.9
Commercial Land Development	777,853	9.3	115,489	5.3
Construction Residential-Presold	180,721	2.2	146,770	6.7
Construction Hotel	94,712	1.1	280,314	12.8
Raw Land	41,781	0.5	610	—
Agricultural (1)	332,412	4.0	27,869	1.3
Total Commercial Real Estate (2)	$8,349,517	100.0%	$2,186,049	100.0%

	December 31, 2024
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$829,697	9.8%	$64,948	2.5%
Office Building	1,070,459	12.6	107,769	4.2
Hotel	1,081,120	12.7	24,652	1.0
Industrial	385,072	4.5	29,517	1.1
Retail	507,405	6.0	12,579	0.5
Owner-Occupied (1)	1,553,027	18.2	167,399	6.5
Construction/Land Development:
Construction Residential-Spec	433,964	5.1	330,119	12.8
Residential Land Development	537,686	6.3	86,200	3.4
Construction Commercial	337,727	4.0	360,340	14.0
Construction Multi Family	556,168	6.5	908,976	35.4
Commercial Land Development	512,284	6.0	99,165	3.9
Construction Residential-Presold	186,325	2.2	141,047	5.5
Construction Hotel	64,239	0.8	191,088	7.4
Raw Land	107,821	1.3	8,215	0.3
Agricultural (1)	336,993	4.0	38,913	1.5
Total Commercial Real Estate (2)	$8,499,987	100.0%	$2,570,927	100.0%
(1)    Agriculture real estate loans and owner-occupied non-farm non-residential loans are not included within CRE for regulatory reporting purposes.
(2)     Excludes multi-family residential loans of $1.14 billion and $496.5 million as of December 31, 2025 and December 31, 2024, respectively, which are included in the residential real estate loans throughout the filing. Multi-family residential loans are included in CRE for regulatory purposes.

Table 10 presents the composition of our CRE loan portfolio by the ten largest geographical locations of the collateral as of December 31, 2025 and December 31, 2024.
Table 10: Geographical Locations of CRE Loans

	Top 10 Geographical States for CRE Loan Collateral Concentrations
	Florida	Texas	Arkansas	New York	California	Georgia	Alabama	Utah	Pennsylvania	Tennessee	All Other Areas	Total
As of December 31, 2025
Non-Farm/Non-Residential:
Single Purpose Building	$221,682	$165,311	$227,874	$—	$600	$12,229	$7,554	$—	$—	$5,071	$65,856	$706,177
Office Building	256,836	404,755	64,001	622	17,562	130,687	9,086	—	19,229	—	105,851	1,008,629
Hotel	602,220	267,493	118,862	4,999	—	24,083	17,812	—	—	—	124,909	1,160,378
Industrial	60,891	148,448	35,640	—	20,751	—	42,875	—	—	—	1,771	310,376
Retail	140,082	241,732	41,756	—	35,936	1,022	11,760	—	—	406	31,213	503,907
Owner-Occupied (1)	455,897	499,183	351,471	—	6,557	17,732	27,131	—	79,608	6,262	156,804	1,600,645
Construction/Land Development:
Construction Residential - Spec	136,751	103,726	41,319	118,698	—	—	91	—	—	—	2,473	403,058
Residential Land Development	140,163	89,286	46,114	—	27,315	171	1,583	76,741	—	3,615	29,554	414,542
Construction Commercial	48,964	40,140	71,385	22,775	31,017	—	16,701	14,637	—	13,011	9,089	267,719
Construction Multi Family	289,314	508	924	104,942	—	—	—	—	267	32,923	117,729	546,607
Commercial Land Development	194,889	70,052	26,108	121,137	119,335	19,133	15,749	38,332	—	11,640	161,478	777,853
Construction Residential - Presold	62,595	96,170	19,626	—	—	—	2,330	—	—	—	—	180,721
Construction Hotel	2,424	32,064	—	—	—	—	13,549	—	—	18,813	27,862	94,712
Raw Land	10,581	10,618	20,158	—	—	—	232	—	—	—	192	41,781
Agricultural (1)	47,080	149,162	116,396	—	—	—	2,297	—	—	—	17,477	332,412
Total Commercial Real Estate (2)	$2,670,369	$2,318,648	$1,181,634	$373,173	$259,073	$205,057	$168,750	$129,710	$99,104	$91,741	$852,258	$8,349,517

	Top 10 Geographical States for CRE Loan Collateral Concentrations
	Florida	Texas	Arkansas	New York	Georgia	Utah	Alabama	California	Pennsylvania	Tennessee	All Other Areas	Total
As of December 31, 2024
Non-Farm/Non-Residential:
Single Purpose Building	$275,440	$212,649	$168,691	$49,278	$17,506	$—	$6,494	$429	$—	$1,586	$97,624	$829,697
Office Building	333,230	355,794	64,062	50,091	91,723	—	18,934	—	25,616	—	131,009	1,070,459
Hotel	541,001	263,647	99,830	4,943	24,319	—	18,575	16,419	—	—	112,386	1,081,120
Industrial	44,392	91,344	40,908	57,556	—	—	59,745	19,941	—	—	71,186	385,072
Retail	148,053	252,087	56,885	4,158	—	—	12,166	—	—	435	33,621	507,405
Owner-Occupied (1)	492,655	431,489	337,935	—	21,051	—	26,314	5,748	83,199	6,911	147,725	1,553,027
Construction/Land Development:
Construction Residential - Spec	150,143	107,149	41,299	126,299	—	—	82	—	—	—	8,992	433,964
Residential Land Development	148,897	102,369	51,865	—	304	165,643	2,329	—	—	2,466	63,813	537,686
Construction Commercial	84,027	111,199	62,549	15,159	—	12,451	1,182	—	876	9,194	41,090	337,727
Construction Multi Family	240,255	72,676	32,812	139,130	—	—	—	19,326	228	37,881	13,860	556,168
Commercial Land Development	118,729	70,700	31,841	37,820	40,068	—	9,752	50,036	—	42,181	111,157	512,284
Construction Residential - Presold	93,517	61,538	29,937	—	—	—	1,022	—	—	—	311	186,325
Construction Hotel	6,693	9,796	22,036	—	13,555	—	5,152	—	—	—	7,007	64,239
Raw Land	9,036	8,537	31,649	—	—	—	1,311	34,388	—	—	22,900	107,821
Agricultural (1)	32,589	176,084	106,684	—	—	—	3,736	—	—	—	17,900	336,993
Total Commercial Real Estate (2)	$2,718,657	$2,327,058	$1,178,983	$484,434	$208,526	$178,094	$166,794	$146,287	$109,919	$100,654	$880,581	$8,499,987
(1)     Agriculture real estate loans and owner-occupied non-farm non-residential loans are not included within CRE for regulatory reporting purposes.
(2)     Excludes multi-family residential loans of $1.14 billion and $496.5 million as of December 31, 2025 and December 31, 2024, respectively, which are included in the residential real estate loans throughout the filing. Multi-family residential loans are included in CRE for regulatory purposes.

Our loan policy states that in order to achieve a well-balanced, diversified credit portfolio, concentrations containing inappropriate or excessive risk are to be avoided. It is the goal of the Company to maintain a prudent diversification of loans. We define a concentration of credit as direct or indirect obligations according to the following guidelines: (i) concentrations of 25% or more of total risk-based capital by individual borrower, small, interrelated group of individuals, single repayment source or individual project; (ii) concentrations of 100% or more of total risk-based capital by industry or product line. As of December 31, 2025, we have not met the threshold for the concentration limits. In addition, the Bank's board of directors monitors the CRE loan portfolio for concentrations related to geography, industry, and collateral type and determines applicable guidelines. The Chief Lending Officer also reviews the portfolio periodically to determine if any concentrations exist and makes recommendations with respect to setting internal guidelines.
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
The Company has a CRE strategy and contingency plan which outlines the principles required to adequately manage our CRE exposures. It discusses the inherent risks within CRE lending, as well as the risks unique to specific lending activities and property taxes. In addition, the plan outlines internal limits related to CRE lending, reasoning for operating outside those limits, and provides for a contingency plan to reduce the CRE exposures under adverse economic conditions or other situations where it is deemed necessary to do so. The responsibility for monitoring the Company’s CRE strategy and contingency plan, and subsequent reporting to management and the Bank’s board of directors, lies with the Chief Lending Officer and the Asset Quality Committee. Within the CRE strategy and contingency plan, we established four adverse economic triggers to measure on an ongoing basis to attempt to determine when a change in CRE strategy might be warranted, at least from an external economic perspective. If one or a combination of these triggers have exceeded board approved thresholds, the Bank’s Executive Risk Committee will determine which action or combination of actions to take based on the specific situation. The potential actions are likely to focus on tightening/loosening of underwriting criteria, potential capital raises or loan distribution actions such as selling or participating loans. However, other action steps may be considered depending upon the specific situation. Based on our evaluation of economic conditions as of December 31, 2025, the Company believes our current underwriting standards and capital position remain adequate for addressing the risks to our CRE portfolio.
Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 57.7% and 34.9% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of December 31, 2025, with the remaining 7.4% relating to condos and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to many factors including the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of December 31, 2025, residential real estate loans totaled $3.28 billion, or 20.9%, of loans receivable, compared to $2.45 billion, or 16.6% of loans receivable, as of December 31, 2024. Residential real estate loans originated in our franchises in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $743.5 million, $1.18 billion, $847.0 million, $47.7 million, zero and $462.6 million, respectively, at December 31, 2025.
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
As of December 31, 2025, consumer loans totaled $1.25 billion, or 8.0% of loans receivable, compared to $1.23 billion, or 8.4% of loans receivable, as of December 31, 2024. Consumer loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $18.0 million, $6.2 million, $7.4 million, $421,000, $1.22 billion and zero, respectively, at December 31, 2025.

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
As of December 31, 2025, commercial and industrial loans totaled $2.22 billion, or 14.2% of loans receivable, which compared to $2.02 billion, or 13.7% of loans receivable, as of December 31, 2024. Commercial and industrial loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $507.9 million, $609.5 million, $805.1 million, $9.4 million, $163.2 million and $127.3 million, respectively, at December 31, 2025.
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
As of December 31, 2025, agricultural loans totaled $359.9 million, or 2.3% of loans receivable, compared to the $367.3 million, or 2.5% of loans receivable as of December 31, 2024. Agricultural loans originated in our Arkansas, Florida and Texas markets were $59.5 million, $55,000 and $300.3 million, respectively, and zero in our Alabama, SPF and Centennial CFG markets at December 31, 2025.
Other Loans. Other loans include obligations (other than securities and leases) of states and political subdivisions in the United States; loans to nondepository financial institutions; loans for purchasing or carrying securities, including margin loans; leases and all other loans excluding consumer loans. The performance of other loans will be affected by the local, regional and national economies as well as the performance of the financial markets.
As of December 31, 2025, other loans totaled $225.4 million, or 1.4% of loans receivable, compared to the 187,153, or 1.2% of loans receivable as of December 31, 2024. Other loans originated in our Arkansas, Florida, Texas and Centennial CFG markets were $163.5 million, $31.7 million, $5.4 million and $24.8 million, respectively, and zero in our Alabama and SPF markets at December 31, 2025.
Table 11 presents the distribution of the maturity of our total loans as of December 31, 2025. The table also presents the portion of our loans that have fixed interest rates and interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.
The loans acquired during our acquisitions accrete interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted-average life of the loans).

Table 11: Maturity Distribution of Loan Portfolio and Interest Rate Detail of Loans Due After One Year

	Maturity Distribution of Loan Portfolio
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,544,437	$2,606,196	$925,248	$214,231	$5,290,112
Construction/land development	1,213,438	1,192,469	152,380	168,706	2,726,993
Agricultural	117,621	116,978	73,551	24,262	332,412
Residential real estate loans
Residential 1-4 family	257,055	429,436	271,120	1,176,723	2,134,334
Multifamily residential	515,230	557,989	51,513	16,179	1,140,911
Total real estate	3,647,781	4,903,068	1,473,812	1,600,101	11,624,762
Consumer	9,445	23,630	330,989	889,682	1,253,746
Commercial and industrial	720,355	904,420	582,684	14,942	2,222,401
Agricultural	285,279	63,387	10,663	550	359,879
Other	27,666	171,493	7,936	18,326	225,421
Total loans receivable	$4,690,526	$6,065,998	$2,406,084	$2,523,601	$15,686,209

	Loans Due After One Year
	Predetermined Interest Rates	Floating or Adjustable Interest Rates	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,482,487	$2,263,188	$3,745,675
Construction/land development	140,906	1,372,649	1,513,555
Agricultural	114,032	100,759	214,791
Residential real estate loans
Residential 1-4 family	622,660	1,254,619	1,877,279
Multifamily residential	265,555	360,126	625,681
Total real estate	2,625,640	5,351,341	7,976,981
Consumer	1,211,503	32,798	1,244,301
Commercial and industrial	365,372	1,136,674	1,502,046
Agricultural	22,983	51,617	74,600
Other	84,778	112,977	197,755
Total loans receivable	$4,310,276	$6,685,407	$10,995,683
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

Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. For PCD loans not individually analyzed for impairment, the Company develops separate PCD models for each loan segment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $52.2 million and $76.3 million in PCD loans, as of December 31, 2025 and 2024, respectively.
Table 12 sets forth information with respect to our non-performing assets as of December 31, 2025 and 2024. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 12: Non-performing Assets

	As of December 31,
	2025	2024
	(Dollars in thousands)
Non-accrual loans	$78,002	$93,853
Loans past due 90 days or more (principal or interest payments)	6,980	5,034
Total non-performing loans	84,982	98,887
Other non-performing assets
Foreclosed assets held for sale, net	39,831	43,407
Other non-performing assets	—	63
Total other non-performing assets	39,831	43,470
Total non-performing assets	$124,813	$142,357
Allowance for credit losses to non-accrual loans	381.51%	293.95%
Allowance for credit losses to non-performing loans	350.17	278.99
Non-accrual loans to total loans	0.50	0.64
Non-performing loans to total loans	0.54	0.67
Non-performing assets to total assets	0.55	0.63
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
As of December 31, 2025, our non-performing loans decreased to $85.0 million, or 0.54%, of total loans from $98.9 million, or 0.67%, of total loans as of December 31, 2024. The allowance for credit losses as a percentage of non-performing loans increased to 350.17% as of December 31, 2025, compared to 278.99% as of December 31, 2024. As of December 31, 2025, our non-performing assets decreased to $124.8 million, or 0.55%, of total assets from $142.4 million, or 0.63%, of total assets as of December 31, 2024.

Table 13 below shows the non-performing loans and non-performing assets by region as of December 31, 2025 and December 31, 2024:
Table 13: Non-Performing Loans and Assets by Region

	December 31, 2025
(in thousands)	Texas	Arkansas	Centennial CFG	Shore Premier Finance	Florida	Alabama	Total
Non-accrual loans	$24,234	$18,234	$787	$10,048	$24,645	$54	$78,002
Loans 90+ days past due	2,383	291	—	3,286	1,020	—	6,980
Total non-performing loans	$26,617	$18,525	$787	$13,334	$25,665	$54	$84,982

Foreclosed assets held for sale	15,988	771	22,812	—	260	—	39,831
Total other non-performing assets	15,988	771	22,812	—	260	—	39,831
Total non-performing assets	$42,605	$19,296	$23,599	$13,334	$25,925	$54	$124,813

	December 31, 2024
(in thousands)	Texas	Arkansas	Centennial CFG	Shore Premier Finance	Florida	Alabama	Total
Non-accrual loans	$23,494	$18,448	$7,390	$5,537	$38,778	$206	$93,853
Loans 90+ days past due	4,134	538	—	—	362	—	5,034
Total non-performing loans	$27,628	$18,986	$7,390	$5,537	$39,140	$206	$98,887

Foreclosed assets held for sale	13,924	757	22,775	—	5,951	—	43,407
Other non-performing assets	63	—	—	—	—	—	63
Total other non-performing assets	13,987	757	22,775	—	5,951	—	43,470
Total non-performing assets	$41,615	$19,743	$30,165	$5,537	$45,091	$206	$142,357
Debt restructuring generally occurs when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our restructured loans that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. As of December 31, 2025, we had $98.7 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual. Our Florida market contains $1.4 million, our Arkansas market contains $1.9 million, our Texas market contains $92.5 million and our SPF region contains $2.9 million of these restructured loans.
During the year ended December 31, 2025, the Company restructured approximately $5.0 million in loans to 13 borrowers. The ending balance of these loans as of December 31, 2025, was $4.9 million. The majority of the Bank’s restructured loans involve reducing the interest rate, changing from a principal and interest payment to interest-only, lengthening the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At December 31, 2025, the amount of restructured loans was $115.6 million. As of December 31, 2025, 85.4% of all restructured loans were performing to the terms of the restructure. Six of the $115.6 million in restructured loans held by the Company were considered to be collateral dependent as of December 31, 2025. The outstanding balance of these loans was $109.2 million, and the specific reserve was $3.7 million.

Total foreclosed assets held for sale were $39.8 million as of December 31, 2025, compared to $43.4 million as of December 31, 2024 for a decrease of $3.6 million. The foreclosed assets held for sale as of December 31, 2025 are comprised of approximately $771,000 of assets located in Arkansas, $260,000 of assets located in Florida, $16.0 million located in Texas, zero located in Alabama, zero for SPF and $22.8 million of assets in our Centennial CFG market. The majority of the foreclosed assets held for sale is comprised of two properties. The first is an office building located in Santa Monica, California with a carrying value of $22.8 million. The second is an apartment complex which is under construction in Gunter, Texas with a carrying value of $14.8 million. These two properties account for $37.6 million of the balance of foreclosed assets held for sale at December 31, 2025.
Table 14 shows the summary of foreclosed assets held for sale as of December 31, 2025 and 2024.
Table 14: Total Foreclosed Assets Held for Sale

	December 31
	2025	2024
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$23,433	$28,392
Construction/land development	15,230	13,391
Residential real estate loans
Residential 1-4 family	1,168	1,624
Total foreclosed assets held for sale	$39,831	$43,407
The Company had $219.4 million and $268.0 million in impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets accounted for approximately $28.8 million, $27.0 million, $149.5 million, $54,000, $13.3 million and $787,000, respectively, of the impaired loans.
As of December 31, 2025, the amortized cost balance for loans with a specific allocation was $71.3 million, and the specific allocation was $17.0 million. As of December 31, 2024, the amortized cost balance for loans with a specific allocation was $92.7 million, and the specific allocation was $23.8 million.
Past Due and Non-Accrual Loans
Table 15 shows the summary non-accrual loans as of December 31, 2025 and 2024:
Table 15: Total Non-Accrual Loans

	As of December 31,
	2025	2024
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$21,685	$35,868
Construction/land development	5,444	3,702
Agricultural	489	559
Residential real estate loans
Residential 1-4 family	24,149	22,539
Multifamily residential	10,925	13,083
Total real estate	62,692	75,751
Consumer	10,326	6,178
Commercial and industrial	3,760	10,931
Agricultural & other	1,224	993
Total non-accrual loans	$78,002	$93,853

If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $6.3 million for the year ended December 31, 2025, $7.4 million in 2024, and $5.4 million in 2023 would have been recorded. Interest income recognized on the non-accrual loans for the years ended December 31, 2025, 2024 and 2023 was considered immaterial.
Table 16 shows the summary of accruing past due loans 90 days or more as of December 31, 2025 and 2024:
Table 16: Total Loans Accruing Past Due 90 Days or More

	As of December 31,
	2025	2024
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$304
Construction/land development	405	600
Residential real estate loans
Residential 1-4 family	2,321	1,835
Total real estate	2,726	2,739
Consumer	3,290	32
Commercial and industrial	964	2,263
Total loans accruing past due 90 days or more	$6,980	$5,034
Our total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.54% and 0.67% as of December 31, 2025 and 2024, respectively.
Allowance for Credit Losses
Overview. The allowance for credit losses on loans receivable increased from $275.9 million as of December 31, 2024 to $297.6 million as of December 31, 2025. The specific reserve for loans individually analyzed for credit losses was $17.0 million on $186.5 million of individually analyzed loans as of December 31, 2025, compared to a reserve of $23.8 million on $209.8 million of individually analyzed loans as of December 31, 2024. The allowance for credit losses as a percentage of loans was 1.90% and 1.87% at December 31, 2025 and December 31, 2024, respectively.
Loans Collectively Evaluated for Credit Loss. Loans receivable collectively evaluated for credit loss increased by approximately $945.0 million from $14.55 billion at December 31, 2024 to $15.50 billion at December 31, 2025. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for credit loss to the total loans collectively evaluated for impairment increased from 1.73% at December 31, 2024 to 1.81% at December 31, 2025.
Charge-offs and Recoveries. Total charge-offs decreased to $15.2 million for the year ended December 31, 2025, compared to $63.0 million for the year ended December 31, 2024. Total recoveries increased to $12.8 million for the year ended December 31, 2025, compared to $2.3 million for the same period in 2024. Net loans charged off for the years ended December 31, 2025 and 2024 were $2.4 million and $60.8 million, respectively. The increase in net charge-offs for the year ended December 31, 2024 was due to the asset quality cleanup project the Company completed in the fourth quarter of 2024.

Table 17 below shows a summary of the charge-off detail by region for the years ended December 31, 2025 and December 31, 2024.
Table 17: Charge-Off Detail by Region

	December 31, 2025
(in thousands)	Texas	Arkansas	Centennial CFG	Shore Premier Finance	Florida	Alabama	Total
Charge-off	$6,128	$2,961	$181	$1,770	$4,073	$130	$15,243
Recovery	10,482	871	658	34	790	11	12,846
Net (recoveries) charge-offs	$(4,354)	$2,090	$(477)	$1,736	$3,283	$119	$2,397

	December 31, 2024
(in thousands)	Texas	Arkansas	Centennial CFG	Shore Premier Finance	Florida	Alabama	Total
Charge-off	$51,251	$5,952	$2,195	$1,751	$1,836	$51	$63,036
Recovery	772	911	—	22	557	20	2,282
Net charge-offs	$50,479	$5,041	$2,195	$1,729	$1,279	$31	$60,754
While the 2025 charge-offs and recoveries consisted of many relationships, there was only one individual relationship that consisted of a charge-off greater than $1.0 million. This was a $2.2 million charge-off for a commercial real estate loan in our Florida market.
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

Table 18 shows the allowance for credit losses, charge-offs and recoveries for loans as of and for the years ended December 31, 2025 and 2024.
Table 18: Analysis of Allowance for Credit Losses

	As of December 31,
	2025	2024
	(Dollars in thousands)
Balance, beginning of year	$275,880	$288,234
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	3,034	38,132
Construction/land development	70	1,437
Residential real estate loans:
Residential 1-4 family	631	567
Multifamily residential	—	6,500
Total real estate	3,735	46,636
Consumer	2,321	2,214
Commercial and industrial	6,377	11,089
Other	2,810	3,097
Total loans charged off	15,243	63,036
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	8,700	59
Construction/land development	576	221
Residential real estate loans:
Residential 1-4 family	223	180
Total real estate	9,499	460
Consumer	118	105
Commercial and industrial	2,378	628
Other	851	1,089
Total recoveries	12,846	2,282
Net loans charged off (recovered)	2,397	60,754
Provision for credit loss - loans	24,100	48,400
Balance, end of year	$297,583	$275,880
Net charge-offs (recoveries) to average loans receivable	0.02%	0.41%
Allowance for credit losses to total loans	1.90	1.87
Allowance for credit losses to net charge-offs (recoveries)	12,414.81	454.09
Net charge-offs to average loans receivable were 0.02% and 0.41% as of December 31, 2025 and 2024, respectively. The low level of charge-offs for the year ended December 31, 2025, emphasize the Company's strong asset quality, and additional disclosure of net charge-offs to average loans outstanding by loan category is not considered necessary. Despite the higher level in net charge-offs for the year ended December 31, 2024, related to the asset quality cleanup project, the Company considers the level immaterial for additional disclosure of net charge-offs to average loans outstanding by loan category.

Table 19 presents the allocation of allowance for credit losses as of December 31, 2025 and 2024.
Table 19: Allocation of Allowance for Credit Losses

	December 31, 2025
	2025		2024
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$74,172	33.7%	$88,141	36.7%
Construction/land development	48,023	17.4	52,271	18.5
Agricultural	3,048	2.1	3,174	2.3
Residential real estate loans:
Residential 1-4 family	46,291	13.6	40,347	13.2
Multifamily residential	26,401	7.3	10,488	3.4
Total real estate	197,935	74.1	194,421	74.1
Consumer	28,993	8.0	27,589	8.4
Commercial and industrial	64,396	14.2	48,330	13.7
Agricultural	1,536	2.3	1,291	2.5
Other	4,723	1.4	4,249	1.3
Total	$297,583	100.0%	$275,880	100.0%
(1)Percentage of loans in each category to total loans receivable.
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity ("HTM"), available-for-sale ("AFS"), or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 4.9 years as of December 31, 2025.
Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. We had $1.26 billion and $1.28 billion of held-to-maturity securities at December 31, 2025 and 2024, respectively.
As of December 31, 2025, $1.10 billion, or 87.4%, were invested in obligations of state and political subdivisions, compared to $1.11 billion, or 86.8%, as of December 31, 2024. As of December 31, 2025, $43.8 million, or 3.5%, were invested in obligations of U.S. Government-sponsored enterprises, compared to $43.6 million, or 3.4%, as of December 31, 2024. As of December 31, 2025, $114.8 million, or 9.1%, were invested in U.S. Government-sponsored mortgage-backed securities, compared to $124.2 million, or 9.7%, as of December 31, 2024.
Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $2.87 billion and $3.07 billion as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, $1.21 billion, or 42.2%, of our available-for-sale securities were invested in U.S. government-sponsored mortgage-backed securities, compared to $1.32 billion, or 43.1%, of our available-for-sale securities as of December 31, 2024. To reduce our income tax burden, $887.8 million, or 30.9%, of our available-for-sale securities portfolio as of December 31, 2025, were primarily invested in tax-exempt obligations of state and political subdivisions, compared to $870.4 million, or 28.3%, of our available-for-sale securities as of December 31, 2024. We had $240.8 million, or 8.4%, invested in obligations of U.S. Government-sponsored enterprises as of December 31, 2025, compared to $284.8 million, or 9.3%, of our available-for-sale securities as of December 31, 2024. We had $157.8 million, or 5.5%, invested in non-government-sponsored asset backed securities as of December 31, 2025, compared to $225.6 million, or 7.3%, of our available-for-sale securities as of December 31, 2024. As of December 31, 2025, $145.7 million, or 5.1%, of our available-for-sale securities were invested in private mortgage-backed securities, compared to $171.4 million, or 5.6%, of our available-for-sale securities as of December 31, 2024. Also, we had approximately $226.8 million, or 7.9%, invested in other securities as of December 31, 2025, compared to $195.8 million, or 6.4% of our available-for-sale securities as of December 31, 2024.
During the year ended December 31, 2025, the Company recovered $2.2 million in AFS reserves due to an upgrade in the credit quality of the subordinated debt investment securities for which an allowance had been previously recorded. During the year ended December 31, 2024, the Company recovered $330,000 in AFS reserves due to an improvement in the unrealized loss position of one of the Company's subordinated debt investments. During the year ended December 31, 2023, one of the Company’s AFS subordinated debt investment securities was downgraded below investment grade. As result, the Company wrote down the value of the investment to its unrealized loss position, which required a $1.7 million provision, but the remaining $842,000 allowance for credit losses on AFS investments associated with certain securities in the subordinated debt portfolio within the banking sector was considered adequate.
At December 31, 2025, 2024 and 2023, the $2.0 million allowance for credit losses for the held-to-maturity portfolio was considered adequate. No additional provision for credit losses was considered necessary for the HTM portfolio.
Table 20 presents the carrying value and fair value of available-for-sale and held-to-maturity investment securities as of December 31, 2025 and 2024.
Table 20: Investment Securities

	December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
U.S. government-sponsored enterprises	$246,891	$—	$246,891	$998	$(7,107)	$240,782
U.S. government-sponsored mortgage-backed securities	1,345,469	—	1,345,469	1,478	(133,999)	1,212,948
Private mortgage-backed securities	152,578	—	152,578	126	(6,984)	145,720
Non-government-sponsored asset backed securities	158,446	—	158,446	325	(927)	157,844
State and political subdivisions	951,822	—	951,822	1,419	(65,403)	887,838
Other securities	233,614	—	233,614	2,147	(8,962)	226,799
Total	$3,088,820	$—	$3,088,820	$6,493	$(223,382)	$2,871,931

	December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity
U.S. government-sponsored enterprises	$43,841	$—	$43,841	$—	$(1,391)	$42,450
U.S. government-sponsored mortgage-backed securities	114,813	—	114,813	400	(3,258)	111,955
State and political subdivisions	1,102,613	(2,005)	1,100,608	71	(94,032)	1,006,647
Total	$1,261,267	$(2,005)	$1,259,262	$471	$(98,681)	$1,161,052

	December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale
U.S. government-sponsored enterprises	$297,698	$—	$297,698	$1,164	$(14,072)	$284,790
U.S. government-sponsored mortgage-backed securities	1,527,463	—	1,527,463	760	(203,539)	1,324,684
Private mortgage-backed securities	184,643	—	184,643	—	(13,249)	171,394
Non-government-sponsored asset backed securities	228,751	—	228,751	331	(3,434)	225,648
State and political subdivisions	956,055	—	956,055	335	(86,029)	870,361
Other securities	215,662	(2,195)	213,467	576	(18,281)	195,762
Total	$3,410,272	$(2,195)	$3,408,077	$3,166	$(338,604)	$3,072,639

	December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-maturity
U.S. government-sponsored enterprises	$43,560	$—	$43,560	$—	$(3,021)	$40,539
U.S. government-sponsored mortgage-backed securities	124,169	—	124,169	—	(6,695)	117,474
State and political subdivisions	1,109,480	(2,005)	1,107,475	39	(122,587)	984,927
Total	$1,277,209	$(2,005)	$1,275,204	$39	$(132,303)	$1,142,940
Table 21 reflects the amortized cost and estimated fair value of available-for-sale and held-to-maturity securities as of December 31, 2025 and 2024, by contractual maturity as well as the weighted-average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities by contractual maturity. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.
Table 21: Maturity and Yield Distribution of Investment Securities

	December 31, 2025
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Available-for-sale
U.S. government-sponsored enterprises	$42,979	$132,035	$21,034	$50,843	$—	$246,891	$240,782
U.S. government-sponsored mortgage-backed securities	—	—	—	—	1,345,469	1,345,469	1,212,948
Private mortgage-backed securities	—	—	—	—	152,578	152,578	145,720
Non-government-sponsored asset backed securities	—	—	—	—	158,446	158,446	157,844
State and political subdivisions	7,587	65,981	179,067	699,187	—	951,822	887,838
Other securities	5,125	48,679	172,403	7,407	—	233,614	226,799
Total	$55,691	$246,695	$372,504	$757,437	$1,656,493	$3,088,820	$2,871,931
Percentage of total amortized cost	1.8%	8.0%	12.1%	24.5%	53.6%	100.0%

	December 31, 2025
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Held-to-maturity
U.S. government-sponsored enterprises	$—	$29,600	$14,241	$—	$—	$43,841	$42,450
U.S. government-sponsored mortgage-backed securities	—	—	—	—	114,813	114,813	111,955
State and political subdivisions	—	81,573	356,287	664,753	—	1,102,613	1,006,647
Total	$—	$111,173	$370,528	$664,753	$114,813	$1,261,267	$1,161,052
Percentage of total amortized cost	—%	8.8%	29.4%	52.7%	9.1%	100.0%

	December 31, 2025
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Tax Equivalent Yield
	(Dollars in thousands)
Available-for-sale
U.S. government-sponsored enterprises	1.32%	2.31%	5.08%	5.49%	—%	3.03%
U.S. government-sponsored mortgage-backed securities	—	—	—	—	2.66	2.66
Private mortgage-backed securities	—	—	—	—	3.75	3.75
Non-government-sponsored asset backed securities	—	—	—	—	5.01	5.01
State and political subdivisions	2.89	3.13	3.75	3.02	—	3.16
Other securities	4.52	4.43	5.13	5.00	—	4.96
Held-to-maturity
U.S. government-sponsored enterprises	—%	3.36%	2.33%	—%	—%	3.03%
U.S. government-sponsored mortgage-backed securities	—	—	—	—	4.32	4.32
State and political subdivisions	—	3.18	3.43	3.73	—	3.64

	December 31, 2024
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Available-for-sale
U.S. government-sponsored enterprises	$9,034	$167,797	$50,608	$70,259	$—	$297,698	$284,790
U.S. government-sponsored mortgage-backed securities	—	—	—	—	1,527,463	1,527,463	1,324,684
Private mortgage-backed securities	—	—	—	—	184,643	184,643	171,394
Non-government-sponsored asset backed securities	—	—	—	—	228,751	228,751	225,648
State and political subdivisions	5,687	51,211	167,514	731,643	—	956,055	870,361
Other securities	3,011	55,940	146,321	10,390	—	215,662	195,762
Total	$17,732	$274,948	$364,443	$812,292	$1,940,857	$3,410,272	$3,072,639
Percentage of total amortized cost	0.5%	8.1%	10.7%	23.8%	56.9%	100.0%

	December 31, 2024
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Held-to-maturity
U.S. government-sponsored enterprises	$—	$14,455	$29,105	$—	$—	$43,560	$40,539
U.S. government-sponsored mortgage-backed securities	—	—	—	—	124,169	124,169	117,474
State and political subdivisions	—	41,372	336,948	731,160	—	1,109,480	984,927
Total	$—	$55,827	$366,053	$731,160	$124,169	$1,277,209	$1,142,940
Percentage of total amortized cost	—%	4.4%	28.7%	57.2%	9.7%	100.0%

	December 31, 2024
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Monthly Amortizing Securities	Tax Equivalent Yield
	(Dollars in thousands)
Available-for-sale
U.S. government-sponsored enterprises	0.76%	2.40%	4.10%	5.87%	—%	3.49%
U.S. government-sponsored mortgage-backed securities	—	—	—	—	2.70	2.70
Private mortgage-backed securities	—	—	—	—	3.81	3.81
Non-government-sponsored asset backed securities	—	—	—	—	5.02	5.02
State and political subdivisions	3.34	3.03	3.74	2.88	—	3.04
Other securities	—	4.18	4.32	4.97	—	4.31
Held-to-maturity
U.S. government-sponsored enterprises	—%	2.42%	3.34%	—%	—%	3.03%
U.S. government-sponsored mortgage-backed securities	—	—	—	—	4.30	4.30
State and political subdivisions	—	3.19	3.38	3.72	—	3.60
The weighted average tax-equivalent yield is calculated by multiplying the carried book value by the tax-equivalent yield for each security and is then grouped by investment type and maturity. Tax-exempt obligations have been computed on a tax-equivalent basis. Taxable-equivalent adjustments are the result of increasing income from tax-free investments by an amount equal to the taxes that would be paid if the income were fully taxable, thus making tax-exempt yields comparable to taxable asset yields. Taxable equivalent adjustments were based upon 24.359% and 24.433% income tax rates for 2025 and 2024, respectively. In 2025, $30.9 million of interest income on debt securities was excluded from Federal taxation, and $8.0 million was excluded from state taxation. In 2024, $31.0 million of interest income on debt securities was excluded from Federal taxation, and $13.1 million was excluded from state taxation.
Deposits
Our deposits averaged $17.32 billion for the year ended December 31, 2025 and $16.85 billion for 2024. Total deposits increased $333.7 million, or 1.9%, to $17.48 billion as of December 31, 2025, from $17.15 billion as of December 31, 2024. Uninsured deposits including related interest accrued and unpaid were $8.77 billion as of December 31, 2025 compared to $8.39 billion as of December 31, 2024. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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
Table 22 reflects the classification of the brokered deposits as of December 31, 2025 and 2024.
Table 22: Brokered Deposits

	December 31, 2025	December 31, 2024
	(In thousands)
Insured Cash Sweep and Other Transaction Accounts	$435,678	$448,442
Total Brokered Deposits	$435,678	$448,442
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve reduced the target rate three times during 2024. First, on September 18, 2024, the Federal Reserve reduced the target rate to 4.75% to 5.00%, second, on November 7, 2024, the target rate was reduced to 4.50% to 4.75% and third, on December 18, 2024, the target rate was reduced to 4.25% to 4.50%. The Federal Reserve reduced the target rate three times during 2025. First, on September 17, 2025, the Federal Reserve reduced the target rate to 4.00% to 4.25%, second, on October 29, 2025, the target rate was reduced to 3.75% to 4.00% and third, on December 10, 2025, the target rate was reduced to 3.50% to 3.75%.
Table 23 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2025, 2024, and 2023.
Table 23: Average Deposit Balances and Rates

	Years Ended December 31,
	2025		2024		2023
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$3,961,332	—%	$4,029,684	—%	$4,599,241	—%
Interest-bearing transaction accounts	10,388,404	2.61	9,953,784	2.97	9,905,696	2.51
Savings deposits	1,103,537	0.71	1,124,219	0.84	1,256,548	0.78
Time deposits:
$100,000 or more	1,298,075	3.82	1,150,737	4.28	822,977	3.17
Other time deposits	566,599	3.30	596,565	3.75	461,179	2.46
Total	$17,317,947	2.00%	$16,854,989	2.23%	$17,045,641	1.74%

Table 24 presents our maturities of time deposits as of December 31, 2025 and December 31, 2024.
Table 24: Maturities of Time Deposits

	As of December 31,
	2025			2024
	Insured	Uninsured	Total	Insured	Uninsured	Total
	(Dollars in thousands)
Maturing
Three months or less	$474,969	$213,325	$688,294	$470,966	$258,182	$729,148
Over three months to six months	267,736	91,618	359,354	275,917	96,544	372,461
Over six months to 12 months	249,951	204,412	454,363	313,341	267,888	581,229
Over 12 months	85,557	231,156	316,713	96,659	12,835	109,494
Total	$1,078,213	$740,511	$1,818,724	$1,156,883	$635,449	$1,792,332
Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $6.5 million, or 4.0%, from $162.4 million as of December 31, 2024 to $155.8 million as of December 31, 2025.
FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $500.0 million and $600.0 million at December 31, 2025 and 2024, respectively. At December 31, 2025, $100.0 million and $400.0 million balance was classified as short-term and long-term advances, respectively. At December 31, 2024, $100.0 million and $500.0 million balance was classified as short-term and long-term advances, respectively. The FHLB advances mature from 2026 to 2037 with fixed interest rates ranging from 3.37% to 4.84% and are secured by loans and investments securities. Expected maturities could differ from contractual maturities because the FHLB has the right to call or the Company has the right to prepay certain obligations.
Other borrowed funds were $250,000 as of December 31, 2025 and were classified as short-term advances. Other borrowed funds were $750,000 as of December 31, 2024 and were classified as short-term advances. During the fourth quarter of 2024, the Company paid off its $700.0 million advance from the Federal Reserve's Bank Term Funding Program ("BTFP").
Additionally, the Company had $1.48 billion and $1.22 billion at December 31, 2025 and 2024, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2025 and 2024, respectively.
Subordinated Debentures
Subordinated debentures were $279.3 million and $439.2 million as of December 31, 2025 and 2024, respectively.
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
Stockholders’ Equity
Stockholders’ equity increased $335.8 million to $4.30 billion as of December 31, 2025, compared to $3.96 billion as of December 31, 2024. The increase in stockholders’ equity is primarily associated with the $475.4 million in net income and the $90.2 million in accumulated other comprehensive income, which were partially offset by the $158.9 million of shareholder dividends paid and the repurchase of $81.4 million of our common stock during 2025. The improvement in stockholders’ equity was 8.5% for the year ended December 31, 2025 compared to December 31, 2024. As of December 31, 2025 and 2024, our equity to asset ratio was 18.78% and 17.61%, respectively. Book value per common share was $21.88 at December 31, 2025 compared to $19.92 at December 31, 2024.
Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.805, $0.75 and $0.72 per share for the years ended December 31, 2025, 2024 and 2023, respectively. The common stock dividend payout ratio for the year ended December 31, 2025, 2024 and 2023 was 33.43%, 37.29% and 37.13% respectively.
Stock Repurchase Program. On January 17, 2025, the Board of Directors (the “Board”) of the Company authorized an increase in the shares of the Company’s common stock available for repurchase under its stock repurchase program, which was originally approved by the Board in January 2008 and most recently amended in January 2021, to renew the authorization to 20,000,000 shares. During 2025, the Company repurchased a total of 2,890,706 shares with a weighted-average stock price of $28.13 per share. The 2025 earnings were used to fund the repurchases during the year. Shares repurchased under the program as of December 31, 2025 total 29,398,213 shares. The remaining balance available for repurchase was 17,109,294 shares at December 31, 2025.

Liquidity and Capital Adequacy Requirements
Parent Company Liquidity. The primary sources for payment of our operating expenses and dividends are current cash on hand ($415.4 million as of December 31, 2025), dividends received from our bank subsidiary and a $20.0 million unfunded line of credit with another financial institution.
Bank Liquidity. At December 31, 2025, we held $1.94 billion in assets that could be used for liquidity purposes, which we refer to as net available internal liquidity. This balance consisted of $1.40 billion in unpledged investment securities which could be used for additional secured borrowing capacity, $385.1 million in cash on deposit with the Federal Reserve Bank ("FRB") and $147.6 million in other liquid cash accounts.
Consistent with our practice of maintaining access to significant external liquidity, we had $4.02 billion in net available sources of borrowed funds, which we refer to as net available external liquidity, as of December 31, 2025. This included $5.75 billion in total borrowing capacity with the Federal Home Loan Bank ("FHLB"), of which $1.98 billion has been drawn upon in the ordinary course of business, resulting in $3.77 billion in net available liquidity with the FHLB as of December 31, 2025. The $1.98 billion consisted of $500.0 million in outstanding FHLB advances and $1.48 billion used for pledging purposes. We also had access to approximately $162.9 million available borrowing capacity from the Discount Window. As of December 31, 2025, the Company also had access to $35.0 million from First National Bankers’ Bank ("FNBB"), and $55.0 million from other various external sources.
Overall, we had $5.96 billion net available liquidity as of December 31, 2025, which consisted of $1.94 billion of net available internal liquidity and $4.02 billion in net available external liquidity.
Table 25 reflects the details on our available liquidity as of December 31, 2025.
Table 25: Available Liquidity

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unpledged investment securities (market value)	$1,403,768	$—	$1,403,768
Cash at FRB	385,079	—	385,079
Other liquid cash accounts	147,579	—	147,579
Total Internal Liquidity	1,936,426	—	1,936,426
External Sources
FHLB	5,747,733	1,977,575	3,770,158
FRB Discount Window	162,894	—	162,894
FNBB	35,000	—	35,000
Other	55,000	—	55,000
Total External Liquidity	6,000,627	1,977,575	4,023,052
Total Available Liquidity	$7,937,053	$1,977,575	$5,959,478
We have continued to limit our exposure to uninsured deposits and have been actively monitoring this exposure. As of December 31, 2025, we held approximately $8.77 billion in uninsured deposits of which $943.7 million were intercompany subsidiary deposit balances and $3.26 billion were collateralized deposits, for a net position of $4.56 billion. This represents approximately 26.1% of total deposits. In addition, net available liquidity exceeded uninsured and uncollateralized deposits by $1.40 billion.

Table 26 presents our uninsured deposit detail as of December 31, 2025.
Table 26: Uninsured Deposits

(in thousands)	As of December 31, 2025
Uninsured Deposits	$8,765,483
Intercompany Subsidiary and Affiliate Balances	943,716
Collateralized Deposits	3,261,584
Net Uninsured Position	$4,560,183

Total Available Liquidity	$5,959,478
Net Uninsured Position	4,560,183
Net Available Liquidity in Excess of Uninsured Deposits	$1,399,295
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2025 and December 31, 2024, we met all regulatory capital adequacy requirements to which we were subject.
On December 31, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 27, 2020, the federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule, which is reflected in the risk-based capital ratios as of December 31, 2024. The risk-based capital ratios as of December 31, 2025, do not include a transitional period adjustment as the transition period has ended.

Table 27 presents our risk-based capital ratios as of December 31, 2025 and 2024.
Table 27: Risk-Based Capital

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$4,296,871	$3,961,025
ASC 326 transitional period adjustment	—	8,123
Goodwill and core deposit intangibles, net	(1,430,107)	(1,438,140)
Unrealized loss on available-for-sale securities	165,887	256,108
Total common equity Tier 1 capital	3,032,651	2,787,116
Total Tier 1 capital	3,032,651	2,787,116
Tier 2 capital
Allowance for credit losses	297,583	275,880
ASC 326 transitional period adjustment	—	(8,123)
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(63,704)	(36,105)
Qualifying allowance for credit losses	233,879	231,652
Qualifying subordinated notes	279,265	439,246
Total Tier 2 capital	513,144	670,898
Total risk-based capital	$3,545,795	$3,458,014
Average total assets for leverage ratio	$21,528,936	$21,365,045
Risk weighted assets	$18,607,517	$18,447,826
Ratios at end of period
Common equity Tier 1 capital	16.30%	15.11%
Leverage ratio	14.09	13.05
Tier 1 risk-based capital	16.30	15.11
Total risk-based capital	19.06	18.74
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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
Table 28 presents actual capital amounts and ratios as of December 31, 2025 and 2024, for our bank subsidiary and us.
Table 28: Capital and Ratios

	Actual		Minimum Capital Requirement – Basel III		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2025
Common equity Tier 1 capital ratios:
Home BancShares	$3,032,651	16.30%	$1,302,526	7.00%	N/A	N/A
Centennial Bank	2,732,790	14.82	1,290,791	7.00	1,198,592	6.50
Leverage ratios:
Home BancShares	$3,032,651	14.09%	$861,157	4.00%	N/A	N/A
Centennial Bank	2,732,790	12.78	855,333	4.00	1,069,167	5.00
Tier 1 capital ratios:
Home BancShares	$3,032,651	16.30%	$1,581,639	8.50%	N/A	N/A
Centennial Bank	2,732,790	14.82	1,567,390	8.50	1,475,190	8.00
Total risk-based capital ratios:
Home BancShares	$3,545,795	19.06%	$1,953,789	10.50%	N/A	N/A
Centennial Bank	2,964,662	16.07	1,937,085	10.50	1,844,843	10.00
As of December 31, 2024
Common equity Tier 1 capital ratios:
Home BancShares	$2,787,116	15.11%	$1,291,348	7.00%	N/A	N/A
Centennial Bank	2,604,830	14.17	1,286,790	7.00	1,194,876	6.50
Leverage ratios:
Home BancShares	$2,787,116	13.05%	$854,602	4.00%	N/A	N/A
Centennial Bank	2,604,830	12.23	851,948	4.00	1,064,935	5.00
Tier 1 capital ratios:
Home BancShares	$2,787,116	15.11%	$1,568,065	8.50%	N/A	N/A
Centennial Bank	2,604,830	14.17	1,562,530	8.50	1,470,617	8.00
Total risk-based capital ratios:
Home BancShares	$3,458,014	18.74%	$1,937,022	10.50%	N/A	N/A
Centennial Bank	2,835,636	15.43	1,929,629	10.50	1,837,742	10.00
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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $131.9 million and $153.9 million at December 31, 2025 and 2024, respectively.
Table 29 presents the anticipated funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2025.
Table 29: Funding Requirements of Financial Commitments

	Payments Due by Period
	Less than One Year	One-Three Years	Three-Five Years	Greater than Five Years	Total
	(In thousands)
Operating lease obligations	$9,802	$13,066	$9,838	$16,822	$49,528
FHLB advances & other borrowings by contractual maturity	100,250	—	—	400,000	500,250
Subordinated debentures	—	—	—	279,265	279,265
Loan commitments	1,731,117	1,677,515	312,586	411,163	4,132,381
Letters of credit	126,380	5,478	—	—	131,858
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

In Table 30 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 30: Earnings, As Adjusted

	Years Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
GAAP net income available to common shareholders (A)	$475,441	$402,241	$392,929
Adjustments:
FDIC special assessment	(1,516)	2,260	12,983
BOLI death benefit	(1,430)	(257)	(3,117)
Fair value adjustment for marketable securities	(2,397)	(2,971)	1,094
Gain on sale of building	(983)	(2,059)	—
Recoveries on historic losses	(2,040)	—	(3,461)
Special income from equity investments	(7,389)	—	—
Merger expenses	580	—	—
Gain on retirement of subordinated debt	(1,882)	—	—
Legal fee reimbursement	(885)	—	—
Legal claims expense	3,300	—	—
Total adjustments	(14,642)	(3,027)	7,499
Tax-effect of adjustments(1)	(3,314)	(688)	1,959
Deferred tax asset write-down	—	2,030	—
Total adjustments after tax (B)	(11,328)	(309)	5,540
Earnings, as adjusted (C)	$464,113	$401,932	$398,469
Average diluted shares outstanding (D)	197,651	200,069	202,773
GAAP diluted earnings per share: A/D	$2.41	$2.01	$1.94
Adjustments after-tax: B/D	(0.06)	—	0.03
Diluted earnings per common share excluding adjustments: C/D	$2.35	$2.01	$1.97
(1) Blended statutory tax rate of 24.359% for 2025, 24.433% for 2024 and 24.989% for 2023.
We had $1.43 billion, $1.44 billion and $1.45 billion total goodwill, core deposit intangibles and other intangible assets as of December 31, 2025, 2024 and 2023, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share; return on average assets, excluding intangible amortization; return on average assets, as adjusted; return on average common equity, as adjusted; return on average tangible equity excluding intangible amortization; return on average tangible equity, as adjusted and tangible equity to tangible assets are useful in evaluating our Company. These calculations, which are similar to the GAAP calculation of diluted earnings per common share, book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 31 through 34, respectively.
Table 31: Tangible Book Value Per Share

	Years Ended December 31,
	2025	2024
	(In thousands, except per share data)
Book value per share: A/B	$21.88	$19.92
Tangible book value per share: (A-C-D)/B	14.60	12.68
(A) Total equity	$4,296,871	$3,961,025
(B) Shares outstanding	196,357	198,882
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangible	32,293	40,327

Table 32: Return on Average Assets Excluding Intangible Amortization

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Return on average assets: A/D	2.10%	1.77%	1.77%
Return on average assets excluding intangible amortization: (A+B)/(D-E)	2.26	1.92	1.93
Return on average assets, as adjusted: (A+C)/D	2.05	1.77	1.79
(A) Net income	$475,441	$402,241	$392,929
(B) Intangible amortization after-tax	6,072	6,345	7,288
(C) Adjustments after-tax	(11,328)	(309)	5,540
(D) Average assets	22,693,595	22,754,380	22,217,910
(E) Average goodwill, core deposits and other intangible assets	1,434,468	1,442,713	1,451,705
Table 33: Return on Average Tangible Equity Excluding Intangible Amortization

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Return on average equity: A/D	11.61%	10.43%	10.82%
Return on average common equity, as adjusted: (A+C)/D	11.33	10.42	10.97
Return on average tangible common equity: A/(D-E)	17.87	16.66	18.03
Return on average tangible equity excluding intangible amortization: B/(D-E)	18.10	16.92	18.36
Return on average tangible common equity, as adjusted: (A+C)/(D-E)	17.44	16.64	18.28
(A) Net income	$475,441	$402,241	$392,929
(B) Earnings excluding intangible amortization	481,513	408,586	400,217
(C) Adjustments after-tax	(11,328)	(309)	5,540
(D) Average equity	4,095,443	3,857,677	3,631,300
(E) Average goodwill, core deposits and other intangible assets	1,434,468	1,442,713	1,451,705
Table 34: Tangible Equity to Tangible Assets

	Years Ended December 31,
	2025	2024
	(Dollars in thousands)
Equity to assets: B/A	18.78%	17.61%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	13.36	11.98
(A) Total assets	$22,881,879	$22,490,748
(B) Total equity	4,296,871	3,961,025
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangible	32,293	40,327

The efficiency ratio is a standard measure used in the banking industry and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio, as adjusted, is a meaningful non-GAAP measure for management, as it excludes certain items and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding items such as merger expenses and/or certain other gains and losses. In Table 35 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 35: Efficiency Ratio, As Adjusted

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Net interest income (A)	$892,360	$848,774	$826,945
Non-interest income (B)	198,509	168,574	169,934
Non-interest expense (C)	458,169	446,936	472,863
FTE Adjustment (D)	10,228	8,534	5,506
Amortization of intangibles (E)	8,034	8,443	9,685
Adjustments:
Non-interest income:
Gain on retirement of subordinated debt	$1,882	$—	$—
Fair value adjustment for marketable securities	2,397	2,971	(1,094)
Special income from equity investments	7,389	—	—
(Loss) gain on OREO, net	(161)	(2,272)	332
Gain on branches, equipment and other assets, net	754	2,102	1,507
BOLI death benefits	1,430	257	3,117
Legal expense reimbursement	885	—	—
Recoveries on historic losses	2,040	—	3,461
Total non-interest income adjustments (F)	$16,616	$3,058	$7,323
Non-interest expense:
FDIC special assessment	$(1,516)	$2,260	$12,983
Merger expenses	580	—	—
Legal claims expense	3,300	—	—
Total non-interest expense adjustments (G)	$2,364	$2,260	$12,983
Efficiency ratio (reported): ((C-E)/(A+B+D))	40.88%	42.74%	46.21%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	41.29	42.65	45.24

Table 36 presents selected unaudited quarterly financial information for 2025 and 2024.
Table 36: Quarterly Results

	2025 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$312,542	$319,115	$323,532	$323,631	$1,278,820
Total interest expense	97,886	99,163	97,366	92,045	$386,460
Net interest income	214,656	219,952	226,166	231,586	892,360
Provision for credit losses	—	3,000	3,506	14,399	20,905
Net interest income after provision for credit losses	214,656	216,952	222,660	217,187	871,455
Total non-interest income	45,426	51,079	51,505	50,499	198,509
Total non-interest expense	112,928	116,040	114,838	114,363	458,169
Income before income taxes	147,154	151,991	159,327	153,323	611,795
Income tax expense	31,945	33,588	35,723	35,098	136,354
Net income	$115,209	$118,403	$123,604	$118,225	$475,441
Per share data:
Basic earnings per common share	$0.58	$0.60	$0.63	$0.60	$2.41
Diluted earnings per common share	0.58	0.60	0.63	0.60	2.41

	2024 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$316,915	$327,303	$332,845	$322,714	$1,299,777
Total interest expense	112,325	115,481	117,625	105,572	451,003
Net interest income	204,590	211,822	215,220	217,142	848,774
Provision for credit losses	4,500	8,000	18,870	16,700	48,070
Net interest income after provision for credit losses	200,090	203,822	196,350	200,442	800,704
Total non-interest income	41,799	42,774	42,779	41,222	168,574
Total non-interest expense	111,496	113,185	110,045	112,210	446,936
Income before income taxes	130,393	133,411	129,084	129,454	522,342
Income tax expense	30,284	31,881	29,046	28,890	120,101
Net income	$100,109	$101,530	$100,038	$100,564	$402,241
Per share data:
Basic earnings per common share	$0.50	$0.51	$0.50	$0.51	$2.01
Diluted earnings per common share	0.50	0.51	0.50	0.51	2.01
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
For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2025, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 37 presents our sensitivity to net interest income as of December 31, 2025.
Table 37: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base December 31, 2025	Percentage Change from Base December 31, 2024	December 31, 2025 vs. 2024
Up 200 basis points	10.93%	10.07%	0.86%
Up 100 basis points	5.63	5.08	0.55%
Down 100 basis points	(5.88)	(5.71)	(0.17)%
Down 200 basis points	(10.48)	(11.20)	0.72%
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
Under the supervision and with the participation of management, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.
Forvis Mazars, LLP, Little Rock, Arkansas, (U.S. PCAOB Auditor Firm I.D.:686), the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Home BancShares, Inc.
Conway, Arkansas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion thereon.
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

Allowance for Credit Losses
As discussed in Notes 1 and 4 to the financial statements, the Company’s loan portfolio and the associated allowance for credit losses (“ACL”) were $15.69 billion and $297.6 million, respectively, as of December 31, 2025. The Company estimates the ACL based on internal and external information relating to past events, current conditions, and reasonable and supportable forecasts. The Company uses the discounted cash flow method to estimate expected losses for all of the Company’s loan segments that exhibit similar risk characteristics and loans that do not share risk characteristics are evaluated on an individual basis. For each loan segment, the Company generates cash flow projections at the instrument level adjusting payment expectations for estimated prepayment speed, curtailments, time to recovery, probability of default and loss given default. Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan segments. Consideration is given to the following factors: changes in lending policies, procedures and strategies; changes in nature and volume of the portfolio; staff experience; changes in volume and trends in classified loans, delinquencies and nonaccruals; concentration risk; trends in underlying collateral values; external factors such as competition, legal and regulatory environment; changes in the quality of the loan review system; and economic conditions.
Auditing management’s estimate of the allowances for loan credit losses, and more specifically the qualitative factor adjustments applied in the ACL for economic conditions, is a critical audit matter. The principal consideration for our determination of the critical audit matter is a high degree of subjectivity of the assumptions utilized in calculating the qualitative reserve components within the model. Furthermore, certain inputs and assumptions required a higher degree of auditor judgment due to the nature and extent of audit evidence and effort required to address this matter.
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
•Evaluated the economic conditions qualitative factor for appropriate identification and application including reasonableness of the basis for adjustment.
•Analyzed the total qualitative factor adjustment applied to each loan segment and evaluated the appropriateness of the change in the qualitative factor adjustment in relation to the movement in the quantitative loss rate.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2005.
Little Rock, Arkansas
February 27, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors and Audit Committee
Home BancShares, Inc.
Conway, Arkansas
Opinion on the Internal Control over Financial Reporting
We have audited Home BancShares Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Forvis Mazars, LLP
Little Rock, Arkansas
February 27, 2026

Home BancShares, Inc.
Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2025	2024
Assets
Cash and due from banks	$237,224	$281,063
Interest-bearing deposits with other banks	430,113	629,284
Cash and cash equivalents	667,337	910,347
Federal funds sold	3,000	3,725
Investment securities — available-for-sale, net of allowance for credit losses of $0 and $2,195 at December 31, 2025 and December 31, 2024, respectively (amortized cost of $3,088,820 and $3,410,272 at December 31, 2025 and December 31, 2024, respectively)	2,871,931	3,072,639
Investment securities — held-to-maturity, net of allowance for credit losses of $2,005 at both December 31, 2025 and 2024	1,259,262	1,275,204
Total investment securities	4,131,193	4,347,843
Loans receivable	15,686,209	14,764,500
Allowance for credit losses	(297,583)	(275,880)
Loans receivable, net	15,388,626	14,488,620
Bank premises and equipment, net	369,324	386,322
Foreclosed assets held for sale	39,831	43,407
Cash value of life insurance	220,469	219,786
Accrued interest receivable	108,939	120,129
Deferred tax asset, net	148,022	186,697
Goodwill	1,398,253	1,398,253
Core deposit intangible	32,293	40,327
Other assets	374,592	345,292
Total assets	$22,881,879	$22,490,748
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$3,868,405	$4,006,115
Savings and interest-bearing transaction accounts	11,792,828	11,347,850
Time deposits	1,818,724	1,792,332
Total deposits	17,479,957	17,146,297
Securities sold under agreements to repurchase	155,803	162,350
FHLB and other borrowed funds	500,250	600,750
Accrued interest payable and other liabilities	169,733	181,080
Subordinated debentures	279,265	439,246
Total liabilities	18,585,008	18,529,723
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 400,000,000 in 2025 and 300,000,000 in 2024; shares issued and outstanding 196,357,167 in 2025 and 198,882,402 in 2024	1,964	1,989
Capital surplus	2,201,923	2,272,794
Retained earnings	2,258,871	1,942,350
Accumulated other comprehensive loss	(165,887)	(256,108)
Total stockholders’ equity	4,296,871	3,961,025
Total liabilities and stockholders’ equity	$22,881,879	$22,490,748
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Interest income:
Loans	$1,115,481	$1,100,004	$989,616
Investment securities
Taxable	106,063	125,765	138,575
Tax-exempt	30,853	30,980	31,618
Deposits – other banks	26,218	42,773	15,023
Federal funds sold	205	255	221
Total interest income	1,278,820	1,299,777	1,175,053
Interest expense:
Interest on deposits	346,976	376,638	295,978
Federal funds purchased	—	1	3
FHLB and other borrowed funds	21,804	52,455	30,825
Securities sold under agreements to repurchase	4,067	5,448	4,813
Subordinated debentures	13,613	16,461	16,489
Total interest expense	386,460	451,003	348,108
Net interest income	892,360	848,774	826,945
Provision for credit losses on loans	24,100	48,400	11,950
Recovery of credit losses on unfunded commitments	(1,000)	—	(1,500)
(Recovery of ) provision for credit losses on investment securities	(2,195)	(330)	1,683
Total credit loss expense	20,905	48,070	12,133
Net interest income after provision for credit losses	871,455	800,704	814,812
Non-interest income:
Service charges on deposit accounts	40,168	39,223	39,207
Other service charges and fees	46,610	43,009	44,188
Trust fees	19,715	18,717	17,892
Mortgage lending income	17,750	15,789	10,738
Insurance commissions	2,158	2,151	2,086
Increase in cash value of life insurance	6,061	4,850	4,655
Dividends from FHLB, FRB, FNBB & other	10,711	11,462	11,642
Gain on sale of SBA loans	642	617	278
Gain on branches, equipment and other assets, net	754	2,102	1,507
(Loss) gain on OREO, net	(161)	(2,272)	332
Fair value adjustment for marketable securities	2,397	2,971	(1,094)
Other income	51,704	29,955	38,503
Total non-interest income	198,509	168,574	169,934
Non-interest expense:
Salaries and employee benefits	252,868	241,022	256,966
Occupancy and equipment	57,710	58,031	60,303
Data processing expense	34,446	36,494	36,329
Merger and acquisition expenses	580	—	—
Other operating expenses	112,565	111,389	119,265
Total non-interest expense	458,169	446,936	472,863
Income before income taxes	611,795	522,342	511,883
Income tax expense	136,354	120,101	118,954
Net income	$475,441	$402,241	$392,929
Basic earnings per common share	$2.41	$2.01	$1.94
Diluted earnings per common share	$2.41	$2.01	$1.94
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net income available to all stockholders	$475,441	$402,241	$392,929
Net unrealized gain (loss) on available-for-sale securities	118,548	(4,870)	72,617
Other comprehensive income (loss), before tax effect	118,548	(4,870)	72,617
Tax effect	(28,327)	(2,163)	(16,234)
Other comprehensive income (loss)	90,221	(7,033)	56,383
Comprehensive income (loss)	$565,662	$395,208	$449,312
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2025, 2024 and 2023

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2023	$2,034	$2,386,699	$1,443,087	$(305,458)	$3,526,362
Comprehensive income:
Net income	—	—	392,929	—	392,929
Other comprehensive income	—	—	—	56,383	56,383
Net issuance of 118,653 shares of common stock from exercise of stock options	1	801	—	—	802
Repurchase of 2,225,849 shares of common stock	(22)	(48,319)	—	—	(48,341)
Share-based compensation net issuance of 200,000 shares of restricted common stock	2	9,272	—	—	9,274
Excise tax expense from repurchase of common stock	—	(430)	—	—	(430)
Cash dividends – Common Stock, $0.72 per share	—	—	(145,904)	—	(145,904)
Balances at December 31, 2023	2,015	2,348,023	1,690,112	(249,075)	3,791,075
Comprehensive income:
Net income	—	—	402,241	—	402,241
Other comprehensive loss	—	—	—	(7,033)	(7,033)
Net issuance of 408,617 shares of common stock from exercise of stock options	4	2,012	—	—	2,016
Repurchase of 3,521,792 shares of common stock	(35)	(86,047)	—	—	(86,082)
Share-based compensation net issuance of 469,083 shares of restricted common stock	5	9,217	—	—	9,222
Excise tax expense from repurchase of common stock	—	(411)	—	—	(411)
Cash dividends – Common Stock, $0.75 per share	—	—	(150,003)	—	(150,003)
Balances at December 31, 2024	1,989	2,272,794	1,942,350	(256,108)	3,961,025
Comprehensive income:
Net income	—	—	475,441	—	475,441
Other comprehensive income	—	—	—	90,221	90,221
Net issuance of 117,471 shares of common stock from exercise of stock options	1	601	—	—	602
Repurchase of 2,890,706 shares of common stock	(28)	(81,382)	—	—	(81,410)
Share-based compensation net issuance of 248,000 shares of restricted common stock	2	10,720	—	—	10,722
Excise tax expense from repurchase of common stock	—	(810)	—	—	(810)
Cash dividends – Common Stock, $0.805 per share	—	—	(158,920)	—	(158,920)
Balances at December 31, 2025	$1,964	$2,201,923	$2,258,871	$(165,887)	$4,296,871
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Cash Flows
	Years Ended December 31,
(In thousands)	2025	2024	2023
Operating Activities
Net income	$475,441	$402,241	$392,929
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	29,192	29,198	30,929
(Increase) decrease in value of equity securities	(2,397)	(2,971)	1,094
Increase in value of equity method investments	(11,599)	(3,805)	(11,160)
Amortization of securities, net	12,827	14,446	16,491
Accretion of purchased loans	(5,148)	(8,133)	(10,587)
Share-based compensation	10,722	9,222	9,274
Gain on assets	(2,665)	(542)	(2,117)
Gain on repurchase of subordinated debentures	(1,882)	—	—
Provision for credit losses - loans	24,100	48,400	11,950
Recovery of credit losses - unfunded commitments	(1,000)	—	(1,500)
Recovery of credit losses - investment securities	(2,195)	(330)	1,683
Deferred income taxes	10,348	8,304	(4,077)
Increase in cash value of life insurance	(6,061)	(4,850)	(4,655)
Originations of mortgage loans held for sale	(737,233)	(630,181)	(480,847)
Proceeds from sales of mortgage loans held for sale	631,918	633,384	437,248
Changes in assets and liabilities:
Accrued interest receivable	11,190	(1,163)	(15,767)
Other assets	(25,930)	(19,001)	9,506
Accrued interest payable and other liabilities	(10,347)	(13,573)	(724)
Net cash provided by operating activities	399,281	460,646	379,670
Investing Activities
Net decrease (increase) in federal funds sold	725	1,375	(5,100)
Net increase in loans	(828,361)	(420,984)	(9,037)
Purchases of investment securities – available-for-sale	(113,840)	(64,073)	(9,894)
Proceeds from maturities of investment securities – available-for-sale	422,151	480,074	597,912
Proceeds from maturities of investment securities – held-to-maturity	16,255	6,993	5,897
Purchases of equity securities	(5,000)	—	—
Proceeds from sales of equity securities	2,429	3,436	1,522
Purchases of other investments	—	—	(3,364)
Proceeds from redemption of other investments	13,221	643	—
OREO Improvements	(3,493)	—	—
Proceeds from foreclosed assets held for sale	11,629	2,293	1,292
Proceeds from sale of SBA loans	10,639	8,519	3,968
Purchases of premises and equipment	(22,265)	(38,531)	(22,465)
Proceeds from sales of premises and equipment	18,809	26,268	13,915
Return of (purchase of) investment on cash value of life insurance	6,784	(346)	3,813
Net cash (used in) provided by investing activities	(470,317)	5,667	578,459

Home BancShares, Inc.
Consolidated Statements of Cash Flows
	Years Ended December 31,
(In thousands)	2025	2024	2023
Financing Activities
Net increase (decrease) in deposits	333,660	358,586	(1,151,072)
Net (decrease) increase in securities sold under agreements to repurchase	(6,547)	20,265	10,939
Increase in FHLB and other borrowed funds	—	1,401,000	6,476,550
Decrease in FHLB and other borrowed funds	(100,500)	(2,101,550)	(5,825,250)
Retirement of subordinated debentures	(158,049)	—	—
Proceeds from exercise of stock options	602	2,016	802
Repurchase of common stock	(82,220)	(86,493)	(48,771)
Dividends paid on common stock	(158,920)	(150,003)	(145,904)
Net cash used in financing activities	(171,974)	(556,179)	(682,706)
Net change in cash and cash equivalents	(243,010)	(89,866)	275,423
Cash and cash equivalents – beginning of year	910,347	1,000,213	724,790
Cash and cash equivalents – end of year	$667,337	$910,347	$1,000,213
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”) and interest-bearing deposits with other banks. Included in cash and cash equivalents were $9.4 million and $15.4 million of restricted cash as of December 31, 2025 and 2024, respectively.
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
Debt securities available-for-sale ("AFS") are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income (loss), net of taxes. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326, Measurement of Credit Losses on Financial Instruments ("ASC 326"). The Company first assesses whether it intends to sell or whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet these criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, and changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. The Company has made the election to exclude accrued interest receivable on AFS securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Debt securities held-to-maturity ("HTM"), which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. The Company evaluates all securities quarterly to determine if any securities in a loss position require a provision for credit losses in accordance with ASC 326. The Company measures expected credit losses on HTM securities on a collective basis by major security type, with each type sharing similar risk characteristics. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Company has made the election to exclude accrued interest receivable on HTM securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or recovery of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed.
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
Intangible Assets
Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 120 months on a straight-line basis. Goodwill is not amortized, but rather, is evaluated for impairment on at least an annual basis or more frequently if changes or circumstances occur. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2025, 2024 and 2023, as required by FASB ASC 350, Intangibles - Goodwill and Other. The 2025, 2024 and 2023 tests indicated no impairment of the Company’s goodwill or core deposit intangibles.
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

The Company has standalone derivative financial instruments acquired in a previous acquisition. These derivative financial instruments consist of interest rate swaps and are recognized as assets and liabilities in the consolidated statements of financial condition at fair value. The Bank’s derivative instruments have not been designated as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in fair value recorded in other non-interest income. In addition, as of December 31, 2025 and December 31, 2024, the Company had derivative contracts outstanding associated with the mortgage loans held for sale portfolio. As of December 31, 2025 and 2024, these derivative instruments are not considered to be material to the Company’s financial position and results of operations.
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
For additional information on the stock-based compensation plan, see Note 12.
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
Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the years ended December 31:

	2025	2024	2023
	(In thousands, except per share data)
Net income	$475,441	$402,241	$392,929
Average common shares outstanding	197,448	199,939	202,627
Effect of common stock options	203	130	146
Diluted common shares outstanding	197,651	200,069	202,773
Basic earnings per common share	$2.41	$2.01	$1.94
Diluted earnings per common share	$2.41	$2.01	$1.94
As of December 31, 2025, 2024 and 2023, the Company's stock options were dilutive to earnings per share. The impact of anti-dilutive shares to the diluted earnings per share calculation was considered immaterial for the periods ended December 31, 2025, 2024 and 2023.
2. Investment Securities
The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	December 31, 2025
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$246,891	$—	$246,891	$998	$(7,107)	$240,782
U.S. government-sponsored mortgage-backed securities	1,345,469	—	1,345,469	1,478	(133,999)	1,212,948
Private mortgage-backed securities	152,578	—	152,578	126	(6,984)	145,720
Non-government-sponsored asset backed securities	158,446	—	158,446	325	(927)	157,844
State and political subdivisions	951,822	—	951,822	1,419	(65,403)	887,838
Other securities	233,614	—	233,614	2,147	(8,962)	226,799
Total	$3,088,820	$—	$3,088,820	$6,493	$(223,382)	$2,871,931

	December 31, 2025
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,841	$—	$43,841	$—	$(1,391)	$42,450
U.S. government-sponsored mortgage-backed securities	114,813	—	114,813	400	(3,258)	111,955
State and political subdivisions	1,102,613	(2,005)	1,100,608	71	(94,032)	1,006,647
Total	$1,261,267	$(2,005)	$1,259,262	$471	$(98,681)	$1,161,052

	December 31, 2024
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$297,698	$—	$297,698	$1,164	$(14,072)	$284,790
U.S. government-sponsored mortgage-backed securities	1,527,463	—	1,527,463	760	(203,539)	1,324,684
Private mortgage-backed securities	184,643	—	184,643	—	(13,249)	171,394
Non-government-sponsored asset backed securities	228,751	—	228,751	331	(3,434)	225,648
State and political subdivisions	956,055	—	956,055	335	(86,029)	870,361
Other securities	215,662	(2,195)	213,467	576	(18,281)	195,762
Total	$3,410,272	$(2,195)	$3,408,077	$3,166	$(338,604)	$3,072,639

	December 31, 2024
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,560	$—	$43,560	$—	$(3,021)	$40,539
U.S. government-sponsored mortgage-backed securities	124,169	—	124,169	—	(6,695)	117,474
State and political subdivisions	1,109,480	(2,005)	1,107,475	39	(122,587)	984,927
Total	$1,277,209	$(2,005)	$1,275,204	$39	$(132,303)	$1,142,940
Assets, principally investment securities, having a fair value of approximately $2.65 billion and $2.61 billion at December 31, 2025 and 2024, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $155.8 million and $162.4 million at December 31, 2025 and 2024, respectively.
The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2025, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$55,691	$55,009	$—	$—
Due after one year through five years	246,695	237,394	111,173	108,846
Due after five years through ten years	372,504	357,413	370,528	346,252
Due after ten years	757,437	705,603	664,753	593,999
U.S. government-sponsored mortgage-backed securities	1,345,469	1,212,948	114,813	111,955
Private mortgage-backed securities	152,578	145,720	—	—
Non-government-sponsored asset backed securities	158,446	157,844	—	—
Total	$3,088,820	$2,871,931	$1,261,267	$1,161,052
During the years ended December 31, 2025, 2024 and 2023, no available-for-sale securities were sold.
The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2025 and 2024:

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$7,152	$(32)	$165,091	$(7,075)	$172,243	$(7,107)
U.S. government-sponsored mortgage-backed securities	26,462	(136)	1,087,888	(133,863)	1,114,350	(133,999)
Private mortgage-backed securities	—	—	135,255	(6,984)	135,255	(6,984)
Non-government-sponsored asset backed securities	22,987	(13)	44,666	(914)	67,653	(927)
State and political subdivisions	15,301	(505)	744,922	(64,898)	760,223	(65,403)
Other securities	5,505	(67)	125,216	(8,895)	130,721	(8,962)
Total	$77,407	$(753)	$2,303,038	$(222,629)	$2,380,445	$(223,382)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$42,451	$(1,391)	$42,451	$(1,391)
U.S. government-sponsored mortgage-backed securities	16,763	(88)	64,000	(3,170)	80,763	(3,258)
State and political subdivisions	19,137	(143)	983,938	(93,889)	1,003,075	(94,032)
Total	$35,900	$(231)	$1,090,389	$(98,450)	$1,126,289	$(98,681)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$25,946	$(326)	$161,759	$(13,746)	$187,705	$(14,072)
U.S. government-sponsored mortgage-backed securities	34,597	(1,088)	1,215,317	(202,451)	1,249,914	(203,539)
Private mortgage-backed securities	9,491	(129)	161,903	(13,120)	171,394	(13,249)
Non-government-sponsored asset backed securities	10,849	(60)	92,857	(3,374)	103,706	(3,434)
State and political subdivisions	46,591	(1,230)	761,289	(84,799)	807,880	(86,029)
Other securities	7,157	(911)	173,204	(17,370)	180,361	(18,281)
Total	$134,631	$(3,744)	$2,566,329	$(334,860)	$2,700,960	$(338,604)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$40,539	$(3,021)	$40,539	$(3,021)
U.S. government-sponsored mortgage-backed securities	48,254	(1,979)	69,220	(4,716)	117,474	(6,695)
State and political subdivisions	29,612	(1,037)	954,335	(121,550)	983,947	(122,587)
Total	$77,866	$(3,016)	$1,064,094	$(129,287)	$1,141,960	$(132,303)
During the year ended December 31, 2025, the Company recovered $2.2 million in AFS reserves due to an upgrade in the credit quality of the subordinated debt investment securities for which an allowance had been previously recorded. During the year ended December 31, 2024, the Company recovered $330,000 in AFS reserves due to an improvement in the unrealized loss position of one of the Company's subordinated debt investments. During the year ended December 31, 2023, one of the Company’s AFS subordinated debt investment securities was downgraded below investment grade. As result, the Company wrote down the value of the investment to its unrealized loss position, which required a $1.7 million provision, but the remaining $842,000 allowance for credit losses on AFS investments associated with certain securities in the subordinated debt portfolio within the banking sector was considered adequate.
At December 31, 2025, 2024 and 2023, the $2.0 million allowance for credit losses for the held-to-maturity portfolio was considered adequate. No additional provision for credit losses was considered necessary for the HTM portfolio.

Available-for-Sale Investment Securities
	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,195	$2,525	$842
Provision for credit loss	(2,195)	(330)	1,683
Ending balance, December 31,	$—	$2,195	$2,525

Held-to-Maturity Investment Securities
	Years Ended December 31,
	2025	2024	2023
Allowance for credit losses:	(In thousands)
Beginning balance	$2,005	$2,005	$2,005
Securities charged-off	—	—	—
Recoveries	—	—	—
Ending balance, December 31,	$2,005	$2,005	$2,005

For the year ended December 31, 2025, the Company had available-for-sale investment securities with approximately $222.6 million in unrealized losses, which have been in continuous loss positions for more than twelve months. The Company’s assessments indicated that the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 48.6% of the Company’s available-for-sale investment portfolio will mature or are expected to pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until recovery of amortized cost.
For the year ended December 31, 2024, the Company had available-for-sale investment securities with approximately $334.9 million in unrealized losses, which had been in continuous loss positions for more than twelve months. With the exception of the subordinated debt investment securities which were downgraded during 2023 resulting in the allowance, the Company’s assessments indicated that the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 38.9% of the Company’s available-for-sale investment portfolio was expected to mature or pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until recovery of amortized cost.
As of December 31, 2025, the Company's available-for-sale securities portfolio consisted of 1,462 investment securities, 1,173 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $223.4 million. The U.S government-sponsored enterprises portfolio contained unrealized losses of $7.1 million on 55 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained $134.0 million of unrealized losses on 612 securities, and the private mortgage-backed securities portfolio contained $7.0 million of unrealized losses on 28 securities. The non-government-sponsored asset backed securities portfolio contained $926,776 of unrealized losses on 12 securities. The state and political subdivisions portfolio contained $65.4 million of unrealized losses on 418 securities. In addition, the other securities portfolio contained $9.0 million of unrealized losses on 48 securities. The unrealized losses on the Company's investments were primarily a result of interest rate changes, and the Company expects to recover the amortized cost basis over the term of the securities. The Company has determined that, as of December 31, 2025, a reserve for credit losses is not necessary because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
As of December 31, 2025, the Company's held-to-maturity securities portfolio consisted of 512 investment securities, 494 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $98.7 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $1.4 million on 5 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained $3.3 million of unrealized losses on 14 securities. The state and political subdivisions portfolio contained $94.0 million of unrealized losses on 475 securities. The unrealized losses on the Company's held-to-maturity investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, the Company has determined that an additional provision for credit losses is not necessary as of December 31, 2025.
The following table summarizes bond ratings for the Company's held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of December 31, 2025 and 2024:

	December 31, 2025
	State and Political Subdivisions	U.S. government-sponsored enterprises	U.S. government-sponsored mortgage-backed securities	Total
	(In thousands)
Aaa/AAA	$239,539	$43,841	$—	$283,380
Aa/AA	825,020	—	—	825,020
A	32,594	—	—	32,594
Not rated	5,460	—	—	5,460
Agency Backed	—	—	114,813	114,813
Total	$1,102,613	$43,841	$114,813	$1,261,267

	December 31, 2024
	State and Political Subdivisions	U.S. government-sponsored enterprises	U.S. government-sponsored mortgage-backed securities	Total
	(In thousands)
Aaa/AAA	$235,504	$43,560	$—	$279,064
Aa/AA	845,876	—	—	845,876
A	23,208	—	—	23,208
Not rated	4,892	—	—	4,892
Agency Backed	—	—	124,169	124,169
Total	$1,109,480	$43,560	$124,169	$1,277,209
Income earned on securities for the years ended is as follows:

	December 31,
	2025	2024	2023
	(In thousands)
Taxable:
Available-for-sale	$76,423	$95,940	$108,650
Held-to-maturity	29,640	29,825	29,925
Tax-exempt:
Available-for-sale	18,687	18,586	19,104
Held-to-maturity	12,166	12,394	12,514
Total	$136,916	$156,745	$170,193

3. Loans Receivable
The various categories of loans receivable are summarized as follows:

	December 31,
	2025	2024
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,290,112	$5,426,780
Construction/land development	2,726,993	2,736,214
Agricultural	332,412	336,993
Residential real estate loans
Residential 1-4 family	2,134,334	1,956,489
Multifamily residential	1,140,911	496,484
Total real estate	11,624,762	10,952,960
Consumer	1,253,746	1,234,361
Commercial and industrial	2,222,401	2,022,775
Agricultural	359,879	367,251
Other	225,421	187,153
Total Loans receivable	$15,686,209	$14,764,500
Allowance for credit losses	(297,583)	(275,880)
Loans receivable, net	$15,388,626	$14,488,620

During the year ended December 31, 2025, the Company sold $9.9 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $642,000. During the year ended December 31, 2024, the Company sold $7.8 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $617,000. During the year ended December 31, 2023, the Company sold $3.7 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $278,000.
Mortgage loans held for sale of approximately $204.0 million and $98.7 million at December 31, 2025 and 2024, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. The Company regularly sells mortgages into the capital markets to mitigate the effects of interest rate volatility during the period from the time an interest rate lock commitment (“IRLC”) is issued until the IRLC funds creating a mortgage loan held for sale and its subsequent sale into the secondary/capital markets. Loan sales are typically executed on a mandatory basis. Under a mandatory commitment, the Company agrees to deliver a specified dollar amount with predetermined terms by a certain date. Generally, the commitment is not loan specific, and any combination of loans can be delivered into the outstanding commitment provided the terms fall within the parameters of the commitment. Upon failure to deliver, the Company is subject to fees based on market movement. These commitments are derivative instruments and their fair values at December 31, 2025 and 2024 were not material.
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. For PCD loans not individually analyzed for impairment, the Company develops separate PCD models for each loan segment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $52.2 million and $76.3 million in PCD loans, as of December 31, 2025 and 2024, respectively. The balance, as of December 31, 2025, consisted of $52.2 million resulting from the acquisition of Happy. The balance, as of December 31, 2024, consisted of $76.3 million resulting from the acquisition of Happy.
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

Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the input assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. Management determined the models in use as of December 31, 2024 were appropriate for use in 2025. The identified loss drivers by segment are included below as of both December 31, 2025 and 2024.

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
During the year ended December 31, 2025, the Company recorded a $24.1 million provision for credit losses on loans and recovered $1.0 million in credit losses on unfunded commitments.
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
During the year ended December 31, 2023, the Company recorded a $12.0 million provision for credit losses on loans, and the Company recovered $1.5 million in provision for unfunded commitments.
The following table presents the activity in the allowance for credit losses for the year ended December 31, 2025.

	Year Ended December 31, 2025
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$52,271	$91,315	$50,835	$49,621	$31,838	$275,880
Loans charged off	(70)	(3,034)	(631)	(6,377)	(5,131)	(15,243)
Recoveries of loans previously charged off	576	8,700	223	2,378	969	12,846
Net loans recovered (charged off)	506	5,666	(408)	(3,999)	(4,162)	(2,397)
Provision for credit loss - loans	(4,754)	(19,761)	22,265	20,310	6,040	24,100
Balance, December 31	$48,023	$77,220	$72,692	$65,932	$33,716	$297,583
During the year ended December 31, 2025, the Company reduced the level of the hurricane reserve from $33.4 million to $6.0 million as the deferred loans returned to regular payment during the year. The reduction in the hurricane reserve and the increase in the economic uncertainty related qualitative factor drove the significant changes in reserve levels between commercial real estate and commercial & industrial loans.

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
The following table presents the balance in the allowance for credit losses for the year ended December 31, 2023.

	Year Ended December 31, 2023
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$32,243	$93,848	$50,963	$89,354	$23,261	$289,669
Loans charged off	(263)	(2,335)	(269)	(9,157)	(4,031)	(16,055)
Recoveries of loans previously charged off	113	533	329	583	1,112	2,670
Net loans (charged off) recovered	(150)	(1,802)	60	(8,574)	(2,919)	(13,385)
Provision for credit loss - loans	1,784	(13,411)	4,837	12,030	6,710	11,950
Balance December 31	$33,877	$78,635	$55,860	$92,810	$27,052	$288,234

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of December 31, 2025 and 2024, respectively:

	December 31, 2025
	Nonaccrual	Nonaccrual With Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$21,685	$14,752	$—
Construction/land development	5,444	—	405
Agricultural	489	—	—
Residential real estate loans
Residential 1-4 family	24,149	—	2,321
Multifamily residential	10,925	10,113	—
Total real estate	62,692	24,865	2,726
Consumer	10,326	4,981	3,290
Commercial and industrial	3,760	—	964
Agricultural & other	1,224	—	—
Total	$78,002	$29,846	$6,980

	December 31, 2024
	Nonaccrual	Nonaccrual With Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$35,868	$28,768	$304
Construction/land development	3,702	—	600
Agricultural	559	—	—
Residential real estate loans
Residential 1-4 family	22,539	—	1,835
Multifamily residential	13,083	—	—
Total real estate	75,751	28,768	2,739
Consumer	6,178	—	32
Commercial and industrial	10,931	—	2,263
Agricultural & other	993	—	—
Total	$93,853	$28,768	$5,034
The Company had $78.0 million and $93.9 million in nonaccrual loans for the periods ended December 31, 2025 and 2024, respectively. In addition, the Company had $7.0 million and $5.0 million in loans past due 90 days or more and still accruing for the periods ended December 31, 2025 and 2024, respectively.
The Company had $29.8 million and $28.8 million in nonaccrual loans with a specific reserve as of December 31, 2025 and 2024, respectively. Interest income recognized on the non-accrual loans for the years ended December 31, 2025, 2024 and 2023 was considered immaterial.

The following table presents the amortized cost basis of impaired loans by class of loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) as of December 31, 2025 and 2024, respectively:

	December 31, 2025
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$93,550	$—	$—
Construction/land development	5,849	—	—
Agricultural	489	—	—
Residential real estate loans
Residential 1-4 family	—	29,402	—
Multifamily residential	—	10,925	—
Total real estate	99,888	40,327	—
Consumer	—	—	13,616
Commercial and industrial	—	—	64,367
Agricultural & other	—	—	1,224
Total	$99,888	$40,327	$79,207

	December 31, 2024
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$125,861	$—	$—
Construction/land development	4,301	—	—
Agricultural	559	—	—
Residential real estate loans
Residential 1-4 family	—	26,549	—
Multifamily residential	—	13,083	—
Total real estate	130,721	39,632	—
Consumer	—	—	14,228
Commercial and industrial	—	—	82,422
Agricultural & other	—	—	993
Total	$130,721	$39,632	$97,643
The Company had $219.4 million and $268.0 million in impaired loans for the periods ended December 31, 2025 and 2024, respectively.
Interest recognized on impaired loans during the years ended December 31, 2025, 2024 and 2023 was approximately $11.2 million, $13.5 million and $2.5 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

The following is an aging analysis for loans receivable as of December 31, 2025 and 2024:

	December 31, 2025
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$37,448	$4,723	$21,685	$63,856	$5,226,256	$5,290,112	$—
Construction/land development	207	7,208	5,849	13,264	2,713,729	2,726,993	405
Agricultural	99	—	489	588	331,824	332,412	—
Residential real estate loans
Residential 1-4 family	3,709	4,650	26,470	34,829	2,099,505	2,134,334	2,321
Multifamily residential	—	—	10,925	10,925	1,129,986	1,140,911	—
Total real estate	41,463	16,581	65,418	123,462	11,501,300	11,624,762	2,726
Consumer	1,251	210	13,616	15,077	1,238,669	1,253,746	3,290
Commercial and industrial	41,433	1,048	4,724	47,205	2,175,196	2,222,401	964
Agricultural and other	1,267	14	1,224	2,505	582,795	585,300	—
Total	$85,414	$17,853	$84,982	$188,249	$15,497,960	$15,686,209	$6,980

	December 31, 2024
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,352	$38,944	$36,172	$79,468	$5,347,312	$5,426,780	$304
Construction/land development	369	799	4,302	5,470	2,730,744	2,736,214	600
Agricultural	90	43	559	692	336,301	336,993	—
Residential real estate loans
Residential 1-4 family	1,897	4,877	24,374	31,148	1,925,341	1,956,489	1,835
Multifamily residential	—	—	13,083	13,083	483,401	496,484	—
Total real estate	6,708	44,663	78,490	129,861	10,823,099	10,952,960	2,739
Consumer	7,046	68	6,210	13,324	1,221,037	1,234,361	32
Commercial and industrial	309	1,028	13,194	14,531	2,008,244	2,022,775	2,263
Agricultural and other	1,082	291	993	2,366	552,038	554,404	—
Total	$15,145	$46,050	$98,887	$160,082	$14,604,418	$14,764,500	$5,034

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

Based on the most recent analysis performed, the risk category of loans by class as of December 31, 2025 and 2024 is as follows:

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$301	$—	$301
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	492,228	210,249	252,348	561,439	426,072	978,310	206,694	3,127,340
Risk rating 4	86,206	108,516	96,811	558,844	278,939	561,388	240,408	1,931,112
Risk rating 5	239	664	1,392	13,790	—	23,161	—	39,246
Risk rating 6	11,983	33,432	1,735	40,615	6,407	97,516	—	191,688
Risk rating 7	—	—	425	—	—	—	—	425
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	590,656	352,861	352,711	1,174,688	711,418	1,660,676	447,102	5,290,112
Construction/land development
Risk rating 1	$—	$—	$—	$—	$8	$—	$—	$8
Risk rating 2	376	93	129	—	—	120	—	718
Risk rating 3	739,449	863,012	181,685	108,648	23,610	54,423	68,558	2,039,385
Risk rating 4	63,720	201,687	56,444	143,542	14,648	20,780	163,294	664,115
Risk rating 5	—	—	—	16,024	—	—	—	16,024
Risk rating 6	—	4,584	275	512	536	836	—	6,743
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	803,545	1,069,376	238,533	268,726	38,802	76,159	231,852	2,726,993
Agricultural
Risk rating 1	$—	$—	$—	$1,169	$—	$—	$—	$1,169
Risk rating 2	—	—	225	—	1,012	—	—	1,237
Risk rating 3	25,875	20,454	16,985	24,312	11,587	37,628	48,561	185,402
Risk rating 4	18,496	24,511	6,407	19,027	18,746	32,232	14,119	133,538
Risk rating 5	—	—	—	4,194	—	111	—	4,305
Risk rating 6	—	1,881	34	358	1,646	2,527	315	6,761
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	44,371	46,846	23,651	49,060	32,991	72,498	62,995	332,412
Total commercial real estate loans	$1,438,572	$1,469,083	$614,895	$1,492,474	$783,211	$1,809,333	$741,949	$8,349,517
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$83	$1	$84
Risk rating 2	—	—	156	—	—	—	1	157
Risk rating 3	284,182	179,100	230,204	344,291	165,821	393,067	120,796	1,717,461
Risk rating 4	14,704	36,409	14,293	53,960	100,597	73,643	83,482	377,088
Risk rating 5	331	—	684	653	981	5,599	101	8,349
Risk rating 6	117	667	4,143	8,520	4,481	12,693	574	31,195
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total residential 1-4 family	299,334	216,176	249,480	407,424	271,880	485,085	204,955	2,134,334

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	237,328	55,087	58,077	141,548	29,736	104,185	9,189	635,150
Risk rating 4	897	663	199,306	197,414	10,767	23,742	29,872	462,661
Risk rating 5	—	—	—	—	503	1,501	—	2,004
Risk rating 6	—	—	—	40,113	—	983	—	41,096
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	238,225	55,750	257,383	379,075	41,006	130,411	39,061	1,140,911
Total real estate	$1,976,131	$1,741,009	$1,121,758	$2,278,973	$1,096,097	$2,424,829	$985,965	$11,624,762
Consumer
Risk rating 1	$4,723	$2,974	$1,306	$970	$449	$1,191	$1,654	$13,267
Risk rating 2	—	—	—	—	—	217	—	217
Risk rating 3	277,176	216,183	150,202	153,393	140,454	255,252	1,218	1,193,878
Risk rating 4	2,526	1,916	1,031	5,092	1,509	4,376	126	16,576
Risk rating 5	—	—	114	464	200	1,146	—	1,924
Risk rating 6	778	12,570	6,296	1,504	246	5,322	28	26,744
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	1,140	—	—	—	1,140
Total consumer	285,203	233,643	158,949	162,563	142,858	267,504	3,026	1,253,746
Commercial and industrial
Risk rating 1	951	$3,241	$288	$364	$636	$20,727	$14,327	$40,534
Risk rating 2	2	43	62	277	—	20	4,018	4,422
Risk rating 3	401,676	92,773	419,568	132,633	41,839	249,339	325,878	1,663,706
Risk rating 4	80,245	33,265	50,968	41,099	23,792	58,246	152,751	440,366
Risk rating 5	—	—	7	40	4,632	955	1,147	6,781
Risk rating 6	852	40,887	391	648	663	1,785	21,025	66,251
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	1	—	329	—	11	341
Total commercial and industrial	483,726	170,209	471,285	175,061	71,891	331,072	519,157	2,222,401
Agricultural and other
Risk rating 1	$214	$556	$344	$78	$16	$90	$948	$2,246
Risk rating 2	552	115	253	16	—	—	2,159	3,095
Risk rating 3	28,999	5,040	4,214	3,111	22,774	17,136	248,547	329,821
Risk rating 4	46,091	8,734	1,127	34,328	3,925	28,167	123,570	245,942
Risk rating 5	—	—	—	1,222	11	—	—	1,233
Risk rating 6	—	1,098	108	343	32	1,265	117	2,963
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	75,856	15,543	6,046	39,098	26,758	46,658	375,341	585,300
Total	$2,820,916	$2,160,404	$1,758,038	$2,655,695	$1,337,604	$3,070,063	$1,883,489	$15,686,209

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$326	$68	$394
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	178,690	331,274	645,431	512,315	220,835	934,598	228,198	3,051,341
Risk rating 4	120,700	91,233	531,601	267,040	131,943	617,978	313,529	2,074,024
Risk rating 5	27	—	1,266	—	1,040	9,613	343	12,289
Risk rating 6	33,781	825	33,998	5,701	9,892	204,535	—	288,732
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	333,198	423,332	1,212,296	785,056	363,710	1,767,050	542,138	5,426,780
Construction/land development
Risk rating 1	$—	$—	$—	$9	$—	$—	$—	$9
Risk rating 2	100	134	—	—	—	157	—	391
Risk rating 3	791,840	397,607	337,382	85,069	40,870	60,994	70,755	1,784,517
Risk rating 4	171,954	173,190	320,896	29,010	6,848	20,977	207,563	930,438
Risk rating 5	13	—	16,390	198	—	—	—	16,601
Risk rating 6	—	108	1,852	1,182	195	871	38	4,246
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	12	—	—	—	12
Total construction/land development	963,907	571,039	676,520	115,480	47,913	82,999	278,356	2,736,214
Agricultural
Risk rating 1	$449	$—	$1,393	$—	$—	$—	$—	$1,842
Risk rating 2	277	238	—	1,080	—	—	—	1,595
Risk rating 3	38,900	32,890	29,013	15,091	20,240	42,896	37,392	216,422
Risk rating 4	13,582	10,167	27,987	19,765	10,453	25,539	5,015	112,508
Risk rating 5	—	—	—	—	—	571	—	571
Risk rating 6	—	—	—	1,555	1,084	1,228	188	4,055
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	53,208	43,295	58,393	37,491	31,777	70,234	42,595	336,993
Total commercial real estate loans	$1,350,313	$1,037,666	$1,947,209	$938,027	$443,400	$1,920,283	$863,089	$8,499,987
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$91	$2	$93
Risk rating 2	—	221	—	—	—	10	4	235
Risk rating 3	219,885	232,289	370,485	222,761	126,372	342,594	120,626	1,635,012
Risk rating 4	14,380	18,404	43,419	22,952	19,318	69,811	93,464	281,748
Risk rating 5	854	1,948	887	2,263	193	1,639	778	8,562
Risk rating 6	—	2,630	8,135	2,971	4,230	12,609	263	30,838
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	1	—	1
Total residential 1-4 family	235,119	255,492	422,926	250,947	150,113	426,755	215,137	1,956,489

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	3,744	11,304	33,411	39,828	51,573	71,488	7,457	218,805
Risk rating 4	297	395	160,913	8,908	58,236	22,820	12,413	263,982
Risk rating 5	—	—	—	—	—	242	—	242
Risk rating 6	—	—	12,647	586	—	222	—	13,455
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	4,041	11,699	206,971	49,322	109,809	94,772	19,870	496,484
Total real estate	$1,589,473	$1,304,857	$2,577,106	$1,238,296	$703,322	$2,441,810	$1,098,096	$10,952,960
Consumer
Risk rating 1	$4,977	$2,256	$1,548	$789	$524	$1,001	$1,589	$12,684
Risk rating 2	—	—	—	—	—	142	—	142
Risk rating 3	268,747	208,277	206,878	173,224	87,540	234,802	1,152	1,180,620
Risk rating 4	7,232	4,556	4,926	1,464	161	5,626	195	24,160
Risk rating 5	—	4	8	216	156	407	—	791
Risk rating 6	75	5,741	3,618	181	339	5,946	55	15,955
Risk rating 7	—	2	—	—	—	—	—	2
Risk rating 8	—	1	—	6	—	—	—	7
Total consumer	281,031	220,837	216,978	175,880	88,720	247,924	2,991	1,234,361
Commercial and industrial
Risk rating 1	$6,417	$833	$575	$417	$214	$20,878	$12,044	$41,378
Risk rating 2	47	117	442	66	4	18	2,709	3,403
Risk rating 3	131,583	509,552	230,981	60,652	43,587	219,289	196,538	1,392,182
Risk rating 4	74,388	53,103	30,832	29,032	6,626	59,163	230,272	483,416
Risk rating 5	—	113	324	4,526	15	—	1,068	6,046
Risk rating 6	47,007	3,198	3,646	12,617	11	9,406	20,464	96,349
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	1	—	—	—	—	1
Total commercial and industrial	259,442	566,916	266,801	107,310	50,457	308,754	463,095	2,022,775
Agricultural and other
Risk rating 1	$705	$375	$120	$16	$100	$—	$993	$2,309
Risk rating 2	153	301	23	—	—	—	2,175	2,652
Risk rating 3	33,060	42,562	38,428	26,408	24,261	31,552	180,103	376,374
Risk rating 4	31,896	2,287	7,467	6,998	338	14,067	106,309	169,362
Risk rating 5	1,914	—	312	—	61	543	5	2,835
Risk rating 6	—	3	—	39	57	663	110	872
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	67,728	45,528	46,350	33,461	24,817	46,825	289,695	554,404
Total	$2,197,674	$2,138,138	$3,107,235	$1,554,947	$867,316	$3,045,313	$1,853,877	$14,764,500

The following table presents gross write-offs by origination date for the year ended December 31, 2025 and December 31, 2024.

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025		2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$5	$400	$47	$289	$2,293	$—	$3,034
Construction/land development	—		18	11	—	41	—	—	70
Residential real estate loans
Residential 1-4 family	—		21	98	309	—	203	—	631
Total real estate	—		44	509	356	330	2,496	—	3,735
Consumer	222	*	82	628	613	277	458	41	2,321
Commercial and industrial	—		149	2,582	763	1,206	898	779	6,377
Agricultural & other	2,808	*	2	—	—	—	—	—	2,810
Total	$3,030		$277	$3,719	$1,732	$1,813	$3,852	$820	$15,243
*The 2025 write-offs primarily consist of overdrafts.

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024		2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$26,059	$779	$9,979	$1,220	$95	$38,132
Construction/land development	—		—	666	526	33	—	212	1,437
Residential real estate loans
Residential 1-4 family	—		57	170	1	58	184	97	567
Multifamily residential	—		—	6,500	—	—	—	—	6,500
Total real estate	—		57	33,395	1,306	10,070	1,404	404	46,636
Consumer	18		134	997	246	336	474	9	2,214
Commercial and industrial	—		576	97	691	116	6,005	3,604	11,089
Agricultural & other	3,026	**	71	—	—	—	—	—	3,097
Total	$3,044		$838	$34,489	$2,243	$10,522	$7,883	$4,017	$63,036
** The 2024 write-off primarily consists of overdrafts.

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of December 31, 2025 and 2024.

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$590,656	$319,429	$352,286	$1,147,293	$709,851	$1,629,945	$447,102	$5,196,562
Non-performing	—	33,432	425	27,395	1,567	30,731	—	93,550
Total non-farm/ non-residential	590,656	352,861	352,711	1,174,688	711,418	1,660,676	447,102	5,290,112
Construction/land development
Performing	803,545	1,065,095	238,336	268,292	38,502	75,522	231,852	2,721,144
Non-performing	—	4,281	197	434	300	637	—	5,849
Total construction/ land development	803,545	1,069,376	238,533	268,726	38,802	76,159	231,852	2,726,993
Agricultural
Performing	$44,371	$46,846	$23,651	$49,060	$32,991	$72,021	$62,983	$331,923
Non-performing	—	—	—	—	—	477	12	489
Total agricultural	44,371	46,846	23,651	49,060	32,991	72,498	62,995	332,412
Total commercial real estate loans	$1,438,572	$1,469,083	$614,895	$1,492,474	$783,211	$1,809,333	$741,949	$8,349,517
Residential real estate loans
Residential 1-4 family
Performing	$299,149	$215,558	$244,767	$400,643	$267,493	$472,717	$204,605	$2,104,932
Non-performing	185	618	4,713	6,781	4,387	12,368	350	29,402
Total residential 1-4 family	299,334	216,176	249,480	407,424	271,880	485,085	204,955	2,134,334
Multifamily residential
Performing	$238,225	$55,750	$257,383	$368,962	$41,006	$129,599	$39,061	$1,129,986
Non-performing	—	—	—	10,113	—	812	—	10,925
Total multifamily residential	238,225	55,750	257,383	379,075	41,006	130,411	39,061	1,140,911
Total real estate	1,976,131	1,741,009	1,121,758	2,278,973	1,096,097	2,424,829	985,965	11,624,762
Consumer
Performing	$285,182	$232,580	$153,116	$160,625	$142,817	$262,786	$3,024	$1,240,130
Non-performing	21	1,063	5,833	1,938	41	4,718	2	13,616
Total consumer	285,203	233,643	158,949	162,563	142,858	267,504	3,026	1,253,746
Commercial and industrial
Performing	$482,817	$129,624	$471,177	$174,639	$71,256	$329,475	$499,046	$2,158,034
Non-performing	909	40,585	108	422	635	1,597	20,111	64,367
Total commercial and industrial	483,726	170,209	471,285	175,061	71,891	331,072	519,157	2,222,401
Agricultural and other
Performing	$75,856	$15,385	$5,938	$38,786	$26,715	$46,132	$375,264	$584,076
Non-performing	—	158	108	312	43	526	77	1,224
Total agricultural and other	75,856	15,543	6,046	39,098	26,758	46,658	375,341	585,300
Total	$2,820,916	$2,160,404	$1,758,038	$2,655,695	$1,337,604	$3,070,063	$1,883,489	$15,686,209

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
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
The Company had approximately $61.6 million or 260 total revolving loans convert to term loans for the year ended December 31, 2025 compared to $55.0 million or 213 total revolving loans convert to term loans for the year ended December 31, 2024. These loans were considered immaterial for vintage disclosure inclusion.

The following table presents the amortized cost basis of modified loans to borrowers experiencing financial difficulty by class and modification type at December 31, 2025 and December 31, 2024. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	December 31, 2025
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$378	$31,869	$—	$1,001	$330	$14,752	$—	$48,330	0.91%
Construction/land development	—	—	—	36	—	—	—	36	—
Residential real estate loans
Residential 1-4 family	1,033	1,018	99	20	2,300	—	114	4,584	0.21
Total real estate	1,411	32,887	99	1,057	2,630	14,752	114	52,950	0.46
Consumer	—	2,938	—	—	—	—	—	2,938	0.23
Commercial and industrial	58	59,585	—	—	74	—	—	59,717	2.69
Total	$1,469	$95,410	$99	$1,057	$2,704	$14,752	$114	$115,605	0.74%

	December 31, 2024
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Principal Reduction and Interest Rate Reduction	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$388	$32,096	$—	$1,228	$339	$—	$15,646	$—	$49,697	0.92%
Construction/land development	—	—	—	52	—	—	—	—	52	—
Residential real estate loans
Residential 1-4 family	1,076	1,198	102	22	523	—	—	117	3,038	0.16
Total real estate	1,464	33,294	102	1,302	862	—	15,646	117	52,787	0.48
Consumer	6	—	—	9	—	2	—	—	17	—
Commercial and industrial	2,337	67,017	—	441	76	—	—	—	69,871	3.45
Total	$3,807	$100,311	$102	$1,752	$938	$2	$15,646	$117	$122,675	0.83%
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 13 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $5.0 million, and the ending balance as of December 31, 2025 was $4.9 million. The $4.9 million balance consists of $736,526 of non-accrual loans and $4.1 million of current loans, of which all were current as of December 31, 2025.

The following table presents the amortized cost basis of loans that had a payment default during the years ended December 31, 2025 and 2024, respectively, and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

December 31, 2025
	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension
(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$—
Construction/land development	—	—
Agricultural	—	—
Residential real estate loans		—
Residential 1-4 family	62	674
Total real estate	62	674
Consumer	—	—
Commercial and industrial	—	—
Total	$62	$674

	December 31, 2024
	Term Extension	Combination Interest Rate Reduction and Term Extension
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$—
Construction/land development	—	—
Agricultural	—	—
Residential real estate loans		—
Residential 1-4 family	249	—
Total real estate	249	—
Consumer	5	—
Commercial and industrial	—	2
Total	$254	$2
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

The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The Company held approximately $52.2 million and $76.3 million in PCD loans, as of December 31, 2025 and 2024, respectively.
The following is a presentation of total foreclosed assets as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$23,433	$28,392
Construction/land development	15,230	13,391
Residential real estate loans
Residential 1-4 family	1,168	1,624
Total foreclosed assets held for sale	$39,831	$43,407
5. Goodwill and Core Deposit Intangible
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposit intangible at December 31, 2025 and 2024, were as follows:

	December 31, 2025	December 31, 2024
Goodwill	(In thousands)
Balance, beginning of period	$1,398,253	$1,398,253
Balance, end of period	$1,398,253	$1,398,253

	December 31, 2025	December 31, 2024
Core Deposit Intangible	(In thousands)
Balance, beginning of period	$40,327	$48,770
Amortization expense	(8,034)	(8,443)
Balance, end of year	$32,293	$40,327
The carrying basis and accumulated amortization of core deposits intangibles at December 31, 2025 and 2024 were:

	December 31, 2025	December 31, 2024
	(In thousands)
Gross carrying amount	$128,888	$128,888
Accumulated amortization	(96,595)	(88,561)
Net carrying amount	$32,293	$40,327
Core deposit intangible amortization expense for the years ended December 31, 2025, 2024 and 2023 was approximately $8.0 million, $8.4 million and $9.7 million, respectively. The core deposit intangible is tested annually for impairment during the fourth quarter. During the 2025 review, no impairment was found. Including all of the mergers completed as of December 31, 2025, HBI’s estimated amortization expense of the core deposit intangible for each of the years 2026 through 2030 is approximately: 2026 – $7.8 million; 2027 – $6.6 million; 2028 – $4.2 million; 2029 – $4.2 million and 2030 – $4.2 million.
The carrying amount of the Company’s goodwill was $1.40 billion at both December 31, 2025 and 2024. Goodwill is tested annually for impairment during the fourth quarter or more frequently if changes or circumstances occur. During the 2024 and 2023 reviews, no impairment was found. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

6. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of December 31, 2025 and 2024, other assets were $374.6 million and $345.3 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank (“Federal Reserve”) and First National Bankers' Bank ("FNBB") which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $128.1 million and $135.2 million at December 31, 2025 and December 31, 2024, respectively, and are accounted for at cost.
The Company has equity securities which are accounted for under ASC Topic 321 if they lack a readily determinable fair value or are using net asset value of the practical expedient to determine fair value under ASC Topic 820. These equity securities were $97.1 million and $91.2 million at December 31, 2025 and 2024, respectively. There were no transactions during the period that would indicate a material change in fair value. The remaining capital commitments were $27.0 million and $29.1 million at December 31, 2025 and 2024, respectively.
7. Deposits
The aggregate amount of time deposits with a minimum denomination of $250,000 was $1.01 billion and $917.1 million at December 31, 2025 and 2024, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.28 billion and $1.20 billion at December 31, 2025 and 2024, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $49.6 million, $49.3 million and $26.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, brokered deposits were $435.7 million and $448.4 million, respectively.
The following is a summary of the scheduled maturities of all time deposits at December 31, 2025 (in thousands):

2026	$1,502,011
2027	260,960
2028	38,294
2029	10,701
2030	6,203
Thereafter	555
Total time deposits	$1,818,724
Deposits totaling approximately $3.32 billion and $3.08 billion at December 31, 2025 and 2024, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
8. Securities Sold Under Agreements to Repurchase
At December 31, 2025 and 2024, securities sold under agreements to repurchase totaled $155.8 million and $162.4 million, respectively. For the years ended December 31, 2025 and 2024, securities sold under agreements to repurchase daily weighted-average totaled $148.5 million and $166.0 million, respectively. The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2025 and 2024 is presented in the following table:

	December 31, 2025		December 31, 2024
	Overnight and Continuous	Total	Overnight and Continuous	Total
	(In thousands)
Securities sold under agreements to repurchase:
Mortgage-backed securities	$55,615	$55,615	$48,056	$48,056
State and political subdivisions	31,103	31,103	37,831	37,831
Other securities	69,085	69,085	76,463	76,463
Total borrowings	$155,803	$155,803	$162,350	$162,350

9. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $500.0 million and $600.0 million at December 31, 2025 and 2024, respectively. At December 31, 2025, $100.0 million and $400.0 million balance was classified as short-term and long-term advances, respectively. At December 31, 2024, $100.0 million and $500.0 million balance was classified as short-term and long-term advances, respectively. The FHLB advances mature from 2026 to 2037 with fixed interest rates ranging from 3.37% to 4.84% and are secured by loans and investments securities. Expected maturities could differ from contractual maturities because the FHLB has the right to call or the Company has the right to prepay certain obligations.
Other borrowed funds were $250,000 as of December 31, 2025 and were classified as short-term advances. Other borrowed funds were $750,000 as of December 31, 2024 and were classified as short-term advances. During the fourth quarter of 2024, the Company paid off its $700.0 million advance from the Federal Reserve's Bank Term Funding Program ("BTFP").
Additionally, the Company had $1.48 billion and $1.22 billion at December 31, 2025 and 2024, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2025 and 2024, respectively.
Maturities of borrowings with original maturities exceeding one year at December 31, 2025, are as follows (in thousands):

	By Contractual Maturity	By Call Date
2026	$100,250	$500,250
2027	—	—
2028	—	—
2029	—	—
2030	—	—
Thereafter	400,000	—
	$500,250	$500,250
10. Subordinated Debentures
As of December 31, 2025 and 2024, subordinated debentures were $279.3 million and $439.2 million, respectively.
Subordinated debentures at December 31, 2025 and 2024 contained the following components:

	As of December 31, 2025	As of December 31, 2024
	(In thousands)
Subordinated debt securities
Subordinated notes issued in 2020, due 2030, fixed rate of 5.500% during the first five years and at a floating rate of 534.5 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2025 without penalty	$—	$140,764
Subordinated notes, net of issuance costs, issued in 2022, due 2032, fixed rate of 3.125% during the first five years and at a floating rate of 182 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2027 without penalty	279,265	298,482
Total	$279,265	$439,246
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
The following is a summary of the components of the provision for income taxes for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Current:
Federal	$105,085	$92,995	$99,938
State	20,921	18,802	23,093
Total current	126,006	111,797	123,031
Deferred:
Federal	8,630	6,907	(3,312)
State	1,718	1,397	(765)
Total deferred	10,348	8,304	(4,077)
Income tax expense	$136,354	$120,101	$118,954
The reconciliation between the statutory federal income tax and effective income tax by dollar amount and percentage is as follows for the year ended December 31, 2025, 2024 and 2023:

	2025		2024		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax at federal statutory rate	$128,477	21.00%	$109,692	21.00%	$107,526	21.00%
Tax effect of:
State income taxes, net of federal income taxes(1)	14,762	2.41	16,038	3.07	14,906	2.92
Tax credits
Other tax credits	(242)	(0.04)	(250)	(0.05)	(289)	(0.06)
Nontaxable or nondeductible items
Nontaxable income:
Interest on municipal securities	(6,845)	(1.12)	(6,874)	(1.32)	(7,157)	(1.40)
Income on bank-owned life insurance	(1,575)	(0.26)	(1,073)	(0.21)	(1,044)	(0.20)
Other nontaxable income	(1,807)	(0.30)	(1,797)	(0.33)	(1,081)	(0.21)
Nondeductible expenses:
Municipal bond interest expense	176	0.03	1,331	0.25	3,686	0.72
Executive compensation expense	2,091	0.35	1,878	0.36	1,052	0.21
Other nondeductible expenses	1,317	0.22	1,156	0.22	1,355	0.26
Other	—	—	—	—	—	—
Total	$136,354	22.29%	$120,101	22.99%	$118,954	23.24%
(1) State taxes in Arkansas, Florida and New York made up the majority (greater than 50%) of the tax effect in this category.
The effective tax rate differs from the U.S. federal statutory rate primarily due to state income taxes, net of federal benefit, and stock compensation, which increased the rate. These increases were partially offset by the effect of non-taxable interest income and other, which lowered the rate.

Income taxes paid, net of refunds received for the year ended December 31, 2025 is as follows:

2025
(In thousands)
Federal	$99,500
State and local
New York	6,454
All other states	3,673
Total	$109,627
The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31, 2025	December 31, 2024
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$80,486	$76,221
Deferred compensation	7,048	6,783
Stock compensation	3,671	4,981
Non-accrual interest income	1,388	1,798
Real estate owned	310	674
Unrealized loss on Securities AFS	51,026	79,847
Loan discounts	2,110	3,323
Investments	22,619	26,042
Accelerated depreciation on premises and equipment	—	664
Other	12,882	14,634
Gross deferred tax assets	181,540	214,967
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,521	—
Core deposit intangible	7,217	8,997
FHLB dividends	2,003	1,919
Tax basis/premium on acquisitions	10,645	7,439
Other	11,132	9,915
Gross deferred tax liabilities	33,518	28,270
Net deferred tax assets	$148,022	$186,697
The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2021. The Company’s income tax returns are open and subject to examinations from the 2022 tax year and forward.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in other non-interest expense. During the years ended December 31, 2025, 2024 and 2023, the Company did not recognize any significant interest or penalties.
12. Common Stock, Compensation Plans and Other
Common Stock
The Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 400,000,000 shares of common stock, par value $0.01 per share. The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation, as amended.

Stock Repurchases
On January 17, 2025, the Board of Directors (the “Board”) of the Company authorized an increase in the shares of the Company’s common stock available for repurchase under its stock repurchase program, which was originally approved by the Board in January 2008 and most recently amended in January 2021, to renew the authorization to 20,000,000 shares. During 2025, the Company repurchased a total of 2,890,706 shares with a weighted-average stock price of $28.13 per share. The 2025 earnings were used to fund the repurchases during the year. Shares repurchased under the program as of December 31, 2025 total 29,398,213 shares. The remaining balance available for repurchase was 17,109,294 shares at December 31, 2025.
Stock Compensation Plans
The Company has an equity incentive plan known as the Home BancShares, Inc. 2022 Equity Incentive Plan (the "2022 Plan"). The purpose of the 2022 Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of December 31, 2025, the maximum total number of shares of the Company’s common stock available for issuance under the 2022 Plan was 14,788,000 shares. At December 31, 2025, the Company had 1,812,514 shares of common stock remaining available for future grants under the 2022 Plan and an aggregate of 3,052,415 shares of common stock reserved for issuance pursuant to the Plan.
The intrinsic value of the stock options outstanding at December 31, 2025, 2024, and 2023 was $5.8 million, $9.0 million and $12.2 million, respectively. The intrinsic value of the stock options vested at December 31, 2025, 2024 and 2023 was $4.7 million, $6.2 million and $10.3 million, respectively. The intrinsic value of the stock options exercised during 2025, 2024 and 2023 was $2.9 million, $8.8 million, and $1.9 million, respectively. Total unrecognized compensation cost related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $467,000 as of December 31, 2025.
The table below summarized the stock option transactions under the Plan at December 31, 2025, 2024 and 2023 and changes during the years then ended:

	2025		2024		2023
	Shares (000)	Weighted- average Exercisable Price	Shares (000)	Weighted- average Exercisable Price	Shares (000)	Weighted- average Exercisable Price
Outstanding, beginning of year	1,590	$22.66	2,776	$20.95	2,971	$20.45
Granted	10	26.46	10	29.41	25	22.63
Forfeited/Expired	(19)	22.21	(35)	21.87	(10)	23.38
Exercised	(341)	21.20	(1,161)	18.65	(210)	14.01
Outstanding, end of year	1,240	$23.10	1,590	$22.66	2,776	$20.95
Exercisable, end of year	974	$22.96	1,044	$22.34	1,940	$20.05
Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. The weighted-average fair value of options granted during the year ended December 31, 2025 was $6.86, and the weighted-average fair value of options granted during the year ended December 31, 2024 was $7.95. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

The assumptions used in determining the fair value of 2025, 2024 and 2023 stock option grants were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Expected dividend yield	3.02%	2.65%	2.98%
Expected stock price volatility	29.16%	28.47%	27.97%
Risk-free interest rate	4.13%	4.25%	3.37%
Expected life of options	6.5 years	6.5 years	6.5 years
The following is a summary of currently outstanding and exercisable options at December 31, 2025:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$18.00 to $19.99	22	3.28	$19.06	22	$19.06
$20.00 to $21.99	107	3.20	20.91	105	20.89
$22.00 to $23.99	1,038	2.67	23.20	804	23.18
$24.00 to $25.99	53	2.92	25.39	41	25.72
$26.00 to $27.99	10	9.30	26.46	—	—
$28.00 to $29.99	10	8.85	29.41	2	29.41
	1,240			974
The table below summarizes the activity for the Company’s restricted stock issued and outstanding at December 31, 2025, 2024 and 2023 and changes during the years then ended:

	2025	2024	2023
	(In thousands)
Beginning of year	1,429	1,429	1,381
Issued	265	531	261
Vested	(559)	(469)	(152)
Forfeited	(17)	(62)	(61)
End of year	1,118	1,429	1,429
Amount of expense for twelve months ended	$9,784	$8,228	$8,016
Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $12.4 million as of December 31, 2025.

13. Non-Interest Expense
The table below shows the components of non-interest expense for years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(In thousands)
Salaries and employee benefits	$252,868	$241,022	$256,966
Occupancy and equipment	57,710	58,031	60,303
Data processing expense	34,446	36,494	36,329
Merger expense	580	—	—
Other operating expenses:
Advertising	8,245	7,097	8,850
Amortization of intangibles	8,034	8,443	9,685
Electronic banking expense	12,872	13,444	14,313
Directors' fees	1,676	1,639	1,814
Due from bank service charges	1,292	1,131	1,115
FDIC and state assessment	11,238	15,388	25,530
Insurance	4,202	3,634	3,567
Legal and accounting	8,424	8,961	5,230
Other professional fees	8,409	8,142	8,815
Operating supplies	2,954	2,680	3,138
Postage	2,093	2,060	2,081
Telephone	1,604	1,807	2,160
Other expense	41,522	36,963	32,967
Total other operating expenses	112,565	111,389	119,265
Total non-interest expense	$458,169	$446,936	$472,863
14. Employee Benefit Plans
401(k) and Employee Stock Ownership Plan
The Company has a combined 401(k) plan and employee stock ownership plan, named the Home BancShares, Inc. 401(k) and Employee Stock Ownership Plan, in which substantially all employees may participate. The Company matches employees’ contributions based on a percentage of salary contributed by participants. As of December 31, 2025, participants in the plan held approximately 1.1 million shares of the Company’s stock. These shares are allocated to the individual employees that have elected to own stock within the plan. While the plan also allows for discretionary employer contributions, no discretionary contributions were made for the years ended 2025, 2024 and 2023. The Company’s expense for the plan was approximately $3.5 million, $3.3 million and $3.4 million in 2025, 2024 and 2023, respectively, which is included in salaries and employee benefits expense.
Chairman’s Retirement Plan
On April 20, 2007, the Company’s Board of Directors approved a Chairman’s Retirement Plan for John W. Allison, the Company’s Chairman. The Chairman’s Retirement Plan provides a supplemental retirement benefit of $250,000 a year for 10 consecutive years or until Mr. Allison’s death, whichever occurs later. During 2011, Mr. Allison reached the age of 65 and became 100% vested in the plan. Therefore, he began receiving the supplemental retirement benefit due to him. He received $250,000 of this benefit during 2025, 2024 and 2023, respectively. An expense of $56,224, $71,075 and $84,787 was accrued for 2025, 2024 and 2023 for this plan, respectively.
15. Related Party Transactions
In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2025 and 2024, related party loans were approximately $49.9 million and $36.3 million, respectively. New loans and advances on prior commitments made to the related parties were $16.2 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively. Repayments of loans made by the related parties were $2.6 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, directors, officers, and other related interest parties had demand, non-interest-bearing deposits of approximately $4.1 million and $5.1 million, respectively, savings and interest-bearing transaction accounts of approximately $8.2 million and $7.8 million, respectively, and time certificates of deposit of approximately $1.8 million and $1.6 million, respectively.
During each of 2025, 2024 and 2023, rent expense totaling approximately $80,000, $133,000 and $139,000, respectively, was paid to related parties.
16. Leases
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
As of December 31, 2025, the balances of the ROU asset and lease liability were $33.9 million and $34.8 million, respectively. As of December 31, 2024, the balances of the ROU asset and lease liability were $42.3 million and $45.2 million, respectively. The ROU asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.
The minimum rental commitments under these noncancelable operating leases are as follows as of December 31, 2025 and 2024:

December 31, 2025
(In thousands)
2026	$9,802
2027	7,689
2028	5,377
2029	5,071
2030	4,767
Thereafter	16,822
Total future minimum lease payments	$49,528
Discount effect of cash flows	(14,738)
Present value of net future minimum lease payments	$34,790

December 31, 2024
(In thousands)
2025	$10,262
2026	9,663
2027	8,341
2028	6,464
2029	5,675
Thereafter	16,346
Total future minimum lease payments	$56,751
Discount effect of cash flows	(11,560)
Present value of net future minimum lease payments	$45,191

Additional information:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
	(In thousands)
Lease expense:
Operating lease expense	$9,597	$9,140	$8,087
Variable lease expense	1,035	1,217	1,105
Total lease expense	$10,632	$10,357	$9,192
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$10,248	$8,757	$8,384
Weighted-average remaining lease term	7.45	7.67	8.47
Weighted-average discount rate	3.64%	3.48%	3.43%
17. Significant Estimates and Concentrations of Credit Risks
Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for credit losses and certain concentrations of credit risk are reflected in Note 4, while deposit concentrations are reflected in Note 7.
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
Although the Company has a diversified loan portfolio, at December 31, 2025 and 2024, commercial real estate loans represented 53.2% and 57.6% of total loans receivable, respectively, and 194.3% and 214.6% of total stockholders’ equity, respectively. Residential real estate loans represented 20.9% and 16.6% of total loans receivable and 76.2% and 61.9% of total stockholders’ equity at December 31, 2025 and 2024, respectively.
Approximately 79.3% of the Company’s total loans and 83.6% of the Company’s real estate loans as of December 31, 2025, are to borrowers whose collateral is located in Alabama, Arkansas, Florida, Texas and New York, the states in which the Company has its branch locations.
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
At December 31, 2025 and 2024, commitments to extend credit of $4.13 billion and $4.47 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2025 and 2024, is $131.9 million and $153.9 million, respectively.
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
Available-for-sale securities - Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company's available-for-sale securities are primarily considered to be Level 2 securities. The Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. There were no material transfers between hierarchy levels during the periods ended 2025, 2024 or 2023.
The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities with complicated structures. Pricing for the Company’s investment securities is fairly generic and is easily obtained. The Company uses a third-party comparison pricing vendor in order to reflect consistency in the fair values of the investment securities sampled by the Company each quarter. See footnote 2 for further detail related to the fair value of the Company's available-for-sale investment portfolio.
For securities valued using valuation models and other valuation techniques that use significant unobservable inputs and are therefore classified within level 3 of the fair value hierarchy, judgments used to estimate fair value are more significant than those required when estimating the fair value of instruments classified within levels 1 and 2. The lack of observability of certain significant inputs requires management to assess relevant empirical data in deriving valuation inputs including, for example, transaction details, yield curves, interest rates, prepayment speeds, credit spreads, volatilities, correlations, and valuations of comparable instruments.

The following table presents the Company's financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis during the periods ended December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
U.S. government-sponsored enterprises	$240,782	$—	$240,782	$—
U.S. government-sponsored mortgage-backed securities	1,212,948	—	1,212,948	—
Private mortgage-backed securities	145,720	—	145,720	—
Non-government-sponsored asset backed securities	157,844	—	157,844	—
State and political subdivisions	887,838	—	872,522	15,316
Other securities	226,799	—	212,004	14,795
Total	$2,871,931	$—	$2,841,820	$30,111

	December 31, 2024
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
U.S. government-sponsored enterprises	$284,790	$—	$284,790	$—
U.S. government-sponsored mortgage-backed securities	1,324,684	—	1,324,684	—
Private mortgage-backed securities	171,394	—	171,394	—
Non-government-sponsored asset backed securities	225,648	—	225,648	—
State and political subdivisions	870,361	—	853,699	16,662
Other securities	195,762	—	190,895	4,867
Total	$3,072,639	$—	$3,051,110	$21,529
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets and liabilities measured at fair value on a nonrecurring basis include the following:
Individually Evaluated Loans - Individually evaluated loans are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. When the Company has a specific expectation to initiate, or has initiated, foreclosure proceedings, and when the repayment of a loan is expected to be substantially dependent upon the liquidation of the underlying collateral, the loan relationship is considered to be collateral dependent. Fair value of the loan is determined by establishing an allowance for credit loss for any exposure based on the valuation of the underlying collateral. The valuation of the collateral is determined by either an independent third-party appraisal or other collateral analysis. Discounts can be made by the Company based upon the overall evaluation of the independent appraisal. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower’s underlying financial condition. Collateral values supporting the individually assessed loans are evaluated quarterly for updates to appraised values or adjustments due to non-current valuations. The Company reversed $2.1 million and $3.0 million of accrued interest receivable when impaired loans were put on non-accrual status during the years ended December 31, 2025 and 2024, respectively.
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

The following table presents the Company's assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis during the periods ended December 31, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
December 31, 2025	(in thousands)
Individually evaluated loans (collateral-dependent)(1)(2)	$186,484	$—	$—	$186,484

December 31, 2024
Individually evaluated loans (collateral-dependent)(1)(2)	$209,799	$—	$—	$209,799
Foreclosed assets and other real estate owned(1)(3)	17,882	—	—	17,882
(1) These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2) Specific reserves of $17.0 million and $23.8 million were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended December 31, 2025 and December 31, 2024, respectively.
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

	December 31, 2025
		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$667,337	$667,337	$—	$—	667,337
Federal funds sold	3,000	3,000		—	3,000
Investment securities - held-to-maturity	1,259,262	27,457	1,133,595	—	1,161,052
Loans receivable, net of impaired loans and allowance	15,186,203	—	—	15,205,769	15,205,769
Accrued interest receivable	108,939	108,939	—	—	108,939
FHLB, FRB & FNBB stock; other equity investments	225,288	—	—	225,288	225,288
Marketable equity securities	53,921	53,921	—	—	53,921
Financial liabilities:
Deposits:
Demand and non-interest bearing	$3,868,405	$3,868,405	$—	$—	3,868,405
Savings and interest-bearing transaction accounts	11,792,828	11,792,828	—	—	11,792,828
Time deposits	1,818,724	—	—	1,807,002	1,807,002
Securities sold under agreements to repurchase	155,803	155,803	—	—	155,803
FHLB and other borrowed funds	500,250	—	474,663	—	474,663
Accrued interest payable	14,868	14,868	—	—	14,868
Subordinated debentures	279,265	—	—	265,170	265,170

	December 31, 2024
		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$910,347	$910,347	$—	$—	910,347
Federal funds sold	3,725	3,725	—	—	3,725
Investment securities - held-to-maturity	1,275,204	—	1,142,940	—	1,142,940
Loans receivable, net of impaired loans and allowance	14,244,458	—	—	14,207,935	14,207,935
Accrued interest receivable	120,129	120,129	—	—	120,129
FHLB, FRB & FNBB stock; other equity investments	226,910	—	—	226,910	226,910
Marketable equity securities	48,954	48,954	—	—	48,954
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,006,115	$4,006,115	$—	$—	4,006,115
Savings and interest-bearing transaction accounts	11,347,850	11,347,850	—	—	11,347,850
Time deposits	1,792,332	—	—	1,781,156	1,781,156
Securities sold under agreements to repurchase	162,350	162,350	—	—	162,350
FHLB and other borrowed funds	600,750	—	556,095	—	556,095
Accrued interest payable	20,186	20,186	—	—	20,186
Subordinated debentures	439,246	—	—	375,887	375,887
20. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During 2025, the Company requested approximately $358.4 million in regular dividends from its banking subsidiary.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common equity Tier 1 ("CET1") and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2025, the Company meets all capital adequacy requirements to which it is subject.
On December 31, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new CECL accounting rule on retained earnings over a period of three years. As part of its response to the impact of COVID-19, on March 27, 2020, the federal banking regulatory agencies issued an interim final rule that provided the option to temporarily delay certain effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule allows bank holding companies and banks to delay for two years 100% of the day-one impact of adopting CECL and 25% of the cumulative change in the reported allowance for credit losses since adopting CECL. The Company elected to adopt the interim final rule, which is reflected in the risk-based capital ratios as of December 31, 2024. The risk-based capital ratios as of December 31, 2025, do not include a transitional period adjustment as the transition period has ended.

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
The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% CET1 risk-based capital ratio, a 5% Tier 1 leverage ratio, an 8% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. As of December 31, 2025, the Bank met the capital standards for a well-capitalized institution. The Company’s CET1 risk-based capital ratio, Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 16.30%, 14.09%, 16.30%, and 19.06%, respectively, as of December 31, 2025.
The Company’s actual capital amounts and ratios along with the Company’s bank subsidiary are presented in the following table.

	Actual		Minimum Capital Requirement –Basel III		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2025
Common equity Tier 1 capital ratios:
Home BancShares	$3,032,651	16.30%	$1,302,526	7.00%	N/A	N/A
Centennial Bank	2,732,790	14.82	1,290,791	7.00	1,198,592	6.50
Leverage ratios:
Home BancShares	$3,032,651	14.09%	$861,157	4.00%	N/A	N/A
Centennial Bank	2,732,790	12.78	855,333	4.00	1,069,167	5.00
Tier 1 capital ratios:
Home BancShares	$3,032,651	16.30%	$1,581,639	8.50%	N/A	N/A
Centennial Bank	2,732,790	14.82	1,567,390	8.50	1,475,190	8.00
Total risk-based capital ratios:
Home BancShares	$3,545,795	19.06%	$1,953,789	10.50%	N/A	N/A
Centennial Bank	2,964,662	16.07	1,937,085	10.50	1,844,843	10.00

As of December 31, 2024
Common equity Tier 1 capital ratios:
Home BancShares	$2,787,116	15.11%	$1,291,348	7.00%	N/A	N/A
Centennial Bank	2,604,830	14.17	1,286,790	7.00	1,194,876	6.50
Leverage ratios:
Home BancShares	$2,787,116	13.05%	$854,602	4.00%	N/A	N/A
Centennial Bank	2,604,830	12.23	851,948	4.00	1,064,935	5.00
Tier 1 capital ratios:
Home BancShares	$2,787,116	15.11%	$1,568,065	8.50%	N/A	N/A
Centennial Bank	2,604,830	14.17	1,562,530	8.50	1,470,617	8.00
Total risk-based capital ratios:
Home BancShares	$3,458,014	18.74%	$1,937,022	10.50%	N/A	N/A
Centennial Bank	2,835,636	15.43	1,929,629	10.50	1,837,742	10.00

21. Additional Cash Flow Information
The following is summary of the Company’s additional cash flow information during the years ended December 31:

	2025	2024	2023
	(In thousands)
Interest paid	$391,778	$449,941	$339,606
Income taxes paid, net of refunds received	109,627	110,693	134,112
Assets acquired by foreclosure	4,332	14,936	30,532
22. Condensed Financial Information (Parent Company Only)
Condensed Balance Sheets

	December 31,
(In thousands)	2025	2024
Assets
Cash and cash equivalents	$415,368	$550,340
Investment securities	60,872	58,199
Loans receivable	91,454	—
Investments in wholly-owned subsidiaries	4,000,696	3,782,780
Premises and equipment	99	221
Other assets	11,860	16,959
Total assets	$4,580,349	$4,408,499
Liabilities
Subordinated debentures	$279,265	$439,246
Other liabilities	4,213	8,228
Total liabilities	283,478	447,474
Stockholders' Equity
Common stock	1,964	1,989
Capital surplus	2,201,923	2,272,794
Retained earnings	2,258,871	1,942,350
Accumulated other comprehensive loss	(165,887)	(256,108)
Total stockholders' equity	4,296,871	3,961,025
Total liabilities and stockholders' equity	$4,580,349	$4,408,499

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2025	2024	2023
Income
Interest income on loans	$4,476	$—	$—
Dividends from equity securities	3,696	3,589	3,634
Dividends from banking subsidiary	360,296	311,127	329,997
Other income (loss)	9,115	3,842	(724)
Total income	377,583	318,558	332,907
Expenses	31,851	32,570	32,361
Income before income taxes and equity in undistributed net income of subsidiaries	345,732	285,988	300,546
Tax benefit for income taxes	3,558	6,036	7,514
Income before equity in undistributed net income of subsidiaries	349,290	292,024	308,060
Equity in undistributed net income of subsidiaries	126,151	110,217	84,869
Net income	$475,441	$402,241	$392,929

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$475,441	$402,241	$392,929
Items not requiring (providing) cash
Depreciation	13	—	—
Accretion	(50)	(588)	(586)
Share-based compensation	10,722	9,222	9,274
(Increase) decrease in value of equity securities	(7,277)	(2,971)	1,094
Loss on assets	47	—	—
Write down of fixed assets	38	—	—
Gain on retirement of subordinated debt	(1,882)	—	—
Equity in undistributed income of subsidiaries	(126,151)	(110,217)	(84,869)
Changes in other assets	5,099	(542)	(364)
Changes in other liabilities	(5,559)	(82)	(155)
Net cash provided by operating activities	350,441	297,063	317,323
Cash flows from investing activities
Purchases of premises and equipment, net	—	(221)	—
Proceeds from sale of branches, equipment, and other assets, net	24	—	—
Purchase of loans	(97,236)	—	—
Net decrease in loans	5,782	—	—
Purchases of equity securities	(6,070)	—	—
Proceeds from sale of equity securities	2,429	3,436	1,522
Proceeds from maturities of other investments	8,245	—	—
Net cash provided by investing activities	(86,826)	3,215	1,522
Cash flows from financing activities
Retirement of subordinated debentures	(158,049)	—	—
Proceeds from exercise of stock options	602	2,016	802
Repurchase of common stock	(82,220)	(86,493)	(48,771)
Dividends paid	(158,920)	(150,003)	(145,904)
Net cash used in financing activities	(398,587)	(234,480)	(193,873)
Increase in cash and cash equivalents	(134,972)	65,798	124,972
Cash and cash equivalents, beginning of year	550,340	484,542	359,570
Cash and cash equivalents, end of year	$415,368	$550,340	$484,542
23. Segment Information
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
Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using consolidated net income. The table below presents the information reported internally for performance assessment by the CODM for years ended December 31, 2025, 2024 and 2023:

Banking Segment	2025	2024	2023
	(In thousands)
Interest Income	$1,278,820	$1,299,777	$1,175,053

Reconciliation of revenue:
Other Revenues*	198,509	168,574	169,934
Total consolidated revenues	$1,477,329	$1,468,351	$1,344,987

Less:
Interest Expense	386,460	451,003	348,108
Segment net interest income and noninterest income	$1,090,869	$1,017,348	$996,879

Less:
Provision for credit losses	20,905	48,070	12,133
Salaries and employee benefits	252,868	241,022	256,966
Occupancy and equipment**	57,710	58,031	60,303
Data Processing expense	34,446	36,494	36,329
Merger and acquisition expense	580	—	—
Other expense	41,522	36,963	32,967
FDIC and state assessment	11,238	15,388	25,530
Electronic banking expense	12,872	13,444	14,313
Other segment items***	46,933	45,594	46,455
Income tax expense	136,354	120,101	118,954
Segment net income/consolidated net income	475,441	402,241	392,929

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—
Consolidated net income	$475,441	$402,241	$392,929
*Includes earnings in equity method investments of $12.5 million, $5.1 million and $12.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
** Includes depreciation and amortization expense of $29.2 million, $29.2 million and $30.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
***Other segment items include expenses for advertising, amortization of intangibles, directors' fees, due from bank service charges, hurricane damage, insurance expense, legal and accounting fees, other professional fees, operating supplies, postage and telephone.

24. Recent Accounting Pronouncements
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
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments require that public business entities on an annual basis (a) disclose specific categories in the rate reconciliation and (b) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). The amendments also require that all entities disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments require that all entities disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company implemented the guidance beginning with the Company's 2025 Annual Report on Form 10-K. The Company adopted the guidance effective December 31, 2025, and its adoption did not have a significant impact on our financial position or financial statements.
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

In November 2025, the FASB issued ASU No. 2025-08, "Financial Instruments - Credit Losses (Topic 326): Purchased Loans." The amendments in this Update apply to all entities subject to the guidance in Topic 326, including public business entities, private companies, and not-for-profit entities. The amendments in this Update expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this Update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” (defined below) are purchased seasoned loans and accounted for using the gross-up approach at acquisition. Specifically, after an entity determines that a loan is a non-PCD asset based on its assessment of credit deterioration experienced since origination, the entity should apply the guidance described in the amendments to determine whether the loan is seasoned and, therefore, should be accounted for using the gross-up approach. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-PCD loans (excluding credit cards) are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this Update should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim reporting period, it should apply the amendments as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company is currently evaluating the potential impacts related to the adoption of the ASU.
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
Changes in Internal Control Over Financial Reporting
The Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, regularly review our internal controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2025 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 16, 2026, to be filed pursuant to Regulation 14A.
Item 11. EXECUTIVE COMPENSATION
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 16, 2026, to be filed pursuant to Regulation 14A.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 16, 2026, to be filed pursuant to Regulation 14A, except as set forth below.
We currently maintain compensation plans, the Home BancShares, Inc. Amended and Restated 2006 Stock Option and Performance Incentive Plan, as amended, and the Home BancShares, Inc. 2022 Equity Incentive Plan, which provide for the issuance of stock-based compensation to directors, officers and other employees. These plans have been approved by the shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by the shareholders	1,239,901	$23.10	1,812,514
Equity compensation plans not approved by the shareholders	—	—	—
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 16, 2026, to be filed pursuant to Regulation 14A.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 16, 2026, to be filed pursuant to Regulation 14A.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
(a)    1 and 2. Financial Statements and any Financial Statement Schedules
The financial statements and financial statement schedules listed in the accompanying index to the consolidated financial statements and financial statement schedules are filed as part of this report.
3. Listing of Exhibits.

Exhibit No.
2.1
Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank, HOMB Acquisition Sub IV, Inc., Mountain Commerce Bancorp, Inc., and Mountain Commerce Bank dated December 7, 2025 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on December 8, 2025)**

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

10.1
Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on March 30, 2012) ^

10.2
Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 6, 2015) ^

10.3
Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 22, 2016) ^

10.4
Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 20, 2018) ^

10.5
Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.5 of Home BancShares’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed on May 7, 2018) ^

10.6
Home BancShares, Inc. 2022 Equity Incentive Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 4, 2022, as revised on March 7, 2022) ^

10.7
Form of Restricted Stock Agreement under the Home BancShares, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s registration statement on Form S-8 (File No. 333-264409)) ^

10.8
Form of Stock Option Agreement under the Home BancShares, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company’s registration statement on Form S-8 (File No. 333-264409)) ^

10.9
Form of Change in Control Agreement by and between Home BancShares, Inc., Centennial Bank and Executive Officer (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on August 10, 2020) ^

10.10
Executive Chairman Agreement by and between John W. Allison and Home BancShares, Inc., dated March 1, 2021 (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on March 5, 2021) ^

10.11
Amendment to Executive Chairman Agreement by and between John W. Allison and Home BancShares, Inc., dated May 29, 2024* (incorporated by reference to Exhibit 10.11 of Home BancShares’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025) ^

10.12
Second Amendment to Executive Chairman Agreement by and between John W. Allison and Home BancShares, Inc., dated February 7, 2025 (incorporated by reference to Exhibit 10.12 of Home BancShares’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025) ^

10.13
Home BancShares, Inc. Amended and Restated Performance-Based Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of Home BancShares’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, filed on August 2, 2024) ^

10.14
Retirement Agreement by and between Tracy M. French and Home BancShares, Inc., dated February 27, 2025 (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on February 28, 2025) ^

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
_________________________________________
*    Filed herewith
** The appendices and disclosure schedules referenced in the Agreement and Plan of Merger have been omitted pursuant to Item
601(a)(5) of SEC Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted appendix or disclosure schedule to the SEC upon request.
˄ Denotes a management contract or compensatory plan or arrangement.
Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCSHARES, INC.

	By:	/s/ John W. Allison
John W. Allison
Chairman and Chief Executive Officer
Date: February 27, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 27, 2026.

/s/ John W. Allison	/s/ Brian S. Davis	/s/ Milburn Adams
John W. Allison Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	Brian S. Davis Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	Milburn Adams Director

/s/ Robert H. Adcock, Jr.	/s/ John W. Allison II	/s/ Mike Beebe
Robert H. Adcock, Jr. Director	John W. Allison II Director	Mike Beebe Director

/s/ Jack E. Engelkes	/s/ Karen Garrett	/s/ James G. Hinkle
Jack E. Engelkes Vice Chairman of the Board of Directors	Karen Garrett Director	James G. Hinkle Director

/s/ Alex R. Lieblong	/s/ Thomas J. Longe	/s/ Jim Rankin, Jr.
Alex R. Lieblong Director	Thomas J. Longe Director	Jim Rankin, Jr. Director

/s/ Larry W. Ross	/s/ Donna J. Townsell	/s/ Jennifer C. Floyd
Larry W. Ross Director	Donna J. Townsell Director	Jennifer C. Floyd Chief Accounting Officer (Principal Accounting Officer)