Form 10-Q
period 2026-03-31
HOME BANCSHARES INC
filed 2026-05-05
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2026
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
Common Stock Issued and Outstanding: 201,413,423 shares as of May 1, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of our statements contained in this document, including matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to expectations, beliefs, projections, future financial performance, future plans and strategies, and anticipated events or trends, and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, including through our recent acquisition of Mountain Commerce Bancorp, Inc. or other potential acquisitions, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:
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
•the effect of any mergers, acquisitions or other transactions to which we or our bank subsidiary may from time to time be a party, including our ability to successfully integrate our recent acquisition of Mountain Commerce Bancorp, Inc. and its bank subsidiary, as well as any other businesses that we may acquire;
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
All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the "Risk Factors" section of our Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 27, 2026.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$296,209	$237,224
Interest-bearing deposits with other banks	815,714	430,113
Cash and cash equivalents	1,111,923	667,337
Fed funds sold	6,025	3,000
Investment securities — available-for-sale, net of allowance for credit losses of $0 at both March 31, 2026 and December 31, 2025 (amortized cost of $3,038,388 and $3,088,820 at March 31, 2026 and December 31, 2025, respectively)	2,803,847	2,871,931
Investment securities — held-to-maturity, net of allowance for credit losses of $2,005 at both March 31, 2026 and December 31, 2025	1,256,635	1,259,262
Total investment securities	4,060,482	4,131,193
Loans receivable	15,633,628	15,686,209
Allowance for credit losses	(297,634)	(297,583)
Loans receivable, net	15,335,994	15,388,626
Bank premises and equipment, net	374,010	369,324
Foreclosed assets held for sale	40,874	39,831
Cash value of life insurance	221,830	220,469
Accrued interest receivable	106,628	108,939
Deferred tax asset, net	143,987	148,022
Goodwill	1,398,253	1,398,253
Core deposit intangibles	30,355	32,293
Other assets	371,318	374,592
Total assets	$23,201,679	$22,881,879
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$3,994,217	$3,868,405
Savings and interest-bearing transaction accounts	11,971,866	11,792,828
Time deposits	1,772,192	1,818,724
Total deposits	17,738,275	17,479,957
Securities sold under agreements to repurchase	157,409	155,803
FHLB and other borrowed funds	500,250	500,250
Accrued interest payable and other liabilities	176,727	169,733
Subordinated debentures	279,433	279,265
Total liabilities	18,852,094	18,585,008
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 400,000,000 in 2026 and 2025; shares issued and outstanding 196,394,178 in 2026 and 196,357,167 in 2025	1,964	1,964
Capital surplus	2,191,243	2,201,923
Retained earnings	2,335,787	2,258,871
Accumulated other comprehensive loss	(179,409)	(165,887)
Total stockholders’ equity	4,349,585	4,296,871
Total liabilities and stockholders’ equity	$23,201,679	$22,881,879
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
	(Unaudited)
Interest income:
Loans	$273,473	$270,784
Investment securities
Taxable	24,728	27,433
Tax-exempt	7,829	7,650
Deposits – other banks	4,945	6,620
Federal funds sold	48	55
Total interest income	311,023	312,542
Interest expense:
Interest on deposits	79,145	86,786
FHLB and other borrowed funds	4,692	5,902
Securities sold under agreements to repurchase	927	1,074
Subordinated debentures	2,355	4,124
Total interest expense	87,119	97,886
Net interest income	223,904	214,656
Provision for credit losses on loans	1,500	—
Recovery of credit losses on unfunded commitments	(1,000)	—
Total credit loss expense	500	—
Net interest income after credit loss expense	223,404	214,656
Non-interest income:
Service charges on deposit accounts	10,007	9,650
Other service charges and fees	9,810	10,689
Trust fees	5,482	4,760
Mortgage lending income	4,430	3,599
Insurance commissions	536	535
Increase in cash value of life insurance	1,368	1,842
Dividends from FHLB, FRB, FNBB & other	2,536	2,718
Gain on sale of SBA loans	80	288
Loss on sale of branches, equipment and other assets, net	(7)	(163)
Gain (loss) on OREO, net	707	(376)
Fair value adjustment for marketable securities	(1,248)	442
Other income	9,102	11,442
Total non-interest income	42,803	45,426
Non-interest expense:
Salaries and employee benefits	63,236	61,855
Occupancy and equipment	14,867	14,425
Data processing expense	8,884	8,558
Merger and acquisition expenses	394	—
Other operating expenses	26,594	28,090
Total non-interest expense	113,975	112,928
Income before income taxes	152,232	147,154
Income tax expense	34,023	31,945
Net income	$118,209	$115,209
Basic earnings per share	$0.60	$0.58
Diluted earnings per share	$0.60	$0.58
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In thousands)	2026	2025
	(Unaudited)
Net income	$118,209	$115,209
Net unrealized (loss) gain on available-for-sale securities	(17,653)	41,708
Other comprehensive (loss) income before tax effect	(17,653)	41,708
Tax effect on other comprehensive loss (income)	4,131	(10,140)
Other comprehensive (loss) income	(13,522)	31,568
Comprehensive income	$104,687	$146,777
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2026
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2026	$1,964	$2,201,923	$2,258,871	$(165,887)	$4,296,871
Comprehensive income:
Net income	—	—	118,209	—	118,209
Other comprehensive loss	—	—	—	(13,522)	(13,522)
Net issuance of 11,833 shares of common stock from exercise of stock options	—	—	—	—	—
Repurchase of 507,622 shares of common stock	(5)	(13,888)	—	—	(13,893)
Share-based compensation net issuance of 532,800 shares of restricted common stock	5	3,208	—	—	3,213
Excise tax from repurchase of common stock	—	—	—	—	—
Cash dividends – Common Stock, $0.210 per share	—	—	(41,293)	—	(41,293)
Balances at March 31, 2026 (unaudited)	$1,964	$2,191,243	$2,335,787	$(179,409)	$4,349,585
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
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2026	2025
	(Unaudited)
Operating Activities
Net income	$118,209	$115,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	7,456	7,190
Decrease (increase) in value of equity securities	1,248	(442)
Increase in value of equity method investments	(1,321)	(4,895)
Increase in value of foreclosed assets	—	(1,253)
Amortization of securities, net	2,985	3,347
Accretion of purchased loans	(1,061)	(1,378)
Share-based compensation	3,213	2,800
Gain (loss) on assets	(712)	251
Provision for credit losses - loans	1,500	—
Recovery of credit losses - unfunded commitments	(1,000)	—
Deferred income tax effect	8,166	6,437
Increase in cash value of life insurance	(1,368)	(1,842)
Originations of mortgage loans held for sale	(156,716)	(139,120)
Proceeds from sales of mortgage loans held for sale	158,832	129,068
Changes in assets and liabilities:
Accrued interest receivable	2,311	4,146
Other assets	1,099	(28,578)
Accrued interest payable and other liabilities	7,994	26,074
Net cash provided by operating activities	150,835	117,014
Investing Activities
Net increase in federal funds sold	(3,025)	(2,550)
Net decrease (increase) in loans	47,238	(177,767)
Purchases of investment securities – available-for-sale	(25,802)	—
Proceeds from maturities of investment securities – available-for-sale	73,110	107,669
Proceeds from maturities of investment securities – held-to-maturity	2,765	5,319
Redemption of other investments	2,255	3,184
Purchases for improvements to foreclosed assets	(161)	—
Proceeds from sale of foreclosed assets	1,459	6,229
Proceeds from sale of SBA loans	1,285	4,308
Purchases of premises and equipment	(11,579)	(6,884)
Proceeds from sale of premises and equipment	1,468	2,913
Net cash provided by (used in) investing activities	89,013	(57,579)
Financing Activities
Net increase in deposits	258,318	395,194
Net increase (decrease) in securities sold under agreements to repurchase	1,606	(949)
Decrease in FHLB and other borrowed funds	—	(250)
Proceeds from exercise of stock options, net	—	527
Repurchase of common stock	(13,893)	(29,816)
Dividends paid on common stock	(41,293)	(38,758)
Net cash provided by financing activities	204,738	325,948
Net change in cash and cash equivalents	444,586	385,383
Cash and cash equivalents – beginning of year	667,337	910,347
Cash and cash equivalents – end of period	$1,111,923	$1,295,730
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Home BancShares, Inc. (the "Company" or "HBI") is a bank holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its wholly-owned community bank subsidiary – Centennial Bank (sometimes referred to as "Centennial" or the "Bank"). As of March 31, 2026, the Bank had branch locations in Arkansas, Florida, South Alabama, Texas and New York City. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank ("FRB") and interest-bearing deposits with other banks. Included in cash and cash equivalents were $8.8 million and $9.4 million of restricted cash as of March 31, 2026 and December 31, 2025, respectively.

Interim financial information
The accompanying unaudited consolidated financial statements have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2025 Form 10-K, filed with the Securities and Exchange Commission on February 27, 2026.
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
The Company uses the discounted cash flow ("DCF") method to estimate expected losses for all of the Company’s loan pools. These pools are as follows: construction & land development; other commercial real estate; residential real estate; commercial & industrial; and consumer & other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.
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
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in the national unemployment rate, gross domestic product, national retail sales index and the Federal Housing Finance Agency ("FHFA") housing price index.

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
Loans evaluated individually that are considered to be collateral dependent are not included in the collective evaluation. For these loans, where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral, net of estimated costs to sell, and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan, net of estimated costs to sell. For individually analyzed loans which are not considered to be collateral dependent, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation.
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
Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the following periods:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net income	$118,209	$115,209
Average shares outstanding	196,528	198,657
Effect of common stock options	205	195
Average diluted shares outstanding	196,733	198,852
Basic earnings per share	$0.60	$0.58
Diluted earnings per share	$0.60	$0.58
The impact of anti-dilutive shares to the diluted earnings per share calculation was considered immaterial for the periods ended March 31, 2026 and 2025.

2. Acquisitions
Acquisition of Mountain Commerce Bancorp, Inc.
Effective April 1, 2026, pursuant to the Agreement and Plan of Merger, dated as of December 7, 2025, among Home, Centennial, Home’s acquisition subsidiary, HOMB Acquisition Sub IV, Inc. (“Acquisition Sub”), Mountain Commerce Bancorp, Inc (“MCBI”) and its subsidiary bank, Mountain Commerce Bank (“MCB”), (the “Merger Agreement”), Acquisition Sub merged with and into MCBI and MCBI merged with and into Home, with Home as the surviving entity (collectively, the “Merger”). MCB also merged with and into Centennial, with Centennial as the surviving entity.
Under the terms of the Merger Agreement, Home issued approximately 5.4 million shares of its common stock valued at approximately $146 million as of April 1, 2026, with MCBI shareholders receiving 0.85 shares of Home common stock for each share of MCBI common stock they owned at closing. No cash consideration was paid in connection with the Merger, except for cash paid in lieu of fractional shares of Home common stock, equal to $26.77 multiplied by any resulting fractional shares.
For further discussion of the acquisition, see Note 23 to the Condensed Notes to Consolidated Financial Statements.
3. Investment Securities
The following table summarizes the amortized cost and fair value of securities that are classified as available-for-sale and held-to-maturity:

	March 31, 2026
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$225,306	$—	$225,306	$1,054	$(7,389)	$218,971
U.S. government-sponsored mortgage-backed securities	1,320,400	—	1,320,400	1,293	(143,819)	1,177,874
Private mortgage-backed securities	150,637	—	150,637	—	(8,110)	142,527
Non-government-sponsored asset backed securities	155,852	—	155,852	111	(1,137)	154,826
State and political subdivisions	949,052	—	949,052	665	(70,739)	878,978
Other securities	237,141	—	237,141	1,828	(8,298)	230,671
Total	$3,038,388	$—	$3,038,388	$4,951	$(239,492)	$2,803,847

	March 31, 2026
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,912	$—	$43,912	$—	$(1,758)	$42,154
U.S. government-sponsored mortgage-backed securities	112,717	—	112,717	153	(4,144)	108,726
State and political subdivisions	1,102,011	(2,005)	1,100,006	32	(105,924)	994,114
Total	$1,258,640	$(2,005)	$1,256,635	$185	$(111,826)	$1,144,994

	December 31, 2025
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$246,891	$—	$246,891	$998	$(7,107)	$240,782
U.S. government-sponsored mortgage-backed securities	1,345,469	—	1,345,469	1,478	(133,999)	1,212,948
Private mortgage-backed securities	152,578	—	152,578	126	(6,984)	145,720
Non-government-sponsored asset backed securities	158,446	—	158,446	325	(927)	157,844
State and political subdivisions	951,822	—	951,822	1,419	(65,403)	887,838
Other securities	233,614	—	233,614	2,147	(8,962)	226,799
Total	$3,088,820	$—	$3,088,820	$6,493	$(223,382)	$2,871,931

	December 31, 2025
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,841	$—	$43,841	$—	$(1,391)	$42,450
U.S. government-sponsored mortgage-backed securities	114,813	—	114,813	400	(3,258)	111,955
State and political subdivisions	1,102,613	(2,005)	1,100,608	71	(94,032)	1,006,647
Total	$1,261,267	$(2,005)	$1,259,262	$471	$(98,681)	$1,161,052
Assets, principally investment securities, having a carrying value of approximately $2.67 billion and $2.65 billion at March 31, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $157.4 million and $155.8 million at March 31, 2026 and December 31, 2025, respectively.
The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at March 31, 2026, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$56,714	$56,147	$4,953	$4,918
Due after one year through five years	233,601	223,610	120,587	116,202
Due after five years through ten years	384,518	367,430	383,180	353,219
Due after ten years	736,666	681,433	637,203	561,929
U.S. government-sponsored mortgage-backed securities	1,320,400	1,177,874	112,717	108,726
Private mortgage-backed securities	150,637	142,527	—	—
Non-government-sponsored asset backed securities	155,852	154,826	—	—
Total	$3,038,388	$2,803,847	$1,258,640	$1,144,994
During the three months ended March 31, 2026 and 2025, no available-for-sale securities were sold.

The following table shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$2,705	$(16)	$149,486	$(7,373)	$152,191	$(7,389)
U.S. government-sponsored mortgage-backed securities	61,250	(559)	1,053,060	(143,260)	1,114,310	(143,819)
Private mortgage-backed securities	9,721	(18)	132,805	(8,092)	142,526	(8,110)
Non-government-sponsored asset backed securities	36,217	(45)	41,919	(1,092)	78,136	(1,137)
State and political subdivisions	87,822	(2,005)	697,559	(68,734)	785,381	(70,739)
Other securities	41,197	(435)	126,243	(7,863)	167,440	(8,298)
Total	$238,912	$(3,078)	$2,201,072	$(236,414)	$2,439,984	$(239,492)
Held-to-maturity:
U.S. government-sponsored enterprises	$14,899	$(101)	$27,255	$(1,657)	$42,154	$(1,758)
U.S. government-sponsored mortgage-backed securities	37,878	(455)	52,853	(3,689)	90,731	(4,144)
State and political subdivisions	28,557	(498)	963,587	(105,426)	992,144	(105,924)
Total	$81,334	$(1,054)	$1,043,695	$(110,772)	$1,125,029	$(111,826)

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$7,152	$(32)	$165,091	$(7,075)	$172,243	$(7,107)
U.S. government-sponsored mortgage-backed securities	26,462	(136)	1,087,888	(133,863)	1,114,350	(133,999)
Private mortgage-backed securities	—	—	135,255	(6,984)	135,255	(6,984)
Non-government-sponsored asset backed securities	22,987	(13)	44,666	(914)	67,653	(927)
State and political subdivisions	15,301	(505)	744,922	(64,898)	760,223	(65,403)
Other securities	5,505	(67)	125,216	(8,895)	130,721	(8,962)
Total	$77,407	$(753)	$2,303,038	$(222,629)	$2,380,445	$(223,382)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$42,451	$(1,391)	$42,451	$(1,391)
U.S. government-sponsored mortgage-backed securities	16,763	(88)	64,000	(3,170)	80,763	(3,258)
State and political subdivisions	19,137	(143)	983,938	(93,889)	1,003,075	(94,032)
Total	$35,900	$(231)	$1,090,389	$(98,450)	$1,126,289	$(98,681)

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
During the three months ended March 31, 2026, the Company determined no allowance for credit losses on the available-for-sale portfolio was necessary. The Company also determined the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no provision was considered necessary for either portfolio.
During the three months ended March 31, 2025, the Company determined the $2.2 million allowance for credit losses on the available-for-sale portfolio and the $2.0 million allowance for credit losses on the held-to-maturity portfolio were adequate. Therefore, no additional provision was considered necessary.

Available-for-Sale Investment Securities
	March 31, 2026	December 31, 2025
Allowance for credit losses:	(In thousands)
Beginning balance, January 1	$—	$2,195
Recovery of credit losses	—	—
Balance, March 31	$—	$2,195
Recovery of credit loss		(2,195)
Balance, December 31, 2025		$—

Held-to-Maturity Investment Securities
	March 31, 2026	December 31, 2025
Allowance for credit losses:	(In thousands)
Beginning balance, January 1	$2,005	$2,005
Provision for credit losses	—	—
Balance, March 31	$2,005	$2,005
Provision for credit loss		—
Balance, December 31, 2025		$2,005
For the three months ended March 31, 2026, the Company had available-for-sale investment securities with approximately $239.5 million in unrealized losses, of which $236.4 million had been in continuous loss positions for more than twelve months. The Company’s assessments indicated the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 43.8% of the principal balance from the Company’s investment portfolio will mature or are expected to pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
As of March 31, 2026, the Company's available-for-sale securities portfolio consisted of 1,452 investment securities, 1,196 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $239.5 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $7.4 million on 53 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained $143.8 million of unrealized losses on 609 securities, and the private mortgage-backed securities portfolio contained $8.1 million of unrealized losses on 29 securities. The non-government-sponsored asset backed securities portfolio contained $1.1 million of unrealized losses on 13 securities. The state and political subdivisions portfolio contained $70.7 million of unrealized losses on 441 securities. In addition, the other securities portfolio contained $8.3 million of unrealized losses on 51 securities. The unrealized losses on the Company's investments were a result of interest rate changes, and the Company expects to recover the amortized cost basis over the term of the securities. The Company has determined that, as of March 31, 2026, a reserve for credit losses is not necessary because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
As of March 31, 2026, the Company's held-to-maturity securities portfolio consisted of 511 investment securities, 498 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $111.8 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $1.8 million on 5 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained unrealized losses of $4.1 million on 16 securities. The state and political subdivisions portfolio contained $105.9 million of unrealized losses on 477 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, the Company has determined that an additional provision for credit losses was not necessary as of March 31, 2026.
The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of March 31, 2026:

	State and political subdivisions	U.S. government-sponsored enterprises	U.S. government-sponsored mortgage-backed securities	Total
	(In thousands)
Aaa/AAA	$238,854	$43,912	$—	$282,766
Aa/AA	823,847	—	—	823,847
A	32,600	—	—	32,600
Not rated	6,710	—	—	6,710
Agency backed	—	—	112,717	112,717
Total	$1,102,011	$43,912	$112,717	$1,258,640

Income earned on securities for the three months ended March 31, 2026 and 2025, is as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Taxable
Available-for-sale	$17,321	$20,060
Held-to-maturity	7,407	7,373
Non-taxable
Available-for-sale	4,821	4,580
Held-to-maturity	3,008	3,070
Total	$32,557	$35,083
4. Loans Receivable
The various categories of loans receivable are summarized as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,395,529	$5,290,112
Construction/land development	2,613,604	2,726,993
Agricultural	321,046	332,412
Residential real estate loans
Residential 1-4 family	2,100,374	2,134,334
Multifamily residential	1,232,639	1,140,911
Total real estate	11,663,192	11,624,762
Consumer	1,254,936	1,253,746
Commercial and industrial	2,172,267	2,222,401
Agricultural	329,563	359,879
Other	213,670	225,421
Total loans receivable	15,633,628	15,686,209
Allowance for credit losses	(297,634)	(297,583)
Loans receivable, net	$15,335,994	$15,388,626
During the three months ended March 31, 2026, the Company sold $1.2 million of the guaranteed portions of SBA loans, which resulted in a gain of approximately $80,000. During the three months ended March 31, 2025, the Company sold $4.0 million guaranteed portions of certain SBA loans, which resulted in a gain of approximately $288,000.

Mortgage loans held for sale of approximately $201.9 million and $204.0 million at March 31, 2026 and December 31, 2025, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. The Company regularly sells mortgages into the capital markets to mitigate the effects of interest rate volatility during the period from the time an interest rate lock commitment ("IRLC") is issued until the IRLC funds creating a mortgage loan held for sale and its subsequent sale into the secondary/capital markets. Loan sales are typically executed on a mandatory basis. Under a mandatory commitment, the Company agrees to deliver a specified dollar amount with predetermined terms by a certain date. Generally, the commitment is not loan specific, and any combination of loans can be delivered into the outstanding commitment provided the terms fall within the parameters of the commitment. Upon failure to deliver, the Company is subject to fees based on market movement. These commitments and IRLCs are derivative instruments and their fair values at March 31, 2026 and December 31, 2025 were not material.
Purchased loans that have experienced more than insignificant credit deterioration since origination are purchase credit deteriorated ("PCD") loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $51.3 million and $52.2 million in PCD loans, as of March 31, 2026 and December 31, 2025, respectively. The balances result entirely from the acquisition of Happy Bancshares, Inc. in 2022.
A description of our accounting policies for loans and impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) are set forth in our 2025 Form 10-K filed with the SEC on February 27, 2026.
5. Allowance for Credit Losses, Credit Quality and Other
The Company uses the discounted cash flow ("DCF") method to estimate expected losses for all of the Company’s loan pools. These pools are as follows: construction & land development; other commercial real estate; residential real estate; commercial & industrial; and consumer & other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery is based on historical internal data and is tested and updated on an annual basis. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.
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

Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. Based on this analysis, management determined that changes to some of the economic factors for the loss driver segments, along with other model improvements and updates, were necessary, and updated models were implemented for the March 31, 2026 allowance for credit losses calculation. The identified loss drivers by segment are included below as of both March 31, 2026 and December 31, 2025:

March 31, 2026
Loss Driver Segment	Call Report Segment(s)	Modeled Economic Factors
1-4 Family Construction	1a1	National Unemployment (%) & Housing Price Index (%)
All Other Construction	1a2	National Unemployment (%) & Gross Domestic Product (%)
Farmland	1b	National Unemployment (%) & Gross Domestic Product (%)
Residential 1-4 Family	1c1, 1c2a, 1c2b	National Unemployment (%) & Housing Price Index (%)
Multifamily	1d	Gross Domestic Product (%) & Housing Price Index (%)
Non-Farm/ Non-Residential CRE	1e1, 1e2	National Unemployment (%) & Gross Domestic Product (%)
Agriculture	3	National Unemployment (%)
Commercial & Industrial, Non-Depository Financial Institutions, Purchase/Carry Securities, Leases, Other	4a, 9a, 9b1, 9b2, 10, Other	National Unemployment (%) & National Retail Sales (%)
Consumer Auto	6c	National Unemployment (%) & National Retail Sales (%)
Other Consumer	6b, 6d	National Unemployment (%) & National Retail Sales (%)
Other Consumer - SPF	6d	National Unemployment (%)
Obligations of States and Political Subdivisions	8	National Unemployment (%) & Gross Domestic Product (%)

December 31, 2025
Loss Driver Segment	Call Report Segment(s)	Modeled Economic Factors
1-4 Family Construction	1a1	National Unemployment (%) & Housing Price Index (%)
All Other Construction	1a2	National Unemployment (%) & Gross Domestic Product (%)
Farmland & Agriculture	1b, 3	National Unemployment (%)
Residential 1-4 Family	1c1, 1c2a, 1c2b	National Unemployment (%) & Housing Price Index (%)
Multifamily	1d	Rental Vacancy Rate (%) & Housing Price Index (%)
Non-Farm/ Non-Residential CRE	1e1, 1e2	National Unemployment (%) & Gross Domestic Product (%)
Commercial & Industrial, Non-Depository Financial Institutions, Purchase/Carry Securities, Leases, Other	4a, 9a, 9b1, 9b2, 10, Other	National Unemployment (%) & National Retail Sales (%)
Consumer Auto	6c	National Unemployment (%) & National Retail Sales (%)
Other Consumer	6b, 6d	National Unemployment (%) & National Retail Sales (%)
Other Consumer - SPF	6d	National Unemployment (%)
Obligations of States and Political Subdivisions	8	National Unemployment (%) & Gross Domestic Product (%)
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
During the three months ended March 31, 2026, the Company recorded $1.5 million in provision for credit losses on loans, and the Company recovered $1.0 million in credit losses on unfunded commitments.
During the three months ended March 31, 2025, the Company did not record a provision for credit losses on loans primarily due to the $4.1 million in net recoveries experienced during the quarter. After considering the recoveries, management determined the level of the allowance for credit losses on loans was adequate as of March 31, 2025. In addition, management determined that a provision was not necessary for the unfunded commitments for the first quarter of 2025 as the current level of the reserve was considered adequate.

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$48,023	$77,220	$72,692	$65,932	$33,716	$297,583
Loans charged off	—	(458)	(393)	(1,326)	(672)	(2,849)
Recoveries of loans previously charged off	20	617	18	191	554	1,400
Net loans recovered (charged off)	20	159	(375)	(1,135)	(118)	(1,449)
Provision for credit losses	1,334	13,171	(334)	(7,626)	(5,045)	1,500
Balance, March 31	$49,377	$90,550	$71,983	$57,171	$28,553	$297,634
During the first quarter of 2026, the Company implemented updated allowance for credit loss models as part of the annual model review and challenge process. The allowance calculation called for a higher level of reserves for the CRE portfolio, which was largely offset by a corresponding reduction in reserves for the commercial and industrial portfolio as well as the consumer portfolio.
The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2025 and the year ended December 31, 2025:

	Three Months Ended March 31, 2025 and Year Ended December 31, 2025
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$52,271	$91,315	$50,835	$49,621	$31,838	$275,880
Loans charged off	—	(2,300)	(75)	(161)	(923)	(3,459)
Recoveries of loans previously charged off	125	6,160	51	958	228	7,522
Net loans (charged off) recovered	125	3,860	(24)	797	(695)	4,063
Provision for credit loss - loans	(4,220)	(8,890)	2,597	9,704	809	—
Balance, March 31	48,176	86,285	53,408	60,122	31,952	279,943
Loans charged off	(70)	(734)	(556)	(6,216)	(4,208)	(11,784)
Recoveries of loans previously charged off	451	2,540	172	1,420	741	5,324
Net loans (charged off) recovered	381	1,806	(384)	(4,796)	(3,467)	(6,460)
Provision for credit loss - loans	(534)	(10,871)	19,668	10,606	5,231	24,100
Balance, December 31	$48,023	$77,220	$72,692	$65,932	$33,716	$297,583

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$56,767	$14,530	$751
Construction/land development	7,856	—	600
Agricultural	398	—	—
Residential real estate loans
Residential 1-4 family	24,890	—	136
Multifamily residential	11,175	10,363	—
Total real estate	101,086	24,893	1,487
Consumer	12,393	4,981	—
Commercial and industrial	64,941	—	982
Agricultural & other	1,219	—	12
Total	$179,639	$29,874	$2,481

	December 31, 2025
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$21,685	$14,752	$—
Construction/land development	5,444	—	405
Agricultural	489	—	—
Residential real estate loans
Residential 1-4 family	24,149	—	2,321
Multifamily residential	10,925	10,113	—
Total real estate	62,692	24,865	2,726
Consumer	10,326	4,981	3,290
Commercial and industrial	3,760	—	964
Agricultural & other	1,224	—	—
Total	$78,002	$29,846	$6,980
The Company had $179.6 million and $78.0 million in nonaccrual loans as of March 31, 2026 and December 31, 2025, respectively. In addition, the Company had $2.5 million and $7.0 million in loans past due 90 days or more and still accruing as of March 31, 2026 and December 31, 2025, respectively.
The Company had $29.9 million and $29.8 million in nonaccrual loans with a specific reserve as of March 31, 2026 and December 31, 2025, respectively. Interest income recognized on the non-accrual loans for the periods ended March 31, 2026 and March 31, 2025 was considered immaterial.

The following table presents the amortized cost basis of impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) by class of loans as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$92,744	$—	$—
Construction/land development	8,456	—	—
Agricultural	398	—	—
Residential real estate loans
Residential 1-4 family	—	27,953	—
Multifamily residential	—	11,175	—
Total real estate	101,598	39,128	—
Consumer	—	—	12,393
Commercial and industrial	—	—	65,977
Agricultural & other	—	—	1,231
Total	$101,598	$39,128	$79,601

	December 31, 2025
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$93,550	$—	$—
Construction/land development	5,849	—	—
Agricultural	489	—	—
Residential real estate loans
Residential 1-4 family	—	29,402	—
Multifamily residential	—	10,925	—
Total real estate	99,888	40,327	—
Consumer	—	—	13,616
Commercial and industrial	—	—	64,367
Agricultural & other	—	—	1,224
Total	$99,888	$40,327	$79,207
The Company had $220.3 million and $219.4 million in impaired loans for the periods ended March 31, 2026 and December 31, 2025, respectively.
Interest recognized on impaired loans during the three months ended March 31, 2026 was approximately $552,000. Interest recognized on impaired loans during the three months ended March 31, 2025 was approximately $3.0 million. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

The following is an aging analysis for loans receivable as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,321	$248	$57,518	$59,087	$5,336,442	$5,395,529	$751
Construction/land development	105	244	8,456	8,805	2,604,799	2,613,604	600
Agricultural	130	776	398	1,304	319,742	321,046	—
Residential real estate loans
Residential 1-4 family	9,683	2,434	25,026	37,143	2,063,231	2,100,374	136
Multifamily residential	—	—	11,175	11,175	1,221,464	1,232,639	—
Total real estate	11,239	3,702	102,573	117,514	11,545,678	11,663,192	1,487
Consumer	1,255	475	12,393	14,123	1,240,813	1,254,936	—
Commercial and industrial	1,139	1,400	65,923	68,462	2,103,805	2,172,267	982
Agricultural & other	841	80	1,231	2,152	541,081	543,233	12
Total	$14,474	$5,657	$182,120	$202,251	$15,431,377	$15,633,628	$2,481

	December 31, 2025
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$37,448	$4,723	$21,685	$63,856	$5,226,256	$5,290,112	$—
Construction/land development	207	7,208	5,849	13,264	2,713,729	2,726,993	405
Agricultural	99	—	489	588	331,824	332,412	—
Residential real estate loans
Residential 1-4 family	3,709	4,650	26,470	34,829	2,099,505	2,134,334	2,321
Multifamily residential	—	—	10,925	10,925	1,129,986	1,140,911	—
Total real estate	41,463	16,581	65,418	123,462	11,501,300	11,624,762	2,726
Consumer	1,251	210	13,616	15,077	1,238,669	1,253,746	3,290
Commercial and industrial	41,433	1,048	4,724	47,205	2,175,196	2,222,401	964
Agricultural and other	1,267	14	1,224	2,505	582,795	585,300	—
Total	$85,414	$17,853	$84,982	$188,249	$15,497,960	$15,686,209	$6,980

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$295	$2	$297
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	64,556	481,681	258,160	283,941	547,666	1,359,580	219,988	3,215,572
Risk rating 4	16,905	86,686	151,786	82,068	538,390	828,549	253,873	1,958,257
Risk rating 5	—	236	633	—	13,358	21,512	395	36,134
Risk rating 6	—	11,986	33,586	2,208	39,936	97,553	—	185,269
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	81,461	580,589	444,165	368,217	1,139,350	2,307,489	474,258	5,395,529
Construction/land development
Risk rating 1	$—	$—	$—	$—	$—	$7	$—	$7
Risk rating 2	—	—	91	128	—	110	—	329
Risk rating 3	84,653	826,112	667,261	148,491	110,723	72,311	82,435	1,991,986
Risk rating 4	67,633	81,849	166,567	58,713	36,871	28,581	156,981	597,195
Risk rating 5	—	143	—	—	14,844	392	—	15,379
Risk rating 6	—	—	7,422	77	485	694	30	8,708
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	152,286	908,104	841,341	207,409	162,923	102,095	239,446	2,613,604
Agricultural
Risk rating 1	$—	$—	$—	$—	$1,110	$—	$—	$1,110
Risk rating 2	—	—	—	221	—	994	—	1,215
Risk rating 3	2,747	26,449	18,272	16,095	20,541	38,581	52,273	174,958
Risk rating 4	916	18,230	25,878	6,394	16,372	49,844	14,855	132,489
Risk rating 5	—	—	—	—	4,194	106	—	4,300
Risk rating 6	—	—	1,881	34	336	4,245	478	6,974
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	3,663	44,679	46,031	22,744	42,553	93,770	67,606	321,046
Total commercial real estate loans	$237,410	$1,533,372	$1,331,537	$598,370	$1,344,826	$2,503,354	$781,310	$8,330,179
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$81	$1	$82
Risk rating 2	—	—	—	155	—	—	1	156
Risk rating 3	74,446	216,151	175,805	226,330	332,413	536,867	120,901	1,682,913
Risk rating 4	3,850	22,947	39,677	12,098	45,551	171,606	80,136	375,865
Risk rating 5	—	1,049	1,017	1,553	481	4,642	240	8,982
Risk rating 6	1	259	951	3,900	9,041	18,055	169	32,376
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total residential 1-4 family	78,297	240,406	217,450	244,036	387,486	731,251	201,448	2,100,374

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	—	237,392	216,883	58,075	140,912	134,351	7,010	794,623
Risk rating 4	1,912	893	658	137,490	197,743	32,394	23,585	394,675
Risk rating 5	—	—	—	—	—	2,007	—	2,007
Risk rating 6	—	—	—	—	40,363	971	—	41,334
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	1,912	238,285	217,541	195,565	379,018	169,723	30,595	1,232,639
Total real estate	$317,619	$2,012,063	$1,766,528	$1,037,971	$2,111,330	$3,404,328	$1,013,353	$11,663,192
Consumer
Risk rating 1	$926	$4,246	$2,680	$1,134	$927	$1,551	$2,943	$14,407
Risk rating 2	16	—	—	—	—	208	—	224
Risk rating 3	54,747	270,285	208,774	139,205	144,814	377,351	1,116	1,196,292
Risk rating 4	462	1,869	1,351	976	4,733	6,219	110	15,720
Risk rating 5	—	—	—	2	464	811	—	1,277
Risk rating 6	—	1,050	12,541	5,841	2,110	5,455	19	27,016
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total consumer	56,151	277,450	225,346	147,158	153,048	391,595	4,188	1,254,936
Commercial and industrial
Risk rating 1	$258	$776	$1,905	$270	$345	$21,313	$13,965	$38,832
Risk rating 2	101	—	42	46	261	17	4,160	4,627
Risk rating 3	21,472	393,083	85,058	92,629	48,006	255,440	568,655	1,464,343
Risk rating 4	15,123	74,405	38,048	79,977	65,287	110,631	205,309	588,780
Risk rating 5	—	—	—	5	40	4,931	2,639	7,615
Risk rating 6	—	1,064	41,452	848	645	1,563	20,814	66,386
Risk rating 7	—	—	—	—	—	1,376	—	1,376
Risk rating 8	—	—	—	10	—	298	—	308
Total commercial and industrial	36,954	469,328	166,505	173,785	114,584	395,569	815,542	2,172,267
Agricultural and other
Risk rating 1	$410	$205	$500	$344	$78	$106	$1,079	$2,722
Risk rating 2	—	550	114	210	16	—	1,001	1,891
Risk rating 3	12,765	9,717	4,249	3,804	2,631	36,288	217,166	286,620
Risk rating 4	52,036	9,176	7,329	1,172	33,919	28,482	116,388	248,502
Risk rating 5	—	—	—	20	1,064	11	—	1,095
Risk rating 6	—	—	961	97	343	911	91	2,403
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	65,211	19,648	13,153	5,647	38,051	65,798	335,725	543,233
Total	$475,935	$2,778,489	$2,171,532	$1,364,561	$2,417,013	$4,257,290	$2,168,808	$15,633,628

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$301	$—	$301
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	492,228	210,249	252,348	561,439	426,072	978,310	206,694	3,127,340
Risk rating 4	86,206	108,516	96,811	558,844	278,939	561,388	240,408	1,931,112
Risk rating 5	239	664	1,392	13,790	—	23,161	—	39,246
Risk rating 6	11,983	33,432	1,735	40,615	6,407	97,516	—	191,688
Risk rating 7	—	—	425	—	—	—	—	425
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	590,656	352,861	352,711	1,174,688	711,418	1,660,676	447,102	5,290,112
Construction/land development
Risk rating 1	$—	$—	$—	$—	$8	$—	$—	$8
Risk rating 2	376	93	129	—	—	120	—	718
Risk rating 3	739,449	863,012	181,685	108,648	23,610	54,423	68,558	2,039,385
Risk rating 4	63,720	201,687	56,444	143,542	14,648	20,780	163,294	664,115
Risk rating 5	—	—	—	16,024	—	—	—	16,024
Risk rating 6	—	4,584	275	512	536	836	—	6,743
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	803,545	1,069,376	238,533	268,726	38,802	76,159	231,852	2,726,993
Agricultural
Risk rating 1	$—	$—	$—	$1,169	$—	$—	$—	$1,169
Risk rating 2	—	—	225	—	1,012	—	—	1,237
Risk rating 3	25,875	20,454	16,985	24,312	11,587	37,628	48,561	185,402
Risk rating 4	18,496	24,511	6,407	19,027	18,746	32,232	14,119	133,538
Risk rating 5	—	—	—	4,194	—	111	—	4,305
Risk rating 6	—	1,881	34	358	1,646	2,527	315	6,761
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	44,371	46,846	23,651	49,060	32,991	72,498	62,995	332,412
Total commercial real estate loans	$1,438,572	$1,469,083	$614,895	$1,492,474	$783,211	$1,809,333	$741,949	$8,349,517
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$83	$1	$84
Risk rating 2	—	—	156	—	—	—	1	157
Risk rating 3	284,182	179,100	230,204	344,291	165,821	393,067	120,796	1,717,461
Risk rating 4	14,704	36,409	14,293	53,960	100,597	73,643	83,482	377,088
Risk rating 5	331	—	684	653	981	5,599	101	8,349
Risk rating 6	117	667	4,143	8,520	4,481	12,693	574	31,195
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total residential 1-4 family	299,334	216,176	249,480	407,424	271,880	485,085	204,955	2,134,334

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	237,328	55,087	58,077	141,548	29,736	104,185	9,189	635,150
Risk rating 4	897	663	199,306	197,414	10,767	23,742	29,872	462,661
Risk rating 5	—	—	—	—	503	1,501	—	2,004
Risk rating 6	—	—	—	40,113	—	983	—	41,096
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	238,225	55,750	257,383	379,075	41,006	130,411	39,061	1,140,911
Total real estate	$1,976,131	$1,741,009	$1,121,758	$2,278,973	$1,096,097	$2,424,829	$985,965	$11,624,762
Consumer
Risk rating 1	$4,723	$2,974	$1,306	$970	$449	$1,191	$1,654	$13,267
Risk rating 2	—	—	—	—	—	217	—	217
Risk rating 3	277,176	216,183	150,202	153,393	140,454	255,252	1,218	1,193,878
Risk rating 4	2,526	1,916	1,031	5,092	1,509	4,376	126	16,576
Risk rating 5	—	—	114	464	200	1,146	—	1,924
Risk rating 6	778	12,570	6,296	1,504	246	5,322	28	26,744
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	1,140	—	—	—	1,140
Total consumer	285,203	233,643	158,949	162,563	142,858	267,504	3,026	1,253,746
Commercial and industrial
Risk rating 1	$951	$3,241	$288	$364	$636	$20,727	$14,327	$40,534
Risk rating 2	2	43	62	277	—	20	4,018	4,422
Risk rating 3	401,676	92,773	419,568	132,633	41,839	249,339	325,878	1,663,706
Risk rating 4	80,245	33,265	50,968	41,099	23,792	58,246	152,751	440,366
Risk rating 5	—	—	7	40	4,632	955	1,147	6,781
Risk rating 6	852	40,887	391	648	663	1,785	21,025	66,251
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	1	—	329	—	11	341
Total commercial and industrial	483,726	170,209	471,285	175,061	71,891	331,072	519,157	2,222,401
Agricultural and other
Risk rating 1	$214	$556	$344	$78	$16	$90	$948	$2,246
Risk rating 2	552	115	253	16	—	—	2,159	3,095
Risk rating 3	28,999	5,040	4,214	3,111	22,774	17,136	248,547	329,821
Risk rating 4	46,091	8,734	1,127	34,328	3,925	28,167	123,570	245,942
Risk rating 5	—	—	—	1,222	11	—	—	1,233
Risk rating 6	—	1,098	108	343	32	1,265	117	2,963
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	75,856	15,543	6,046	39,098	26,758	46,658	375,341	585,300
Total	$2,820,916	$2,160,404	$1,758,038	$2,655,695	$1,337,604	$3,070,063	$1,883,489	$15,686,209

The following table presents gross write-offs by origination date as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Gross Loan Write-Offs by Origination Year
	2026		2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$453	$—	$—	$4	$—	$457
Construction/land development	—		—	—	—	—	—	—	—
Agricultural	—		—	—	—	—	1	—	1
Residential real estate loans
Residential 1-4 family	—		—	40	110	9	234	—	393
Total real estate	—		—	493	110	9	239	—	851
Consumer	—		2	6	5	64	—	—	77
Commercial and industrial	—		—	640	46	21	308	311	1,326
Agricultural & other	593	*	—	—	2	—	—	—	595
Total	$593		$2	$1,139	$163	$94	$547	$311	$2,849
*The 2026 write-off consists entirely of overdrafts.

	December 31, 2025
	Gross Loan Write-Offs by Origination Year
	2025		2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$5	$400	$47	$289	$2,293	$—	$3,034
Construction/land development	—		18	11	—	41	—	—	70
Agricultural	—		—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	—		21	98	309	—	203	—	631
Multifamily residential	—		—	—	—	—	—	—	—
Total real estate	—		44	509	356	330	2,496	—	3,735
Consumer	222	**	82	628	613	277	458	41	2,321
Commercial and industrial	—		149	2,582	763	1,206	898	779	6,377
Agricultural & other	2,808	**	2	—	—	—	—	—	2,810
Total	$3,030		$277	$3,719	$1,732	$1,813	$3,852	$820	$15,243
**The 2025 write-offs primarily consist of overdrafts.

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the amortized cost of performing and nonperforming loans as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$81,461	$580,589	$412,089	$367,056	$1,112,001	$2,275,331	$474,258	$5,302,785
Non-performing	—	—	32,076	1,161	27,349	32,158	—	92,744
Total non-farm/non-residential	81,461	580,589	444,165	368,217	1,139,350	2,307,489	474,258	5,395,529
Construction/land development
Performing	$152,286	$908,104	$833,919	$207,409	$162,438	$101,576	$239,416	$2,605,148
Non-performing	—	—	7,422	—	485	519	30	8,456
Total construction/ land development	152,286	908,104	841,341	207,409	162,923	102,095	239,446	2,613,604
Agricultural
Performing	$3,663	$44,679	$46,031	$22,744	$42,553	$93,547	$67,431	$320,648
Non-performing	—	—	—	—	—	223	175	398
Total agricultural	3,663	44,679	46,031	22,744	42,553	93,770	67,606	321,046
Total commercial real estate loans	$237,410	$1,533,372	$1,331,537	$598,370	$1,344,826	$2,503,354	$781,310	$8,330,179
Residential real estate loans
Residential 1-4 family
Performing	$78,297	$240,008	$216,513	$239,672	$380,696	$715,818	$201,417	$2,072,421
Non-performing	—	398	937	4,364	6,790	15,433	31	27,953
Total residential 1-4 family	78,297	240,406	217,450	244,036	387,486	731,251	201,448	2,100,374
Multifamily residential
Performing	$1,912	$238,285	$217,541	$195,565	$368,655	$168,911	$30,595	$1,221,464
Non-performing	—	—	—	—	10,363	812	—	11,175
Total multifamily residential	1,912	238,285	217,541	195,565	379,018	169,723	30,595	1,232,639
Total real estate	$317,619	$2,012,063	$1,766,528	$1,037,971	$2,111,330	$3,404,328	$1,013,353	$11,663,192
Consumer
Performing	$56,151	$277,381	$224,285	$142,120	$151,643	$386,793	$4,170	$1,242,543
Non-performing	—	69	1,061	5,038	1,405	4,802	18	12,393
Total consumer	56,151	277,450	225,346	147,158	153,048	391,595	4,188	1,254,936
Commercial and industrial
Performing	$36,954	$468,411	$125,233	$173,221	$114,146	$393,553	$794,772	$2,106,290
Non-performing	—	917	41,272	564	438	2,016	20,770	65,977
Total commercial and industrial	36,954	469,328	166,505	173,785	114,584	395,569	815,542	2,172,267
Agricultural and other
Performing	$65,211	$19,648	$12,995	$5,550	$37,739	$65,134	$335,725	$542,002
Non-performing	—	—	158	97	312	664	—	1,231
Total agricultural and other	65,211	19,648	13,153	5,647	38,051	65,798	335,725	543,233
Total	$475,935	$2,778,489	$2,171,532	$1,364,561	$2,417,013	$4,257,290	$2,168,808	$15,633,628

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$590,656	$319,429	$352,286	$1,147,293	$709,851	$1,629,945	$447,102	$5,196,562
Non-performing	—	33,432	425	27,395	1,567	30,731	—	93,550
Total non-farm/non-residential	590,656	352,861	352,711	1,174,688	711,418	1,660,676	447,102	5,290,112
Construction/land development
Performing	$803,545	$1,065,095	$238,336	$268,292	$38,502	$75,522	$231,852	$2,721,144
Non-performing	—	4,281	197	434	300	637	—	5,849
Total construction/land development	803,545	1,069,376	238,533	268,726	38,802	76,159	231,852	2,726,993
Agricultural
Performing	$44,371	$46,846	$23,651	$49,060	$32,991	$72,021	$62,983	$331,923
Non-performing	—	—	—	—	—	477	12	489
Total agricultural	44,371	46,846	23,651	49,060	32,991	72,498	62,995	332,412
Total commercial real estate loans	$1,438,572	$1,469,083	$614,895	$1,492,474	$783,211	$1,809,333	$741,949	$8,349,517
Residential real estate loans
Residential 1-4 family
Performing	$299,149	$215,558	$244,767	$400,643	$267,493	$472,717	$204,605	$2,104,932
Non-performing	185	618	4,713	6,781	4,387	12,368	350	29,402
Total residential 1-4 family	299,334	216,176	249,480	407,424	271,880	485,085	204,955	2,134,334
Multifamily residential
Performing	$238,225	$55,750	$257,383	$368,962	$41,006	$129,599	$39,061	$1,129,986
Non-performing	—	—	—	10,113	—	812	—	10,925
Total multifamily residential	238,225	55,750	257,383	379,075	41,006	130,411	39,061	1,140,911
Total real estate	$1,976,131	$1,741,009	$1,121,758	$2,278,973	$1,096,097	$2,424,829	$985,965	$11,624,762
Consumer
Performing	$285,182	$232,580	$153,116	$160,625	$142,817	$262,786	$3,024	$1,240,130
Non-performing	21	1,063	5,833	1,938	41	4,718	2	13,616
Total consumer	285,203	233,643	158,949	162,563	142,858	267,504	3,026	1,253,746
Commercial and industrial
Performing	$482,817	$129,624	$471,177	$174,639	$71,256	$329,475	$499,046	$2,158,034
Non-performing	909	40,585	108	422	635	1,597	20,111	64,367
Total commercial and industrial	483,726	170,209	471,285	175,061	71,891	331,072	519,157	2,222,401
Agricultural and other
Performing	$75,856	$15,385	$5,938	$38,786	$26,715	$46,132	$375,264	$584,076
Non-performing	—	158	108	312	43	526	77	1,224
Total agricultural and other	75,856	15,543	6,046	39,098	26,758	46,658	375,341	585,300
Total	$2,820,916	$2,160,404	$1,758,038	$2,655,695	$1,337,604	$3,070,063	$1,883,489	$15,686,209
The Company had approximately $30.2 million or 204 total revolving loans convert to term loans for the three months ended March 31, 2026 compared to $15.2 million or 44 total revolving loans convert to term loans for the three months ended March 31, 2025. These loans were considered immaterial for vintage disclosure inclusion.

The following table presents the amortized cost basis of modified loans to borrowers experiencing financial difficulty by class and modification type at March 31, 2026 and December 31, 2025. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	March 31, 2026
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$376	$31,869	$—	$937	$328	$14,530	$—	$48,040	0.89%
Construction/land development	—	—	—	9	—	—	—	9	—
Residential real estate loans
Residential 1-4 family	1,023	784	97	19	2,233	—	113	4,269	0.20
Total real estate	1,399	32,653	97	965	2,561	14,530	113	52,318	0.45
Consumer	—	3,161	—	—	—	—	—	3,161	0.25
Commercial and industrial	57	60,207	—	—	243	—	—	60,507	2.79
Total	$1,456	$96,021	$97	$965	$2,804	$14,530	$113	$115,986	0.74%

	December 31, 2025
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Principal Reduction and Interest Rate Reduction	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$378	$31,869	$—	$1,001	$330	$—	$14,752	$—	$48,330	0.91%
Construction/land development	—	—	—	36	—	—	—	—	36	—
Residential real estate loans
Residential 1-4 family	1,033	1,018	99	20	2,300	—	—	114	4,584	0.21
Total real estate	1,411	32,887	99	1,057	2,630	—	14,752	114	52,950	0.46
Consumer	—	2,938	—	—	—	—	—	—	2,938	0.23
Commercial and industrial	58	59,585	—	—	74	—	—	—	59,717	2.69
Total	$1,469	$95,410	$99	$1,057	$2,704	$—	$14,752	$114	$115,605	0.74%
During the three months ended March 31, 2026, the Company restructured approximately $175,000 in loans to two borrowers. The ending balance of these loans as of March 31, 2026, was $174,000. During the three months ended March 31, 2025, the Company restructured approximately $4.0 million in loans to four borrowers. The ending balance of these loans as of March 31, 2025, was $3.9 million. The Company considered the financial effect of these loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and March 31, 2025 as well as the unadvanced balances to these borrowers immaterial for tabular disclosure inclusion.

The following table presents the amortized cost basis of loans that had a payment default during the three months ended March 31, 2026 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	March 31, 2026
	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension
	(Dollars in thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—	$—
Residential real estate loans
Residential 1-4 family	61	597
Total real estate	61	597
Consumer	—	—
Commercial and industrial	—	—
Total	$61	$597
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 11 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $1.2 million, and the ending balance as of March 31, 2026 was $1.1 million. The $1.1 million balance consists of $660,000 of non-accrual loans and $443,000 of current loans as of March 31, 2026.
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
The following is a presentation of total foreclosed assets as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$23,183	$23,433
Construction/land development	15,311	15,230
Residential real estate loans
Residential 1-4 family	2,380	1,168
Total foreclosed assets held for sale	$40,874	$39,831
6. Goodwill and Core Deposits and Other Intangibles
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Goodwill
Balance, beginning of period	$1,398,253	$1,398,253
Balance, end of period	$1,398,253	$1,398,253

	March 31, 2026	December 31, 2025
	(In thousands)
Core Deposit Intangibles
Balance, beginning of period, January 1	$32,293	$40,327
Amortization expense	(1,938)	(2,047)
Balance, March 31	$30,355	38,280
Amortization expense		(5,987)
Balance, end of year		$32,293
The carrying basis and accumulated amortization of core deposit intangibles at March 31, 2026 and December 31, 2025 were:

	March 31, 2026	December 31, 2025
	(In thousands)
Gross carrying basis	$128,888	$128,888
Accumulated amortization	(98,533)	(96,595)
Net carrying amount	$30,355	$32,293
Core deposit intangible amortization expense was approximately $1.9 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively. The Company’s estimated amortization expense of core deposits intangibles for each of the years 2026 through 2030 is approximately: 2026 – $7.8 million; 2027 – $6.6 million; 2028 – $4.2 million; 2029 – $4.2 million; 2030 - $4.2 million.
The carrying amount of the Company’s goodwill was $1.40 billion at both March 31, 2026 and December 31, 2025. Goodwill is tested annually for impairment during the fourth quarter or more often if events and circumstances indicate there may be an impairment. During the 2025 review, no impairment was found. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
7. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of March 31, 2026 and December 31, 2025, other assets were $371.3 million and $374.6 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank ("Federal Reserve") and First National Bankers' Bank ("FNBB") which are outside the scope of ASC Topic 321, Investments – Equity Securities ("ASC Topic 321"). These equity securities without a readily determinable fair value were $125.2 million and $128.1 million at March 31, 2026 and December 31, 2025, and are accounted for at cost.
The Company holds equity securities accounted for under ASC Topic 321, including securities without a readily determinable fair value and securities measured using net asset value as a practical expedient to determine fair value under ASC Topic 820. These equity securities were $99.1 million and $97.1 million at March 31, 2026 and December 31, 2025, respectively. There were no transactions during the period that would indicate a material change in fair value. The remaining capital commitments were $25.3 million and $27.0 million at March 31, 2026 and December 31, 2025, respectively.
8. Deposits
The aggregate amount of time deposits with a minimum denomination of $250,000 was $987.7 million and $1.01 billion at March 31, 2026 and December 31, 2025, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.25 billion and $1.28 billion at March 31, 2026 and December 31, 2025, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $10.9 million and $12.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, brokered deposits were $439.3 million and $435.7 million, respectively.
Deposits totaling approximately $3.29 billion and $3.32 billion at March 31, 2026 and December 31, 2025, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9. Securities Sold Under Agreements to Repurchase
At March 31, 2026 and December 31, 2025, securities sold under agreements to repurchase totaled $157.4 million and $155.8 million, respectively. For the three-month periods ended March 31, 2026 and 2025, securities sold under agreements to repurchase daily weighted-average totaled $151.9 million and $155.9 million, respectively.
The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2026 and December 31, 2025 is presented in the following table:

	March 31, 2026		December 31, 2025
	Overnight and Continuous	Total	Overnight and Continuous	Total
	(In thousands)
Securities sold under agreements to repurchase:
Mortgage-backed securities	$54,268	$54,268	$55,615	$55,615
State and political subdivisions	33,212	33,212	31,103	31,103
Other securities	69,929	69,929	69,085	69,085
Total borrowings	$157,409	$157,409	$155,803	$155,803
10. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $500.0 million at both March 31, 2026 and December 31, 2025. At both March 31, 2026 and December 31, 2025, $100.0 million and $400.0 million of the outstanding balances were classified as short-term and long-term advances, respectively.
The FHLB advances mature from 2026 to 2037 with fixed interest rates ranging from 3.37% to 4.84%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
Other borrowed funds were $250,000 at both March 31, 2026 and December 31, 2025. These were classified as short-term advances.
Additionally, the Company had $1.51 billion and $1.48 billion at March 31, 2026 and December 31, 2025, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits.
11. Subordinated Debentures
Subordinated debentures at March 31, 2026 and December 31, 2025 consisted of the following components:

	As of March 31, 2026	As of December 31, 2025
	(In thousands)
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2022, due 2032, fixed rate of 3.125% during the first five years and at a floating rate of 182 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2027 without penalty	279,433	279,265
Total	$279,433	$279,265
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
12. Income Taxes
The following is a summary of the components of the provision for income taxes for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Current:
Federal	$21,564	$21,218
State	4,293	4,290
Total current	25,857	25,508
Deferred:
Federal	6,810	5,354
State	1,356	1,083
Total deferred	8,166	6,437
Income tax expense	$34,023	$31,945

The reconciliation between the statutory federal income tax rate and effective income tax rate by dollar amount and percentage is as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Amount	Percent	Amount	Percent
Income tax at federal statutory rate	$31,969	21.00%	$30,902	21.00%
Tax effect of:
State income taxes, net of federal income taxes(1)	3,730	2.45	3,583	2.44
Tax credits
Other tax credits	(60)	(0.04)%	(60)	(0.04)%
Nontaxable or nondeductible items
Nontaxable income:
Interest on municipal securities	(1,782)	(1.17)%	(1,689)	(1.15)%
Income on bank-owned life insurance	(288)	(0.19)%	(387)	(0.26)%
Other nontaxable income	(635)	(0.42)%	(985)	(0.67)%
Nondeductible expenses:
Municipal bond interest expense	47	0.03%	43	0.03%
Executive compensation expense	634	0.42%	269	0.18%
Other nondeductible expenses	408	0.27%	269	0.18%
Other	—	—%	—	—%
Total	$34,023	22.35%	$31,945	21.71%
(1) State taxes in Arkansas, Florida and New York made up the majority (greater than 50%) of the tax effect in this category.
The effective tax rate differs from the U.S. federal statutory rate primarily due to state income taxes, net of federal benefit, and executive compensation, which increased the rate. These increases were partially offset by the effect of non-taxable interest income, which lowered the rate.
Income taxes paid, net of refunds received, for the three months ended March 31, 2026 is as follows:

March 31, 2026
(In thousands)
Federal	$—
State and local
New York	1,071
All other states	780
Total	1,851

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$80,249	$80,486
Deferred compensation	3,900	7,048
Stock compensation	2,345	3,671
Non-accrual interest income	1,479	1,388
Real estate owned	310	310
Unrealized loss on investment securities, available-for-sale	55,461	51,026
Loan discounts	1,871	2,110
Investments	22,208	22,619
Other	11,799	12,882
Gross deferred tax assets	179,622	181,540
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	4,563	2,521
Tax basis on acquisitions	11,308	10,645
Core deposit intangible	6,777	7,217
FHLB dividends	1,935	2,003
Other	11,052	11,132
Gross deferred tax liabilities	35,635	33,518
Net deferred tax assets	$143,987	$148,022
The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2022. The Company’s income tax returns are open and subject to examinations from the 2022 tax year and forward.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in other non-interest expense. During the three months ended March 31, 2026 and 2025, the Company did not recognize any significant interest or penalties.
13. Common Stock, Compensation Plans and Other
Common Stock
As of March 31, 2026, the Company’s Restated Articles of Incorporation, as amended, authorized the issuance of up to 400,000,000 shares of common stock, par value $0.01 per share. The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation, as amended.
Stock Repurchases
During the three months ended March 31, 2026, the Company repurchased a total of 507,622 shares with a weighted-average stock price of $27.34 per share. Shares repurchased under the program as of March 31, 2026 since its inception total 29,905,835 shares. The remaining balance available for repurchase is 16,601,672 shares at March 31, 2026.

Stock Compensation Plans
The Company has a stock option and performance incentive plan known as the Home BancShares, Inc. 2022 Equity Incentive Plan (the "Plan"). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of March 31, 2026, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 14,788,000 shares. At March 31, 2026, the Company had 1,280,014 shares of common stock available for future grants and 2,443,213 shares of common stock reserved for issuance pursuant to the Plan.
The intrinsic value of the stock options outstanding was $4.5 million, which includes the intrinsic value of vested stock options of $4.5 million at March 31, 2026. The intrinsic value of stock options exercised during the three months ended March 31, 2026 was approximately $349,000. Total unrecognized compensation cost related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $287,000 as of March 31, 2026.
The table below summarizes the stock option transactions under the Plan at March 31, 2026 and December 31, 2025 and changes during the three month period and year then ended:

	For the Three Months Ended March 31, 2026		For the Year Ended December 31, 2025
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	1,240	$23.10	1,590	$22.66
Granted	—	—	10	26.46
Forfeited/Expired	—	—	(19)	22.21
Exercised	(45)	21.70	(341)	21.20
Outstanding, end of period	1,195	23.15	1,240	23.10
Exercisable, end of period	1,163	23.08	974	22.96
Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. There were no options granted during the three months ended March 31, 2026. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.
The assumptions used in determining the fair value of the 2026 and 2025 stock option grants were as follows:

	For the Three Months Ended March 31, 2026	For the Year Ended December 31, 2025
Expected dividend yield	Not applicable	3.02%
Expected stock price volatility	Not applicable	29.16%
Risk-free interest rate	Not applicable	4.13%
Expected life of options	Not applicable	6.5 years

The following is a summary of currently outstanding and exercisable options at March 31, 2026:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$18.00 to $19.99	22	3.03	$19.06	22	$19.06
$20.00 to $21.99	72	4.36	20.74	72	20.74
$22.00 to $23.99	1,028	2.43	23.20	1,020	23.21
$24.00 to $25.99	53	2.67	25.39	47	25.53
$26.00 to $27.99	10	9.05	26.46	—	—
$28.00 to $29.99	10	8.61	29.41	2	29.41
	1,195			1,163
The table below summarized the activity for the Company’s restricted stock issued and outstanding at March 31, 2026 and December 31, 2025 and changes during the period and year then ended:

	As of March 31, 2026	As of December 31, 2025
	(In thousands)
Beginning of year	1,118	1,429
Issued	533	265
Vested	(484)	(559)
Forfeited	—	(17)
End of period	1,167	1,118
Amount of expense for the three months and twelve months ended, respectively	$3,098	$9,784
Total unrecognized compensation cost related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $24.7 million as of March 31, 2026.

14. Non-Interest Expense
The table below shows the components of non-interest expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Salaries and employee benefits	$63,236	$61,855
Occupancy and equipment	14,867	14,425
Data processing expense	8,884	8,558
Merger and acquisition expenses	394	—
Other operating expenses:
Advertising	2,227	1,928
Amortization of intangibles	1,938	2,047
Electronic banking expense	3,326	3,055
Directors’ fees	518	452
Due from bank service charges	333	281
FDIC and state assessment	1,599	3,387
Insurance	1,074	999
Legal and accounting	914	3,641
Other professional fees	1,946	1,947
Operating supplies	748	711
Postage	543	503
Telephone	363	436
Other expense	11,065	8,703
Total other operating expenses	26,594	28,090
Total non-interest expense	$113,975	$112,928
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
As of March 31, 2026, the balances of the ROU asset and lease liability were $31.8 million and $32.7 million, respectively. As of December 31, 2025, the balances of the ROU asset and lease liability were $33.9 million and $34.8 million, respectively. The ROU asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
2026	$7,250	$9,802
2027	7,922	7,689
2028	5,623	5,377
2029	5,329	5,071
2030	5,038	4,767
Thereafter	16,978	16,822
Total future minimum lease payments	$48,140	$49,528
Discount effect of cash flows	(15,402)	(14,738)
Present value of net future minimum lease payments	$32,738	$34,790
Additional information (dollar amounts in thousands):

	Three Months Ended
Lease expense:	March 31, 2026	March 31, 2025
Operating lease expense	$2,417	$2,307
Variable lease expense	235	270
Total lease expense	$2,652	$2,577
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$2,155	$2,001
Weighted-average remaining lease term (in years)	7.80	7.30
Weighted-average discount rate	3.60%	3.62%
The Company currently leases two properties from two related parties. Total rent expense from the leases was $20,000, or 0.75% of total lease expense, for the three months ended March 31, 2026.
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
The Company’s primary market areas as of March 31, 2026, are in Arkansas, Florida, Texas, South Alabama and New York. The Company primarily grants loans to customers located within these markets unless the borrower has an established relationship with the Company.
The diversity of the Company’s economic base tends to provide a stable lending environment. Although the Company has a loan portfolio that is diversified in both industry and geographic area, a substantial portion of its debtors’ ability to honor their contracts is dependent upon real estate values, tourism demand and the economic conditions prevailing in its market areas.
Although the Company has a diversified loan portfolio, at both March 31, 2026 and December 31, 2025, commercial real estate loans represented 53.3% and 53.2% of total loans receivable, respectively, and 191.5% and 194.3% of total stockholders’ equity, respectively. Residential real estate loans represented 21.3% and 20.9% of total loans receivable and 76.6% and 76.2% of total stockholders’ equity at March 31, 2026 and December 31, 2025, respectively.
Approximately 79.4% of the Company’s total loans and 83.5% of the Company’s real estate loans as of March 31, 2026, are to borrowers whose collateral is located in Alabama, Arkansas, Florida, Texas and New York, the states in which the Company has its branch locations as of March 31, 2026.
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
At March 31, 2026 and December 31, 2025, commitments to extend credit of $4.03 billion and $4.13 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2026 and December 31, 2025, was $129.5 million and $131.9 million, respectively.
The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.
18. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the three months ended March 31, 2026, the Company requested approximately $85.6 million in regular dividends from its banking subsidiary.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, Tier 1 common equity Tier 1 ("CET1") and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2026, the Company meets all capital adequacy requirements to which it is subject.
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
The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are: a 6.5% CET1 risk-based capital ratio, a 5% Tier 1 leverage capital ratio, an 8% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. As of March 31, 2026, the Bank met the capital standards for a well-capitalized institution. The Company’s CET1 risk-based capital ratio, Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 16.70%, 14.30%, 16.70%, and 19.46%, respectively, as of March 31, 2026.

19. Additional Cash Flow Information
The following is a summary of the Company’s additional cash flow information during the three-month period ended:

	March 31,
	2026	2025
	(In thousands)
Interest paid	$89,641	$102,313
Income taxes paid, net of refunds received	1,851	2,854
Assets acquired by foreclosure	1,623	1,419
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
Available-for-sale securities – Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company's available-for-sale securities are primarily considered to be Level 2 securities. The Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. There were no material transfers between hierarchy levels during the period ended March 31, 2026 and December 31, 2025.
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

The following table presents the Company's financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis during the periods ended March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
U.S. government-sponsored enterprises	$218,971	$—	$218,971	$—
U.S. government-sponsored mortgage-backed securities	1,177,874	—	1,177,874	—
Private mortgage-backed securities	142,527	—	142,527	—
Non-government-sponsored asset backed securities	154,826	—	154,826	—
State and political subdivisions	878,978	—	863,661	15,317
Other securities	230,671	—	216,450	14,221
Total	$2,803,847	$—	$2,774,309	$29,538

	December 31, 2025
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
U.S. government-sponsored enterprises	$240,782	$—	$240,782	$—
U.S. government-sponsored mortgage-backed securities	1,212,948	—	1,212,948	—
Private mortgage-backed securities	145,720	—	145,720	—
Non-government-sponsored asset backed securities	157,844	—	157,844	—
State and political subdivisions	887,838	—	872,522	15,316
Other securities	226,799	—	212,004	14,795
Total	$2,871,931	$—	$2,841,820	$30,111
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets and liabilities measured at fair value on a nonrecurring basis include the following:
Individually Evaluated Loans – Individually evaluated loans are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. When the Company has a specific expectation to initiate, or has initiated, foreclosure proceedings, and when the repayment of a loan is expected to be substantially dependent upon the liquidation of the underlying collateral, the loan relationship is considered to be collateral dependent. Fair value of the loan is determined by establishing an allowance for credit loss for any exposure based on the valuation of the underlying collateral. The valuation of the collateral is determined by either an independent third-party appraisal or other collateral analysis. Discounts can be made by the Company based upon the overall evaluation of the independent appraisal. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower’s underlying financial condition. Collateral values supporting the individually assessed loans are evaluated quarterly for updates to appraised values or adjustments due to non-current valuations. The Company reversed $2.3 million and $857,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended March 31, 2026 and 2025, respectively.
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

The following table presents the Company's assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis during the periods ended March 31, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
March 31, 2026	(in thousands)
Individually evaluated loans (collateral-dependent)(1)(2)	$189,630	$—	$—	$189,630

December 31, 2025
Individually evaluated loans (collateral-dependent)(1)(2)	$186,484	$—	$—	$186,484
(1) These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2) Specific reserves of $17.1 million and $17.0 million were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended March 31, 2026 and December 31, 2025, respectively.
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

	March 31, 2026
		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,111,923	$1,111,923	$—	$—	$1,111,923
Federal funds sold	6,025	6,025	—	—	6,025
Investment securities - held-to-maturity	1,256,635	27,255	1,117,739	—	1,144,994
Loans receivable, net of impaired loans and allowance	15,132,724	—	—	15,150,428	15,150,428
Accrued interest receivable	106,628	106,628	—	—	106,628
FHLB, Federal Reserve & FNBB stock; other equity investments	224,354	—	—	224,354	224,354
Marketable equity securities	52,673	52,673	—	—	52,673
Financial liabilities:
Deposits:
Demand and non-interest bearing	$3,994,217	$3,994,217	$—	$—	$3,994,217
Savings and interest-bearing transaction accounts	11,971,866	11,971,866	—	—	11,971,866
Time deposits	1,772,192	—	—	1,758,751	1,758,751
Securities sold under agreements to repurchase	157,409	157,409	—	—	157,409
FHLB and other borrowed funds	500,250	—	469,595	—	469,595
Accrued interest payable	12,346	12,346	—	—	12,346
Subordinated debentures	279,433	—	—	268,116	268,116

	December 31, 2025
		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$667,337	$667,337	$—	$—	$667,337
Federal funds sold	3,000	3,000	—	—	3,000
Investment securities - held-to-maturity	1,259,262	27,457	1,133,595	—	1,161,052
Loans receivable, net of impaired loans and allowance	15,186,203	—	—	15,205,769	15,205,769
Accrued interest receivable	108,939	108,939	—	—	108,939
FHLB, Federal Reserve & FNBB stock; other equity investments	225,288	—	—	225,288	225,288
Marketable equity securities	53,921	53,921	—	—	53,921
Financial liabilities:
Deposits:
Demand and non-interest bearing	$3,868,405	$3,868,405	$—	$—	$3,868,405
Savings and interest-bearing transaction accounts	11,792,828	11,792,828	—	—	11,792,828
Time deposits	1,818,724	—	—	1,807,002	1,807,002
Securities sold under agreements to repurchase	155,803	155,803	—	—	155,803
FHLB and other borrowed funds	500,250	—	474,663	—	474,663
Accrued interest payable	14,868	14,868	—	—	14,868
Subordinated debentures	279,265	—	—	265,170	265,170
21. Segment Information
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
Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using consolidated net income. The table below presents the information reported internally for performance assessment by the CODM as of the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
Banking Segment	2026	2025
	(In thousands)
Interest Income	$311,023	$312,542

Reconciliation of revenue:
Other Revenues*	42,803	45,426
Total consolidated revenues	$353,826	$357,968

Less:
Interest Expense	87,119	97,886
Segment net interest income and noninterest income	$266,707	$260,082

Less:
Credit loss expense	500	—
Salaries and employee benefits	63,236	61,855
Occupancy and equipment**	14,867	14,425
Data Processing expense	8,884	8,558
Merger and acquisition expense	394	—
Other expense	11,065	8,703
FDIC and state assessment	1,599	3,387
Electronic banking expense	3,326	3,055
Other segment items***	10,604	12,945
Income tax expense	34,023	31,945
Segment net income/consolidated net income	118,209	115,209

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net income	$118,209	$115,209
*Includes earnings in equity method investments of $1.5 million and $5.2 million for the three months ended March 31, 2026 and 2025, respectively.
** Includes depreciation and amortization expense of $7.3 million and $5.3 million for the three month periods ended March 31, 2026 and 2025, respectively.
***Other segment items include expenses for advertising, amortization of intangibles, directors' fees, due from bank service charges, insurance expense, legal and accounting fees, other professional fees, operating supplies, postage and telephone.

22. Recent Accounting Pronouncements
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

In December 2025, the FASB issued ASU 2025‑11, "Interim Reporting (Topic 270): Narrow‑Scope Improvements." The ASU clarifies the scope, form, content, and disclosure requirements applicable to interim financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The amendments are intended to improve the navigability of Topic 270 and clarify existing guidance without changing the fundamental nature of interim reporting or significantly expanding or reducing current interim disclosure requirements. The ASU confirms that interim financial statement form and content continue to be governed by applicable SEC rules (including Regulation S‑X, Rule 10‑01, as applicable), while enhancing Topic 270 by consolidating interim disclosure requirements from other Codification Topics and introducing a disclosure principle requiring registrants to disclose material events or changes occurring since the end of the most recent annual reporting period. ASU 2025‑11 is effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adoption on its interim financial statement disclosures.
23. Subsequent Events
On April 1, 2026, the Company completed its acquisition of MCBI and its bank subsidiary, MCB. Pursuant to the Merger Agreement, in a series of integrated transactions each effective April 1, 2026, the Company’s Acquisition Sub merged with and into MCBI and MCBI merged with and into the Company, with the Company as the surviving entity. MCB also merged with and into Centennial, with Centennial as the surviving entity.
Under the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of MCBI was converted into the right to receive, without interest, 0.85 shares of Company common stock (the “Merger Consideration”). Each unvested restricted share of MCBI common stock outstanding at the Effective Time became fully vested and converted into the right to receive the Merger Consideration.
Under the terms of the Merger Agreement, the Company issued approximately 5.4 million shares of its common stock valued at approximately $146 million as of April 1, 2026. No cash consideration was paid in connection with the Merger, except for cash paid in lieu of fractional shares of Home common stock equal to $26.77 multiplied by any resulting fractional shares.
Prior to the acquisition, MCBI conducted business from 8 branches in communities across the Knoxville, Nashville and Johnson City, Tennessee metropolitan statistical areas. As of December 31, 2025, MCBI had approximately $1.77 billion in total assets, $1.49 billion in loans, and $1.55 billion in deposits.
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

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Results of Review of Interim Consolidated Financial Statements
We have reviewed the condensed consolidated balance sheet of Home BancShares Inc. (“the Company”) and subsidiaries as of March 31, 2026, and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial information referred to above for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2025, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2025 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
May 5, 2026

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on February 27, 2026, which includes the audited financial statements for the year ended December 31, 2025. Unless the context requires otherwise, the terms "Company," "us," "we," and "our" refer to Home BancShares, Inc. on a consolidated basis.
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as "Centennial" or the "Bank"). As of March 31, 2026, we had, on a consolidated basis, total assets of $23.20 billion, loans receivable, net of allowance for credit losses, of $15.34 billion, total deposits of $17.74 billion, and stockholders’ equity of $4.35 billion.
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
Table 1: Key Financial Measures

	As of or for the Three Months Ended March 31,
	2026	2025
	(Dollars in thousands, except per share data)
Total assets	$23,201,679	$22,992,203
Loans receivable	15,633,628	14,952,116
Allowance for credit losses	(297,634)	(279,944)
Total deposits	17,738,275	17,541,491
Total stockholders’ equity	4,349,585	4,042,555
Net income	118,209	115,209
Basic earnings per share	0.60	0.58
Diluted earnings per share	0.60	0.58
Book value per share	22.15	20.40
Tangible book value per share (non-GAAP)(1)	14.87	13.15
Annualized net interest margin - FTE	4.51%	4.44%
Efficiency ratio	41.59	42.22
Efficiency ratio, as adjusted (non-GAAP)(2)	41.99	42.84
Return on average assets	2.09	2.07
Return on average common equity	11.09	11.75
(1)See Table 25 for the non-GAAP tabular reconciliation.
(2)See Table 29 for the non-GAAP tabular reconciliation.

Overview
Results of Operations for the Three Months Ended March 31, 2026 and 2025
Our net income increased $3.0 million, or 2.6%, to $118.2 million for the three-month period ended March 31, 2026, from $115.2 million for the same period in 2025. On a diluted earnings per share basis, our earnings were $0.60 per share for the three-month period ended March 31, 2026 compared to $0.58 per share for the three-month period ended March 31, 2025. During the three months ended March 31, 2026, the Company recorded $1.5 million in provision for credit losses on loans, and the Company recorded a $1.0 million recovery of credit losses on unfunded commitments. As a result, total credit loss expense for the three-month period ended March 31, 2026 was $500,000. During the three months ended March 31, 2026, the Company recorded $1.7 million in income from an FDIC special assessment credit, $1.2 million in expense from the fair value adjustment for marketable securities and $394,000 in merger and acquisition expense.
Total interest expense decreased $10.8 million, or 11.0%. This was partially offset by a $2.6 million, or 5.8%, decrease in non-interest income, a $1.5 million, or 0.5%, decrease in total interest income and a $1.0 million, or 0.9%, increase in non-interest expense. The decrease in interest expense was primarily due to a $7.6 million, or 8.8%, decrease in interest on deposits, a $1.8 million, or 42.9%, decrease in interest on subordinated debentures, and a $1.2 million, or 20.5%, decrease in interest on FHLB and other borrowed funds. The decrease in non-interest income was primarily due to a $2.3 million, or 20.5%, decrease in other income, a $1.7 million, or 382.4%, decrease in fair value adjustment for marketable securities and an $879,000, or 8.2%, decrease in other service charges and fees, which was partially offset by a $1.1 million, or 288.0%, increase in gain (loss) on OREO. Included within March 31, 2025 other income was $3.9 million in special income from equity investments. The decrease in interest income resulted from a $2.5 million, or 7.2%, decrease in investment interest income and a $1.7 million, or 25.3%, decrease in interest income on deposits at other banks, which were partially offset by a $2.7 million, or 1.0%, increase in loan interest income. The increase in non-interest expense was primarily due to a $1.4 million, or 2.2%, increase in salaries and employee benefits expense, $442,000, or 3.1%, increase in occupancy and equipment expense, $394,000 in merger and acquisition expense in the first quarter of 2026 compared to none in the prior year period, and a $326,000, or 3.8%, increase in data processing expense. These expenses were partially offset by a $1.5 million, or 5.33%, decrease in other operating expenses. Included within other operating expenses was the $1.7 million in FDIC special assessment credits.
Our net interest margin increased from 4.44% for the three-month period ended March 31, 2025 to 4.51% for the three-month period ended March 31, 2026. The yield on interest earning assets decreased from 6.45% for the three-months ended March 31, 2025 to 6.25% for the three-months ended March 31, 2026, and average interest earning assets increased from $19.83 billion to $20.35 billion. The increase in average interest earning assets is primarily due to a $786.7 million increase in average loans receivable, partially offset by a $203.5 million decrease in average investment securities and a $54.5 million decrease in average interest-bearing balances due from banks. For the three months ended March 31, 2026 and 2025, we recognized $1.1 million and $1.4 million, respectively, in total net accretion for acquired loans and deposits. We recognized no event income for the three-months ended March 31, 2026 compared to $1.3 million for the three-months ended March 31, 2025. The cost of interest bearing liabilities decreased from 2.76% for the three-months ended March 31, 2025 to 2.42% for the three-months ended March 31, 2026, and average interest-bearing liabilities increased from $14.40 billion to $14.60 billion. The increase in average interest-bearing liabilities is primarily due to a $460.3 million increase in average interest-bearing deposits, which was partially offset by a $159.8 million decrease in average subordinated debentures and a $100.4 million decrease in FHLB and other borrowed funds. The reduction in subordinated debentures was due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company also repurchasing $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. The two payoff events were accretive to the net interest margin by approximately four basis points. The overall increase in the net interest margin was due to an increase in interest income resulting from the increase in the average balance of interest-earning assets and a decrease in interest expense resulting from a decrease in interest rates paid on interest-bearing liabilities, which were partially offset by a decrease in interest income due to a reduction in asset yields and an increase in interest expense resulting from an increase in the average balance of interest-bearing liabilities.
Our efficiency ratio was 41.59% for the three months ended March 31, 2026, compared to 42.22% for the same period in 2025. For the first quarter of 2026, our efficiency ratio, as adjusted (non-GAAP), was 41.99%, compared to 42.84% reported for the first quarter of 2025. (See Table 29 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 2.09% for the three months ended March 31, 2026, compared to 2.07% for the same period in 2025. (See Table 26 for the related non-GAAP financial measures and tabular reconciliation). Our annualized return on average common equity was 11.09% and 11.75% for the three months ended March 31, 2026, and 2025, respectively. (See Table 27 for the related non-GAAP financial measures and tabular reconciliation).

Financial Condition as of and for the Period Ended March 31, 2026 and December 31, 2025
Our total assets, as of March 31, 2026, increased $319.8 million to $23.20 billion from $22.88 billion reported as of December 31, 2025. Cash and cash equivalents increased $444.6 million for the three months ended March 31, 2026. Our loan portfolio balance decreased to $15.63 billion, as of March 31, 2026, from $15.69 billion at December 31, 2025. The decrease in loans was primarily due to $100.5 million of organic loan decline in our community banking footprint, which was partially offset by $47.9 million of loan growth from our Centennial Commercial Finance Group ("Centennial CFG") franchise. Investment securities decreased by $70.7 million resulting from paydowns and maturities during the first three months of 2026. Total deposits increased $258.3 million to $17.74 billion as of March 31, 2026 from $17.48 billion as of December 31, 2025. Stockholders’ equity increased $52.7 million to $4.35 billion as of March 31, 2026, compared to $4.30 billion as of December 31, 2025. The $52.7 million increase in stockholders’ equity is primarily associated with the $118.2 million in net income for the three months ended March 31, 2026, partially offset by the $13.5 million in other comprehensive loss, the $41.3 million in shareholder dividends paid and stock repurchases of $13.9 million.
Our non-performing loans were $182.1 million, or 1.16% of total loans as of March 31, 2026, compared to $85.0 million, or 0.54% of total loans, as of December 31, 2025. The allowance for credit losses as a percentage of non-performing loans decreased to 163.43% as of March 31, 2026, from 350.17% as of December 31, 2025. As of March 31, 2026, our non-performing assets increased to $224.1 million, or 0.97% of total assets, from $124.8 million, or 0.55% of total assets, as of December 31, 2025. The increase in non-performing loans and assets was primarily due to one loan relationship with a balance of $92.1 million being placed on non-accrual status during the quarter ended March 31, 2026.
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
The Company uses the discounted cash flow ("DCF") method to estimate expected losses for all of the Company’s loan pools. These pools are as follows: construction & land development; other commercial real estate; residential real estate; commercial & industrial; and consumer & other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.
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
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in the national unemployment rate, gross domestic product, national retail sales index and the Federal Housing Finance Agency ("FHFA") housing price index.
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
Loans evaluated individually that are considered to be collateral dependent are not included in the collective evaluation. For these loans, where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral, net of estimated costs to sell, and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan, net of estimated costs to sell. For individually analyzed loans which are not considered to be collateral dependent, an allowance is recorded based on the loss rate for the respective pool within the collective evaluation.
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
Intangible Assets. Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 months to 120 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We perform an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles - Goodwill and Other, in the fourth quarter or more often if events and circumstances indicate there may be an impairment.
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
As of March 31, 2026, we had 218 branch locations. There were 75 branches in Arkansas, 78 branches in Florida, 59 branches in Texas, five branches in Alabama and one branch in New York City.
Results of Operations
For the three months ended March 31, 2026 and 2025
Our net income increased $3.0 million, or 2.6%, to $118.2 million for the three-month period ended March 31, 2026, from $115.2 million for the same period in 2025. On a diluted earnings per share basis, our earnings were $0.60 per share for the three-month period ended March 31, 2026 compared to $0.58 per share for the three-month period ended March 31, 2025. During the three months ended March 31, 2026, the Company recorded $1.5 million in provision for credit losses on loans, and the Company recorded a $1.0 million recovery of credit losses on unfunded commitments. As a result, total credit loss expense for the three-month period ended March 31, 2026 was $500,000. During the three months ended March 31, 2026, the Company recorded $1.7 million in income from an FDIC special assessment credit, $1.2 million in expense from the fair value adjustment for marketable securities and $394,000 in merger and acquisition expense.
Net Interest Income
Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (24.359% and 24.433% for 2026 and 2025, respectively).
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve reduced the target rate three times during 2025. First, on September 17, 2025, the Federal Reserve reduced the target rate to 4.00% to 4.25%, second, on October 29, 2025, the target rate was reduced to 3.75% to 4.00% and third, on December 10, 2025, the target rate was reduced to 3.50% to 3.75%. The Federal Reserve has not changed the target rate during 2026.
Our net interest margin increased from 4.44% for the three-month period ended March 31, 2025 to 4.51% for the three-month period ended March 31, 2026. The yield on interest earning assets decreased from 6.45% for the three-months ended March 31, 2025 to 6.25% for the three-months ended March 31, 2026, and average interest earning assets increased from $19.83 billion to $20.35 billion. The increase in average interest earning assets is primarily due to a $786.7 million increase in average loans receivable, partially offset by a $203.5 million decrease in average investment securities and a $54.5 million decrease in average interest-bearing balances due from banks. For the three months ended March 31, 2026 and 2025, we recognized $1.1 million and $1.4 million, respectively, in total net accretion for acquired loans and deposits. We recognized no event income for the three-months ended March 31, 2026 compared to $1.3 million for the three-months ended March 31, 2025. The cost of interest bearing liabilities decreased from 2.76% for the three-months ended March 31, 2025 to 2.42% for the three-months ended March 31, 2026, and average interest-bearing liabilities increased from $14.40 billion to $14.60 billion. The increase in average interest-bearing liabilities is primarily due to a $460.3 million increase in average interest-bearing deposits, which was partially offset by a $159.8 million decrease in average subordinated debentures and a $100.4 million decrease in FHLB and other borrowed funds. The reduction in subordinated debentures was due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company also repurchasing $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. The two payoff events were accretive to the net interest margin by approximately four basis points. The overall increase in the net interest margin was due to an increase in interest income resulting from the increase in the average balance of interest-earning assets and a decrease in interest expense resulting from a decrease in interest rates paid on interest-bearing liabilities, which were partially offset by a decrease in interest income due to a reduction in asset yields and an increase in interest expense resulting from an increase in the average balance of interest-bearing liabilities.

Net interest income on a fully taxable equivalent basis increased $9.4 million, or 4.3%, to $226.6 million for the three-month period ended March 31, 2026, from $217.2 million for the same period in 2025. This increase in net interest income for the three-month period ended March 31, 2026 was the result of a $10.8 million decrease in interest expense, which was partially offset by a $1.4 million decrease in interest income, on a fully taxable equivalent basis. The $10.8 million decrease in interest expense is primarily the result of the lower interest rate environment. The lower rates on interest bearing liabilities resulted in a decrease in interest expense of approximately $11.1 million, partially offset by an increase in average interest bearing liabilities which increased interest expense by approximately $347,000. The $1.4 million decrease in interest income was also primarily the result of the lower interest rate environment. The lower yield on earning assets resulted in a decrease in interest income of approximately $13.1 million, which was partially offset by an increase of $11.7 million in interest income due to the change in average interest earning asset balances.
Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three months ended March 31, 2026 and 2025, as well as changes in the fully taxable equivalent net interest margin for the three months ended March 31, 2026 compared to the same period in 2025.
Table 2: Analysis of Net Interest Income

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Interest income	$311,023	$312,542
Fully taxable equivalent adjustment	2,661	2,534
Interest income – fully taxable equivalent	313,684	315,076
Interest expense	87,119	97,886
Net interest income – fully taxable equivalent	$226,565	$217,190
Yield on earning assets – fully taxable equivalent	6.25%	6.45%
Cost of interest-bearing liabilities	2.42	2.76
Net interest spread – fully taxable equivalent	3.83	3.69
Net interest margin – fully taxable equivalent	4.51	4.44
Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended March 31,
2026 vs. 2025
(In thousands)
Increase in interest income due to change in earning assets	$11,716
Decrease in interest income due to change in earning asset yields	(13,108)
Increase in interest expense due to change in interest-bearing liabilities	(347)
Decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	11,114
Increase in net interest income	$9,375

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three months ended March 31, 2026 and 2025, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2026			2025
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$557,451	$4,945	3.60%	$611,962	$6,620	4.39%
Federal funds sold	5,282	48	3.69	5,091	55	4.38
Investment securities – taxable	2,935,901	24,728	3.42	3,179,290	27,433	3.50
Investment securities – non-taxable	1,175,663	10,285	3.55	1,135,783	10,061	3.59
Loans receivable	15,680,598	273,678	7.08	14,893,912	270,907	7.38
Total interest-earning assets	20,354,895	313,684	6.25%	19,826,038	315,076	6.45%
Non-earning assets	2,599,546			2,722,797
Total assets	$22,954,441			$22,548,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$11,868,976	$64,408	2.20%	$11,402,688	69,672	2.48%
Time deposits	1,795,501	14,737	3.33	1,801,503	17,114	3.85
Total interest-bearing deposits	13,664,477	79,145	2.35	13,204,191	86,786	2.67
Securities sold under agreement to repurchase	151,877	927	2.48	155,861	1,074	2.79
FHLB and other borrowed funds	500,250	4,692	3.80	600,681	5,902	3.98
Subordinated debentures	279,350	2,355	3.42	439,173	4,124	3.81
Total interest-bearing liabilities	14,595,954	87,119	2.42%	14,399,906	97,886	2.76%
Non-interest-bearing liabilities
Non-interest-bearing deposits	3,856,492			3,980,944
Other liabilities	177,275			190,314
Total liabilities	18,629,721			18,571,164
Stockholders’ equity	4,324,720			3,977,671
Total liabilities and stockholders’ equity	$22,954,441			$22,548,835
Net interest spread			3.83%			3.69%
Net interest income and margin		$226,565	4.51%		$217,190	4.44%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three months ended March 31, 2026 compared to the same period in 2025, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Three Months Ended March 31,
	2026 over 2025
	Volume	Yield / Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(555)	$(1,120)	$(1,675)
Federal funds sold	2	(9)	(7)
Investment securities – taxable	(2,062)	(643)	(2,705)
Investment securities – non-taxable	350	(126)	224
Loans receivable	13,981	(11,210)	2,771
Total interest income	11,716	(13,108)	(1,392)
Interest expense:
Interest-bearing transaction and savings deposits	2,764	(8,028)	(5,264)
Time deposits	(57)	(2,320)	(2,377)
Securities sold under agreement to repurchase	(27)	(120)	(147)
FHLB and other borrowed funds	(952)	(258)	(1,210)
Subordinated debentures	(1,381)	(388)	(1,769)
Total interest expense	347	(11,114)	(10,767)
Increase (decrease) in net interest income	$11,369	$(1,994)	$9,375
Provision for Credit Losses
Credit Loss Expense: During the three months ended March 31, 2026, the Company recorded $1.5 million in provision for credit losses on loans, and the Company recorded a $1.0 million recovery of credit losses on unfunded commitments. As a result, total credit loss expense for the three-month period ended March 31, 2026 was $500,000. During the three months ended March 31, 2026, the Company determined no allowance for credit losses on the available-for-sale portfolio was necessary. The Company also determined the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no provision was considered necessary for either portfolio.
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
Net charge-offs (recoveries) to average total loans were 0.04% and (0.11)% for the three months ended March 31, 2026 and 2025, respectively.
Non-Interest Income
Total non-interest income was $42.8 million for the three months ended March 31, 2026, compared to $45.4 million for the same period in 2025. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending income, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.

Table 6 measures the various components of our non-interest income for the three months ended March 31, 2026 and 2025.
Table 6: Non-Interest Income

	Three Months Ended March 31,		2026 Change from 2025
	2026	2025
	(Dollars in thousands)
Service charges on deposit accounts	$10,007	$9,650	$357	3.7%
Other service charges and fees	9,810	10,689	(879)	(8.2)
Trust fees	5,482	4,760	722	15.2
Mortgage lending income	4,430	3,599	831	23.1
Insurance commissions	536	535	1	0.2
Increase in cash value of life insurance	1,368	1,842	(474)	(25.7)
Dividends from FHLB, FRB, FNBB & other	2,536	2,718	(182)	(6.7)
Gain on sale of SBA loans	80	288	(208)	(72.2)
Loss on sale of branches, equipment and other assets, net	(7)	(163)	156	95.7
Gain (loss) on OREO, net	707	(376)	1,083	288.0
Fair value adjustment for marketable securities	(1,248)	442	(1,690)	(382.4)
Other income	9,102	11,442	(2,340)	(20.5)
Total non-interest income	$42,803	$45,426	$(2,623)	(5.8)%
Non-interest income decreased $2.6 million, or 5.8%, to $42.8 million for the three months ended March 31, 2026 from $45.4 million for the same period in 2025. The primary factors in this decrease were the decreases in other service charges and fees, fair value adjustment for marketable securities and other income, which were partially offset by the increases in trust fees, mortgage lending income and the gain on OREO, net.
Additional details for the three months ended March 31, 2026 on some of the more significant changes are as follows:
•The $879,000 decrease in other service charges and fees is primarily related to a decrease in Centennial CFG property finance loan fees.
•The $722,000 increase in trust fees is primarily due to an increase in personal trust and IRA fees.
•The $831,000 increase in mortgage lending income is primarily due to an increase in volume of secondary market loans.
•The $1.1 million increase in gain on OREO, net is primarily due to the gain on the sale of a building from our Florida region in 2026 and the loss on the sale of a building from our Florida region during 2025.
•The $1.7 million decrease in the fair value adjustment for marketable securities is due to market fluctuations.
•The $2.3 million decrease in other income is primarily due to a $3.6 million decrease in income from the fair value of equity securities and a $923,000 decrease in recoveries on historic losses, partially offset by a $1.9 million increase in miscellaneous income primarily from various tax refunds.
Non-Interest Expense
Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, merger and acquisition and other expenses such as advertising, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees, other professional fees and other expenses.

Table 7 below sets forth a summary of non-interest expense for the three months ended March 31, 2026 and 2025.
Table 7: Non-Interest Expense

	Three Months Ended March 31,		2026 Change from 2025
	2026	2025
	(Dollars in thousands)
Salaries and employee benefits	$63,236	$61,855	$1,381	2.2%
Occupancy and equipment	14,867	14,425	442	3.1
Data processing expense	8,884	8,558	326	3.8
Merger and acquisition expenses	394	—	394	100.0
Other operating expenses:
Advertising	2,227	1,928	299	15.5
Amortization of intangibles	1,938	2,047	(109)	(5.3)
Electronic banking expense	3,326	3,055	271	8.9
Directors' fees	518	452	66	14.6
Due from bank service charges	333	281	52	18.5
FDIC and state assessment	1,599	3,387	(1,788)	(52.8)
Insurance	1,074	999	75	7.5
Legal and accounting	914	3,641	(2,727)	(74.9)
Other professional fees	1,946	1,947	(1)	(0.1)
Operating supplies	748	711	37	5.2
Postage	543	503	40	8.0
Telephone	363	436	(73)	(16.7)
Other expense	11,065	8,703	2,362	27.1
Total non-interest expense	$113,975	$112,928	$1,047	0.9%
Non-interest expense increased $1.0 million, or 0.9%, to $114.0 million for the three months ended March 31, 2026 from $112.9 million for the same period in 2025. The primary factors that resulted in this increase were the increases in salaries and employee benefits and in other expenses, which were partially offset by the decreases in FDIC and state assessment expense and legal and accounting expense.
Additional details for the three months ended March 31, 2026 on some of the more significant changes are as follows:
•The $1.4 million increase in salaries and employee benefits expense is primarily due to an increase in incentive compensation as a result of an increase in revenue for the Company combined with the additional costs of doing business, partially offset by a decrease in deferred loan costs.
•The $1.8 million decrease in FDIC and state assessment expense is primarily due to a re-evaluation of our liability after Silicon Valley and Signature Bank failures which resulted in a $1.7 million special assessment credit.
•The $2.7 million decrease in legal and accounting expense is primarily due to legal matters which occurred during 2025.
•The $2.4 million increase in other expense is primarily due to increases in OREO expense, collection expense, GoldStar Trust storage fees and reimbursable loan fees.
Income Taxes
Income tax expense increased $2.1 million, or 6.5%, to $34.0 million for the three-month period ended March 31, 2026, from $31.9 million for the same period in 2025. The effective income tax rate was 22.35% for the three months ended March 31, 2026, compared to 21.71% for the same period in 2025. The marginal tax rate was 24.359% and 24.433% for 2026 and 2025, respectively.

Financial Condition as of and for the Period Ended March 31, 2026 and December 31, 2025
Our total assets, as of March 31, 2026, increased $319.8 million to $23.20 billion from $22.88 billion reported as of December 31, 2025. Cash and cash equivalents increased $444.6 million for the three months ended March 31, 2026. Our loan portfolio balance decreased to $15.63 billion, as of March 31, 2026, from $15.69 billion at December 31, 2025. The decrease in loans was primarily due to $100.5 million of organic loan decline in our community banking footprint, which was partially offset by $47.9 million of loan growth from our Centennial CFG franchise. Investment securities decreased by $70.7 million resulting from paydowns and maturities during the first three months of 2026. Total deposits increased $258.3 million to $17.74 billion as of March 31, 2026 from $17.48 billion as of December 31, 2025. Stockholders’ equity increased $52.7 million to $4.35 billion as of March 31, 2026, compared to $4.30 billion as of December 31, 2025. The $52.7 million increase in stockholders’ equity is primarily associated with the $118.2 million in net income for the three months ended March 31, 2026, partially offset by the $13.5 million in other comprehensive loss, the $41.3 million in shareholder dividends paid and stock repurchases of $13.9 million.
Loan Portfolio
Loans Receivable
Our loan portfolio averaged $15.68 billion and $14.89 billion during the three months ended March 31, 2026 and 2025, respectively. Loans receivable were $15.63 billion and $15.69 billion as of March 31, 2026 and December 31, 2025, respectively.
From December 31, 2025 to March 31, 2026, the Company experienced a decline of approximately $52.6 million in loans. The decrease in loans was due to $100.5 million of organic loan decline in our community banking footprint partially offset by $47.9 million of loan growth from our Centennial CFG franchise.
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, Texas, Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Texas, Alabama and New York. Loans receivable were approximately $3.74 billion, $4.47 billion, $3.89 billion, $102.4 million, $1.37 billion and $2.06 billion as of March 31, 2026 in Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG, respectively.
Table 8 presents our loans receivable balances by category as of March 31, 2026 and December 31, 2025.
Table 8: Loans Receivable

	March 31, 2026	December 31, 2025
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$5,395,529	$5,290,112
Construction/land development	2,613,604	2,726,993
Agricultural	321,046	332,412
Residential real estate loans:
Residential 1-4 family	2,100,374	2,134,334
Multifamily residential	1,232,639	1,140,911
Total real estate	11,663,192	11,624,762
Consumer	1,254,936	1,253,746
Commercial and industrial	2,172,267	2,222,401
Agricultural	329,563	359,879
Other	213,670	225,421
Total loans receivable	$15,633,628	$15,686,209

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
As of March 31, 2026, commercial real estate ("CRE") loans totaled $8.33 billion, or 53.3%, of loans receivable, as compared to $8.35 billion, or 53.2%, of loans receivable, as of December 31, 2025. CRE loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $2.25 billion, $2.65 billion, $1.93 billion, $50.7 million, zero and $1.45 billion at March 31, 2026, respectively.
As of March 31, 2026, we had approximately $1.21 billion of construction/land development loans which were collateralized by land. This consisted of approximately $40.8 million for raw land and approximately $1.17 billion for land with commercial and/or residential lots.
Table 9 presents the composition of the funded and unfunded balances of our CRE portfolio by loan type, as of March 31, 2026 and December 31, 2025, and their respective percentages of our total CRE portfolio.
Table 9: CRE Loan Concentrations

	March 31, 2026
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$731,761	8.8%	$71,465	3.5%
Office Building	1,020,084	12.2	92,249	4.6
Hotel	1,159,064	13.9	17,457	0.9
Industrial	382,385	4.6	51,043	2.5
Retail	517,005	6.2	18,757	0.9
Owner-Occupied (1)	1,585,230	19.1	112,141	5.5
Construction/Land Development:
Construction Residential-Spec	299,216	3.6	251,699	12.4
Residential Land Development	392,666	4.7	88,765	4.4
Construction Commercial	257,434	3.1	277,664	13.8
Construction Multi Family	457,385	5.5	495,744	24.5
Commercial Land Development	775,451	9.3	96,973	4.8
Construction Residential-Presold	286,660	3.4	168,811	8.3
Construction Hotel	103,645	1.2	258,177	12.7
Raw Land	41,147	0.5	586	—
Agricultural (1)	321,046	3.9	24,165	1.2
Total Commercial Real Estate (2)	$8,330,179	100.0%	$2,025,696	100.0%

	December 31, 2025
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$706,177	8.5%	$71,063	3.3%
Office Building	1,008,629	12.1	96,027	4.4
Hotel	1,160,378	13.9	13,105	0.6
Industrial	310,376	3.7	36,695	1.7
Retail	503,907	6.0	16,513	0.8
Owner-Occupied (1)	1,600,645	19.2	113,429	5.2
Construction/Land Development:
Construction Residential-Spec	403,058	4.8	289,133	13.2
Residential Land Development	414,542	5.0	168,976	7.7
Construction Commercial	267,719	3.2	309,536	14.1
Construction Multi Family	546,607	6.5	500,520	22.9
Commercial Land Development	777,853	9.3	115,489	5.3
Construction Residential-Presold	180,721	2.2	146,770	6.7
Construction Hotel	94,712	1.1	280,314	12.8
Raw Land	41,781	0.5	610	—
Agricultural (1)	332,412	4.0	27,869	1.3
Total Commercial Real Estate (2)	$8,349,517	100.0%	$2,186,049	100.0%
(1)     Agriculture real estate loans and owner-occupied non-farm non-residential loans are not included within CRE for regulatory reporting purposes.
(2)     Excludes multi-family residential loans of $1.23 billion and $1.14 billion as of March 31, 2026 and December 31, 2025, respectively, which are included in the residential real estate loans throughout the filing. Multi-family residential loans are included in CRE for regulatory purposes.

Table 10 presents the composition of our CRE loan portfolio by the ten largest geographical locations of the collateral as of March 31, 2026 and December 31, 2025.
Table 10: Geographical Locations of CRE Loans

(In thousands)	Florida	Texas	Arkansas	New York	California	Georgia	Alabama	Utah	Tennessee	Pennsylvania	All Other	Total
As of March 31, 2026
Non-Farm/Non-Residential:
Single Purpose Building	$248,110	$160,521	$228,779	$—	$600	$12,184	$7,550	$—	$5,059	$—	$68,958	$731,761
Office Building	268,496	403,201	62,019	611	17,577	130,322	1,292	—	—	18,633	117,933	1,020,084
Hotel	593,012	289,307	117,382	4,982	—	24,006	17,583	—	—	—	112,792	1,159,064
Industrial	53,822	188,320	56,854	—	52,135	—	29,491	—	—	—	1,763	382,385
Retail	132,850	235,937	39,341	—	35,952	692	11,655	—	397	—	60,181	517,005
Owner-Occupied (1)	442,252	494,100	356,974	—	6,511	17,050	28,840	—	6,532	77,521	155,450	1,585,230
Construction/Land Development:
Construction Residential - Spec	145,347	101,691	35,430	—	—	—	474	—	—	—	16,274	299,216
Residential Land Development	147,986	88,678	47,865	—	—	168	2,234	76,741	3,610	—	25,384	392,666
Construction Commercial	57,199	34,071	83,957	23,511	—	—	20,234	14,637	14,918	—	8,907	257,434
Construction Multi Family	237,447	—	15,317	—	27,719	—	—	—	36,874	276	139,752	457,385
Commercial Land Development	202,380	63,343	25,710	148,358	112,180	19,352	17,037	38,340	11,616	—	137,135	775,451
Construction Residential - Presold	55,631	94,620	17,925	116,580	—	—	1,904	—	—	—	—	286,660
Construction Hotel	2,847	16,428	—	—	—	—	17,148	—	19,429	—	47,793	103,645
Raw Land	10,632	11,178	18,711	—	—	—	242	—	195	—	189	41,147
Agricultural (1)	48,736	138,058	115,079	—	—	—	2,226	—	—	—	16,947	321,046
Total Commercial Real Estate (2)	$2,646,747	$2,319,453	$1,221,343	$294,042	$252,674	$203,774	$157,910	$129,718	$98,630	$96,430	$909,458	$8,330,179

(In thousands)	Florida	Texas	Arkansas	New York	California	Georgia	Alabama	Utah	Pennsylvania	Tennessee	All Other	Total
As of December 31, 2025
Non-Farm/Non-Residential:
Single Purpose Building	$221,682	$165,311	$227,874	$—	$600	$12,229	$7,554	$—	$—	$5,071	$65,856	$706,177
Office Building	256,836	404,755	64,001	622	17,562	130,687	9,086	—	19,229	—	105,851	1,008,629
Hotel	602,220	267,493	118,862	4,999	—	24,083	17,812	—	—	—	124,909	1,160,378
Industrial	60,891	148,448	35,640	—	20,751	—	42,875	—	—	—	1,771	310,376
Retail	140,082	241,732	41,756	—	35,936	1,022	11,760	—	—	406	31,213	503,907
Owner-Occupied (1)	455,897	499,183	351,471	—	6,557	17,732	27,131	—	79,608	6,262	156,804	1,600,645
Construction/Land Development:												—
Construction Residential - Spec	136,751	103,726	41,319	118,698	—	—	91	—	—	—	2,473	403,058
Residential Land Development	140,163	89,286	46,114	—	27,315	171	1,583	76,741	—	3,615	29,554	414,542
Construction Commercial	48,964	40,140	71,385	22,775	31,017	—	16,701	14,637	—	13,011	9,089	267,719
Construction Multi Family	289,314	508	924	104,942	—	—	—	—	267	32,923	117,729	546,607
Commercial Land Development	194,889	70,052	26,108	121,137	119,335	19,133	15,749	38,332	—	11,640	161,478	777,853
Construction Residential - Presold	62,595	96,170	19,626	—	—	—	2,330	—	—	—	—	180,721
Construction Hotel	2,424	32,064	—	—	—	—	13,549	—	—	18,813	27,862	94,712
Raw Land	10,581	10,618	20,158	—	—	—	232	—	—	—	192	41,781
Agricultural (1)	47,080	149,162	116,396	—	—	—	2,297	—	—	—	17,477	332,412
Total Commercial Real Estate (2)	$2,670,369	$2,318,648	$1,181,634	$373,173	$259,073	$205,057	$168,750	$129,710	$99,104	$91,741	$852,258	$8,349,517
(1)     Agriculture real estate loans and owner-occupied non-farm non-residential loans are not included within CRE for regulatory reporting purposes.
(2)     Excludes multi-family residential loans of $1.23 billion and $1.14 billion as of March 31, 2026 and December 31, 2025, respectively, which are included in the residential real estate loans throughout the filing. Multi-family residential loans are included in CRE for regulatory purposes.

Our loan policy states that in order to achieve a well-balanced, diversified credit portfolio, concentrations containing inappropriate or excessive risk are to be avoided. It is the goal of the Company to maintain a prudent diversification of loans. We define a concentration of credit as direct or indirect obligations according to the following guidelines: (i) concentrations of 25% or more of total risk-based capital by individual borrower, small, interrelated group of individuals, single repayment source or individual project; (ii) concentrations of 100% or more of total risk-based capital by industry or product line. As of March 31, 2026, we have not met the threshold for the concentration limits. In addition, the Bank's Board of Directors monitors the CRE loan portfolio for concentrations related to geography, industry, and collateral type and determines applicable guidelines. The Chief Lending Officer also reviews the portfolio periodically to determine if any concentrations exist and makes recommendations with respect to setting internal guidelines.
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
The Company has a CRE strategy and contingency plan which outlines the principles required to adequately manage our CRE exposures. It discusses the inherent risks within CRE lending, as well as the risks unique to specific lending activities and property taxes. In addition, the plan outlines internal limits related to CRE lending, reasoning for operating outside those limits, and provides for a contingency plan to reduce the CRE exposures under adverse economic conditions or other situations where it is deemed necessary to do so. The responsibility for monitoring the CRE Strategy and Contingency Plan, and subsequent reporting to management and the Board of Directors lies with the Chief Lending Officer and the Asset Quality Committee of the Board of Directors. Within the CRE Strategy and Contingency Plan, we established four adverse economic triggers to measure on an ongoing basis to attempt to determine when a change in CRE strategy might be warranted, at least from an external economic perspective. If one or a combination of these triggers have exceeded Board approved thresholds, the Executive Risk Committee will determine which action or combination of actions, if any, to take based on the specific situation. If utilized, the required actions are likely to focus on tightening/loosening of underwriting criteria, potential capital raises or loan distribution actions such as selling or participating loans. However, other action steps may be considered necessary depending upon the specific situation. As of March 31, 2026, the Company believes our current underwriting standards and capital position remain adequate for addressing the risks to our CRE portfolio.
Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 58.1% and 34.4% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of March 31, 2026, with the remaining 7.5% relating to condominiums and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of March 31, 2026, residential real estate loans totaled $3.33 billion, or 21.3%, of loans receivable, compared to $3.28 billion, or 20.9%, of loans receivable, as of December 31, 2025. Residential real estate loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $732.0 million, $1.20 billion, $866.6 million, $39.7 million, zero and $494.2 million at March 31, 2026, respectively.
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
Consumer loans totaled $1.25 billion, or 8.0%, of loans receivable at both March 31, 2026 and December 31, 2025. Consumer loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $17.3 million, $6.0 million, $7.8 million, $400,000, $1.22 billion and zero at March 31, 2026, respectively.

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
As of March 31, 2026, commercial and industrial loans totaled $2.17 billion, or 13.9%, of loans receivable, compared to $2.22 billion, or 14.2%, of loans receivable, as of December 31, 2025. Commercial and industrial loans originated in our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets were $525.2 million, $585.1 million, $809.0 million, $11.6 million, $148.3 million and $93.1 million at March 31, 2026, respectively.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using the same methodology as other loans. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $51.3 million and $52.2 million in PCD loans, as of March 31, 2026 and December 31, 2025, respectively.
Table 11 sets forth information with respect to our non-performing assets as of March 31, 2026 and December 31, 2025. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 11: Non-performing Assets

	As of March 31, 2026	As of December 31, 2025
	(Dollars in thousands)
Non-accrual loans	$179,639	$78,002
Loans past due 90 days or more (principal or interest payments)	2,481	6,980
Total non-performing loans	182,120	84,982
Other non-performing assets
Foreclosed assets held for sale, net	40,874	39,831
Other non-performing assets	1,140	—
Total other non-performing assets	42,014	39,831
Total non-performing assets	$224,134	$124,813
Allowance for credit losses to non-accrual loans	165.68%	381.51%
Allowance for credit losses to non-performing loans	163.43	350.17
Non-accrual loans to total loans	1.15	0.50
Non-performing loans to total loans	1.16	0.54
Non-performing assets to total assets	0.97	0.55

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
Our non-performing loans were $182.1 million, or 1.16% of total loans as of March 31, 2026, compared to $85.0 million, or 0.54% of total loans, as of December 31, 2025. The allowance for credit losses as a percentage of non-performing loans decreased to 163.43% as of March 31, 2026, from 350.17% as of December 31, 2025. As of March 31, 2026, our non-performing assets increased to $224.1 million, or 0.97% of total assets, from $124.8 million, or 0.55% of total assets, as of December 31, 2025. The increase in non-performing loans and assets was primarily due to one loan relationship with a balance of $92.1 million being placed on non-accrual status during the quarter ended March 31, 2026.
Table 12 below shows the non-performing loans and non-performing assets by region as of March 31, 2026 and December 31, 2025:
Table 12: Non-performing Assets By Region

	As of March 31, 2026
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Non-accrual loans	$21,833	$25,532	$119,333	$23	$12,131	$787	$179,639
Loans 90+ days past due	36	1,368	1,077	—	—	—	2,481
Total non-performing loans	$21,869	$26,900	$120,410	$23	$12,131	$787	$182,120

Foreclosed assets held for sale	1,638	260	16,164	—	—	22,812	40,874
Other non-performing assets	—	—	—	—	1,140	—	1,140
Total other non-performing assets	$1,638	$260	$16,164	$—	$1,140	$22,812	$42,014
Total non-performing assets	$23,507	$27,160	$136,574	$23	$13,271	$23,599	$224,134

	As of December 31, 2025
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Non-accrual loans	$18,234	$24,645	$24,234	$54	$10,048	$787	$78,002
Loans 90+ days past due	291	1,020	2,383	—	3,286	—	6,980
Total non-performing loans	$18,525	$25,665	$26,617	$54	$13,334	$787	$84,982

Foreclosed assets held for sale	771	260	15,988	—	—	22,812	39,831
Other non-performing assets	—	—	—	—	—	—	—
Total other non-performing assets	$771	$260	$15,988	$—	$—	$22,812	$39,831
Total non-performing assets	$19,296	$25,925	$42,605	$54	$13,334	$23,599	$124,813
Debt restructuring generally occurs when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in potentially an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our restructured loans that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. As of March 31, 2026, we had $4.7 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual. Our Arkansas market contains $2.1 million, our Florida market contains $1.3 million and our Texas market contains $1.3 million of these restructured loans.

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
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 11 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $1.2 million, and the ending balance as of March 31, 2026 was $1.1 million. The $1.1 million balance consists of $660,000 of non-accrual loans and $443,000 of current loans as of March 31, 2026.
The Company had $220.3 million and $219.4 million in impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) for the periods ended March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, our Arkansas, Florida, Texas, Alabama, SPF and Centennial CFG markets accounted for approximately $27.6 million, $28.2 million, $151.6 million, $23,000, $12.1 million and $787,000 of the impaired loans, respectively.
Total foreclosed assets held for sale were $40.9 million as of March 31, 2026, compared to $39.8 million as of December 31, 2025, for an increase of $1.0 million. The foreclosed assets held for sale as of March 31, 2026 are comprised of $1.6 million located in Arkansas, $260,000 located in Florida, $16.2 million located in Texas, zero in Alabama, zero in SPF and $22.8 million in Centennial CFG. The majority of the foreclosed assets held for sale is comprised of two properties. The first is an office building located in Santa Monica, California with a carrying value of $22.8 million. The second is an apartment complex in Gunter, Texas with a carrying value of $15.0 million. These two properties account for $37.8 million of the balance of foreclosed assets held for sale at March 31, 2026.
Table 13 shows the summary of foreclosed assets held for sale as of March 31, 2026 and December 31, 2025.
Table 13: Foreclosed Assets Held For Sale

	As of March 31, 2026	As of December 31, 2025
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$23,183	$23,433
Construction/land development	15,311	15,230
Residential real estate loans
Residential 1-4 family	2,380	1,168
Total foreclosed assets held for sale	$40,874	$39,831

Past Due and Non-Accrual Loans
Table 14 shows the summary of non-accrual loans as of March 31, 2026 and December 31, 2025:
Table 14: Total Non-Accrual Loans

	As of March 31, 2026	As of December 31, 2025
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$56,767	$21,685
Construction/land development	7,856	5,444
Agricultural	398	489
Residential real estate loans
Residential 1-4 family	24,890	24,149
Multifamily residential	11,175	10,925
Total real estate	101,086	62,692
Consumer	12,393	10,326
Commercial and industrial	64,941	3,760
Agricultural & other	1,219	1,224
Total non-accrual loans	$179,639	$78,002
If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $3.7 million and $1.7 million, respectively, would have been recorded for the three-month periods ended March 31, 2026 and 2025. The interest income recognized on non-accrual loans for the three months ended March 31, 2026 and 2025 was considered immaterial.
Table 15 shows the summary of accruing past due loans 90 days or more as of March 31, 2026 and December 31, 2025:
Table 15: Loans Accruing Past Due 90 Days or More

	As of March 31, 2026	As of December 31, 2025
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$751	$—
Construction/land development	600	405
Residential real estate loans
Residential 1-4 family	136	2,321
Total real estate	1,487	2,726
Consumer	—	3,290
Commercial and industrial	982	964
Agricultural & Other	12	—
Total loans accruing past due 90 days or more	$2,481	$6,980
Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 1.16% and 0.54% at March 31, 2026 and December 31, 2025, respectively.

Allowance for Credit Losses
Overview. The allowance for credit losses on loans receivable was $297.6 million at both March 31, 2026 and December 31, 2025. The specific reserve for loans individually analyzed for credit losses was $17.1 million on $189.6 million of individually analyzed loans as of March 31, 2026, compared to a specific reserve of $17.0 million on $186.5 million of individually analyzed loans as of December 31, 2025. The amortized cost balance for loans with a specific allocation decreased from $71.3 million to $71.1 million from December 31, 2025 to March 31, 2026. The allowance for credit losses as a percentage of loans was 1.90% at both March 31, 2026 and December 31, 2025.
Loans Collectively Evaluated for Credit Loss. Loans receivable collectively evaluated for credit loss decreased by approximately $55.7 million from $15.50 billion at December 31, 2025 to $15.44 billion at March 31, 2026. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for credit loss to the total loans collectively evaluated for credit loss was 1.82% and 1.81% at March 31, 2026 and December 31, 2025, respectively.
Charge-offs and Recoveries. For the three months ended March 31, 2026, total charge-offs were $2.8 million and total recoveries were $1.4 million, for a net charge-off position of $1.4 million. For the three months ended March 31, 2025, total charge-offs were $3.5 million and total recoveries were $7.5 million, for a net recovery position of $4.1 million.
Table 16 below shows charge-off and recovery detail by region for the three months ended March 31, 2026 and 2025.
Table 16: Charge-Off and Recovery Detail By Region

For the Three Months Ended March 31, 2026
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$982	$137	$1,720	$10	$—	$—	$2,849
Recoveries	(278)	(54)	(788)	(3)	(277)	—	(1,400)
Net charge-offs (recoveries)	$704	$83	$932	$7	$(277)	$—	$1,449

For the Three Months Ended March 31, 2025
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$474	$2,480	$444	$8	$53	$—	$3,459
Recoveries	(228)	(117)	(6,514)	(2)	(3)	(658)	(7,522)
Net charge-offs (recoveries)	$246	$2,363	$(6,070)	$6	$50	$(658)	$(4,063)
Loans partially charged-off are placed on non-accrual status until it is proven that the borrower's repayment ability with respect to the remaining principal balance can be reasonably assured. This is usually established over a period of 6-12 months of timely payment performance.

Table 17 shows the allowance for credit losses, charge-offs and recoveries as of and for the three months ended March 31, 2026 and 2025.
Table 17: Analysis of Allowance for Credit Losses

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Balance, beginning of period	$297,583	$275,880
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	457	2,300
Agricultural	1	—
Residential real estate loans:
Residential 1-4 family	393	75
Total real estate	851	2,375
Consumer	77	230
Commercial and industrial	1,326	161
Other	595	692
Total loans charged off	2,849	3,458
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	612	6,160
Construction/land development	20	125
Agricultural	5	—
Residential real estate loans:
Residential 1-4 family	18	51
Total real estate	655	6,336
Consumer	317	19
Commercial and industrial	191	958
Other	237	209
Total recoveries	1,400	7,522
Net loans charged off (recovered)	1,449	(4,064)
Provision for credit loss	1,500	—
Ending balance	$297,634	$279,944
Net charge-offs (recoveries) to average loans receivable	0.04%	(0.11)%
Allowance for credit losses to total loans	1.90	1.87
Allowance for credit losses to net charge-offs (recoveries)	5,064.82	(1,698.51)

Table 18 presents the allocation of allowance for credit losses as of March 31, 2026 and December 31, 2025.
Table 18: Allocation of Allowance for Credit Losses

	As of March 31, 2026		As of December 31, 2025
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$87,393	34.5%	$74,172	33.7%
Construction/land development	49,377	16.7	48,023	17.4
Agricultural residential real estate loans	3,157	2.1	3,048	2.1
Residential real estate loans:
Residential 1-4 family	51,602	13.4	46,291	13.6
Multifamily residential	20,381	7.9	26,401	7.3
Total real estate	211,910	74.6	197,935	74.1
Consumer	24,546	8.0	28,993	8.0
Commercial and industrial	55,438	13.9	64,396	14.2
Agricultural	1,733	2.1	1,536	2.3
Other	4,007	1.4	4,723	1.4
Total	$297,634	100.0%	$297,583	100.0%
(1)Percentage of loans in each category to total loans receivable.
During the first quarter of 2026, the Company implemented updated allowance for credit loss models as part of the annual model review and challenge process. The allowance calculation called for a higher level of reserves for the CRE portfolio and a corresponding reduction in reserves for the commercial and industrial portfolio as well as the consumer portfolio.
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 4.8 years as of March 31, 2026.
Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. We had $1.26 billion of held-to-maturity securities at both March 31, 2026 and December 31, 2025. The detail of the held-to-maturity portfolio by carrying amount and percentage of the portfolio at March 31, 2026 and December 31, 2025 can be seen below.
Table 19: Held to Maturity Securities

	March 31, 2026		December 31, 2025
	Net Carrying Amount	Percentage of Total	Net Carrying Amount	Percentage of Total
	(In Thousands)		(In Thousands)
U.S. government-sponsored enterprises	$43,912	3.5%	$43,841	3.5%
U.S. government-sponsored mortgage-backed securities	112,717	9.0%	114,813	9.1%
State and political subdivisions	1,100,006	87.5%	1,100,608	87.4%
Total	$1,256,635	100.0%	$1,259,262	100.0%

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive (loss) income. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $2.80 billion and $2.87 billion as of March 31, 2026 and December 31, 2025, respectively. The detail of the available-for-sale portfolio by estimated fair value and percentage of the portfolio at March 31, 2026 and December 31, 2025 can be seen below.
Table 20: Available for Sale Securities

	March 31, 2026		December 31, 2025
	Estimated Fair Value	Percentage of Total	Estimated Fair Value	Percentage of Total
	(In Thousands)		(In Thousands)
U.S. government-sponsored enterprises	$218,971	7.8%	$240,782	8.4%
U.S. government-sponsored mortgage-backed securities	1,177,874	42.0%	1,212,948	42.2%
Private mortgage-backed securities	142,527	5.1%	145,720	5.1%
Non-government-sponsored asset backed securities	154,826	5.5%	157,844	5.5%
State and political subdivisions	878,978	31.4%	887,838	30.9%
Other securities	230,671	8.2%	226,799	7.9%
Total	$2,803,847	100.0%	$2,871,931	100.0%
During the three months ended March 31, 2026, the Company determined no allowance for credit losses on the available-for-sale portfolio was necessary. The Company also determined the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no provision was considered necessary for either portfolio.
See Note 3 to the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.
Deposits
Our deposits averaged $17.52 billion and $17.19 billion for the three months ended March 31, 2026 and March 31, 2025, respectively. Total deposits were $17.74 billion as of March 31, 2026, and $17.48 billion as of December 31, 2025. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
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
Table 21 reflects the classification of the brokered deposits as of March 31, 2026 and December 31, 2025.
Table 21: Brokered Deposits

	March 31, 2026	December 31, 2025
	(In thousands)
Insured Cash Sweep and Other Transaction Accounts	$439,322	$435,678
Total Brokered Deposits	$439,322	$435,678

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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve reduced the target rate three times during 2025. First, on September 17, 2025, the Federal Reserve reduced the target rate to 4.00% to 4.25%, second, on October 29, 2025, the target rate was reduced to 3.75% to 4.00% and third, on December 10, 2025, the target rate was reduced to 3.50% to 3.75%. The Federal Reserve has not changed the target rate during 2026.
Table 22 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three months ended March 31, 2026 and 2025.
Table 22: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2026		2025
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$3,856,492	—%	$3,980,944	—%
Interest-bearing transaction accounts	10,771,612	2.35	10,309,860	2.67
Savings deposits	1,097,364	0.69	1,092,828	0.71
Time deposits:
$100,000 or more	1,269,759	3.48	1,214,785	4.03
Other time deposits	525,742	2.95	586,718	3.48
Total	$17,520,969	1.83%	$17,185,135	2.05%
Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $1.6 million, or 1.0%, from $155.8 million as of December 31, 2025 to $157.4 million as of March 31, 2026.
FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $500.0 million at both March 31, 2026 and December 31, 2025. At both March 31, 2026 and December 31, 2025, $100.0 million and $400.0 million of the outstanding balances were classified as short-term and long-term advances, respectively.
The FHLB advances mature from 2026 to 2037 with fixed interest rates ranging from 3.37% to 4.84%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
Other borrowed funds were $250,000 at both March 31, 2026 and December 31, 2025. These were classified as short-term advances.
Additionally, the Company had $1.51 billion and $1.48 billion at March 31, 2026 and December 31, 2025, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits.

Subordinated Debentures
Subordinated debentures were $279.4 million and $279.3 million as of March 31, 2026 and December 31, 2025, respectively.
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
Stockholders’ Equity
Stockholders’ equity increased $52.7 million to $4.35 billion as of March 31, 2026, from $4.30 billion as of December 31, 2025. The $52.7 million increase in stockholders’ equity is primarily associated with the $118.2 million in net income for the three months ended March 31, 2026, which was partially offset by the $13.5 million in other comprehensive loss, the $41.3 million in shareholder dividends paid and stock repurchases of $13.9 million in 2026. As of March 31, 2026 and December 31, 2025, our equity to asset ratio was 18.75% and 18.78%, respectively. Book value per share was $22.15 as of March 31, 2026, compared to $21.88 as of December 31, 2025, a 5.0% annualized increase.
Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.21 and $0.195 per share for the three months ended March 31, 2026 and 2025, respectively. The common stock dividend payout ratio for the three months ended March 31, 2026 and 2025 was 34.93% and 33.64%, respectively. On April 16, 2026, the Board of Directors declared a regular $0.21 per share quarterly cash dividend payable June 3, 2026, to shareholders of record May 13, 2026.
Stock Repurchase Program. During the first three months of 2026, the Company repurchased a total of 507,622 shares with a weighted-average stock price of $27.34 per share. Shares repurchased under the program as of March 31, 2026 since its inception total 29,905,835 shares. The remaining balance available for repurchase was 16,601,672 shares at March 31, 2026.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2026 and December 31, 2025, we met all regulatory capital adequacy requirements to which we were subject.

Table 23 presents our risk-based capital ratios on a consolidated basis as of March 31, 2026 and December 31, 2025.
Table 23: Risk-Based Capital

	As of March 31, 2026	As of December 31, 2025
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$4,349,585	$4,296,871
Goodwill and core deposit intangibles, net	(1,428,169)	(1,430,107)
Unrealized loss on available-for-sale securities	179,409	165,887
Total common equity Tier 1 capital	3,100,825	3,032,651
Total Tier 1 capital	3,100,825	3,032,651
Tier 2 capital
Allowance for credit losses	297,634	297,583
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(64,260)	(63,704)
Qualifying allowance for credit losses	233,374	233,879
Qualifying subordinated notes	279,433	279,265
Total Tier 2 capital	512,807	513,144
Total risk-based capital	$3,613,632	$3,545,795
Average total assets for leverage ratio	$21,684,872	$21,528,936
Risk weighted assets	$18,567,602	$18,607,517
Ratios at end of period
Common equity Tier 1 capital	16.70%	16.30%
Leverage ratio	14.30	14.09
Tier 1 risk-based capital	16.70	16.30
Total risk-based capital	19.46	19.06
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00
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
In Table 24 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 24: Earnings, As Adjusted

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$118,209	$115,209
Pre-tax adjustments:
FDIC special assessment credit	(1,697)	—
Fair value adjustment for marketable securities	1,248	(442)
Special income from equity investment	—	(3,891)
Total pre-tax adjustments	(55)	(4,333)
Tax-effect of adjustments(1)	(13)	(1,059)
Total adjustments after-tax (B)	(42)	(3,274)
Earnings, as adjusted (C)	$118,167	$111,935
Average diluted shares outstanding (D)	196,733	198,852
GAAP diluted earnings per share: A/D	$0.60	$0.58
Adjustments after-tax: B/D	—	(0.02)
Diluted earnings per common share excluding adjustments: C/D	$0.60	$0.56
(1) Blended statutory rate of 24.359% for 2026 and 24.433% for 2025.

We had $1.43 billion, $1.43 billion and $1.44 billion total goodwill and core deposit intangibles as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity, return on average tangible equity excluding intangible amortization, and tangible equity to tangible assets are useful in evaluating our company. Management also believes return on average assets, as adjusted, return on average equity, as adjusted, and return on average tangible equity, as adjusted, are meaningful non-GAAP financial measures, as they exclude items such as certain non-interest income and expenses that management believes are not indicative of our primary business operating results. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 25 through 28, respectively.
Table 25: Tangible Book Value Per Share

	As of March 31, 2026	As of December 31, 2025
	(In thousands, except per share data)
Book value per share: A/B	$22.15	$21.88
Tangible book value per share: (A-C-D)/B	14.87	14.60
(A) Total equity	$4,349,585	$4,296,871
(B) Shares outstanding	196,394	196,357
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	30,355	32,293
Table 26: Return on Average Assets, As Adjusted

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Return on average assets: A/D	2.09%	2.07%
Return on average assets, as adjusted: (A+C)/D	2.09	2.01
Return on average assets excluding intangible amortization: B/(D-E)	2.25	2.24
(A) Net income	$118,209	$115,209
Intangible amortization after-tax	1,466	1,547
(B) Earnings excluding intangible amortization	$119,675	$116,756
(C) Adjustments after-tax	$(42)	$(3,274)
(D) Average assets	22,954,441	22,548,835
(E) Average goodwill, core deposits and other intangible assets	1,429,527	1,437,515

Table 27: Return on Average Equity, As Adjusted

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Return on average equity: A/D	11.09%	11.75%
Return on average common equity, as adjusted: (A+C)/D	11.08	11.41
Return on average tangible common equity: A/(D-E)	16.56	18.39
Return on average tangible equity excluding intangible amortization: B/(D-E)	16.76	18.64
Return on average tangible common equity, as adjusted: (A+C)/(D-E)	16.55	17.87
(A) Net income	$118,209	$115,209
(B) Earnings excluding intangible amortization	119,675	116,756
(C) Adjustments after-tax	(42)	(3,274)
(D) Average equity	4,324,720	3,977,671
(E) Average goodwill, core deposits and other intangible assets	1,429,527	1,437,515
Table 28: Tangible Equity to Tangible Assets

	As of March 31, 2026	As of December 31, 2025
	(Dollars in thousands)
Equity to assets: B/A	18.75%	18.78%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	13.42	13.36
(A) Total assets	$23,201,679	$22,881,879
(B) Total equity	4,349,585	4,296,871
(C) Goodwill	1,398,253	1,398,253
(D) Core deposit intangibles	30,355	32,293
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

Table 29: Efficiency Ratio, As Adjusted

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Net interest income (A)	$223,904	$214,656
Non-interest income (B)	42,803	45,426
Non-interest expense (C)	113,975	112,928
FTE Adjustment (D)	2,661	2,534
Amortization of intangibles (E)	1,938	2,047
Adjustments:
Non-interest income:
Fair value adjustment for marketable securities	$(1,248)	$442
Special income from equity investments	—	3,891
Gain (loss) on OREO, net	707	(376)
Loss on branches, equipment and other assets, net	(7)	(163)
Total non-interest income adjustments (F)	$(548)	$3,794
Non-interest expense:
FDIC special assessment credit	(1,697)	—
Merger and acquisition expenses	394	—
Total non-interest expense adjustments (G)	$(1,303)	$—
Efficiency ratio (reported): ((C-E)/(A+B+D))	41.59%	42.22%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	41.99	42.84
Recently Issued Accounting Pronouncements
See Note 22 to the Condensed Notes to Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Liquidity and Market Risk Management
At March 31, 2026, we held $2.26 billion in assets that could be used for liquidity purposes, which we refer to as net available internal liquidity. This balance consisted of $1.33 billion in unpledged investment securities which could be used for additional secured borrowing capacity, $636.7 million in cash on deposit with the Federal Reserve Bank ("FRB") and $290.2 million in other liquid cash accounts.
Consistent with our practice of maintaining access to significant external liquidity, we had $4.11 billion in net available sources of borrowed funds, which we refer to as net available external liquidity, as of March 31, 2026. This included $5.87 billion in total borrowing capacity with the Federal Home Loan Bank ("FHLB"), of which $2.01 billion has been drawn upon in the ordinary course of business, resulting in $3.85 billion in net available liquidity with the FHLB as of March 31, 2026. The $2.01 billion consisted of $500.0 million in outstanding FHLB advances and $1.51 billion used for pledging purposes. We also had access to approximately $162.3 million available borrowing capacity from the Discount Window. As of March 31, 2026, the Company also had access to $35.0 million from First National Bankers’ Bank ("FNBB"), and $55.0 million from other various external sources.
Overall, we had $6.36 billion net available liquidity as of March 31, 2026, which consisted of $2.26 billion of net available internal liquidity and $4.11 billion in net available external liquidity. Details on our available liquidity as of March 31, 2026 are available below.

Table 30: Available Liquidity

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unpledged investment securities (market value)	$1,330,313	$—	$1,330,313
Cash at FRB	636,704	—	636,704
Other liquid cash accounts	290,200	—	290,200
Total Internal Liquidity	2,257,217	—	2,257,217
External Sources
FHLB	5,865,478	2,012,575	3,852,903
FRB Discount Window	162,314	—	162,314
FNBB	35,000	—	35,000
Other	55,000	—	55,000
Total External Liquidity	6,117,792	2,012,575	4,105,217
Total Available Liquidity	$8,375,009	$2,012,575	$6,362,434

We have continued to limit our exposure to uninsured deposits and have been actively monitoring this exposure. As of March 31, 2026, we held approximately $8.89 billion in uninsured deposits of which $848.9 million were intercompany subsidiary deposit balances and $3.23 billion were collateralized deposits, for a net position of $4.81 billion. This represented approximately 27.1% of total deposits. In addition, net available liquidity exceeded uninsured and uncollateralized deposits by $1.55 billion as of March 31, 2026.
Table 31: Uninsured Deposits

(in thousands)	As of March 31, 2026
Uninsured Deposits	$8,891,295
Intercompany Subsidiary and Affiliate Balances	848,925
Collateralized Deposits	3,234,642
Net Uninsured Position	$4,807,728

Total Available Liquidity	6,362,434
Net Uninsured Position	4,807,728
Net Available Liquidity in Excess of Uninsured Deposits	$1,554,706

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At March 31, 2026, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Table 32 presents our sensitivity to net interest income as of March 31, 2026 and March 31, 2025.
Table 32: Sensitivity of Net Interest Income

	Percentage Change from Base	Percentage Change from Base	March 31,
Interest Rate Scenario	March 31, 2026	March 31, 2025	2026 vs. 2025
Up 200 basis points	11.60%	11.00%	0.60%
Up 100 basis points	5.94	5.61	0.33
Down 100 basis points	(6.09)	(6.24)	0.15
Down 200 basis points	(10.88)	(12.22)	1.34
There have been no material changes in our market risk exposure from March 31, 2025 to March 31, 2026. Our balance sheet mix has remained consistent. The target rate changes by the Federal Reserve have impacted our earnings, but our net interest income exposure is still within our current guidelines. The Federal Reserve reduced the target rate three times during 2025. First, on September 17, 2025, the Federal Reserve reduced the target rate to 4.00% to 4.25%, second, on October 29, 2025, the target rate was reduced to 3.75% to 4.00% and third, on December 10, 2025, the target rate was reduced to 3.50% to 3.75%. The Federal Reserve has not changed the target rate during 2026.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2026, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1: Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiaries are a party or of which any of their property is the subject.
Item 1A: Risk Factors
There were no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors," of our Form 10-K for the year ended December 31, 2025. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2026, the Company utilized a portion of its stock repurchase program which was most recently amended and re-approved by the Board of Directors on January 17, 2025, authorizing the repurchase of up to 20,000,000 shares of the Company's common stock. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 through January 31, 2026	267,622	$28.26	267,622	16,841,672
February 1 through February 28, 2026	—	—	—	16,841,672
March 1 through March 31, 2026	240,000	26.31	240,000	16,601,672
Total	507,622		507,622
(1)The above described stock repurchase program has no expiration date.
Item 3: Defaults Upon Senior Securities
Not applicable.
Item 4: Mine Safety Disclosures
Not applicable.
Item 5: Other Information
During the three months ended March 31, 2026, none of the Company’s directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
HOME BANCSHARES, INC.
(Registrant)

Date:	May 5, 2026	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	May 5, 2026	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	May 5, 2026	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer