Form 10-Q
period 2026-06-30
HOME BANCSHARES INC
filed 2026-08-07
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2026
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
Common Stock Issued and Outstanding: 200,049,630 shares as of August 6, 2026.

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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$279,660	$237,224
Interest-bearing deposits with other banks	772,859	430,113
Cash and cash equivalents	1,052,519	667,337
Fed funds sold	5,450	3,000
Investment securities — available-for-sale, net of allowance for credit losses of $0 at both June 30, 2026 and December 31, 2025 (amortized cost of $2,997,415 and $3,088,820 at June 30, 2026 and December 31, 2025, respectively)	2,776,216	2,871,931
Investment securities — held-to-maturity, net of allowance for credit losses of $2,005 at both June 30, 2026 and December 31, 2025	1,254,802	1,259,262
Total investment securities	4,031,018	4,131,193
Loans receivable	17,127,208	15,686,209
Allowance for credit losses	(328,369)	(297,583)
Loans receivable, net	16,798,839	15,388,626
Bank premises and equipment, net	437,552	369,324
Foreclosed assets held for sale	42,139	39,831
Cash value of life insurance	233,515	220,469
Accrued interest receivable	108,384	108,939
Deferred tax asset, net	153,803	148,022
Goodwill	1,410,211	1,398,253
Core deposit intangibles	65,541	32,293
Other assets	374,277	374,592
Total assets	$24,713,248	$22,881,879
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$4,447,710	$3,868,405
Savings and interest-bearing transaction accounts	12,423,361	11,792,828
Time deposits	2,242,034	1,818,724
Total deposits	19,113,105	17,479,957
Securities sold under agreements to repurchase	158,744	155,803
FHLB and other borrowed funds	450,250	500,250
Accrued interest payable and other liabilities	164,112	169,733
Subordinated debentures	279,602	279,265
Total liabilities	20,165,813	18,585,008
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 400,000,000 in 2026 and 2025; shares issued and outstanding 200,460,097 in 2026 and 196,357,167 in 2025	2,005	1,964
Capital surplus	2,301,551	2,201,923
Retained earnings	2,412,859	2,258,871
Accumulated other comprehensive loss	(168,980)	(165,887)
Total stockholders’ equity	4,547,435	4,296,871
Total liabilities and stockholders’ equity	$24,713,248	$22,881,879
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
	(Unaudited)
Interest income:
Loans	$298,066	$276,041	$571,539	$546,825
Investment securities
Taxable	25,787	26,444	50,515	53,877
Tax-exempt	7,811	7,626	15,640	15,276
Deposits – other banks	5,135	8,951	10,080	15,571
Federal funds sold	37	53	85	108
Total interest income	336,836	319,115	647,859	631,657
Interest expense:
Interest on deposits	87,432	88,489	166,577	175,275
FHLB and other borrowed funds	4,346	5,539	9,038	11,441
Securities sold under agreements to repurchase	1,057	1,012	1,984	2,086
Subordinated debentures	2,358	4,123	4,713	8,247
Total interest expense	95,193	99,163	182,312	197,049
Net interest income	241,643	219,952	465,547	434,608
Provision for credit losses on loans	5,200	3,000	6,700	3,000
Recovery of credit losses on unfunded commitments	—	—	(1,000)	—
Total credit loss expense	5,200	3,000	5,700	3,000
Net interest income after credit loss expense	236,443	216,952	459,847	431,608
Non-interest income:
Service charges on deposit accounts	10,030	9,552	20,037	19,202
Other service charges and fees	12,973	12,643	22,783	23,332
Trust fees	6,109	5,234	11,591	9,994
Mortgage lending income	5,139	4,780	9,569	8,379
Insurance commissions	578	589	1,114	1,124
Increase in cash value of life insurance	1,553	1,415	2,921	3,257
Dividends from FHLB, FRB, FNBB & other	2,841	2,657	5,377	5,375
Gain on sale of SBA loans	—	—	80	288
Gain (loss) on sale of branches, equipment and other assets, net	3	972	(4)	809
Gain (loss) on OREO, net	332	13	1,039	(363)
Fair value adjustment for marketable securities	817	(238)	(431)	204
Other income	13,079	13,462	22,181	24,904
Total non-interest income	53,454	51,079	96,257	96,505
Non-interest expense:
Salaries and employee benefits	68,742	64,318	131,978	126,173
Occupancy and equipment	15,787	14,023	30,654	28,448
Data processing expense	9,307	8,364	18,191	16,922
Merger and acquisition expenses	12,726	—	13,120	—
Other operating expenses	28,932	29,335	55,526	57,425
Total non-interest expense	135,494	116,040	249,469	228,968
Income before income taxes	154,403	151,991	306,635	299,145
Income tax expense	35,076	33,588	69,099	65,533
Net income	$119,327	$118,403	$237,536	$233,612
Basic earnings per share	$0.59	$0.60	$1.19	$1.18
Diluted earnings per share	$0.59	$0.60	$1.19	$1.18
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
	(Unaudited)
Net income	$119,327	$118,403	$237,536	$233,612
Net unrealized gain (loss) on available-for-sale securities	13,336	(14,600)	(4,317)	27,108
Other comprehensive income (loss) before tax effect	13,336	(14,600)	(4,317)	27,108
Tax effect on other comprehensive (income) loss	(2,907)	3,196	1,224	(6,944)
Other comprehensive income (loss)	10,429	(11,404)	(3,093)	20,164
Comprehensive income	$129,756	$106,999	$234,443	$253,776
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2026
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2026	$1,964	$2,201,923	$2,258,871	$(165,887)	$4,296,871
Comprehensive income:
Net income	—	—	118,209	—	118,209
Other comprehensive loss	—	—	—	(13,522)	(13,522)
Net issuance of 11,833 shares of common stock from exercise of stock options	—	—	—	—	—
Repurchase of 507,622 shares of common stock	(5)	(13,888)	—	—	(13,893)
Share-based compensation net issuance of 532,800 shares of restricted common stock	5	3,208	—	—	3,213
Excise tax from repurchase of common stock	—	—	—	—	—
Cash dividends – Common Stock, $0.21 per share	—	—	(41,293)	—	(41,293)
Balances at March 31, 2026 (unaudited)	$1,964	$2,191,243	$2,335,787	$(179,409)	$4,349,585
Comprehensive income:
Net income	—	—	119,327	—	119,327
Other comprehensive income	—	—	—	10,429	10,429
Net issuance of 5,731 shares of common stock from exercise of stock options	—	—	—	—	—
Issuance of 5,421,521 shares of common stock - Mountain Commerce Acquisition	54	145,949	—	—	146,003
Repurchase of 1,500,000 shares of common stock	(15)	(40,445)	—	—	(40,460)
Share-based compensation net issuance of 138,667 shares of restricted common stock	2	5,190	—	—	5,192
Excise tax from repurchase of common stock	—	(386)	—	—	(386)
Cash dividends – Common Stock, $0.21 per share	—	—	(42,255)	—	(42,255)
Balances at June 30, 2026 (unaudited)	$2,005	$2,301,551	$2,412,859	$(168,980)	$4,547,435
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
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2026	2025
	(Unaudited)
Operating Activities
Net income	$237,536	$233,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	15,958	14,318
Decrease (increase) in value of equity securities	431	(204)
Increase in value of equity method investments	(5,032)	(8,958)
Amortization of securities, net	5,236	6,545
Accretion of purchased loans	(3,618)	(2,611)
Share-based compensation	8,405	5,456
Gain (loss) on assets	(1,115)	(1,977)
Provision for credit losses - loans	6,700	3,000
Recovery of credit losses - unfunded commitments	(1,000)	—
Deferred income tax effect	5,049	5,430
Increase in cash value of life insurance	(2,921)	(3,257)
Originations of mortgage loans held for sale	(506,121)	(349,313)
Proceeds from sales of mortgage loans held for sale	490,393	293,136
Changes in assets and liabilities:
Accrued interest receivable	5,897	12,397
Other assets	4,863	(34,086)
Accrued interest payable and other liabilities	(12,382)	21,924
Net cash provided by operating activities	248,279	195,412
Investing Activities
Net (increase) decrease in federal funds sold	(2,450)	1,125
Net decrease (increase) in loans, excluding purchased loans	34,667	(361,119)
Purchases of investment securities – available-for-sale	(33,407)	(19,521)
Proceeds from maturities of investment securities – available-for-sale	222,652	212,672
Proceeds from maturities of investment securities – held-to-maturity	4,672	9,995
Purchases of equity securities	—	(5,000)
Proceeds from sales of equity securities	2,000	—
Redemption of other investments	1,663	10,152
Purchases for improvements to foreclosed assets	—	(2,747)
Proceeds from sale of foreclosed assets	9,078	7,014
Proceeds from sale of SBA loans	1,285	4,308
Purchases of premises and equipment	(14,894)	(14,882)
Proceeds from sale of premises and equipment	2,663	11,749
Return of investment on cash value of life insurance, net	331	6,161
Net cash received - market acquisition	88,174	—
Net cash provided by (used in) investing activities	316,434	(140,093)
Financing Activities
Net increase in deposits	90,815	342,135
Net increase (decrease) in securities sold under agreements to repurchase	2,941	(21,537)
Decrease in FHLB and other borrowed funds	(135,000)	(50,250)
Proceeds from exercise of stock options, net	—	602
Repurchase of common stock	(54,739)	(57,293)
Dividends paid on common stock	(83,548)	(78,250)
Net cash (used in) provided by financing activities	(179,531)	135,407
Net change in cash and cash equivalents	385,182	190,726
Cash and cash equivalents – beginning of year	667,337	910,347
Cash and cash equivalents – end of period	$1,052,519	$1,101,073
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Home BancShares, Inc. (the "Company" or "HBI") is a bank holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its wholly-owned community bank subsidiary – Centennial Bank (sometimes referred to as "Centennial" or the "Bank"). As of June 30, 2026, the Bank had branch locations in Arkansas, Florida, South Alabama, Tennessee, Texas and New York City. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank ("FRB") and interest-bearing deposits with other banks. Included in cash and cash equivalents were $8.5 million and $9.4 million of restricted cash as of June 30, 2026 and December 31, 2025, respectively.

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
The Company uses the discounted cash flow ("DCF") method to estimate expected losses for the Company’s non-acquired loan pools. These pools are as follows: construction & land development; other commercial real estate; residential real estate; commercial & industrial; and consumer & other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.
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
Acquisition Accounting and Acquired Loans
The Company accounts for acquisitions in accordance with FASB ASC Topic 805, Business Combinations, using the acquisition method of accounting. Identifiable assets acquired, including loans, are recorded at their estimated fair values as of the acquisition date. The fair value of acquired loans is determined in accordance with FASB ASC Topic 820, Fair Value Measurement, and incorporates estimates of expected prepayments and the amount and timing of expected future principal, interest, and other cash flows.
Purchased loans that have experienced more-than-insignificant credit deterioration since origination are classified as purchased credit deteriorated ("PCD") loans. The Company estimates expected credit losses on PCD loans using methodologies consistent with its allowance for credit losses framework, including individual evaluations or collective assessments, as appropriate. PCD loans are accounted for using the gross-up approach prescribed by ASC 326. Under this approach, an allowance for credit losses is established as of the acquisition date and added to the purchase price of the acquired loan to establish its initial amortized cost basis. The difference between the initial amortized cost basis and the unpaid principal balance of the loan represents a noncredit discount or premium, which is accreted or amortized into interest income over the remaining life of the loan using the effective interest method. Subsequent changes in expected credit losses are recognized through the provision for credit losses and reflected in the allowance for credit losses.
Effective April 1, 2026, the Company early adopted ASU 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. Under ASU 2025‑08, acquired loans that are not classified as PCD loans and otherwise meet the definition of purchased seasoned loans ("PSLs") are accounted for using the gross-up approach. Accordingly, an allowance for credit losses is recognized as of the acquisition date with a corresponding adjustment to the amortized cost basis of the acquired loans, and no day-one provision for credit losses is recognized. The amendments are applied prospectively to qualifying loans acquired on or after the adoption date, and prior-period amounts have not been adjusted.
Following the adoption of ASU 2025‑08, the Company separately identifies and segments qualifying PSLs within its allowance for credit losses framework. PSL segments are aligned with the Company's existing portfolio segmentation structure and generally utilize the same credit risk assumptions, forecasting processes, and qualitative adjustment framework applied to originated loans. In accordance with ASC 326, expected credit losses for PSLs are measured using an expected loss methodology based on the unpaid principal balance of the acquired loans. While the Company's legacy loan portfolio is primarily evaluated using a discounted cash flow methodology based on amortized cost, PSLs are measured based on unpaid principal balance in accordance with ASC 326 and the requirements of ASU 2025‑08.
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
Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$119,327	$118,403	$237,536	$233,612
Average shares outstanding	201,223	197,532	198,889	198,091
Effect of common stock options	197	233	199	198
Average diluted shares outstanding	201,420	197,765	199,088	198,289
Basic earnings per share	$0.59	$0.60	$1.19	$1.18
Diluted earnings per share	$0.59	$0.60	$1.19	$1.18
The impact of anti-dilutive shares to the diluted earnings per share calculation was considered immaterial for the periods ended June 30, 2026 and 2025.
2. Acquisitions
Acquisition of Mountain Commerce Bancorp, Inc.
On April 1, 2026, the Company completed the acquisition of Mountain Commerce Bancorp, Inc (“MCBI”), and merged Mountain Commerce Bank into Centennial Bank. The Company issued approximately 5.4 million shares of its common stock valued at approximately $146.0 million as of April 1, 2026. No cash consideration was paid in connection with the merger, except for cash paid in lieu of fractional shares of Home common stock, equal to $26.77 multiplied by any resulting fractional shares. The acquisition added new markets for expansion and brings complementary businesses together to drive synergies and growth.
Including the effects of the known purchase accounting adjustments, as of the acquisition date, MCBI had approximately $1.77 billion in total assets, $1.47 billion in loans and $1.54 billion in customer deposits. Prior to the merger, MCBI operated its banking business from eight locations in Tennessee.
The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. The Company will continue to review the estimated fair values of loans, deposits and intangible assets, and to evaluate the assumed tax positions and contingencies.
The Company has determined that the acquisition of the net assets of MCBI constitutes a business combination as defined by the ASC Topic 805. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of ASC Topic 820. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The following schedule is a preliminary breakdown of the assets acquired and liabilities assumed as of the acquisition date:

	Mountain Commerce Bancorp, Inc.
	Acquired from MCBI	Purchase Accounting Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$14,303	$(226)	$14,077
Interest-bearing deposits with other banks	74,097	—	74,097
Cash and cash equivalents	88,400	(226)	88,174
Investment securities - available-for-sale, net of allowance for credit losses	103,819	(523)	103,296
Total investment securities	103,819	(523)	103,296
Loans receivable	1,499,676	(30,777)	1,468,899
Allowance for credit losses	—	(31,333)	(31,333)
Loans receivable, net	1,499,676	(62,110)	1,437,566
Bank premises and equipment, net	59,584	7,211	66,795
Foreclosed assets held for sale	6,013	206	6,219
Cash value of life insurance	10,470	—	10,470
Accrued interest receivable	5,342	—	5,342
Deferred tax asset, net	7,330	2,176	9,506
Core deposit and other intangibles	—	38,075	38,075
Other assets	3,282	414	3,696
Total assets acquired	$1,783,916	$(14,777)	$1,769,139
Liabilities
Deposits
Demand and non-interest-bearing	$240,546	$—	$240,546
Savings and interest-bearing transaction accounts	700,142	—	700,142
Time deposits	594,727	6,918	601,645
Total deposits	1,535,415	6,918	1,542,333
FHLB and other borrowed funds	85,000	—	85,000
Accrued interest payable and other liabilities	8,900	(1,139)	7,761
Subordinated debentures	—	—	—
Total liabilities assumed	$1,629,315	$5,779	$1,635,094
Equity
Total equity assumed	154,601	(154,601)	—
Total liabilities and equity assumed	$1,783,916	$(148,822)	$1,635,094
Net assets acquired			134,045
Purchase price			146,003
Goodwill			$11,958

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:
Cash and due from banks, interest-bearing deposits with other banks and federal funds sold – The carrying amount of these assets was deemed a reasonable estimate of fair value based on the short-term nature of these assets.
Investment securities – Investment securities were acquired from MCBI with an approximately $523,000 adjustment to fair value based upon quoted market prices. Otherwise, the book value was deemed to approximate fair value.
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
Bank premises and equipment – Bank premises and equipment were acquired from MCBI with a $7.2 million adjustment to fair value. This represents the difference between current appraisals completed in connection with the acquisition and book value acquired.
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
Deferred tax asset, net – The current and deferred income tax assets and liabilities are recorded to reflect the differences in the carrying values of the acquired assets and assumed liabilities for financial reporting purposes and the cost basis for federal income tax purposes, at the Company’s statutory federal and state income tax rate of 24.359%.
Core deposit intangible and other intangibles – This core deposit intangible asset represents the value of the relationships that MCBI had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits.
Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition, equal the amount payable on demand at the acquisition date. The $6.9 million fair value adjustment applied for time deposits was because the weighted-average interest rate of MCBI’s certificates of deposits were estimated to be below the current market rates.
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

Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. For PCD loans, the initial estimate of expected credit losses is recognized in the allowance for credit losses on the date of acquisition using the same methodology as other loans and leases held-for-investment. The following table provides a summary of loans purchased as part of the MCBI acquisition with credit deterioration at acquisition:

April 1, 2026
(In thousands)
Purchased Loans with Credit Deterioration:
Par value	$47,279
Allowance for credit losses at acquisition	(7,627)
Discount on acquired loans	(987)
Purchase price	$38,665
3. Investment Securities
The following table summarizes the amortized cost and fair value of securities that are classified as available-for-sale and held-to-maturity:

	June 30, 2026
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$210,738	$—	$210,738	$885	$(7,237)	$204,386
U.S. government-sponsored mortgage-backed securities	1,302,974	—	1,302,974	1,247	(144,283)	1,159,938
Private mortgage-backed securities	176,380	—	176,380	75	(8,694)	167,761
Non-government-sponsored asset backed securities	97,958	—	97,958	59	(1,136)	96,881
State and political subdivisions	961,342	—	961,342	1,448	(57,457)	905,333
Other securities	248,023	—	248,023	1,998	(8,104)	241,917
Total	$2,997,415	$—	$2,997,415	$5,712	$(226,911)	$2,776,216

	June 30, 2026
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,984	$—	$43,984	$—	$(1,932)	$42,052
U.S. government-sponsored mortgage-backed securities	110,969	—	110,969	37	(4,752)	106,254
State and political subdivisions	1,101,854	(2,005)	1,099,849	110	(99,438)	1,000,521
Total	$1,256,807	$(2,005)	$1,254,802	$147	$(106,122)	$1,148,827

	December 31, 2025
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$246,891	$—	$246,891	$998	$(7,107)	$240,782
U.S. government-sponsored mortgage-backed securities	1,345,469	—	1,345,469	1,478	(133,999)	1,212,948
Private mortgage-backed securities	152,578	—	152,578	126	(6,984)	145,720
Non-government-sponsored asset backed securities	158,446	—	158,446	325	(927)	157,844
State and political subdivisions	951,822	—	951,822	1,419	(65,403)	887,838
Other securities	233,614	—	233,614	2,147	(8,962)	226,799
Total	$3,088,820	$—	$3,088,820	$6,493	$(223,382)	$2,871,931

	December 31, 2025
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,841	$—	$43,841	$—	$(1,391)	$42,450
U.S. government-sponsored mortgage-backed securities	114,813	—	114,813	400	(3,258)	111,955
State and political subdivisions	1,102,613	(2,005)	1,100,608	71	(94,032)	1,006,647
Total	$1,261,267	$(2,005)	$1,259,262	$471	$(98,681)	$1,161,052
On April 1, 2026, the Company completed the acquisition of MCBI. Including the effects of the known purchase accounting adjustments, as of the acquisition date, MCBI had approximately $103.3 million in investments. The Company classified the entire balance of investments acquired from MCBI as available-for-sale at the acquisition date.
Assets, principally investment securities, having a carrying value of approximately $2.62 billion and $2.65 billion at June 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $158.7 million and $155.8 million at June 30, 2026 and December 31, 2025, respectively.
The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2026, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$80,028	$79,593	$4,967	$4,933
Due after one year through five years	235,425	224,652	136,319	130,725
Due after five years through ten years	369,000	353,070	375,405	344,164
Due after ten years	735,650	694,321	629,147	562,751
U.S. government-sponsored mortgage-backed securities	1,302,974	1,159,938	110,969	106,254
Private mortgage-backed securities	176,380	167,761	—	—
Non-government-sponsored asset backed securities	97,958	96,881	—	—
Total	$2,997,415	$2,776,216	$1,256,807	$1,148,827
During the three and six months ended June 30, 2026 and 2025, no available-for-sale securities were sold.
The following table shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$4,591	$(15)	$140,606	$(7,222)	$145,197	$(7,237)
U.S. government-sponsored mortgage-backed securities	81,372	(1,263)	1,018,954	(143,020)	1,100,326	(144,283)
Private mortgage-backed securities	29,096	(418)	130,408	(8,276)	159,504	(8,694)
Non-government-sponsored asset backed securities	20,472	(130)	26,350	(1,006)	46,822	(1,136)
State and political subdivisions	63,734	(1,058)	707,971	(56,399)	771,705	(57,457)
Other securities	68,552	(825)	116,424	(7,279)	184,976	(8,104)
Total	$267,817	$(3,709)	$2,140,713	$(223,202)	$2,408,530	$(226,911)
Held-to-maturity:
U.S. government-sponsored enterprises	$14,835	$(165)	$27,217	$(1,767)	$42,052	$(1,932)
U.S. government-sponsored mortgage-backed securities	42,013	(765)	52,115	(3,987)	94,128	(4,752)
State and political subdivisions	26,124	(689)	965,818	(98,749)	991,942	(99,438)
Total	$82,972	$(1,619)	$1,045,150	$(104,503)	$1,128,122	$(106,122)

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$7,152	$(32)	$165,091	$(7,075)	$172,243	$(7,107)
U.S. government-sponsored mortgage-backed securities	26,462	(136)	1,087,888	(133,863)	1,114,350	(133,999)
Private mortgage-backed securities	—	—	135,255	(6,984)	135,255	(6,984)
Non-government-sponsored asset backed securities	22,987	(13)	44,666	(914)	67,653	(927)
State and political subdivisions	15,301	(505)	744,922	(64,898)	760,223	(65,403)
Other securities	5,505	(67)	125,216	(8,895)	130,721	(8,962)
Total	$77,407	$(753)	$2,303,038	$(222,629)	$2,380,445	$(223,382)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$42,451	$(1,391)	$42,451	$(1,391)
U.S. government-sponsored mortgage-backed securities	16,763	(88)	64,000	(3,170)	80,763	(3,258)
State and political subdivisions	19,137	(143)	983,938	(93,889)	1,003,075	(94,032)
Total	$35,900	$(231)	$1,090,389	$(98,450)	$1,126,289	$(98,681)
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
During the three and six months ended June 30, 2026, the Company determined no allowance for credit losses on the available-for-sale portfolio was necessary. The Company also determined the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no provision was considered necessary for either portfolio.

During the three and six months ended June 30, 2025, the Company determined the $2.2 million allowance for credit losses on the available-for-sale portfolio and the $2.0 million allowance for credit losses on the held-to-maturity portfolio were adequate. Therefore, no additional provision was considered necessary.

Available-for-Sale Investment Securities
	June 30, 2026	December 31, 2025
Allowance for credit losses:	(In thousands)
Beginning balance, January 1	$—	$2,195
Recovery of credit losses	—	—
Balance, June 30	$—	$2,195
Recovery of credit loss		(2,195)
Balance, December 31, 2025		$—

Held-to-Maturity Investment Securities
	June 30, 2026	December 31, 2025
Allowance for credit losses:	(In thousands)
Beginning balance, January 1	$2,005	$2,005
Provision for credit losses	—	—
Balance, June 30	$2,005	$2,005
Provision for credit loss		—
Balance, December 31, 2025		$2,005
For the six months ended June 30, 2026, the Company had available-for-sale investment securities with approximately $226.9 million in unrealized losses, of which $223.2 million had been in continuous loss positions for more than twelve months. The Company’s assessments indicated the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 48.0% of the principal balance from the Company’s investment portfolio will mature or are expected to pay down within five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
As of June 30, 2026, the Company's available-for-sale securities portfolio consisted of 1,539 investment securities, 1,256 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $226.9 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $7.2 million on 59 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained $144.3 million of unrealized losses on 626 securities, and the private mortgage-backed securities portfolio contained $8.7 million of unrealized losses on 49 securities. The non-government-sponsored asset backed securities portfolio contained $1.1 million of unrealized losses on 16 securities. The state and political subdivisions portfolio contained $57.5 million of unrealized losses on 445 securities. In addition, the other securities portfolio contained $8.1 million of unrealized losses on 61 securities. The unrealized losses on the Company's investments were a result of interest rate changes, and the Company expects to recover the amortized cost basis over the term of the securities. The Company has determined that, as of June 30, 2026, a reserve for credit losses is not necessary because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
As of June 30, 2026, the Company's held-to-maturity securities portfolio consisted of 512 investment securities, 496 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $106.1 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $1.9 million on 5 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained unrealized losses of $4.8 million on 17 securities. The state and political subdivisions portfolio contained $99.4 million of unrealized losses on 474 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, the Company has determined that an additional provision for credit losses was not necessary as of June 30, 2026.

The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of June 30, 2026:

	State and political subdivisions	U.S. government-sponsored enterprises	U.S. government-sponsored mortgage-backed securities	Total
	(In thousands)
Aaa/AAA	$238,532	$43,984	$—	$282,516
Aa/AA	816,475	—	—	816,475
A	35,002	—	—	35,002
Baa/BBB	2,537	—	—	2,537
Not rated	9,308	—	—	9,308
Agency backed	—	—	110,969	110,969
Total	$1,101,854	$43,984	$110,969	$1,256,807
Income earned on securities for the three and six months ended June 30, 2026 and 2025, is as follows:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Taxable
Available-for-sale	$18,454	$19,032	$35,775	$39,092
Held-to-maturity	7,333	7,412	14,740	14,785
Non-taxable
Available-for-sale	4,807	4,579	9,628	9,159
Held-to-maturity	3,004	3,047	6,012	6,117
Total	$33,598	$34,070	$66,155	$69,153
4. Loans Receivable
The various categories of loans receivable are summarized as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,921,829	$5,290,112
Construction/land development	2,780,116	2,726,993
Agricultural	329,231	332,412
Residential real estate loans
Residential 1-4 family	2,545,462	2,134,334
Multifamily residential	1,269,728	1,140,911
Total real estate	12,846,366	11,624,762
Consumer	1,278,008	1,253,746
Commercial and industrial	2,285,054	2,222,401
Agricultural	356,611	359,879
Other	361,169	225,421
Total loans receivable	17,127,208	15,686,209
Allowance for credit losses	(328,369)	(297,583)
Loans receivable, net	$16,798,839	$15,388,626

On April 1, 2026, the Company completed the acquisition of MCBI. Including the effects of the known purchase accounting adjustments, as of the acquisition date, MCBI had approximately $1.47 billion in loans. This balance consisted of approximately $46.3 million in PCD loans and $1.42 billion in PSL loans.
During the three months ended June 30, 2026, the Company did not sell guaranteed portions of SBA loans. During the six months ended June 30, 2026, the Company sold $1.2 million of the guaranteed portions of SBA loans, which resulted in a gain of approximately $80,000. During the three months ended June 30, 2025, the Company did not sell any guaranteed portions of SBA loans. During the six months ended June 30, 2025, the Company sold $4.0 million guaranteed portions of certain SBA loans, which resulted in a gain of approximately $288,000.
Mortgage loans held for sale of approximately $219.8 million and $204.0 million at June 30, 2026 and December 31, 2025, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. The Company regularly sells mortgages into the capital markets to mitigate the effects of interest rate volatility during the period from the time an interest rate lock commitment ("IRLC") is issued until the IRLC funds creating a mortgage loan held for sale and its subsequent sale into the secondary/capital markets. Loan sales are typically executed on a mandatory basis. Under a mandatory commitment, the Company agrees to deliver a specified dollar amount with predetermined terms by a certain date. Generally, the commitment is not loan specific, and any combination of loans can be delivered into the outstanding commitment provided the terms fall within the parameters of the commitment. Upon failure to deliver, the Company is subject to fees based on market movement. These commitments and IRLCs are derivative instruments and their fair values at June 30, 2026 and December 31, 2025 were not material.
The Company held approximately $95.8 million and $52.2 million in PCD loans, as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, $50.1 million and $45.7 million resulted from the acquisitions of Happy Bancshares, Inc. in 2022 and Mountain Commerce Bancorp, Inc. in 2026, respectively.
A description of our accounting policies for loans and impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) are set forth in our 2025 Form 10-K filed with the SEC on February 27, 2026.
5. Allowance for Credit Losses, Credit Quality and Other
The Company uses the discounted cash flow ("DCF") method to estimate expected losses for the Company’s non-acquired loan pools. These pools are as follows: construction & land development; other commercial real estate; residential real estate; commercial & industrial; and consumer & other. The loan portfolio pools were selected in order to generally align with the loan categories specified in the quarterly call reports required to be filed with the Federal Financial Institutions Examination Council. For each of these loan pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.
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

Purchased loans that have experienced more-than-insignificant credit deterioration since origination are classified as PCD loans. The Company estimates expected credit losses on PCD loans using methodologies consistent with its allowance for credit losses framework, including individual evaluations or collective assessments, as appropriate. PCD loans are accounted for using the gross-up approach prescribed by ASC 326. Under this approach, an allowance for credit losses is established as of the acquisition date and added to the purchase price of the acquired loan to establish its initial amortized cost basis. The difference between the initial amortized cost basis and the unpaid principal balance of the loan represents a noncredit discount or premium, which is accreted or amortized into interest income over the remaining life of the loan using the effective interest method. Subsequent changes in expected credit losses are recognized through the provision for credit losses and reflected in the allowance for credit losses.
Effective April 1, 2026, the Company early adopted ASU 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. Under ASU 2025‑08, acquired loans that are not classified as PCD loans and otherwise meet the definition of PSLs are accounted for using the gross-up approach. Accordingly, an allowance for credit losses is recognized as of the acquisition date with a corresponding adjustment to the amortized cost basis of the acquired loans, and no day-one provision for credit losses is recognized. The amendments are applied prospectively to qualifying loans acquired on or after the adoption date, and prior-period amounts have not been adjusted.
Following the adoption of ASU 2025‑08, the Company separately identifies and segments qualifying PSLs within its allowance for credit losses framework. PSL segments are aligned with the Company's existing portfolio segmentation structure and generally utilize the same credit risk assumptions, forecasting processes, and qualitative adjustment framework applied to originated loans. In accordance with ASC 326, expected credit losses for PSLs are measured using an expected loss methodology based on the unpaid principal balance of the acquired loans. While the Company's legacy loan portfolio is primarily evaluated using a discounted cash flow methodology based on amortized cost, PSLs are measured based on unpaid principal balance in accordance with ASC 326 and the requirements of ASU 2025‑08.
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
Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. Based on this analysis, management determined that changes to some of the economic factors for the loss driver segments, along with other model improvements and updates, were necessary, and updated models were implemented beginning with the March 31, 2026 allowance for credit losses calculation. The identified loss drivers by segment are included below as of both June 30, 2026 and December 31, 2025:

June 30, 2026
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
Off-Balance Sheet Credit Exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit loss on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The Company estimates expected credit losses for its off-balance-sheet credit exposures using methodologies consistent with those applied to the related loan portfolio segments within its allowance for credit losses framework. Off-balance-sheet credit exposures generally exhibit risk characteristics similar to the Company's on-balance-sheet loan portfolios and are evaluated using comparable credit risk assumptions, forecasting processes, and qualitative adjustment factors. The estimate of expected credit losses incorporates both the probability that funding will occur and the expected losses associated with amounts expected to be funded.
During the three months ended June 30, 2026, the Company recorded $5.2 million in provision for credit losses on loans, and the Company recorded no credit losses on unfunded commitments as the current level of the reserve was considered adequate. During the six months ended June 30, 2026, the Company recorded $6.7 million in provision for credit losses on loans, and the Company recovered $1.0 million in credit losses on unfunded commitments.

During the three and six months ended June 30, 2025, the Company recorded $3.0 million in provision for credit losses on loans. In addition, management determined that a provision was not necessary for the unfunded commitments as the current level of the reserve was considered adequate.
The Company completed the acquisition of MCBI on April 1, 2026. In connection with the acquisition, the Company acquired approximately $1.50 billion in loans and recorded $30.8 million in net loan discounts. Pursuant to ASC 326 and ASU 2025‑08, the Company established an acquisition-date allowance for credit losses of $31.3 million using the gross-up approach, consisting of $7.6 million related to PCD loans and $23.7 million related to PSLs. The acquisition-date allowance was recorded as an adjustment to the amortized cost basis of the acquired loans and did not result in provision for credit losses expense upon acquisition.
The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$49,377	$90,550	$71,983	$57,171	$28,553	$297,634
Allowance for credit losses on acquired loans - MCBI	1,299	11,589	14,008	4,198	239	31,333
Loans charged off	—	(2,214)	(224)	(1,419)	(2,663)	(6,520)
Recoveries of loans previously charged off	25	47	190	158	302	722
Net loans recovered (charged off)	25	(2,167)	(34)	(1,261)	(2,361)	(5,798)
Provision for credit losses	805	472	193	(490)	4,220	5,200
Balance, June 30	$51,506	$100,444	$86,150	$59,618	$30,651	$328,369

	Six Months Ended June 30, 2026
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$48,023	$77,220	$72,692	$65,932	$33,716	$297,583
Allowance for credit losses on acquired loans - MCBI	1,299	11,589	14,008	4,198	239	31,333
Loans charged off	—	(2,672)	(617)	(2,745)	(3,335)	(9,369)
Recoveries of loans previously charged off	45	664	208	349	856	2,122
Net loans recovered (charged off)	45	(2,008)	(409)	(2,396)	(2,479)	(7,247)
Provision for credit losses	2,139	13,643	(141)	(8,116)	(825)	6,700
Balance, June 30	$51,506	$100,444	$86,150	$59,618	$30,651	$328,369
During the first quarter of 2026, the Company implemented updated allowance for credit loss models as part of the annual model review and challenge process. The allowance calculation called for a higher level of reserves for the CRE portfolio, which was largely offset by a corresponding reduction in reserves for the commercial and industrial portfolio as well as the consumer portfolio.

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2025 and the year ended December 31, 2025:

	Three Months Ended June 30, 2025
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$48,176	$86,285	$53,408	$60,122	$31,953	$279,944
Loans charged off	(70)	(19)	(54)	(2,369)	(1,559)	(4,071)
Recoveries of loans previously charged off	416	1,629	12	615	324	2,996
Net loans recovered (charged off)	346	1,610	(42)	(1,754)	(1,235)	(1,075)
Provision for credit losses	(1,781)	(3,616)	4,606	2,213	1,578	3,000
Balance, June 30	$46,741	$84,279	$57,972	$60,581	$32,296	$281,869

	Six Months Ended June 30, 2025 and Year Ended December 31, 2025
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$52,271	$91,315	$50,835	$49,621	$31,838	$275,880
Loans charged off	(70)	(2,319)	(129)	(2,530)	(2,481)	(7,529)
Recoveries of loans previously charged off	541	7,789	63	1,573	552	10,518
Net loans (charged off) recovered	471	5,470	(66)	(957)	(1,929)	2,989
Provision for credit loss - loans	(6,001)	(12,506)	7,203	11,917	2,387	3,000
Balance, June 30	46,741	84,279	57,972	60,581	32,296	281,869
Loans charged off	—	(715)	(502)	(3,847)	(2,650)	(7,714)
Recoveries of loans previously charged off	35	911	160	805	417	2,328
Net loans (charged off) recovered	35	196	(342)	(3,042)	(2,233)	(5,386)
Provision for credit loss - loans	1,247	(7,255)	15,062	8,393	3,653	21,100
Balance, December 31	$48,023	$77,220	$72,692	$65,932	$33,716	$297,583

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$56,071	$8,899	$491
Construction/land development	8,179	—	—
Agricultural	1,670	—	—
Residential real estate loans
Residential 1-4 family	26,255	—	1,276
Multifamily residential	12,391	10,368	—
Total real estate	104,566	19,267	1,767
Consumer	12,138	4,981	16
Commercial and industrial	65,227	—	331
Agricultural & other	1,268	—	12
Total	$183,199	$24,248	$2,126

	December 31, 2025
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$21,685	$14,752	$—
Construction/land development	5,444	—	405
Agricultural	489	—	—
Residential real estate loans
Residential 1-4 family	24,149	—	2,321
Multifamily residential	10,925	10,113	—
Total real estate	62,692	24,865	2,726
Consumer	10,326	4,981	3,290
Commercial and industrial	3,760	—	964
Agricultural & other	1,224	—	—
Total	$78,002	$29,846	$6,980
The Company had $183.2 million and $78.0 million in nonaccrual loans as of June 30, 2026 and December 31, 2025, respectively. In addition, the Company had $2.1 million and $7.0 million in loans past due 90 days or more and still accruing as of June 30, 2026 and December 31, 2025, respectively.
The Company had $24.2 million and $29.8 million in nonaccrual loans with a specific reserve as of June 30, 2026 and December 31, 2025, respectively. Interest income recognized on the non-accrual loans for the periods ended June 30, 2026 and June 30, 2025 was considered immaterial.

The following table presents the amortized cost basis of impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) by class of loans as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$91,536	$—	$—
Construction/land development	8,179	—	—
Agricultural	1,670	—	—
Residential real estate loans
Residential 1-4 family	—	30,681	—
Multifamily residential	—	12,391	—
Total real estate	101,385	43,072	—
Consumer	—	—	12,153
Commercial and industrial	—	—	65,612
Agricultural & other	—	—	1,280
Total	$101,385	$43,072	$79,045

	December 31, 2025
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$93,550	$—	$—
Construction/land development	5,849	—	—
Agricultural	489	—	—
Residential real estate loans
Residential 1-4 family	—	29,402	—
Multifamily residential	—	10,925	—
Total real estate	99,888	40,327	—
Consumer	—	—	13,616
Commercial and industrial	—	—	64,367
Agricultural & other	—	—	1,224
Total	$99,888	$40,327	$79,207
The Company had $223.5 million and $219.4 million in impaired loans for the periods ended June 30, 2026 and December 31, 2025, respectively.
Interest recognized on impaired loans during the three and six months ended June 30, 2026 was approximately $553,000 and $1.1 million. Interest recognized on impaired loans during the three and six months ended June 30, 2025 was approximately $3.0 million and $6.0 million. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

The following is an aging analysis for loans receivable as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$11,221	$620	$56,562	$68,403	$5,853,426	$5,921,829	$491
Construction/land development	1,403	116	8,179	9,698	2,770,418	2,780,116	—
Agricultural	134	—	1,670	1,804	327,427	329,231	—
Residential real estate loans
Residential 1-4 family	2,779	4,576	27,531	34,886	2,510,576	2,545,462	1,276
Multifamily residential	152	—	12,391	12,543	1,257,185	1,269,728	—
Total real estate	15,689	5,312	106,333	127,334	12,719,032	12,846,366	1,767
Consumer	3,383	88	12,154	15,625	1,262,383	1,278,008	16
Commercial and industrial	1,685	439	65,558	67,682	2,217,372	2,285,054	331
Agricultural & other	1,200	311	1,280	2,791	714,989	717,780	12
Total	$21,957	$6,150	$185,325	$213,432	$16,913,776	$17,127,208	$2,126

	December 31, 2025
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$37,448	$4,723	$21,685	$63,856	$5,226,256	$5,290,112	$—
Construction/land development	207	7,208	5,849	13,264	2,713,729	2,726,993	405
Agricultural	99	—	489	588	331,824	332,412	—
Residential real estate loans
Residential 1-4 family	3,709	4,650	26,470	34,829	2,099,505	2,134,334	2,321
Multifamily residential	—	—	10,925	10,925	1,129,986	1,140,911	—
Total real estate	41,463	16,581	65,418	123,462	11,501,300	11,624,762	2,726
Consumer	1,251	210	13,616	15,077	1,238,669	1,253,746	3,290
Commercial and industrial	41,433	1,048	4,724	47,205	2,175,196	2,222,401	964
Agricultural and other	1,267	14	1,224	2,505	582,795	585,300	—
Total	$85,414	$17,853	$84,982	$188,249	$15,497,960	$15,686,209	$6,980

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

Based on the most recent analysis performed, the risk category of loans by class of loans as of June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$190	$—	$699	$3,824	$2,030	$14,613	$108	$21,464
Risk rating 2	10,866	48,067	25,081	40,334	62,934	76,556	18,073	281,911
Risk rating 3	446,317	563,553	294,534	320,476	587,111	1,157,671	191,405	3,561,067
Risk rating 4	31,977	97,179	142,757	69,934	534,653	783,845	179,431	1,839,776
Risk rating 5	—	234	633	431	13,718	18,603	—	33,619
Risk rating 6	260	12,134	34,748	2,359	39,456	91,072	262	180,291
Risk rating 7	—	—	254	—	3,447	—	—	3,701
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	489,610	721,167	498,706	437,358	1,243,349	2,142,360	389,279	5,921,829
Construction/land development
Risk rating 1	$335	$—	$166	$896	$—	$138	$—	$1,535
Risk rating 2	3,319	7,762	8,347	126	7,357	2,470	—	29,381
Risk rating 3	290,858	883,440	535,918	60,756	104,313	64,881	113,118	2,053,284
Risk rating 4	104,358	114,624	159,893	120,273	35,868	25,240	101,171	661,427
Risk rating 5	—	—	7,566	2,992	134	391	—	11,083
Risk rating 6	—	139	7,193	—	15,128	916	30	23,406
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	398,870	1,005,965	719,083	185,043	162,800	94,036	214,319	2,780,116
Agricultural
Risk rating 1	$—	$—	$—	$—	$—	$260	$100	$360
Risk rating 2	350	509	—	219	452	1,503	—	3,033
Risk rating 3	22,528	32,231	17,104	15,301	19,254	36,960	51,933	195,311
Risk rating 4	5,985	17,680	29,316	2,372	15,542	35,656	11,751	118,302
Risk rating 5	—	—	—	—	4,187	100	—	4,287
Risk rating 6	—	—	1,742	34	1,119	4,568	475	7,938
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	28,863	50,420	48,162	17,926	40,554	79,047	64,259	329,231
Total commercial real estate loans	$917,343	$1,777,552	$1,265,951	$640,327	$1,446,703	$2,315,443	$667,857	$9,031,176
Residential real estate loans
Residential 1-4 family
Risk rating 1	$2,211	$1,980	$3,994	$5,140	$22,002	$21,436	$10,469	$67,232
Risk rating 2	7,295	19,925	10,720	10,231	63,315	55,010	37,402	203,898
Risk rating 3	170,594	208,995	173,657	234,458	373,963	552,475	149,752	1,863,894
Risk rating 4	8,176	21,440	37,098	13,047	51,288	166,364	73,159	370,572
Risk rating 5	—	1,046	—	639	750	3,613	248	6,296
Risk rating 6	1	1,001	2,102	4,503	7,287	18,281	32	33,207
Risk rating 7	—	—	—	—	—	—	363	363
Risk rating 8	—	—	—	—	—	—	—	—
Total residential 1-4 family	188,277	254,387	227,571	268,018	518,605	817,179	271,425	2,545,462

	June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	11,837	2,639	—	10,850	1,770	8,758	—	35,854
Risk rating 3	77,430	247,378	160,373	12,474	151,457	159,758	8,755	817,625
Risk rating 4	4,676	890	514	123,799	195,062	33,932	25,608	384,481
Risk rating 5	—	—	—	—	—	2,007	—	2,007
Risk rating 6	—	—	—	—	28,500	963	—	29,463
Risk rating 7	—	—	—	—	—	298	—	298
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	93,943	250,907	160,887	147,123	376,789	205,716	34,363	1,269,728
Total real estate	$1,199,563	$2,282,846	$1,654,409	$1,055,468	$2,342,097	$3,338,338	$973,645	$12,846,366
Consumer
Risk rating 1	$2,086	$5,900	$2,538	$1,041	$858	$1,564	$3,101	$17,088
Risk rating 2	16	253	—	20	288	211	3,111	3,899
Risk rating 3	134,181	257,542	195,781	129,108	137,714	355,067	2,954	1,212,347
Risk rating 4	1,295	1,791	1,178	1,246	4,541	6,666	277	16,994
Risk rating 5	—	16	—	—	463	149	—	628
Risk rating 6	5	1,045	12,493	7,316	2,022	2,852	4	25,737
Risk rating 7	—	—	—	—	—	177	—	177
Risk rating 8	—	—	—	2	—	1,136	—	1,138
Total consumer	137,583	266,547	211,990	138,733	145,886	367,822	9,447	1,278,008
Commercial and industrial
Risk rating 1	$613	$2,753	$2,193	$326	$560	$32,282	$17,138	$55,865
Risk rating 2	1,294	1,214	3,363	888	10,745	11,715	12,553	41,772
Risk rating 3	100,599	324,852	67,231	75,146	32,433	80,895	821,855	1,503,011
Risk rating 4	19,769	105,343	40,675	74,796	77,942	51,041	243,570	613,136
Risk rating 5	—	—	—	1,524	40	355	1,795	3,714
Risk rating 6	194	1,106	42,624	806	398	1,580	19,783	66,491
Risk rating 7	—	—	—	—	—	822	—	822
Risk rating 8	—	—	—	—	—	243	—	243
Total commercial and industrial	122,469	435,268	156,086	153,486	122,118	178,933	1,116,694	2,285,054
Agricultural and other
Risk rating 1	$701	$146	$483	$344	$78	$107	$1,355	$3,214
Risk rating 2	13	—	114	207	16	—	596	946
Risk rating 3	126,189	7,916	3,656	2,910	2,325	33,756	232,266	409,018
Risk rating 4	54,428	5,147	6,621	981	33,175	14,375	184,926	299,653
Risk rating 5	2,357	—	—	—	904	6	—	3,267
Risk rating 6	—	—	158	160	328	944	92	1,682
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	183,688	13,209	11,032	4,602	36,826	49,188	419,235	717,780
Total	$1,643,303	$2,997,870	$2,033,517	$1,352,289	$2,646,927	$3,934,281	$2,519,021	$17,127,208

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$301	$—	$301
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	492,228	210,249	252,348	561,439	426,072	978,310	206,694	3,127,340
Risk rating 4	86,206	108,516	96,811	558,844	278,939	561,388	240,408	1,931,112
Risk rating 5	239	664	1,392	13,790	—	23,161	—	39,246
Risk rating 6	11,983	33,432	1,735	40,615	6,407	97,516	—	191,688
Risk rating 7	—	—	425	—	—	—	—	425
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	590,656	352,861	352,711	1,174,688	711,418	1,660,676	447,102	5,290,112
Construction/land development
Risk rating 1	$—	$—	$—	$—	$8	$—	$—	$8
Risk rating 2	376	93	129	—	—	120	—	718
Risk rating 3	739,449	863,012	181,685	108,648	23,610	54,423	68,558	2,039,385
Risk rating 4	63,720	201,687	56,444	143,542	14,648	20,780	163,294	664,115
Risk rating 5	—	—	—	16,024	—	—	—	16,024
Risk rating 6	—	4,584	275	512	536	836	—	6,743
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	803,545	1,069,376	238,533	268,726	38,802	76,159	231,852	2,726,993
Agricultural
Risk rating 1	$—	$—	$—	$1,169	$—	$—	$—	$1,169
Risk rating 2	—	—	225	—	1,012	—	—	1,237
Risk rating 3	25,875	20,454	16,985	24,312	11,587	37,628	48,561	185,402
Risk rating 4	18,496	24,511	6,407	19,027	18,746	32,232	14,119	133,538
Risk rating 5	—	—	—	4,194	—	111	—	4,305
Risk rating 6	—	1,881	34	358	1,646	2,527	315	6,761
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	44,371	46,846	23,651	49,060	32,991	72,498	62,995	332,412
Total commercial real estate loans	$1,438,572	$1,469,083	$614,895	$1,492,474	$783,211	$1,809,333	$741,949	$8,349,517
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$83	$1	$84
Risk rating 2	—	—	156	—	—	—	1	157
Risk rating 3	284,182	179,100	230,204	344,291	165,821	393,067	120,796	1,717,461
Risk rating 4	14,704	36,409	14,293	53,960	100,597	73,643	83,482	377,088
Risk rating 5	331	—	684	653	981	5,599	101	8,349
Risk rating 6	117	667	4,143	8,520	4,481	12,693	574	31,195
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total residential 1-4 family	299,334	216,176	249,480	407,424	271,880	485,085	204,955	2,134,334

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	237,328	55,087	58,077	141,548	29,736	104,185	9,189	635,150
Risk rating 4	897	663	199,306	197,414	10,767	23,742	29,872	462,661
Risk rating 5	—	—	—	—	503	1,501	—	2,004
Risk rating 6	—	—	—	40,113	—	983	—	41,096
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	238,225	55,750	257,383	379,075	41,006	130,411	39,061	1,140,911
Total real estate	$1,976,131	$1,741,009	$1,121,758	$2,278,973	$1,096,097	$2,424,829	$985,965	$11,624,762
Consumer
Risk rating 1	$4,723	$2,974	$1,306	$970	$449	$1,191	$1,654	$13,267
Risk rating 2	—	—	—	—	—	217	—	217
Risk rating 3	277,176	216,183	150,202	153,393	140,454	255,252	1,218	1,193,878
Risk rating 4	2,526	1,916	1,031	5,092	1,509	4,376	126	16,576
Risk rating 5	—	—	114	464	200	1,146	—	1,924
Risk rating 6	778	12,570	6,296	1,504	246	5,322	28	26,744
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	1,140	—	—	—	1,140
Total consumer	285,203	233,643	158,949	162,563	142,858	267,504	3,026	1,253,746
Commercial and industrial
Risk rating 1	$951	$3,241	$288	$364	$636	$20,727	$14,327	$40,534
Risk rating 2	2	43	62	277	—	20	4,018	4,422
Risk rating 3	401,676	92,773	419,568	132,633	41,839	249,339	325,878	1,663,706
Risk rating 4	80,245	33,265	50,968	41,099	23,792	58,246	152,751	440,366
Risk rating 5	—	—	7	40	4,632	955	1,147	6,781
Risk rating 6	852	40,887	391	648	663	1,785	21,025	66,251
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	1	—	329	—	11	341
Total commercial and industrial	483,726	170,209	471,285	175,061	71,891	331,072	519,157	2,222,401
Agricultural and other
Risk rating 1	$214	$556	$344	$78	$16	$90	$948	$2,246
Risk rating 2	552	115	253	16	—	—	2,159	3,095
Risk rating 3	28,999	5,040	4,214	3,111	22,774	17,136	248,547	329,821
Risk rating 4	46,091	8,734	1,127	34,328	3,925	28,167	123,570	245,942
Risk rating 5	—	—	—	1,222	11	—	—	1,233
Risk rating 6	—	1,098	108	343	32	1,265	117	2,963
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	75,856	15,543	6,046	39,098	26,758	46,658	375,341	585,300
Total	$2,820,916	$2,160,404	$1,758,038	$2,655,695	$1,337,604	$3,070,063	$1,883,489	$15,686,209

The following table presents gross write-offs by origination date as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Gross Loan Write-Offs by Origination Year
	2026		2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$453	$—	$—	$2,218	$—	$2,671
Construction/land development	—		—	—	—	—	—	—	—
Agricultural	—		—	—	—	—	1	—	1
Residential real estate loans
Residential 1-4 family	—		—	41	129	54	393	—	617
Total real estate	—		—	494	129	54	2,612	—	3,289
Consumer	—		4	18	8	65	1,896	—	1,991
Commercial and industrial	—		—	650	892	289	603	311	2,745
Agricultural & other	1,342	*	—	—	2	—	—	—	1,344
Total	$1,342		$4	$1,162	$1,031	$408	$5,111	$311	$9,369
*The 2026 write-off consists entirely of overdrafts.

	December 31, 2025
	Gross Loan Write-Offs by Origination Year
	2025		2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$5	$400	$47	$289	$2,293	$—	$3,034
Construction/land development	—		18	11	—	41	—	—	70
Agricultural	—		—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	—		21	98	309	—	203	—	631
Multifamily residential	—		—	—	—	—	—	—	—
Total real estate	—		44	509	356	330	2,496	—	3,735
Consumer	222	**	82	628	613	277	458	41	2,321
Commercial and industrial	—		149	2,582	763	1,206	898	779	6,377
Agricultural & other	2,808	**	2	—	—	—	—	—	2,810
Total	$3,030		$277	$3,719	$1,732	$1,813	$3,852	$820	$15,243
**The 2025 write-offs primarily consist of overdrafts.

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the amortized cost of performing and nonperforming loans (includes impaired loans - loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty for purposes of the disclosure) as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$489,350	$721,022	$465,209	$436,045	$1,212,713	$2,116,675	$389,279	$5,830,293
Non-performing	260	145	33,497	1,313	30,636	25,685	—	91,536
Total non-farm/non-residential	489,610	721,167	498,706	437,358	1,243,349	2,142,360	389,279	5,921,829
Construction/land development
Performing	$398,870	$1,005,826	$711,890	$185,043	$162,516	$93,503	$214,289	$2,771,937
Non-performing	—	139	7,193	—	284	533	30	8,179
Total construction/ land development	398,870	1,005,965	719,083	185,043	162,800	94,036	214,319	2,780,116
Agricultural
Performing	$28,863	$50,420	$48,162	$17,926	$39,779	$78,323	$64,088	$327,561
Non-performing	—	—	—	—	775	724	171	1,670
Total agricultural	28,863	50,420	48,162	17,926	40,554	79,047	64,259	329,231
Total commercial real estate loans	$917,343	$1,777,552	$1,265,951	$640,327	$1,446,703	$2,315,443	$667,857	$9,031,176
Residential real estate loans
Residential 1-4 family
Performing	$188,277	$253,321	$225,619	$262,728	$511,784	$801,990	$271,062	$2,514,781
Non-performing	—	1,066	1,952	5,290	6,821	15,189	363	30,681
Total residential 1-4 family	188,277	254,387	227,571	268,018	518,605	817,179	271,425	2,545,462
Multifamily residential
Performing	$93,943	$250,907	$160,887	$147,123	$366,420	$203,694	$34,363	$1,257,337
Non-performing	—	—	—	—	10,369	2,022	—	12,391
Total multifamily residential	93,943	250,907	160,887	147,123	376,789	205,716	34,363	1,269,728
Total real estate	$1,199,563	$2,282,846	$1,654,409	$1,055,468	$2,342,097	$3,338,338	$973,645	$12,846,366
Consumer
Performing	$137,578	$266,249	$210,947	$133,233	$143,881	$364,524	$9,443	$1,265,855
Non-performing	5	298	1,043	5,500	2,005	3,298	4	12,153
Total consumer	137,583	266,547	211,990	138,733	145,886	367,822	9,447	1,278,008
Commercial and industrial
Performing	$122,321	$434,424	$113,513	$152,776	$121,947	$177,486	$1,096,975	$2,219,442
Non-performing	148	844	42,573	710	171	1,447	19,719	65,612
Total commercial and industrial	122,469	435,268	156,086	153,486	122,118	178,933	1,116,694	2,285,054
Agricultural and other
Performing	$183,688	$13,209	$10,874	$4,484	$36,514	$48,496	$419,235	$716,500
Non-performing	—	—	158	118	312	692	—	1,280
Total agricultural and other	183,688	13,209	11,032	4,602	36,826	49,188	419,235	717,780
Total	$1,643,303	$2,997,870	$2,033,517	$1,352,289	$2,646,927	$3,934,281	$2,519,021	$17,127,208

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
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
The Company had approximately $69.9 million or 279 total revolving loans convert to term loans for the six months ended June 30, 2026 compared to $35.7 million or 103 total revolving loans convert to term loans for the six months ended June 30, 2025. These loans were considered immaterial for vintage disclosure inclusion.

The following table presents the amortized cost basis of modified loans to borrowers experiencing financial difficulty by class and modification type at June 30, 2026 and December 31, 2025. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	June 30, 2026
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$373	$31,869	$—	$881	$326	$14,310	$—	$47,759	0.81%
Construction/land development	—	—	—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	1,020	584	96	18	2,609	—	112	4,439	0.17
Total real estate	1,393	32,453	96	899	2,935	14,310	112	52,198	0.41
Consumer	—	1,135	—	—	—	—	—	1,135	0.09
Commercial and industrial	55	60,206	—	—	—	—	—	60,261	2.64
Total	$1,448	$93,794	$96	$899	$2,935	$14,310	$112	$113,594	0.66%

	December 31, 2025
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$378	$31,869	$—	$1,001	$330	$14,752	$—	$48,330	0.91%
Construction/land development	—	—	—	36	—	—	—	36	—
Residential real estate loans
Residential 1-4 family	1,033	1,018	99	20	2,300	—	114	4,584	0.21
Total real estate	1,411	32,887	99	1,057	2,630	14,752	114	52,950	0.46
Consumer	—	2,938	—	—	—	—	—	2,938	0.23
Commercial and industrial	58	59,585	—	—	74	—	—	59,717	2.69
Total	$1,469	$95,410	$99	$1,057	$2,704	$14,752	$114	$115,605	0.74%
During the six months ended June 30, 2026, the Company restructured approximately $315,000 in loans to three borrowers. The ending balance of these loans as of June 30, 2026, was $302,000. During the six months ended June 30, 2025, the Company restructured approximately $4.2 million in loans to six borrowers. The ending balance of these loans as of June 30, 2025, was $4.1 million. The Company considered the financial effect of these loan modifications to borrowers experiencing financial difficulty during the six months ended June 30, 2026 and June 30, 2025 as well as the unadvanced balances to these borrowers immaterial for tabular disclosure inclusion.

The following table presents the amortized cost basis of loans that had a payment default during the six months ended June 30, 2026 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	June 30, 2026
	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension
	(Dollars in thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—	$—	$—
Residential real estate loans
Residential 1-4 family	—	116	369
Total real estate	—	116	369
Consumer	—	—	—
Commercial and industrial	2	—	—
Total	$2	$116	$369
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 10 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $1.1 million, and the ending balance as of June 30, 2026 was $1.0 million. The $1.0 million balance consists of $487,000 of non-accrual loans and $532,000 of current loans as of June 30, 2026.
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
The following is a presentation of total foreclosed assets as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$23,911	$23,433
Construction/land development	16,024	15,230
Residential real estate loans
Residential 1-4 family	2,204	1,168
Total foreclosed assets held for sale	$42,139	$39,831
6. Goodwill and Core Deposits and Other Intangibles
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Goodwill
Balance, beginning of period	$1,398,253	$1,398,253
Acquisition of Mountain Commerce Bancorp, Inc.	$11,958	$—
Balance, end of period	$1,410,211	$1,398,253

	June 30, 2026	December 31, 2025
	(In thousands)
Core Deposit Intangibles
Balance, beginning of period, January 1	$32,293	$40,327
Acquisition of Mountain Commerce Bancorp, Inc.	38,075	—
Amortization expense	(4,827)	(4,072)
Balance, June 30	$65,541	36,255
Amortization expense		(3,962)
Balance, end of year		$32,293
The carrying basis and accumulated amortization of core deposit intangibles at June 30, 2026 and December 31, 2025 were:

	June 30, 2026	December 31, 2025
	(In thousands)
Gross carrying basis	$166,963	$128,888
Accumulated amortization	(101,422)	(96,595)
Net carrying amount	$65,541	$32,293
Core deposit intangible amortization expense was approximately $2.9 million and $2.0 million for the three months ended June 30, 2026 and 2025, respectively. Core deposit intangible amortization expense was approximately $4.8 million and $4.1 million for the six months ended June 30, 2026 and 2025, respectively. The Company’s estimated amortization expense of core deposits intangibles for each of the years 2026 through 2030 is approximately: 2026 – $10.6 million; 2027 – $10.4 million; 2028 – $8.0 million; 2029 – $8.0 million; 2030 - $8.0 million.
The carrying amount of the Company’s goodwill was $1.41 billion and $1.40 billion at June 30, 2026 and December 31, 2025, respectively. Goodwill is tested annually for impairment during the fourth quarter or more often if events and circumstances indicate there may be an impairment. During the 2025 review, no impairment was found. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
7. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of June 30, 2026 and December 31, 2025, other assets were $374.3 million and $374.6 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank ("Federal Reserve") and First National Bankers' Bank ("FNBB") which are outside the scope of ASC Topic 321, Investments – Equity Securities ("ASC Topic 321"). These equity securities without a readily determinable fair value were $127.6 million and $128.1 million at June 30, 2026 and December 31, 2025, and are accounted for at cost.
The Company holds equity securities accounted for under ASC Topic 321, including securities without a readily determinable fair value and securities measured using net asset value as a practical expedient to determine fair value under ASC Topic 820. These equity securities were $104.7 million and $97.1 million at June 30, 2026 and December 31, 2025, respectively. There were no transactions during the period that would indicate a material change in fair value. The remaining capital commitments were $26.0 million and $27.0 million at June 30, 2026 and December 31, 2025, respectively.
8. Deposits
On April 1, 2026, the Company completed the acquisition of MCBI. Including the effects of the known purchase accounting adjustments, as of the acquisition date, MCBI had approximately $1.54 billion in deposits.
The aggregate amount of time deposits of $250,000 or less was $1.02 billion and $805.3 million at June 30, 2026 and December 31, 2025, respectively, and the aggregate amount of time deposits of more than $250,000 was $1.22 billion and $1.01 billion at June 30, 2026 and December 31, 2025, respectively.

The following table presents the interest expense on time deposits for the three-month and six-month periods ended June 30, 2026 and 2025:

	3 Months Ended		6 Months Ended
	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Jun 30, 2025
	(In thousands)
Interest Expense
Time deposits less than $250,000	$8,394	$7,730	$14,765	$15,727
Time deposits of more than $250,000	10,387	9,717	18,753	18,835
Total	$18,781	$17,447	$33,518	$34,562
As of June 30, 2026 and December 31, 2025, brokered deposits were $587.3 million and $435.7 million, respectively. Deposits totaling approximately $3.23 billion and $3.32 billion at June 30, 2026 and December 31, 2025, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
9. Securities Sold Under Agreements to Repurchase
At June 30, 2026 and December 31, 2025, securities sold under agreements to repurchase totaled $158.7 million and $155.8 million, respectively. For the three-month periods ended June 30, 2026 and 2025, securities sold under agreements to repurchase daily weighted-average totaled $167.9 million and $143.8 million, respectively. For the six-month periods ended June 30, 2026 and 2025, securities sold under agreements to repurchase daily weighted-average totaled $159.9 million and $149.8 million, respectively.
The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2026 and December 31, 2025 is presented in the following table:

	June 30, 2026		December 31, 2025
	Overnight and Continuous	Total	Overnight and Continuous	Total
	(In thousands)
Securities sold under agreements to repurchase:
Mortgage-backed securities	$69,525	$69,525	$55,615	$55,615
State and political subdivisions	20,049	20,049	31,103	31,103
Other securities	69,170	69,170	69,085	69,085
Total borrowings	$158,744	$158,744	$155,803	$155,803
10. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $450.0 million and $500.0 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, $50.0 million and $400.0 million of the outstanding balances were classified as short-term and long-term advances, respectively. At December 31, 2025, $100.0 million and $400.0 million of the outstanding balances were classified as short-term and long-term advances, respectively.
The FHLB advances mature from 2026 to 2037 with fixed interest rates ranging from 3.37% to 4.67%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
Other borrowed funds were $250,000 at both June 30, 2026 and December 31, 2025. These were classified as short-term advances.
Additionally, the Company had $1.85 billion and $1.48 billion at June 30, 2026 and December 31, 2025, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits.

11. Subordinated Debentures
Subordinated debentures at June 30, 2026 and December 31, 2025 consisted of the following components:

	As of June 30, 2026	As of December 31, 2025
	(In thousands)
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2022, due 2032, fixed rate of 3.125% during the first five years and at a floating rate of 182 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2027 without penalty	279,602	279,265
Total	$279,602	$279,265
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

12. Income Taxes
The following is a summary of the components of the provision for income taxes for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Current:
Federal	$31,852	$28,777	$53,416	$49,995
State	6,341	5,818	10,634	10,108
Total current	38,193	34,595	64,050	60,103
Deferred:
Federal	(2,599)	(838)	4,211	4,517
State	(518)	(169)	838	913
Total deferred	(3,117)	(1,007)	5,049	5,430
Income tax expense	$35,076	$33,588	$69,099	$65,533
The reconciliation between the statutory federal income tax rate and effective income tax rate by dollar amount and percentage is as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025		Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Income tax at federal statutory rate	$32,425	21.00%	$31,918	21.00%	$64,393	21.00%	$62,821	21.00%
Tax effect of:
State income taxes, net of federal income taxes(1)	3,764	2.44	3,490	2.30	7,494	2.44	7,073	2.37
Tax credits
Other tax credits	(56)	(0.04)%	(61)	(0.04)%	(116)	(0.04)%	(121)	(0.04)%
Nontaxable or nondeductible items
Nontaxable income:
Interest on municipal securities	(1,776)	(1.15)%	(1,681)	(1.11)%	(3,559)	(1.16)%	(3,370)	(1.13)%
Income on bank-owned life insurance	(384)	(0.25)%	(559)	(0.37)%	(672)	(0.22)%	(946)	(0.32)%
Other nontaxable income	(210)	(0.14)%	(446)	(0.29)%	(845)	(0.28)%	(1,431)	(0.48)%
Nondeductible expenses:
Municipal bond interest expense	46	0.03%	41	0.03%	93	0.03%	84	0.03%
Executive compensation expense	799	0.52%	633	0.42%	1,434	0.47%	902	0.30%
Other nondeductible expenses	468	0.30%	253	0.17%	877	0.29%	521	0.17%
Other	—	—%	—	—%	—	—%	—	—%
Total	$35,076	22.72%	$33,588	22.10%	$69,099	22.53%	$65,533	21.91%
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

Income taxes paid, net of refunds received, for the six months ended June 30, 2026 is as follows:

June 30, 2026
(In thousands)
Federal	$20,000
State and local
New York	2,196
All other states	1,999
Total	24,195
The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$89,168	$80,486
Deferred compensation	5,297	7,048
Stock compensation	2,621	3,671
Non-accrual interest income	1,551	1,388
Real estate owned	455	310
Unrealized loss on investment securities, available-for-sale	52,416	51,026
Loan discounts	9,215	2,110
Investments	25,746	22,619
Other	14,253	12,882
Gross deferred tax assets	200,722	181,540
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	6,622	2,521
Tax basis on acquisitions	11,970	10,645
Core deposit intangible	15,309	7,217
FHLB dividends	1,877	2,003
Other	11,141	11,132
Gross deferred tax liabilities	46,919	33,518
Net deferred tax assets	$153,803	$148,022
The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2022. The Company’s income tax returns are open and subject to examinations from the 2022 tax year and forward.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in other non-interest expense. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any significant interest or penalties.
13. Common Stock, Compensation Plans and Other
Common Stock
As of June 30, 2026, the Company’s Restated Articles of Incorporation, as amended, authorized the issuance of up to 400,000,000 shares of common stock, par value $0.01 per share. The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation, as amended.

Stock Repurchases
During the six months ended June 30, 2026, the Company repurchased a total of 2,007,622 shares with a weighted-average stock price of $27.04 per share. Shares repurchased under the program as of June 30, 2026 since its inception total 31,405,835 shares. The remaining balance available for repurchase is 15,101,672 shares at June 30, 2026.
Stock Compensation Plans
The Company has a stock option and performance incentive plan known as the Home BancShares, Inc. 2022 Equity Incentive Plan (the "Plan"). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of June 30, 2026, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 14,788,000 shares. At June 30, 2026, the Company had 1,141,347 shares of common stock available for future grants and 2,307,548 shares of common stock reserved for issuance pursuant to the Plan.
The intrinsic value of the stock options outstanding was $6.3 million, which includes the intrinsic value of vested stock options of $6.2 million at June 30, 2026. The intrinsic value of stock options exercised during the six months ended June 30, 2026 was approximately $506,000. Total unrecognized compensation cost related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $230,000 as of June 30, 2026.
The table below summarizes the stock option transactions under the Plan at June 30, 2026 and December 31, 2025 and changes during the six-month period and year then ended:

	For the Six Months Ended June 30, 2026		For the Year Ended December 31, 2025
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	1,240	$23.10	1,590	$22.66
Granted	—	—	10	26.46
Forfeited/Expired	—	—	(19)	22.21
Exercised	(74)	21.78	(341)	21.20
Outstanding, end of period	1,166	23.18	1,240	23.10
Exercisable, end of period	1,136	23.12	974	22.96
Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. There were no options granted during the six months ended June 30, 2026. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.
The assumptions used in determining the fair value of the 2026 and 2025 stock option grants were as follows:

	For the Six Months Ended June 30, 2026	For the Year Ended December 31, 2025
Expected dividend yield	Not applicable	3.02%
Expected stock price volatility	Not applicable	29.16%
Risk-free interest rate	Not applicable	4.13%
Expected life of options	Not applicable	6.5 years

The following is a summary of currently outstanding and exercisable options at June 30, 2026:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$18.00 to $19.99	22	2.78	$19.06	22	$19.06
$20.00 to $21.99	52	5.75	20.54	52	20.54
$22.00 to $23.99	1,019	2.18	23.20	1,011	23.21
$24.00 to $25.99	53	2.42	25.39	47	25.53
$26.00 to $27.99	10	8.80	26.46	2	26.46
$28.00 to $29.99	10	8.36	29.41	2	29.41
	1,166			1,136
The table below summarized the activity for the Company’s restricted stock issued and outstanding at June 30, 2026 and December 31, 2025 and changes during the period and year then ended:

	As of June 30, 2026	As of December 31, 2025
	(In thousands)
Beginning of year	1,118	1,429
Issued	672	265
Vested	(548)	(559)
Forfeited	(1)	(17)
End of period	1,241	1,118
Amount of expense for the six months and twelve months ended, respectively	$6,370	$9,784
Total unrecognized compensation cost related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $25.4 million as of June 30, 2026.

14. Non-Interest Expense
The table below shows the components of non-interest expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Salaries and employee benefits	$68,742	$64,318	$131,978	$126,173
Occupancy and equipment	15,787	14,023	30,654	28,448
Data processing expense	9,307	8,364	18,191	16,922
Merger and acquisition expenses	12,726	—	13,120	—
Other operating expenses:
Advertising	2,214	2,054	4,441	3,982
Amortization of intangibles	2,889	2,025	4,827	4,072
Electronic banking expense	3,223	3,172	6,549	6,227
Directors’ fees	416	431	934	883
Due from bank service charges	344	283	677	564
FDIC and state assessment	3,045	1,636	4,644	5,023
Insurance	1,090	1,049	2,164	2,048
Legal and accounting	1,426	2,360	2,340	6,001
Other professional fees	2,247	2,211	4,193	4,158
Operating supplies	769	711	1,517	1,422
Postage	684	488	1,227	991
Telephone	324	419	687	855
Other expense	10,261	12,496	21,326	21,199
Total other operating expenses	28,932	29,335	55,526	57,425
Total non-interest expense	$135,494	$116,040	$249,469	$228,968
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
As of June 30, 2026, the balances of the ROU asset and lease liability were $31.9 million and $32.8 million, respectively. As of December 31, 2025, the balances of the ROU asset and lease liability were $33.9 million and $34.8 million, respectively. The ROU asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
2026	$4,750	$9,802
2027	8,184	7,689
2028	5,840	5,377
2029	5,496	5,071
2030	5,100	4,767
Thereafter	17,405	16,822
Total future minimum lease payments	$46,775	$49,528
Discount effect of cash flows	(13,998)	(14,738)
Present value of net future minimum lease payments	$32,777	$34,790
Additional information (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
Lease expense:	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease expense	$2,485	$2,307	$4,902	$4,620
Variable lease expense	235	270	471	543
Total lease expense	$2,720	$2,577	$5,373	$5,163
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$2,191	$2,001	$4,346	$4,016
Weighted-average remaining lease term (in years)	7.66	7.30	7.73	7.11
Weighted-average discount rate	3.62%	3.62%	3.61%	3.64%
The Company currently leases two properties from two related parties. Total rent expense from the leases was $21,000, or 0.76% of total lease expense, and $40,000, or 0.75% of total lease expense, for the three and six months ended June 30, 2026, respectively.
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
The Company’s primary market areas are in Arkansas, Florida, Texas, Tennessee, South Alabama and New York. The Company primarily grants loans to customers located within these markets unless the borrower has an established relationship with the Company.
The diversity of the Company’s economic base tends to provide a stable lending environment. Although the Company has a loan portfolio that is diversified in both industry and geographic area, a substantial portion of its debtors’ ability to honor their contracts is dependent upon real estate values, tourism demand and the economic conditions prevailing in its market areas.
Although the Company has a diversified loan portfolio, at both June 30, 2026 and December 31, 2025, commercial real estate loans represented 52.7% and 53.2% of total loans receivable, respectively, and 198.6% and 194.3% of total stockholders’ equity, respectively. Residential real estate loans represented 22.3% and 20.9% of total loans receivable and 83.9% and 76.2% of total stockholders’ equity at June 30, 2026 and December 31, 2025, respectively.
Approximately 81.2% of the Company’s total loans and 85.1% of the Company’s real estate loans as of June 30, 2026, are to borrowers whose collateral is located in Alabama, Arkansas, Florida, Texas, Tennessee and New York, the states in which the Company has its branch locations.

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
At June 30, 2026 and December 31, 2025, commitments to extend credit of $4.09 billion and $4.13 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2026 and December 31, 2025, was $118.2 million and $131.9 million, respectively.
The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.
18. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the six months ended June 30, 2026, the Company requested approximately $181.1 million in regular dividends from its banking subsidiary.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, Tier 1 common equity Tier 1 ("CET1") and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2026, the Company meets all capital adequacy requirements to which it is subject.
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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are: a 6.5% CET1 risk-based capital ratio, a 5% Tier 1 leverage capital ratio, an 8% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. As of June 30, 2026, the Bank met the capital standards for a well-capitalized institution. The Company’s CET1 risk-based capital ratio, Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 16.34%, 13.94%, 16.34%, and 19.01%, respectively, as of June 30, 2026.
19. Additional Cash Flow Information
The following is a summary of the Company’s additional cash flow information during the six-month period ended:

	June 30,
	2026	2025
	(In thousands)
Interest paid	$181,936	$197,709
Income taxes paid, net of refunds received	24,195	48,211
Assets acquired by foreclosure	3,182	2,531
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
Available-for-sale securities – Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company's available-for-sale securities are primarily considered to be Level 2 securities. The Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. There were no material transfers between hierarchy levels during the periods ended June 30, 2026 and December 31, 2025.
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

The following table presents the Company's financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis during the periods ended June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
U.S. government-sponsored enterprises	$204,386	$—	$204,386	$—
U.S. government-sponsored mortgage-backed securities	1,159,938	—	1,159,938	—
Private mortgage-backed securities	167,761	—	167,761	—
Non-government-sponsored asset backed securities	96,881	—	96,881	—
State and political subdivisions	905,333	—	891,426	13,907
Other securities	241,917	—	221,138	20,779
Total	$2,776,216	$—	$2,741,530	$34,686

	December 31, 2025
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
U.S. government-sponsored enterprises	$240,782	$—	$240,782	$—
U.S. government-sponsored mortgage-backed securities	1,212,948	—	1,212,948	—
Private mortgage-backed securities	145,720	—	145,720	—
Non-government-sponsored asset backed securities	157,844	—	157,844	—
State and political subdivisions	887,838	—	872,522	15,316
Other securities	226,799	—	212,004	14,795
Total	$2,871,931	$—	$2,841,820	$30,111
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets and liabilities measured at fair value on a nonrecurring basis include the following:
Individually Evaluated Loans – Individually evaluated loans are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. When the Company has a specific expectation to initiate, or has initiated, foreclosure proceedings, and when the repayment of a loan is expected to be substantially dependent upon the liquidation of the underlying collateral, the loan relationship is considered to be collateral dependent. Fair value of the loan is determined by establishing an allowance for credit loss for any exposure based on the valuation of the underlying collateral. The valuation of the collateral is determined by either an independent third-party appraisal or other collateral analysis. Discounts can be made by the Company based upon the overall evaluation of the independent appraisal. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower’s underlying financial condition. Collateral values supporting the individually assessed loans are evaluated quarterly for updates to appraised values or adjustments due to non-current valuations. The Company reversed $450,000 and $471,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended June 30, 2026 and 2025, respectively. The Company reversed $2.8 million and $1.3 million of accrued interest receivable when impaired loans were put on non-accrual status during the six months ended June 30, 2026 and 2025, respectively.
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

The following table presents the Company's assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis during the periods ended June 30, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
June 30, 2026	(in thousands)
Individually evaluated loans (collateral-dependent)(1)(2)	$197,198	$—	$—	$197,198

December 31, 2025
Individually evaluated loans (collateral-dependent)(1)(2)	$186,484	$—	$—	$186,484
(1) These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans and foreclosed assets and other real estate owned for which fair value re-measurements took place during the period.
(2) Specific reserves of $18.4 million and $17.0 million were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended June 30, 2026 and December 31, 2025, respectively.
The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans and foreclosed assets primarily relate to customized discounting criteria applied to the customer’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the underlying collateral. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from approximately 10% to 60%.
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

	June 30, 2026
		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,052,519	$1,052,519	$—	$—	$1,052,519
Federal funds sold	5,450	5,450	—	—	5,450
Investment securities - held-to-maturity	1,254,802	27,217	1,121,610	—	1,148,827
Loans receivable, net of impaired loans and allowance	16,593,768	—	—	16,515,955	16,515,955
Accrued interest receivable	108,384	108,384	—	—	108,384
FHLB, Federal Reserve & FNBB stock; other equity investments	232,353	—	—	232,353	232,353
Marketable equity securities	51,490	51,490	—	—	51,490
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,447,710	$4,447,710	$—	$—	$4,447,710
Savings and interest-bearing transaction accounts	12,423,361	12,423,361	—	—	12,423,361
Time deposits	2,242,034	—	—	2,221,178	2,221,178
Securities sold under agreements to repurchase	158,744	158,744	—	—	158,744
FHLB and other borrowed funds	450,250	—	417,768	—	417,768
Accrued interest payable	15,244	15,244	—	—	15,244
Subordinated debentures	279,602	—	—	270,177	270,177

	December 31, 2025
		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$667,337	$667,337	$—	$—	$667,337
Federal funds sold	3,000	3,000	—	—	3,000
Investment securities - held-to-maturity	1,259,262	27,457	1,133,595	—	1,161,052
Loans receivable, net of impaired loans and allowance	15,186,203	—	—	15,205,769	15,205,769
Accrued interest receivable	108,939	108,939	—	—	108,939
FHLB, Federal Reserve & FNBB stock; other equity investments	225,288	—	—	225,288	225,288
Marketable equity securities	53,921	53,921	—	—	53,921
Financial liabilities:
Deposits:
Demand and non-interest bearing	$3,868,405	$3,868,405	$—	$—	$3,868,405
Savings and interest-bearing transaction accounts	11,792,828	11,792,828	—	—	11,792,828
Time deposits	1,818,724	—	—	1,807,002	1,807,002
Securities sold under agreements to repurchase	155,803	155,803	—	—	155,803
FHLB and other borrowed funds	500,250	—	474,663	—	474,663
Accrued interest payable	14,868	14,868	—	—	14,868
Subordinated debentures	279,265	—	—	265,170	265,170
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
Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using consolidated net income. The table below presents the information reported internally for performance assessment by the CODM as of the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
Banking Segment	2026	2025	2026	2025
	(In thousands)
Interest Income	$336,836	$319,115	$647,859	$631,657

Reconciliation of revenue:
Other Revenues*	53,454	51,079	96,257	96,505
Total consolidated revenues	$390,290	$370,194	$744,116	$728,162

Less:
Interest Expense	95,193	99,163	182,312	197,049
Segment net interest income and noninterest income	$295,097	$271,031	$561,804	$531,113

Less:
Credit loss expense	5,200	3,000	5,700	3,000
Salaries and employee benefits	68,742	64,318	131,978	126,173
Occupancy and equipment**	15,787	14,023	30,654	28,448
Data processing expense	9,307	8,364	18,191	16,922
Merger and acquisition expense	12,726	—	13,120	—
Other expense	10,261	12,496	21,326	21,199
FDIC and state assessment	3,045	1,636	4,644	5,023
Electronic banking expense	3,223	3,172	6,549	6,227
Other segment items***	12,403	12,031	23,007	24,976
Income tax expense	35,076	33,588	69,099	65,533
Segment net income/consolidated net income	119,327	118,403	237,536	233,612

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$119,327	$118,403	$237,536	$233,612
*Includes earnings in equity method investments of $4.0 million and $4.3 million for the three months ended June 30, 2026 and 2025, respectively, and $5,526,160 and $9,445,436 for the six months ended June 30, 2026 and 2025, respectively.
** Includes depreciation and amortization expense of $5.4 million and $5.2 million for the three-month periods ended June 30, 2026 and 2025, respectively, and $10,794,655 and $10,529,515 for the six months ended June 30, 2026 and 2025, respectively.
***Other segment items include expenses for advertising, amortization of intangibles, directors' fees, due from bank service charges, insurance expense, legal and accounting fees, other professional fees, operating supplies, postage and telephone.

22. Recent Accounting Pronouncements
Recently Adopted Accounting Standards
Effective December 31, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require enhanced annual income tax disclosures, including additional disaggregation of income tax rate reconciliation items and income taxes paid. The guidance was applied prospectively beginning with the Company's 2025 Annual Report on Form 10-K. The adoption did not have a material impact on the Company's financial position, results of operations, or cash flows and primarily affected annual income tax disclosures.
Effective April 1, 2026, the Company early adopted ASU 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The amendments expand the gross-up approach under ASC 326 to certain acquired loans classified as purchased seasoned loans. Under the amended guidance, an allowance for credit losses is established at the acquisition date with a corresponding adjustment to the amortized cost basis of qualifying acquired loans. The amendments were applied prospectively to loans acquired on or after the adoption date, and prior-period amounts were not adjusted. The adoption impacted the accounting for loans acquired in the Mountain Commerce Bank acquisition and did not result in a cumulative-effect adjustment to retained earnings.
Accounting Standards Not Yet Adopted
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

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Results of Review of Interim Consolidated Financial Statements
We have reviewed the condensed consolidated balance sheet of Home BancShares Inc. (“the Company”) and subsidiaries as of June 30, 2026, and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity for the three-month and six-month periods ended June 30, 2026 and 2025, and cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial information referred to above for it to be in conformity with accounting principles generally accepted in the United States of America.
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
August 7, 2026

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
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as "Centennial" or the "Bank"). As of June 30, 2026, we had, on a consolidated basis, total assets of $24.71 billion, loans receivable, net of allowance for credit losses, of $16.80 billion, total deposits of $19.11 billion, and stockholders’ equity of $4.55 billion.
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
Table 1: Key Financial Measures

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
Total assets	$24,713,248	$22,907,022	$24,713,248	$22,907,022
Loans receivable	17,127,208	15,180,624	17,127,208	15,180,624
Allowance for credit losses	(328,369)	(281,869)	(328,369)	(281,869)
Total deposits	19,113,105	17,488,432	19,113,105	17,488,432
Total stockholders’ equity	4,547,435	4,085,316	4,547,435	4,085,316
Net income	119,327	118,403	237,536	233,612
Basic earnings per share	0.59	0.60	1.19	1.18
Diluted earnings per share	0.59	0.60	1.19	1.18
Book value per share	22.68	20.71	22.68	20.71
Tangible book value per share (non-GAAP)(1)	15.32	13.44	15.32	13.44
Annualized net interest margin - FTE	4.51%	4.44%	4.51%	4.44%
Efficiency ratio	44.54	41.68	43.14	41.94
Efficiency ratio, as adjusted (non-GAAP)(2)	40.46	42.01	41.19	42.42
Return on average assets	1.95	2.08	2.02	2.08
Return on average common equity	10.55	11.77	10.78	11.76
(1)See Table 25 for the non-GAAP tabular reconciliation.
(2)See Table 29 for the non-GAAP tabular reconciliation.

Overview
Results of Operations for the Three Months Ended June 30, 2026 and 2025
Our net income increased $924,000, or 0.8%, to $119.3 million for the three-month period ended June 30, 2026, from $118.4 million for the same period in 2025. On a diluted earnings per share basis, our earnings were $0.59 per share for the three-month period ended June 30, 2026 compared to $0.60 per share for the three-month period ended June 30, 2025. During the three months ended June 30, 2026, the Company recorded $5.2 million in provision for credit losses on loans. Also, during the three months ended June 30, 2026, the Company recorded $274,000 in BOLI death benefit income, $817,000 in income from the fair value adjustment for marketable securities and $12.7 million in merger and acquisition expense due to the completion of the previously announced acquisition of Mountain Commerce Bancorp, Inc ("MCBI") during the second quarter of 2026. The merger and acquisition expense reduced earnings per share by $0.05 per share for the three-month period ended June 30, 2026.
Total interest income increased $17.7 million, or 5.6%, total interest expense decreased $4.0 million, or 4.0% and non-interest income increased $2.4 million, or 4.6%. This was partially offset by a $19.5 million, or 16.8%, increase in non-interest expense. The increase in interest income resulted from a $22.0 million, or 8.0%, increase in loan interest income, which was partially offset by a $3.8 million, or 42.6%, decrease in interest income on deposits at other banks and a $472,000, or 1.4%, decrease in investment interest income. The decrease in interest expense was primarily due to a $1.8 million, or 42.8%, decrease in interest on subordinated debentures, a $1.2 million, or 21.5%, decrease in interest on FHLB and other borrowed funds and a $1.1 million, or 1.2%, decrease in interest on deposits. The increase in non-interest income was primarily due to a $1.1 million, or 443.3%, increase in the fair value adjustment for marketable securities, an $875,000, or 16.7%, increase in trust fees, a $478,000, or 5.0%, increase in service charges on deposit accounts, a $330,000, or 2.6%, increase in other service charges and fees and a $319,000, or 2,453.8%, increase in gain (loss) on OREO, which was partially offset by a $969,000, or 99.7%, decrease in gain (loss) on sale of branches, equipment and other assets and a $383,000, or 2.8%, decrease in other income. The increase in non-interest expense was primarily due to the $12.7 million increase in merger and acquisition expense as a result of the acquisition of MCBI, a $4.4 million, or 6.9%, increase in salaries and employee benefits expense, $1.8 million, or 12.6%, increase in occupancy and equipment expense and a $943,000, or 11.3%, increase in data processing expense. These expenses were partially offset by a $403,000, or 1.4%, decrease in other operating expenses.
Our net interest margin increased from 4.44% for the three-month period ended June 30, 2025 to 4.51% for the three-month period ended June 30, 2026. The yield on interest earning assets decreased from 6.42% for the three months ended June 30, 2025 to 6.26% for the three months ended June 30, 2026, and average interest earning assets increased from $20.08 billion to $21.74 billion. The increase in average interest earning assets is primarily due to a $2.03 billion increase in average loans receivable, partially offset by a $258.6 million decrease in average interest bearing balances due from banks and a $106.9 million decrease in average investment securities. For the three months ended June 30, 2026 and 2025, we recognized $3.6 million and $1.2 million, respectively, in total net accretion for acquired loans and deposits, and average purchase accounting loan discounts were $42.0 million and $16.2 million for the three months ended June 30, 2026 and 2025, respectively. The increase in accretion income along with the increase in the purchase accounting loan discounts, both of which resulted from the acquisition of Mountain Commerce, increased the net interest margin by five basis points for the three-month period ended June 30, 2026. We recognized $1.7 million in event income for the three months ended June 30, 2026 compared to $516,000 for the three months ended June 30, 2025. The increase in event income was accretive to the net interest margin by three basis points. The cost of interest bearing liabilities decreased from 2.73% for the three months ended June 30, 2025 to 2.45% for the three months ended June 30, 2026, and average interest-bearing liabilities increased from $14.58 billion to $15.61 billion. The increase in average interest-bearing liabilities is primarily due to a $1.27 billion increase in average interest-bearing deposits, which was partially offset by a $159.5 million decrease in average subordinated debentures and a $100.3 million decrease in FHLB and other borrowed funds. The reduction in subordinated debentures was due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company also repurchasing $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. The two payoff events were accretive to the net interest margin by approximately four basis points. The overall increase in the net interest margin was due to an increase in interest income resulting from the increase in the average balance of interest-earning assets and a decrease in interest expense resulting from a decrease in interest rates paid on interest-bearing liabilities, which were partially offset by a decrease in interest income due to a reduction in asset yields and an increase in interest expense resulting from an increase in the average balance of interest-bearing liabilities.
Our efficiency ratio was 44.54% for the three months ended June 30, 2026, compared to 41.68% for the same period in 2025. For the three months ended June 30, 2026, our efficiency ratio, as adjusted (non-GAAP), was 40.46%, compared to 42.01% reported for the same period in 2025. (See Table 29 for the non-GAAP tabular reconciliation).

Our annualized return on average assets was 1.95% for the three months ended June 30, 2026, compared to 2.08% for the same period in 2025. (See Table 26 for the related non-GAAP financial measures and tabular reconciliation). Our annualized return on average common equity was 10.55% and 11.77% for the three months ended June 30, 2026, and 2025, respectively. (See Table 27 for the related non-GAAP financial measures and tabular reconciliation).
Results of Operations for the Six Months Ended June 30, 2026 and 2025
Our net income increased $3.9 million, or 1.7%, to $237.5 million for the six-month period ended June 30, 2026, from $233.6 million for the same period in 2025. On a diluted earnings per share basis, our earnings were $1.19 per share for the six-month period ended June 30, 2026 compared to $1.18 per share for the six-month period ended June 30, 2025. During the six months ended June 30, 2026, the Company recorded $6.7 million in provision for credit losses on loans, and the Company recorded a $1.0 million recovery of credit losses on unfunded commitments. As a result, total credit loss expense for the six-month period ended June 30, 2026 was $5.7 million. During the six months ended June 30, 2026, the Company recorded $1.7 million in income from an FDIC special assessment credit, $274,000 in BOLI death benefits, $431,000 in expense from the fair value adjustment for marketable securities and $13.1 million in merger and acquisition expense due to the completion of the previously announced acquisition of MCBI during the second quarter of 2026. The merger and acquisition expense reduced earnings per share by $0.05 per share for the six-month period ended June 30, 2026.
Total interest income increased $16.2 million, or 2.6%, interest expense decreased $14.7 million, or 7.5%. This was partially offset by a $20.5 million, or 9.0%, increase in non-interest expense and a $248,000, or 0.3%, decrease in non-interest income. The increase in interest income resulted from a $24.7 million, or 4.5%, increase in loan interest income which was partially offset by a $5.5 million, or 35.3%, decrease in interest income on deposits at other banks and a $3.0 million, or 4.3%, decrease in investment interest income. The decrease in interest expense was primarily due to a $8.7 million, or 5.0%, decrease in interest on deposits, a $3.5 million, or 42.9%, decrease in interest on subordinated debentures, and a $2.4 million, or 21.0%, decrease in interest on FHLB and other borrowed funds. The decrease in non-interest income was primarily due to a $2.7 million, or 10.9%, decrease in other income, an $813,000, or 100.5%, decrease in gain (loss) on sale of branches, equipment and other assets, a $635,000, or 311.3%, decrease in the fair value adjustment for marketable securities and a $549,000, or 2.4%, decrease in other service charges and fees, which was partially offset by a $1.6 million, or 16.0%, increase in trust fees, a $1.4 million, or 386.2%, increase in gain (loss) on OREO and a $1.2 million, or 14.2%, increase in mortgage lending income. Included within June 30, 2025 other income was $7.4 million in special income from equity investments, $885,000 in legal expense reimbursements and $1.2 million in BOLI death benefit income. The increase in non-interest expense was primarily due to the $13.1 million increase in merger and acquisition expense as a result of the acquisition of MCBI, a $5.8 million, or 4.6%, increase in salaries and employee benefits expense, $2.2 million, or 7.8%, increase in occupancy and equipment expense and a $1.3 million, or 7.5%, increase in data processing expense. These expenses were partially offset by a $1.9 million, or 3.3%, decrease in other operating expenses. Included within other operating expenses was the $1.7 million in FDIC special assessment credits recorded during the first quarter of 2026.
Our net interest margin increased from 4.44% for the six-month period ended June 30, 2025 to 4.51% for the six-month period ended June 30, 2026. The yield on interest earning assets decreased from 6.43% for the six-months ended June 30, 2025 to 6.26% for the six-months ended June 30, 2026, and average interest earning assets increased from $19.96 billion to $21.05 billion. The increase in average interest earning assets is primarily due to a $1.41 billion increase in average loans receivable, partially offset by a $157.1 million decrease in average interest-bearing balances due from banks and a $155.0 million decrease in average investment securities. For the six months ended June 30, 2026 and 2025, we recognized $4.7 million and $2.6 million, respectively, in total net accretion for acquired loans and deposits and average purchase accounting loan discounts were $27.3 million and $16.9 million for the six months ended June 30, 2026 and 2025, respectively. The increase in accretion income along with the increase in the purchase accounting loan discounts, both of which resulted from the acquisition of Mountain Commerce, increased the net interest margin by two basis points for the six-month period ended June 30, 2026. We recognized $1.7 million in event income for the six-months ended June 30, 2026 compared to $1.8 million for the six-months ended June 30, 2025. The cost of interest bearing liabilities decreased from 2.74% for the six-months ended June 30, 2025 to 2.43% for the six-months ended June 30, 2026, and average interest-bearing liabilities increased from $14.49 billion to $15.10 billion. The increase in average interest bearing liabilities is primarily due to a $865.5 million increase in average interest-bearing deposits, which was partially offset by a $159.7 million decrease in average subordinated debentures and a $100.3 million decrease in FHLB and other borrowed funds. The reduction in subordinated debentures was due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company also repurchasing $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. The two payoff events were accretive to the net interest margin by approximately four basis points. The overall increase in the net interest margin was due to an increase in interest income resulting from the increase in the average balance of interest-earning assets and a decrease in interest expense resulting from a decrease in interest rates paid on interest-bearing liabilities, which were partially offset by a decrease in interest income due to a reduction in asset yields and an increase in interest expense resulting from an increase in the average balance of interest-bearing liabilities.

Our efficiency ratio was 43.14% for the six months ended June 30, 2026, compared to 41.94% for the same period in 2025. For the six months ended June 30, 2026, our efficiency ratio, as adjusted (non-GAAP), was 41.19%, compared to 42.42% reported for the same period in 2025. (See Table 29 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 2.02% for the six months ended June 30, 2026, compared to 2.08% for the same period in 2025. (See Table 26 for the related non-GAAP financial measures and tabular reconciliation). Our annualized return on average common equity was 10.78% and 11.76% for the six months ended June 30, 2026, and 2025, respectively. (See Table 27 for the related non-GAAP financial measures and tabular reconciliation).
Financial Condition as of and for the Period Ended June 30, 2026 and December 31, 2025
Our total assets, as of June 30, 2026, increased $1.83 billion to $24.71 billion from $22.88 billion reported as of December 31, 2025. The increase in total assets is primarily due to the acquisition of $1.77 billion in total assets, net of purchase accounting adjustments, from MCBI during the second quarter of 2026. Cash and cash equivalents increased $385.2 million for the six months ended June 30, 2026. Our loan portfolio balance increased to $17.13 billion, as of June 30, 2026, from $15.69 billion at December 31, 2025. The increase in loans was primarily due to the acquisition of $1.47 billion in loans, net of purchase accounting adjustments, from MCBI during the second quarter of 2026 and $25.3 million of organic loan growth from our Centennial Commercial Finance Group ("Centennial CFG") franchise , which was partially offset by $54.1 million of loan decline in our community banking footprint. Investment securities decreased by $100.2 million resulting from paydowns and maturities during the first six months of 2026. Total deposits increased $1.63 billion to $19.11 billion as of June 30, 2026 from $17.48 billion as of December 31, 2025. The increase in deposits was primarily due to the acquisition of $1.54 billion in deposits, net of purchase accounting adjustments, from MCBI during the second quarter of 2026. Stockholders’ equity increased $250.6 million to $4.55 billion as of June 30, 2026, compared to $4.30 billion as of December 31, 2025. The $250.6 million increase in stockholders’ equity is primarily associated with the $146.0 million in common stock issued to MCBI shareholders for the acquisition of MCBI on April 1, 2026 and the $237.5 million in net income for the six months ended June 30, 2026, partially offset by the $83.5 million in shareholder dividends paid, stock repurchases of $54.7 million and $3.1 million in other comprehensive loss.
Our non-performing loans were $185.3 million, or 1.08% of total loans as of June 30, 2026, compared to $85.0 million, or 0.54% of total loans, as of December 31, 2025. The allowance for credit losses as a percentage of non-performing loans decreased to 177.19% as of June 30, 2026, from 350.17% as of December 31, 2025. As of June 30, 2026, our non-performing assets increased to $228.6 million, or 0.93% of total assets, from $124.8 million, or 0.55% of total assets, as of December 31, 2025. The increase in non-performing loans and assets was primarily due to one loan relationship with a balance of $92.1 million being placed on non-accrual status during the quarter ended March 31, 2026.
Critical Accounting Estimates
Overview. We prepare our consolidated financial statements based on the selection of certain accounting policies, generally accepted accounting principles and customary practices in the banking industry. These policies, in certain areas, require us to make significant estimates and assumptions. Our accounting policies are described in detail in Note 1 to our consolidated financial statements included as part of this document.
We consider an accounting estimate to be critical if (i) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate; and (ii) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Management has identified the following accounting estimates as the most critical to the understanding of the Company's financial statements.
Allowance for Credit Losses. We account for credit losses in accordance with ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASC 326" or "CECL"). The allowance for credit losses ("ACL") represents management's estimate of expected credit losses within the Company's loan portfolio and certain off-balance sheet credit exposures. The ACL is inherently subjective because it requires management to make significant assumptions regarding future economic conditions, borrower performance, collateral values, and other factors that may impact collectability.
For originated and other non-purchased loans, expected credit losses are estimated using a discounted cash flow ("DCF") methodology. The DCF model incorporates assumptions regarding probability of default, loss given default, prepayment speeds, curtailment rates, recovery expectations, and the timing of expected cash flows. The estimate also incorporates reasonable and supportable forecasts of economic conditions, including unemployment rates, gross domestic product, retail sales activity, and the FHFA housing price index.

Management currently utilizes a four-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion to historical loss experience. Changes in economic forecasts, portfolio composition, credit quality trends, collateral values, or other assumptions could result in material changes to the ACL and provision for credit losses.
The ACL is particularly sensitive to changes in economic forecasts, portfolio risk characteristics, collateral values, and qualitative adjustments. Management regularly evaluates the appropriateness of model assumptions, forecast inputs, and qualitative adjustments in light of changing economic conditions and portfolio performance. Differences between actual economic conditions and forecasted conditions, changes in borrower credit quality, or changes in collateral values may result in material changes to expected credit losses and future provision expense.
Management also applies qualitative adjustments to address risks not fully captured within the quantitative modeling process. These adjustments may consider changes in lending policies and procedures, portfolio concentrations, delinquency trends, classified assets, collateral values, regulatory factors, and broader economic conditions. Determining the nature and magnitude of these adjustments requires significant management judgment.
The Company also maintains an allowance for credit losses on off-balance sheet credit exposures, including unfunded loan commitments and other contractual obligations to extend credit that are not unconditionally cancellable. The estimate incorporates management's expectations regarding the likelihood that commitments will be funded, the expected timing of funding, and the expected credit losses associated with amounts anticipated to be funded. Changes in utilization assumptions, borrower credit quality, portfolio composition, or economic conditions may result in material changes to the reserve for off-balance sheet credit exposures.
Certain loans are evaluated individually, including collateral-dependent loans for which repayment is expected substantially through the operation or sale of collateral. For these loans, estimates regarding collateral values, selling costs, and expected cash flows may have a significant impact on the measurement of expected credit losses.
Acquisition Accounting and Acquired Loans. Business combinations are accounted for under ASC 805, Business Combinations. Assets acquired and liabilities assumed are recorded at their estimated fair values as of the acquisition date. Determining these fair values requires significant judgment regarding expected future cash flows, discount rates, prepayment assumptions, expected credit losses, and other market participant assumptions.
Acquired loans are evaluated to determine whether they are classified as purchased credit deteriorated ("PCD") loans or purchased seasoned loans ("PSLs"). The classification of acquired loans and the determination of their acquisition-date fair values require management to assess expected credit performance, future cash flows, economic conditions, and borrower-specific characteristics.
Under ASC 326, an allowance for credit losses is recognized at acquisition for PCD loans. Following the Company's adoption of ASU 2025-08 effective April 1, 2026, qualifying PSLs are also accounted for using the gross-up approach, whereby an allowance for credit losses is established as of the acquisition date and added to the purchase price to establish the loans' initial amortized cost basis.
While originated and other non-purchased loans are evaluated using a DCF methodology, qualifying PSLs are measured using an expected loss methodology based on unpaid principal balance in accordance with ASC 326 and ASU 2025-08. Management's estimates of expected losses on acquired loan portfolios are influenced by assumptions regarding borrower performance, expected cash flows, economic conditions, and collateral values. Changes in these assumptions may materially affect the allowance for credit losses and future operating results.
Because acquisition-date estimates establish the basis for future yield accretion, credit loss estimates, and amortization patterns, changes in assumptions may affect future net interest income, provision expense, and operating results.
Goodwill and Other Intangible Assets. The Company records goodwill and core deposit intangible assets in connection with business combinations. Goodwill is not amortized but is evaluated for impairment at least annually, or more frequently if events or circumstances indicate that impairment may exist.
The goodwill impairment analysis requires management to estimate the fair value of the reporting unit. Significant assumptions may include projected earnings, growth rates, market multiples, discount rates, and other factors affecting future operating performance and market valuations. Changes in economic conditions, interest rates, industry conditions, market valuations, or operating performance could affect these assumptions and potentially result in impairment charges.
Core deposit intangible assets are amortized over their estimated useful lives and evaluated for impairment annually or more often when events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Income Taxes. The Company accounts for income taxes under ASC 740, Income Taxes. Determining the provision for income taxes and related deferred tax assets and liabilities requires management to make estimates and judgments regarding future taxable income, tax planning strategies, the interpretation and application of tax laws, and the ultimate resolution of tax positions.
Deferred tax assets are evaluated each reporting period to determine whether it is more likely than not that the related tax benefits will be realized. This assessment requires significant judgment regarding future earnings, the timing and character of taxable income, available tax planning strategies, and other sources of taxable income.
The Company also evaluates uncertain tax positions and estimates potential exposures associated with tax matters. Changes in tax laws, regulatory interpretations, future operating results, or other factors affecting the realization of deferred tax assets or the recognition of tax benefits could result in adjustments to income tax expense and deferred tax balances in future periods.
Foreclosed Assets Held for Sale. Foreclosed assets held for sale are initially recorded at fair value less estimated selling costs and are subsequently carried at the lower of carrying value or fair value less estimated selling costs. Fair value estimates generally rely on independent appraisals, broker opinions, comparable sales information, and other market data.
Significant judgment is required in evaluating property values, market conditions, absorption periods, and estimated selling costs. Changes in real estate market conditions or other valuation assumptions could result in adjustments to the carrying value of foreclosed assets and impact future earnings.
Branches
As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas.
We opened one branch in Rockwall, Texas during the quarter ended June 30, 2026.
As of June 30, 2026, we had 227 branch locations. There were 75 branches in Arkansas, 78 branches in Florida, 60 branches in Texas, eight branches in Tennessee, five branches in Alabama and one branch in New York City.
Results of Operations
For the three and six months ended June 30, 2026 and 2025
Our net income increased $924,000, or 0.8%, to $119.3 million for the three-month period ended June 30, 2026, from $118.4 million for the same period in 2025. On a diluted earnings per share basis, our earnings were $0.59 per share for the three-month period ended June 30, 2026 compared to $0.60 per share for the three-month period ended June 30, 2025. During the three months ended June 30, 2026, the Company recorded $5.2 million in provision for credit losses on loans. Also, during the three months ended June 30, 2026, the Company recorded $274,000 in BOLI death benefit income, $817,000 in income from the fair value adjustment for marketable securities and $12.7 million in merger and acquisition expense due to the completion of the previously announced acquisition of MCBI during the second quarter of 2026. The merger and acquisition expense reduced earnings per share by $0.05 per share for the three-month period ended June 30, 2026.
Our net income increased $3.9 million, or 1.7%, to $237.5 million for the six-month period ended June 30, 2026, from $233.6 million for the same period in 2025. On a diluted earnings per share basis, our earnings were $1.19 per share for the six-month period ended June 30, 2026 compared to $1.18 per share for the six-month period ended June 30, 2025. During the six months ended June 30, 2026, the Company recorded $6.7 million in provision for credit losses on loans, and the Company recorded a $1.0 million recovery of credit losses on unfunded commitments. As a result, total credit loss expense for the six-month period ended June 30, 2026 was $5.7 million. During the six months ended June 30, 2026, the Company recorded $1.7 million in income from an FDIC special assessment credit, $274,000 in BOLI death benefits, $431,000 in expense from the fair value adjustment for marketable securities and $13.1 million in merger and acquisition expense due to the completion of the previously announced acquisition of MCBI during the second quarter of 2026. The merger and acquisition expense reduced earnings per share by $0.05 per share for the six-month period ended June 30, 2026.

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
Our net interest margin increased from 4.44% for the three-month period ended June 30, 2025 to 4.51% for the three-month period ended June 30, 2026. The yield on interest earning assets decreased from 6.42% for the three-months ended June 30, 2025 to 6.26% for the three-months ended June 30, 2026, and average interest earning assets increased from $20.08 billion to $21.74 billion. The increase in average interest earning assets is primarily due to a $2.03 billion increase in average loans receivable, partially offset by a $258.6 million decrease in average interest bearing balances due from banks and a $106.9 million decrease in average investment securities. For the three months ended June 30, 2026 and 2025, we recognized $3.6 million and $1.2 million, respectively, in total net accretion for acquired loans and deposits, and average purchase accounting loan discounts were $42.0 million and $16.2 million for the three months ended June 30, 2026 and 2025, respectively. The increase in accretion income along with the increase in the purchase accounting loan discounts, both of which resulted from the acquisition of Mountain Commerce, increased the net interest margin by five basis points for the three-month period ended June 30, 2026. We recognized $1.7 million in event income for the three-months ended June 30, 2026 compared to $516,000 for the three-months ended June 30, 2025. The increase in event income was accretive to the net interest margin by three basis points. The cost of interest bearing liabilities decreased from 2.73% for the three-months ended June 30, 2025 to 2.45% for the three-months ended June 30, 2026, and average interest-bearing liabilities increased from $14.58 billion to $15.61 billion. The increase in average interest-bearing liabilities is primarily due to a $1.27 billion increase in average interest-bearing deposits, which was partially offset by a $159.5 million decrease in average subordinated debentures and a $100.3 million decrease in FHLB and other borrowed funds. The reduction in subordinated debentures was due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company also repurchasing $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. The two payoff events were accretive to the net interest margin by approximately four basis points. The overall increase in the net interest margin was due to an increase in interest income resulting from the increase in the average balance of interest-earning assets and a decrease in interest expense resulting from a decrease in interest rates paid on interest-bearing liabilities, which were partially offset by a decrease in interest income due to a reduction in asset yields and an increase in interest expense resulting from an increase in the average balance of interest-bearing liabilities.

Our net interest margin increased from 4.44% for the six-month period ended June 30, 2025 to 4.51% for the six-month period ended June 30, 2026. The yield on interest earning assets decreased from 6.43% for the six-months ended June 30, 2025 to 6.26% for the six-months ended June 30, 2026, and average interest earning assets increased from $19.96 billion to $21.05 billion. The increase in average interest earning assets is primarily due to a $1.41 billion increase in average loans receivable, partially offset by a $157.1 million decrease in average interest-bearing balances due from banks and a $155.0 million decrease in average investment securities. For the six months ended June 30, 2026 and 2025, we recognized $4.7 million and $2.6 million, respectively, in total net accretion for acquired loans and deposits and average purchase accounting loan discounts were $27.3 million and $16.9 million for the six months ended June 30, 2026 and 2025, respectively. The increase in accretion income along with the increase in the purchase accounting loan discounts, both of which resulted from the acquisition of Mountain Commerce, increased the net interest margin by two basis points for the six-month period ended June 30, 2026. We recognized $1.7 million in event income for the six-months ended June 30, 2026 compared to $1.8 million for the six-months ended June 30, 2025. The cost of interest bearing liabilities decreased from 2.74% for the six-months ended June 30, 2025 to 2.43% for the six-months ended June 30, 2026, and average interest-bearing liabilities increased from $14.49 billion to $15.10 billion. The increase in average interest bearing liabilities is primarily due to a $865.5 million increase in average interest-bearing deposits, which was partially offset by a $159.7 million decrease in average subordinated debentures and a $100.3 million decrease in FHLB and other borrowed funds. The reduction in subordinated debentures was due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company also repurchasing $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. The two payoff events were accretive to the net interest margin by approximately four basis points. The overall increase in the net interest margin was due to an increase in interest income resulting from the increase in the average balance of interest-earning assets and a decrease in interest expense resulting from a decrease in interest rates paid on interest-bearing liabilities, which were partially offset by a decrease in interest income due to a reduction in asset yields and an increase in interest expense resulting from an increase in the average balance of interest-bearing liabilities.
Net interest income on a fully taxable equivalent basis increased $21.8 million, or 9.8%, to $244.3 million for the three-month period ended June 30, 2026, from $222.5 million for the same period in 2025. This increase in net interest income for the three-month period ended June 30, 2026 was the result of a $17.8 million increase in interest income, on a fully taxable equivalent basis and a $4.0 million decrease in interest expense. The $17.8 million increase in interest income was primarily the result of the increase in average interest earning asset balances primarily due to the acquisition of MCBI during the second quarter of 2026, partially offset by the impact of the lower interest rate environment. The change in average interest earning asset balances resulted in an increase of $32.4 million in interest income, which was partially offset by a decrease of $14.6 million in interest income due to the lower yield on earning assets. The $4.0 million decrease in interest expense is also primarily the result of the lower interest rate environment. The lower rates on interest bearing liabilities resulted in a decrease in interest expense of approximately $10.4 million, partially offset by an increase in average interest bearing liabilities which increased interest expense by approximately $6.4 million.
Net interest income on a fully taxable equivalent basis increased $31.2 million, or 7.1%, to $470.9 million for the six-month period ended June 30, 2026, from $439.7 million for the same period in 2025. This increase in net interest income for the six-month period ended June 30, 2026 was the result of a $16.5 million increase in interest income, on a fully taxable equivalent basis and a $14.7 million decrease in interest expense. The $16.5 million increase in interest income was primarily the result of the increase in average interest earning asset balances primarily due to the acquisition of MCBI during the second quarter of 2026, partially offset by the impact of the lower interest rate environment. The change in average interest earning asset balances resulted in an increase of $44.2 million in interest income, which was partially offset by a decrease of $27.8 million in interest income due to the lower yield on earning assets. The $14.7 million decrease in interest expense is also primarily the result of the lower interest rate environment. The lower rates on interest bearing liabilities resulted in a decrease in interest expense of approximately $21.6 million, partially offset by an increase in average interest bearing liabilities which increased interest expense by approximately $6.9 million.
Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2026 and 2025, as well as changes in the fully taxable equivalent net interest margin for the three and six months ended June 30, 2026 compared to the same period in 2025.

Table 2: Analysis of Net Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Interest income	$336,836	$319,115	$647,859	$631,657
Fully taxable equivalent adjustment	2,653	2,526	5,314	5,060
Interest income – fully taxable equivalent	339,489	321,641	653,173	636,717
Interest expense	95,193	99,163	182,312	197,049
Net interest income – fully taxable equivalent	$244,296	$222,478	$470,861	$439,668
Yield on earning assets – fully taxable equivalent	6.26%	6.42%	6.26%	6.43%
Cost of interest-bearing liabilities	2.45	2.73	2.43	2.74
Net interest spread – fully taxable equivalent	3.81	3.69	3.83	3.69
Net interest margin – fully taxable equivalent	4.51	4.44	4.51	4.44
Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended June 30,	Six Months Ended June 30,
	2026 vs. 2025	2026 vs. 2025
	(In thousands)
Increase in interest income due to change in earning assets	$32,413	$44,232
Decrease in interest income due to change in earning asset yields	(14,565)	(27,776)
Increase in interest expense due to change in interest-bearing liabilities	(6,400)	(6,899)
Decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	10,370	21,636
Increase in net interest income	$21,818	$31,193
Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and six months ended June 30, 2026 and 2025, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2026			2025
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$555,186	$5,135	3.71%	$813,833	$8,951	4.41%
Federal funds sold	4,042	37	3.67	4,878	53	4.36
Investment securities – taxable	2,936,008	25,787	3.52	3,095,764	26,444	3.43
Investment securities – non-taxable	1,165,876	10,260	3.53	1,113,044	10,033	3.62
Loans receivable	17,083,743	298,270	7.00	15,055,414	276,160	7.36
Total interest-earning assets	21,744,855	339,489	6.26%	20,082,933	321,641	6.42%
Non-earning assets	2,780,403			2,714,805
Total assets	$24,525,258			$22,797,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$12,392,404	$68,650	2.22%	$11,541,641	71,042	2.47%
Time deposits	2,301,685	18,782	3.27	1,886,147	17,447	3.71
Total interest-bearing deposits	14,694,089	87,432	2.39	13,427,788	88,489	2.64
Federal funds purchased	30	—	—	46	—	—
Securities sold under agreement to repurchase	167,885	1,057	2.53	143,752	1,012	2.82
FHLB and other borrowed funds	466,734	4,346	3.73	566,984	5,539	3.92
Subordinated debentures	279,519	2,358	3.38	439,027	4,123	3.77
Total interest-bearing liabilities	15,608,257	95,193	2.45%	14,577,597	99,163	2.73%
Non-interest-bearing liabilities
Non-interest-bearing deposits	4,222,813			3,981,901
Other liabilities	158,476			202,085
Total liabilities	19,989,546			18,761,583
Stockholders’ equity	4,535,712			4,036,155
Total liabilities and stockholders’ equity	$24,525,258			$22,797,738
Net interest spread			3.81%			3.69%
Net interest income and margin		$244,296	4.51%		$222,478	4.44%

	Six Months Ended June 30,
	2026			2025
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$556,312	$10,080	3.65%	$713,455	$15,571	4.40%
Federal funds sold	4,658	85	3.68	4,984	108	4.37
Investment securities – taxable	2,935,955	50,515	3.47	3,137,296	53,877	3.46
Investment securities – non-taxable	1,170,742	20,545	3.54	1,124,351	20,094	3.60
Loans receivable	16,386,047	571,948	7.04	14,975,109	547,067	7.37
Total interest-earning assets	21,053,714	653,173	6.26%	19,955,195	636,717	6.43%
Non-earning assets	2,702,912			2,718,779
Total assets	$23,756,626			$22,673,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$12,132,136	$133,059	2.21%	$11,472,548	140,713	2.47%
Time deposits	2,049,991	33,518	3.30	1,844,059	34,562	3.78
Total interest-bearing deposits	14,182,127	166,577	2.37	13,316,607	175,275	2.65
Federal funds purchased	15	—	—	23	—	—
Securities sold under agreement to repurchase	159,925	1,984	2.50	149,773	2,086	2.81
FHLB and other borrowed funds	483,399	9,038	3.77	583,739	11,441	3.95
Subordinated debentures	279,435	4,713	3.40	439,100	8,247	3.79
Total interest-bearing liabilities	15,104,901	182,312	2.43%	14,489,242	197,049	2.74%
Non-interest-bearing liabilities
Non-interest-bearing deposits	4,040,665			3,981,425
Other liabilities	167,823			196,232
Total liabilities	19,313,389			18,666,899
Stockholders’ equity	4,443,237			4,007,075
Total liabilities and stockholders’ equity	$23,756,626			$22,673,974
Net interest spread			3.83%			3.69%
Net interest income and margin		$470,861	4.51%		$439,668	4.44%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and six months ended June 30, 2026 compared to the same period in 2025, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 over 2025			2026 over 2025
	Volume	Yield / Rate	Total	Volume	Yield / Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(2,543)	$(1,273)	$(3,816)	$(3,101)	$(2,390)	$(5,491)
Federal funds sold	(8)	(8)	(16)	(7)	(16)	(23)
Investment securities – taxable	(1,390)	733	(657)	(3,464)	102	(3,362)
Investment securities – non-taxable	469	(242)	227	819	(368)	451
Loans receivable	35,885	(13,775)	22,110	49,985	(25,104)	24,881
Total interest income	32,413	(14,565)	17,848	44,232	(27,776)	16,456
Interest expense:
Interest-bearing transaction and savings deposits	5,014	(7,406)	(2,392)	7,789	(15,443)	(7,654)
Time deposits	3,549	(2,214)	1,335	3,630	(4,674)	(1,044)
Securities sold under agreement to repurchase	159	(114)	45	135	(237)	(102)
FHLB and other borrowed funds	(943)	(250)	(1,193)	(1,895)	(508)	(2,403)
Subordinated debentures	(1,379)	(386)	(1,765)	(2,760)	(774)	(3,534)
Total interest expense	6,400	(10,370)	(3,970)	6,899	(21,636)	(14,737)
Increase (decrease) in net interest income	$26,013	$(4,195)	$21,818	$37,333	$(6,140)	$31,193
Provision for Credit Losses
Credit Loss Expense: During the three and six months ended June 30, 2026, the Company recorded $5.2 million and $6.7 million in provision for credit losses on loans, respectively. Management determined no provision, or recovery of credit losses, was necessary for the unfunded commitments during the three months ended June 30, 2026. However, for the six months ended June 30, 2026, the Company recorded a $1.0 million recovery of credit losses on unfunded commitments. During the three and six months ended June 30, 2026, the Company determined no allowance for credit losses on the available-for-sale portfolio was necessary. The Company also determined the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no provision was considered necessary for either portfolio.
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
Net charge-offs to average total loans were 0.14% and 0.03% for the three months ended June 30, 2026 and 2025, respectively. Net charge-offs (recoveries) to average total loans were 0.09% and (0.04)% for the six months ended June 30, 2026 and 2025, respectively.
Non-Interest Income
Total non-interest income was $53.5 million and $96.3 million for the three and six months ended June 30, 2026, compared to $51.1 million and $96.5 million for the same periods in 2025. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending income, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.

Table 6 measures the various components of our non-interest income for the three and six months ended June 30, 2026 and 2025.
Table 6: Non-Interest Income

	Three Months Ended June 30,		2026 Change from 2025		Six Months Ended June 30,		2026 Change from 2025
	2026	2025			2026	2025
	(Dollars in thousands)
Service charges on deposit accounts	$10,030	$9,552	$478	5.0%	$20,037	$19,202	$835	4.3%
Other service charges and fees	12,973	12,643	330	2.6	22,783	23,332	(549)	(2.4)
Trust fees	6,109	5,234	875	16.7	11,591	9,994	1,597	16.0
Mortgage lending income	5,139	4,780	359	7.5	9,569	8,379	1,190	14.2
Insurance commissions	578	589	(11)	(1.9)	1,114	1,124	(10)	(0.9)
Increase in cash value of life insurance	1,553	1,415	138	9.8	2,921	3,257	(336)	(10.3)
Dividends from FHLB, FRB, FNBB & other	2,841	2,657	184	6.9	5,377	5,375	2	—
Gain on sale of SBA loans	—	—	—	—	80	288	(208)	(72.2)
Gain (loss) on sale of branches, equipment and other assets, net	3	972	(969)	(99.7)	(4)	809	(813)	(100.5)
Gain (loss) on OREO, net	332	13	319	2,453.8	1,039	(363)	1,402	386.2
Fair value adjustment for marketable securities	817	(238)	1,055	443.3	(431)	204	(635)	(311.3)
Other income	13,079	13,462	(383)	(2.8)	22,181	24,904	(2,723)	(10.9)
Total non-interest income	$53,454	$51,079	$2,375	4.6%	$96,257	$96,505	$(248)	(0.3)%
Non-interest income increased $2.4 million, or 4.6%, to $53.5 million for the three months ended June 30, 2026 from $51.1 million for the same period in 2025. The primary factors in this increase were the increases in service charges on deposit accounts, trust fees and fair value adjustment for marketable securities, which was partially offset by the decrease in gain (loss) on sale of branches, equipment and other assets, net.
Additional details for the three months ended June 30, 2026 on some of the more significant changes are as follows:
•The $478,000 increase in service charges on deposit accounts is primarily related to an increase in overdraft fees as well as the acquisition of MCBI.
•The $875,000 increase in trust fees is primarily due to an increase in personal trust and IRA fees.
•The $969,000 decrease in gain (loss) on sale of branches, equipment and other assets, net is primarily due to the sale of a company airplane in 2025.
•The $1.1 million increase in the fair value adjustment for marketable securities is due to market fluctuations.
Non-interest income decreased $248,000, or 0.26%, to $96.3 million for the six months ended June 30, 2026 from $96.5 million for the same period in 2025. The primary factors in this decrease were the decreases in other service charges and fees, gain (loss) on sale of branches, equipment and other assets, net, fair value adjustment for marketable securities and other income, which were partially offset by the increases in services charges on deposit accounts, trust fees, mortgage lending income and the gain (loss) on OREO, net.
Additional details for the six months ended June 30, 2026 on some of the more significant changes are as follows:
•The $835,000 increase in service charges on deposit accounts is primarily related to an increase in overdraft fees as well as the acquisition of MCBI.
•The $549,000 decrease in other service charges and fees is primarily related to a decrease in Centennial CFG property finance loan fees, FIS Mastercard income and dealer floor fees.
•The $1.6 million increase in trust fees is primarily due to an increase in personal trust and IRA fees.
•The $1.2 million increase in mortgage lending income is primarily due to an increase in volume of secondary market loans.
•The $813,000 decrease in gain (loss) on sale of branches, equipment and other assets, net is primarily due to the sale of a company airplane in 2025.

•The $1.4 million increase in gain on OREO, net is primarily due to the gain on the sale of a building from our Florida region in 2026 and the loss on the sale of a building from our Florida region during 2025.
•The $635,000 decrease in the fair value adjustment for marketable securities is due to market fluctuations.
•The $2.7 million decrease in other income is primarily due to a $3.9 million decrease in income from the fair value of equity securities, a $968,000 decrease in BOLI death benefit income and a $498,000 decrease in recoveries on historic losses, partially offset by a $1.1 million increase in investment brokerage fee income and a $1.1 million increase in miscellaneous income primarily from various tax refunds.
Non-Interest Expense
Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, merger and acquisition and other expenses such as advertising, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees, other professional fees and other expenses.
Table 7 below sets forth a summary of non-interest expense for the three and six months ended June 30, 2026 and 2025.
Table 7: Non-Interest Expense

	Three Months Ended June 30,		2026 Change from 2025		Six Months Ended June 30,		2026 Change from 2025
	2026	2025			2026	2025
	(Dollars in thousands)
Salaries and employee benefits	$68,742	$64,318	$4,424	6.9%	$131,978	$126,173	$5,805	4.6%
Occupancy and equipment	15,787	14,023	1,764	12.6	30,654	28,448	2,206	7.8
Data processing expense	9,307	8,364	943	11.3	18,191	16,922	1,269	7.5
Merger and acquisition expenses	12,726	—	12,726	100.0	13,120	—	13,120	100.0
Other operating expenses:
Advertising	2,214	2,054	160	7.8	4,441	3,982	459	11.5
Amortization of intangibles	2,889	2,025	864	42.7	4,827	4,072	755	18.5
Electronic banking expense	3,223	3,172	51	1.6	6,549	6,227	322	5.2
Directors' fees	416	431	(15)	(3.5)	934	883	51	5.8
Due from bank service charges	344	283	61	21.6	677	564	113	20.0
FDIC and state assessment	3,045	1,636	1,409	86.1	4,644	5,023	(379)	(7.5)
Insurance	1,090	1,049	41	3.9	2,164	2,048	116	5.7
Legal and accounting	1,426	2,360	(934)	(39.6)	2,340	6,001	(3,661)	(61.0)
Other professional fees	2,247	2,211	36	1.6	4,193	4,158	35	0.8
Operating supplies	769	711	58	8.2	1,517	1,422	95	6.7
Postage	684	488	196	40.2	1,227	991	236	23.8
Telephone	324	419	(95)	(22.7)	687	855	(168)	(19.6)
Other expense	10,261	12,496	(2,235)	(17.9)	21,326	21,199	127	0.6
Total non-interest expense	$135,494	$116,040	$19,454	16.8%	$249,469	$228,968	$20,501	9.0%
Non-interest expense increased $19.5 million, or 16.8%, to $135.5 million for the three months ended June 30, 2026 from $116.0 million for the same period in 2025. The primary factors that resulted in this increase were the increases in salaries and employee benefits, occupancy and equipment expense, data processing expense, merger and acquisition expense, amortization of intangibles and FDIC and state assessment expense, which were partially offset by the decreases in legal and accounting expense and other expenses.
Additional details for the three months ended June 30, 2026 on some of the more significant changes are as follows:
•The $4.4 million increase in salaries and employee benefits expense is primarily due to the MCBI acquisition as well as an increase in incentive compensation as a result of an increase in revenue for the Company combined with the additional costs of doing business.
•The $1.8 million increase in occupancy and equipment expense is due to an increase in depreciation expense on buildings, machinery and equipment related to the acquisition of MCBI.

•The $943,000 increase in data processing expense is due to an increase in core processing computer expense related to the acquisition of MCBI.
•The $12.7 million increase in merger and acquisition expense is related to costs associated with the acquisition of MCBI.
•The $864,000 increase in amortization of intangibles is due to the acquisition of MCBI.
•The $1.4 million increase in FDIC and state assessment expense is due to a reversal adjustment from restating call report uninsured deposits from December 2022 through December 2024, which lowered assessment expense for the second quarter of 2025.
•The $934,000 decrease in legal and accounting expense is primarily due to legal matters which occurred during 2025.
•The $2.2 million decrease in other expense is primarily due to $3.3 million in legal claims expense being recorded during the second quarter of 2025.
Non-interest expense increased $20.5 million, or 9.0%, to $249.5 million for the six months ended June 30, 2026 from $229.0 million for the same period in 2025. The primary factors that resulted in this increase were the increases in salaries and employee benefits, occupancy and equipment, data processing and merger and acquisition expenses, which were partially offset by the decrease in legal and accounting expense.
Additional details for the six months ended June 30, 2026 on some of the more significant changes are as follows:
•The $5.8 million increase in salaries and employee benefits expense is primarily due to the MCBI acquisition as well as an increase in incentive compensation as a result of an increase in revenue for the Company combined with the additional costs of doing business.
•The $2.2 million increase in occupancy and equipment expense is due to an increase in depreciation expense on buildings, machinery and equipment related to the acquisition of MCBI.
•The $1.3 million increase in data processing expense is due to an increase in core processing computer expense related to the acquisition of MCBI.
•The $13.1 million increase in merger and acquisition expense is related to costs associated with the acquisition of MCBI.
•The $3.6 million decrease in legal and accounting expense is primarily due to legal matters which occurred during 2025.
Income Taxes
Income tax expense increased $1.5 million, or 4.4%, to $35.1 million for the three-month period ended June 30, 2026, from $33.6 million for the same period in 2025. Income tax expense increased $3.6 million, or 5.4%, to $69.1 million for the six-month period ended June 30, 2026, from $65.5 million for the same period in 2025. The effective income tax rate was 22.72% and 22.53% for the three and six months ended June 30, 2026, compared to 22.10% and 21.91% for the same periods in 2025. The marginal tax rate was 24.359% and 24.433% for 2026 and 2025, respectively.

Financial Condition as of and for the Period Ended June 30, 2026 and December 31, 2025
Our total assets, as of June 30, 2026, increased $1.83 billion to $24.71 billion from $22.88 billion reported as of December 31, 2025. The increase in total assets is primarily due to the acquisition of $1.77 billion in total assets, net of purchase accounting adjustments, from MCBI during the second quarter of 2026. Cash and cash equivalents increased $385.2 million for the six months ended June 30, 2026. Our loan portfolio balance increased to $17.13 billion, as of June 30, 2026, from $15.69 billion at December 31, 2025. The increase in loans was primarily due to the acquisition of $1.47 billion in loans, net of purchase accounting adjustments, from MCBI during the second quarter of 2026 and $25.3 million of organic loan growth from our Centennial CFG franchise , which was partially offset by $54.1 million of loan decline in our community banking footprint. Investment securities decreased by $100.2 million resulting from paydowns and maturities during the first six months of 2026. Total deposits increased $1.63 billion to $19.11 billion as of June 30, 2026 from $17.48 billion as of December 31, 2025. The increase in deposits was primarily due to the acquisition of $1.54 billion in deposits, net of purchase accounting adjustments, from MCBI during the second quarter of 2026. Stockholders’ equity increased $250.6 million to $4.55 billion as of June 30, 2026, compared to $4.30 billion as of December 31, 2025. The $250.6 million increase in stockholders’ equity is primarily associated with the $146.0 million in common stock issued to MCBI shareholders for the acquisition of MCBI on April 1, 2026 and the $237.5 million in net income for the six months ended June 30, 2026, partially offset by the $83.5 million in shareholder dividends paid, stock repurchases of $54.7 million and $3.1 million in other comprehensive loss.
Loan Portfolio
Loans Receivable
Our loan portfolio averaged $17.08 billion and $15.06 billion during the three months ended June 30, 2026 and 2025, respectively. Our loan portfolio averaged $16.39 billion and $14.98 billion during the six months ended June 30, 2026 and 2025, respectively. Loans receivable were $17.13 billion and $15.69 billion as of June 30, 2026 and December 31, 2025, respectively.
From December 31, 2025 to June 30, 2026, the Company experienced an increase of approximately $1.44 billion in loans. The increase in loans was due to the acquisition of $1.47 billion in loans, net of purchase accounting adjustments, from MCBI during the second quarter of 2026 and $25.3 million of organic loan growth from our Centennial CFG franchise, which was partially offset by $54.1 million of loan decline in our community banking footprint.
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, Texas, Tennessee, Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Texas, Tennessee, Alabama and New York. Loans receivable were approximately $3.93 billion, $4.38 billion, $3.83 billion, $1.47 billion, $98.4 million, $1.39 billion and $2.04 billion as of June 30, 2026 in Arkansas, Florida, Texas, Tennessee, Alabama, SPF and Centennial CFG, respectively.

Table 8 presents our loans receivable balances by category as of June 30, 2026 and December 31, 2025.
Table 8: Loans Receivable

	June 30, 2026	December 31, 2025
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$5,921,829	$5,290,112
Construction/land development	2,780,116	2,726,993
Agricultural	329,231	332,412
Residential real estate loans:
Residential 1-4 family	2,545,462	2,134,334
Multifamily residential	1,269,728	1,140,911
Total real estate	12,846,366	11,624,762
Consumer	1,278,008	1,253,746
Commercial and industrial	2,285,054	2,222,401
Agricultural	356,611	359,879
Other	361,169	225,421
Total loans receivable	$17,127,208	$15,686,209
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
As of June 30, 2026, commercial real estate ("CRE") loans totaled $9.03 billion, or 52.7%, of loans receivable, as compared to $8.35 billion, or 53.2%, of loans receivable, as of December 31, 2025. CRE loans originated in our Arkansas, Florida, Texas, Tennessee, Alabama, SPF and Centennial CFG markets were $2.26 billion, $2.67 billion, $1.86 billion, $740.2 million, $46.0 million, zero and $1.46 billion at June 30, 2026, respectively.
As of June 30, 2026, we had approximately $1.30 billion of construction/land development loans which were collateralized by land. This consisted of approximately $34.9 million for raw land and approximately $1.27 billion for land with commercial and/or residential lots.
Table 9 presents the composition of the funded and unfunded balances of our CRE portfolio by loan type, as of June 30, 2026 and December 31, 2025, and their respective percentages of our total CRE portfolio.

Table 9: CRE Loan Concentrations

	June 30, 2026
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$757,852	8.4%	$71,413	3.6%
Office Building	1,047,935	11.6	94,024	4.7
Hotel	1,289,940	14.3	20,422	1.0
Industrial	433,517	4.8	49,368	2.5
Retail	546,466	6.1	14,685	0.7
Owner-Occupied (1)	1,846,119	20.5	107,079	5.4
Construction/Land Development:
Construction Residential-Spec	326,584	3.6	303,182	15.2
Residential Land Development	393,840	4.4	126,161	6.3
Construction Commercial	308,890	3.4	275,914	13.8
Construction Multi Family	407,759	4.5	398,969	20.0
Commercial Land Development	904,059	10.0	94,690	4.7
Construction Residential-Presold	290,899	3.2	167,491	8.4
Construction Hotel	112,886	1.2	256,223	12.8
Raw Land	35,199	0.4	270	—
Agricultural (1)	329,231	3.6	18,529	0.9
Total Commercial Real Estate (2)	$9,031,176	100.0%	$1,998,420	100.0%

	December 31, 2025
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$706,177	8.5%	$71,063	3.3%
Office Building	1,008,629	12.1	96,027	4.4
Hotel	1,160,378	13.9	13,105	0.6
Industrial	310,376	3.7	36,695	1.7
Retail	503,907	6.0	16,513	0.8
Owner-Occupied (1)	1,600,645	19.2	113,429	5.2
Construction/Land Development:
Construction Residential-Spec	403,058	4.8	289,133	13.2
Residential Land Development	414,542	5.0	168,976	7.7
Construction Commercial	267,719	3.2	309,536	14.1
Construction Multi Family	546,607	6.5	500,520	22.9
Commercial Land Development	777,853	9.3	115,489	5.3
Construction Residential-Presold	180,721	2.2	146,770	6.7
Construction Hotel	94,712	1.1	280,314	12.8
Raw Land	41,781	0.5	610	—
Agricultural (1)	332,412	4.0	27,869	1.3
Total Commercial Real Estate (2)	$8,349,517	100.0%	$2,186,049	100.0%
(1)     Agriculture real estate loans and owner-occupied non-farm non-residential loans are not included within CRE for regulatory reporting purposes.
(2)     Excludes multi-family residential loans of $1.27 billion and $1.14 billion as of June 30, 2026 and December 31, 2025, respectively, which are included in the residential real estate loans throughout the filing. Multi-family residential loans are included in CRE for regulatory purposes.

Table 10 presents the composition of our CRE loan portfolio by the ten largest geographical locations of the collateral as of June 30, 2026 and December 31, 2025.
Table 10: Geographical Locations of CRE Loans

(In thousands)	Florida	Texas	Arkansas	Tennessee	New York	California	Missouri	Alabama	Georgia	Utah	All Other	Total
As of June 30, 2026
Non-Farm/Non-Residential:
Single Purpose Building	$183,596	$156,465	$227,671	$72,306	$—	$600	$12,407	$13,546	$16,259	$—	$75,002	$757,852
Office Building	157,306	402,948	61,432	82,314	597	9,431	260,002	1,279	42,936	—	29,690	1,047,935
Hotel	623,585	278,355	116,927	121,468	4,964	—	507	16,372	23,941	—	103,821	1,289,940
Industrial	45,083	173,875	55,879	20,148	52,155	54,210	—	29,481	—	—	2,686	433,517
Retail	107,822	225,147	38,630	66,195	—	35,968	292	11,552	688	—	60,172	546,466
Owner-Occupied (1)	468,942	482,234	358,047	240,304	—	6,530	1,682	26,970	26,006	—	235,404	1,846,119
Construction/Land Development:
Construction Residential - Spec	140,071	113,939	34,522	20,725	—	—	—	682	—	—	16,645	326,584
Residential Land Development	165,503	83,937	41,317	6,348	—	—	—	2,056	—	92,789	1,890	393,840
Construction Commercial	72,708	26,833	87,823	16,958	23,929	—	—	29,294	—	14,936	36,409	308,890
Construction Multi Family	284,384	419	23,554	—	—	28,315	—	—	—	—	71,087	407,759
Commercial Land Development	259,825	62,568	24,696	21,145	158,909	188,429	—	24,916	16,015	—	147,556	904,059
Construction Residential - Presold	57,085	101,679	15,063	14,423	101,386	—	—	1,263	—	—	—	290,899
Construction Hotel	2,992	23,940	—	37,921	—	—	—	19,740	—	—	28,293	112,886
Raw Land	8,454	10,352	15,776	194	—	—	—	236	—	—	187	35,199
Agricultural (1)	46,864	139,118	106,847	16,784	—	—	3,026	2,158	—	—	14,434	329,231
Total Commercial Real Estate (2)	$2,624,220	$2,281,809	$1,208,184	$737,233	$341,940	$323,483	$277,916	$179,545	$125,845	$107,725	$823,276	$9,031,176

(In thousands)	Florida	Texas	Arkansas	New York	California	Georgia	Alabama	Utah	Pennsylvania	Tennessee	All Other	Total
As of December 31, 2025
Non-Farm/Non-Residential:
Single Purpose Building	$221,682	$165,311	$227,874	$—	$600	$12,229	$7,554	$—	$—	$5,071	$65,856	$706,177
Office Building	256,836	404,755	64,001	622	17,562	130,687	9,086	—	19,229	—	105,851	1,008,629
Hotel	602,220	267,493	118,862	4,999	—	24,083	17,812	—	—	—	124,909	1,160,378
Industrial	60,891	148,448	35,640	—	20,751	—	42,875	—	—	—	1,771	310,376
Retail	140,082	241,732	41,756	—	35,936	1,022	11,760	—	—	406	31,213	503,907
Owner-Occupied (1)	455,897	499,183	351,471	—	6,557	17,732	27,131	—	79,608	6,262	156,804	1,600,645
Construction/Land Development:												—
Construction Residential - Spec	136,751	103,726	41,319	118,698	—	—	91	—	—	—	2,473	403,058
Residential Land Development	140,163	89,286	46,114	—	27,315	171	1,583	76,741	—	3,615	29,554	414,542
Construction Commercial	48,964	40,140	71,385	22,775	31,017	—	16,701	14,637	—	13,011	9,089	267,719
Construction Multi Family	289,314	508	924	104,942	—	—	—	—	267	32,923	117,729	546,607
Commercial Land Development	194,889	70,052	26,108	121,137	119,335	19,133	15,749	38,332	—	11,640	161,478	777,853
Construction Residential - Presold	62,595	96,170	19,626	—	—	—	2,330	—	—	—	—	180,721
Construction Hotel	2,424	32,064	—	—	—	—	13,549	—	—	18,813	27,862	94,712
Raw Land	10,581	10,618	20,158	—	—	—	232	—	—	—	192	41,781
Agricultural (1)	47,080	149,162	116,396	—	—	—	2,297	—	—	—	17,477	332,412
Total Commercial Real Estate (2)	$2,670,369	$2,318,648	$1,181,634	$373,173	$259,073	$205,057	$168,750	$129,710	$99,104	$91,741	$852,258	$8,349,517
(1)     Agriculture real estate loans and owner-occupied non-farm non-residential loans are not included within CRE for regulatory reporting purposes.
(2)     Excludes multi-family residential loans of $1.27 billion and $1.14 billion as of June 30, 2026 and December 31, 2025, respectively, which are included in the residential real estate loans throughout the filing. Multi-family residential loans are included in CRE for regulatory purposes.

Our loan policy states that in order to achieve a well-balanced, diversified credit portfolio, concentrations containing inappropriate or excessive risk are to be avoided. It is the goal of the Company to maintain a prudent diversification of loans. We define a concentration of credit as direct or indirect obligations according to the following guidelines: (i) concentrations of 25% or more of total risk-based capital by individual borrower, small, interrelated group of individuals, single repayment source or individual project; (ii) concentrations of 100% or more of total risk-based capital by industry or product line. As of June 30, 2026, we have not met the threshold for the concentration limits. In addition, the Bank's Board of Directors monitors the CRE loan portfolio for concentrations related to geography, industry, and collateral type and determines applicable guidelines. The Chief Lending Officer also reviews the portfolio periodically to determine if any concentrations exist and makes recommendations with respect to setting internal guidelines.
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
The Company has a CRE strategy and contingency plan which outlines the principles required to adequately manage our CRE exposures. It discusses the inherent risks within CRE lending, as well as the risks unique to specific lending activities and property taxes. In addition, the plan outlines internal limits related to CRE lending, reasoning for operating outside those limits, and provides for a contingency plan to reduce the CRE exposures under adverse economic conditions or other situations where it is deemed necessary to do so. The responsibility for monitoring the CRE Strategy and Contingency Plan, and subsequent reporting to management and the Board of Directors lies with the Chief Lending Officer and the Asset Quality Committee of the Board of Directors. Within the CRE Strategy and Contingency Plan, we established four adverse economic triggers to measure on an ongoing basis to attempt to determine when a change in CRE strategy might be warranted, at least from an external economic perspective. If one or a combination of these triggers have exceeded Board approved thresholds, the Executive Risk Committee will determine which action or combination of actions, if any, to take based on the specific situation. If utilized, the required actions are likely to focus on tightening/loosening of underwriting criteria, potential capital raises or loan distribution actions such as selling or participating loans. However, other action steps may be considered necessary depending upon the specific situation. As of June 30, 2026, the Company believes our current underwriting standards and capital position remain adequate for addressing the risks to our CRE portfolio.
Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 61.5% and 32.9% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of June 30, 2026, with the remaining 5.6% relating to condominiums and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of June 30, 2026, residential real estate loans totaled $3.82 billion, or 22.3%, of loans receivable, compared to $3.28 billion, or 20.9%, of loans receivable, as of December 31, 2025. Residential real estate loans originated in our Arkansas, Florida, Texas, Tennessee, Alabama, SPF and Centennial CFG markets were $764.8 million, $1.13 billion, $852.9 million, $620.9 million, $38.9 million, zero and $405.0 million at June 30, 2026, respectively.
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
Consumer loans totaled $1.28 billion, or 7.5%, of loans receivable at June 30, 2026, compared to $1.25 billion, or 8.0%, of loans receivable, as of December 31, 2025. Consumer loans originated in our Arkansas, Florida, Texas, Tennessee, Alabama, SPF and Centennial CFG markets were $17.8 million, $5.9 million, $7.6 million, $9.9 million $400,000, $1.24 billion and zero at June 30, 2026, respectively.

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
As of June 30, 2026, commercial and industrial loans totaled $2.29 billion, or 13.3%, of loans receivable, compared to $2.22 billion, or 14.2%, of loans receivable, as of December 31, 2025. Commercial and industrial loans originated in our Arkansas, Florida, Texas, Tennessee, Alabama, SPF and Centennial CFG markets were $552.4 million, $562.8 million, $819.6 million, $96.8 million, $13.2 million, $152.5 million and $87.9 million at June 30, 2026, respectively.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using an expected loss methodology. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $95.8 million and $52.2 million in PCD loans, as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, $50.1 million and $45.7 million resulted from the acquisitions of Happy Bancshares, Inc. in 2022 and Mountain Commerce Bancorp, Inc. in 2026, respectively.
Table 11 sets forth information with respect to our non-performing assets as of June 30, 2026 and December 31, 2025. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 11: Non-performing Assets

	As of June 30, 2026	As of December 31, 2025
	(Dollars in thousands)
Non-accrual loans	$183,199	$78,002
Loans past due 90 days or more (principal or interest payments)	2,126	6,980
Total non-performing loans	185,325	84,982
Other non-performing assets
Foreclosed assets held for sale, net	42,139	39,831
Other non-performing assets	1,140	—
Total other non-performing assets	43,279	39,831
Total non-performing assets	$228,604	$124,813
Allowance for credit losses to non-accrual loans	179.24%	381.51%
Allowance for credit losses to non-performing loans	177.19	350.17
Non-accrual loans to total loans	1.07	0.50
Non-performing loans to total loans	1.08	0.54
Non-performing assets to total assets	0.93	0.55

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
Our non-performing loans were $185.3 million, or 1.08% of total loans as of June 30, 2026, compared to $85.0 million, or 0.54% of total loans, as of December 31, 2025. The allowance for credit losses as a percentage of non-performing loans decreased to 177.19% as of June 30, 2026, from 350.17% as of December 31, 2025. As of June 30, 2026, our non-performing assets increased to $228.6 million, or 0.93% of total assets, from $124.8 million, or 0.55% of total assets, as of December 31, 2025. The increase in non-performing loans and assets was primarily due to one loan relationship with a balance of $92.1 million being placed on non-accrual status during the quarter ended March 31, 2026.
Table 12 below shows the non-performing loans and non-performing assets by region as of June 30, 2026 and December 31, 2025:
Table 12: Non-performing Assets By Region

	As of June 30, 2026
(in thousands)	Arkansas	Florida	Texas	Tennessee	Alabama	Shore Premier Finance	Centennial CFG	Total
Non-accrual loans	$19,529	$24,235	$123,170	$4,335	$44	$11,886	$—	$183,199
Loans 90+ days past due	238	282	690	916	—	—	—	2,126
Total non-performing loans	$19,767	$24,517	$123,860	$5,251	$44	$11,886	$—	$185,325

Foreclosed assets held for sale	2,028	260	15,647	1,392	—	—	22,812	42,139
Other non-performing assets	—	—	—	—	—	1,140	—	1,140
Total other non-performing assets	2,028	260	15,647	1,392	—	1,140	22,812	43,279
Total non-performing assets	$21,795	$24,777	$139,507	$6,643	$44	$13,026	$22,812	$228,604

	As of December 31, 2025
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Non-accrual loans	$18,234	$24,645	$24,234	$54	$10,048	$787	$78,002
Loans 90+ days past due	291	1,020	2,383	—	3,286	—	6,980
Total non-performing loans	$18,525	$25,665	$26,617	$54	$13,334	$787	$84,982

Foreclosed assets held for sale	771	260	15,988	—	—	22,812	39,831
Total other non-performing assets	771	260	15,988	—	—	22,812	39,831
Total non-performing assets	$19,296	$25,925	$42,605	$54	$13,334	$23,599	$124,813
Debt restructuring generally occurs when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in potentially an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our restructured loans that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. As of June 30, 2026, we had $4.7 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual. Our Arkansas market contains $2.0 million, our Florida market contains $1.2 million and our Texas market contains $1.5 million of these restructured loans.

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
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 10 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $1.1 million, and the ending balance as of June 30, 2026 was $1.0 million. The $1.0 million balance consists of $487,000 of non-accrual loans and $532,000 of current loans as of June 30, 2026.
The Company had $223.5 million and $219.4 million in impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) for the periods ended June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, our Arkansas, Florida, Texas, Tennessee, Alabama, SPF and Centennial CFG markets accounted for approximately $25.4 million, $25.7 million, $155.2 million, $5.3 million, $44,000, $11.9 million and zero of the impaired loans, respectively.
Total foreclosed assets held for sale were $42.1 million as of June 30, 2026, compared to $39.8 million as of December 31, 2025, for an increase of $2.3 million. The foreclosed assets held for sale as of June 30, 2026 are comprised of $2.0 million located in Arkansas, $260,000 located in Florida, $15.6 million located in Texas, $1.4 million located in Tennessee, zero in Alabama, zero in SPF and $22.8 million in Centennial CFG. The majority of the foreclosed assets held for sale is comprised of two properties. The first is an office building located in Santa Monica, California with a carrying value of $22.8 million. The second is an apartment complex in Gunter, Texas with a carrying value of $15.0 million. These two properties account for $37.8 million of the balance of foreclosed assets held for sale at June 30, 2026.
Table 13 shows the summary of foreclosed assets held for sale as of June 30, 2026 and December 31, 2025.
Table 13: Foreclosed Assets Held For Sale

	As of June 30, 2026	As of December 31, 2025
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$23,911	$23,433
Construction/land development	16,024	15,230
Residential real estate loans
Residential 1-4 family	2,204	1,168
Total foreclosed assets held for sale	$42,139	$39,831

Past Due and Non-Accrual Loans
Table 14 shows the summary of non-accrual loans as of June 30, 2026 and December 31, 2025:
Table 14: Total Non-Accrual Loans

	As of June 30, 2026	As of December 31, 2025
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$56,071	$21,685
Construction/land development	8,179	5,444
Agricultural	1,670	489
Residential real estate loans
Residential 1-4 family	26,255	24,149
Multifamily residential	12,391	10,925
Total real estate	104,566	62,692
Consumer	12,138	10,326
Commercial and industrial	65,227	3,760
Agricultural & other	1,268	1,224
Total non-accrual loans	$183,199	$78,002
If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $3.8 million and $1.8 million, respectively, would have been recorded for the three-month periods ended June 30, 2026 and 2025. If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $7.6 million and $3.5 million, respectively, would have been recorded for the six-month periods ended June 30, 2026 and 2025. The interest income recognized on non-accrual loans for the three months ended June 30, 2026 and 2025 was considered immaterial.
Table 15 shows the summary of accruing past due loans 90 days or more as of June 30, 2026 and December 31, 2025:
Table 15: Loans Accruing Past Due 90 Days or More

	As of June 30, 2026	As of December 31, 2025
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$491	$—
Construction/land development	—	405
Residential real estate loans
Residential 1-4 family	1,276	2,321
Total real estate	1,767	2,726
Consumer	16	3,290
Commercial and industrial	331	964
Agricultural & Other	12	—
Total loans accruing past due 90 days or more	$2,126	$6,980
Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 1.08% and 0.54% at June 30, 2026 and December 31, 2025, respectively.

Allowance for Credit Losses
Overview. The allowance for credit losses on loans receivable was $328.4 million and $297.6 million at June 30, 2026 and December 31, 2025, respectively. The Company completed the acquisition of MCBI on April 1, 2026. Pursuant to ASC 326 and ASU 2025‑08, the Company established an acquisition-date allowance for credit losses of $31.3 million using the gross-up approach, consisting of $7.6 million related to PCD loans and $23.7 million related to PSLs. The acquisition-date allowance was recorded as an adjustment to the amortized cost basis of the acquired loans and did not result in provision for credit losses expense upon acquisition.
The specific reserve for loans individually analyzed for credit losses was $18.4 million on $197.2 million of individually analyzed loans as of June 30, 2026, compared to a specific reserve of $17.0 million on $186.5 million of individually analyzed loans as of December 31, 2025. The amortized cost balance for loans with a specific allocation decreased from $71.3 million to $57.9 million from December 31, 2025 to June 30, 2026. The allowance for credit losses as a percentage of loans was 1.92% and 1.90% at June 30, 2026 and December 31, 2025, respectively.
Loans Collectively Evaluated for Credit Loss. Loans receivable collectively evaluated for credit loss increased by approximately $1.43 billion from $15.50 billion at December 31, 2025 to $16.93 billion at June 30, 2026. The increase was primarily due to the acquisition of MCBI on April 1, 2026, which included $1.47 billion in loans, including the effects of the known purchase accounting adjustments. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for credit loss to the total loans collectively evaluated for credit loss was 1.83% and 1.81% at June 30, 2026 and December 31, 2025, respectively.
Charge-offs and Recoveries. For the three months ended June 30, 2026, total charge-offs were $6.5 million and total recoveries were $722,000, for a net charge-off position of $5.8 million. For the six months ended June 30, 2026, total charge-offs were $9.4 million and total recoveries were $2.1 million, for a net charge-off position of $7.2 million. For the three months ended June 30, 2025, total charge-offs were $4.1 million and total recoveries were $3.0 million, for a net charge-off position of $1.1 million. For the six months ended June 30, 2025, total charge-offs were $7.5 million and total recoveries were $10.5 million, for a net recovery position of $3.0 million.
Table 16 below shows charge-off and recovery detail by region for the six months ended June 30, 2026 and 2025.
Table 16: Charge-Off and Recovery Detail By Region

For the Three Months Ended June 30, 2026
(in thousands)	Arkansas	Florida	Texas	Tennessee	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$2,605	$286	$1,708	$11	$14	$1,896	$—	$6,520
Recoveries	(324)	(142)	(249)	—	(2)	(5)	—	(722)
Net charge-offs (recoveries)	$2,281	$144	$1,459	$11	$12	$1,891	$—	$5,798

For the Six Months Ended June 30, 2026
(in thousands)	Arkansas	Florida	Texas	Tennessee	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$3,587	$423	$3,428	$11	$24	$1,896	$—	$9,369
Recoveries	(602)	(196)	(1,037)	—	(5)	(282)	—	(2,122)
Net charge-offs (recoveries)	$2,985	$227	$2,391	$11	$19	$1,614	$—	$7,247

For the Three Months Ended June 30, 2025
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$462	$245	$2,588	$13	$582	$181	$4,071
Recoveries	(223)	(577)	(2,172)	(2)	(22)	—	(2,996)
Net charge-offs (recoveries)	$239	$(332)	$416	$11	$560	$181	$1,075

For the Six Months Ended June 30, 2025
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$936	$2,724	$3,032	$21	$635	$181	$7,529
Recoveries	(451)	(694)	(8,686)	(4)	(25)	(658)	(10,518)
Net charge-offs (recoveries)	$485	$2,030	$(5,654)	$17	$610	$(477)	$(2,989)
Loans partially charged-off are placed on non-accrual status until it is proven that the borrower's repayment ability with respect to the remaining principal balance can be reasonably assured. This is usually established over a period of 6-12 months of timely payment performance.

Table 17 shows the allowance for credit losses, charge-offs and recoveries as of and for the three and six months ended June 30, 2026 and 2025.
Table 17: Analysis of Allowance for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Balance, beginning of period	$297,634	$279,944	$297,583	$275,880
Allowance for credit losses on acquired loans - MCBI	31,333	—	31,333	—
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	2,214	19	2,671	2,319
Construction/land development	—	70	—	70
Agricultural	—	—	1	—
Residential real estate loans:
Residential 1-4 family	224	54	617	129
Total real estate	2,438	143	3,289	2,518
Consumer	1,914	785	1,991	1,015
Commercial and industrial	1,419	2,369	2,745	2,530
Other	749	774	1,344	1,466
Total loans charged off	6,520	4,071	9,369	7,529
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	47	1,629	659	7,789
Construction/land development	25	416	45	541
Agricultural	—	—	5	—
Residential real estate loans:
Residential 1-4 family	190	12	208	63
Total real estate	262	2,057	917	8,393
Consumer	26	49	343	68
Commercial and industrial	158	615	349	1,573
Other	276	275	513	484
Total recoveries	722	2,996	2,122	10,518
Net loans charged off (recovered)	5,798	1,075	7,247	(2,989)
Provision for credit loss	5,200	3,000	6,700	3,000
Ending balance	$328,369	$281,869	$328,369	$281,869
Net charge-offs (recoveries) to average loans receivable	0.14%	0.03%	0.09%	(0.04)%
Allowance for credit losses to total loans	1.92	1.86	1.92	1.86
Allowance for credit losses to net charge-offs (recoveries)	1,411.99	6,537.13	2,246.93	(4,676.35)

Table 18 presents the allocation of allowance for credit losses as of June 30, 2026 and December 31, 2025.
Table 18: Allocation of Allowance for Credit Losses

	As of June 30, 2026		As of December 31, 2025
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$97,348	34.6%	$74,172	33.7%
Construction/land development	51,506	16.2	48,023	17.4
Agricultural residential real estate loans	3,096	1.9	3,048	2.1
Residential real estate loans:
Residential 1-4 family	59,895	14.9	46,291	13.6
Multifamily residential	26,255	7.4	26,401	7.3
Total real estate	238,100	75.0	197,935	74.1
Consumer	23,876	7.5	28,993	8.0
Commercial and industrial	57,828	13.3	64,396	14.2
Agricultural	1,790	2.1	1,536	2.3
Other	6,775	2.1	4,723	1.4
Total	$328,369	100.0%	$297,583	100.0%
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
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 4.7 years as of June 30, 2026.
On April 1, 2026, the Company completed the acquisition of MCBI. Including the effects of the known purchase accounting adjustments, as of the acquisition date, MCBI had approximately $103.3 million in investments. The Company classified the entire balance of investments acquired from MCBI as available-for-sale at the acquisition date.
Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. We had $1.25 billion and $1.26 billion of held-to-maturity securities at June 30, 2026 and December 31, 2025, respectively. The detail of the held-to-maturity portfolio by carrying amount and percentage of the portfolio at June 30, 2026 and December 31, 2025 can be seen below.

Table 19: Held to Maturity Securities

	June 30, 2026		December 31, 2025
	Net Carrying Amount	Percentage of Total	Net Carrying Amount	Percentage of Total
	(In Thousands)		(In Thousands)
U.S. government-sponsored enterprises	$43,984	3.5%	$43,841	3.5%
U.S. government-sponsored mortgage-backed securities	110,969	8.8%	114,813	9.1%
State and political subdivisions	1,099,849	87.7%	1,100,608	87.4%
Total	$1,254,802	100.0%	$1,259,262	100.0%
Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive (loss) income. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $2.78 billion and $2.87 billion as of June 30, 2026 and December 31, 2025, respectively. The detail of the available-for-sale portfolio by estimated fair value and percentage of the portfolio at June 30, 2026 and December 31, 2025 can be seen below.
Table 20: Available for Sale Securities

	June 30, 2026		December 31, 2025
	Estimated Fair Value	Percentage of Total	Estimated Fair Value	Percentage of Total
	(In Thousands)		(In Thousands)
U.S. government-sponsored enterprises	$204,386	7.4%	$240,782	8.4%
U.S. government-sponsored mortgage-backed securities	1,159,938	41.8%	1,212,948	42.2%
Private mortgage-backed securities	167,761	6.0%	145,720	5.1%
Non-government-sponsored asset backed securities	96,881	3.5%	157,844	5.5%
State and political subdivisions	905,333	32.6%	887,838	30.9%
Other securities	241,917	8.7%	226,799	7.9%
Total	$2,776,216	100.0%	$2,871,931	100.0%
During the three and six months ended June 30, 2026, the Company determined no allowance for credit losses on the available-for-sale portfolio was necessary. The Company also determined the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no provision was considered necessary for either portfolio.
See Note 3 to the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.
Deposits
On April 1, 2026, the Company completed the acquisition of MCBI. Including the effects of the known purchase accounting adjustments, as of the acquisition date, MCBI had approximately $1.54 billion in deposits.
Our deposits averaged $18.92 billion and $17.41 billion for the three months ended June 30, 2026 and June 30, 2025, respectively. Our deposits averaged $18.22 billion and $17.30 billion for the six months ended June 30, 2026 and June 30, 2025, respectively. Total deposits were $19.11 billion as of June 30, 2026, and $17.48 billion as of December 31, 2025. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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
Table 21 reflects the classification of the brokered deposits as of June 30, 2026 and December 31, 2025.
Table 21: Brokered Deposits

	June 30, 2026	December 31, 2025
	(In thousands)
Time Deposits	$143,491	$—
Insured Cash Sweep and Other Transaction Accounts	443,822	435,678
Total Brokered Deposits	$587,313	$435,678
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
Table 22 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and six months ended June 30, 2026 and 2025.
Table 22: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2026		2025
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$4,222,813	—%	$3,981,901	—%
Interest-bearing transaction accounts	11,152,152	2.38	10,428,530	2.66
Savings deposits	1,240,252	0.82	1,113,111	0.72
Time deposits:
Certificates of deposit	2,185,011	3.35	1,778,847	3.78
IRAs	116,674	1.86	107,300	2.51
Total	$18,916,902	1.85%	$17,409,689	2.04%

	Six Months Ended June 30,
	2026		2025
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$4,040,665	—%	$3,981,425	—%
Interest-bearing transaction accounts	10,962,933	2.37	10,369,523	2.66
Savings deposits	1,169,203	0.76	1,103,025	0.71
Time deposits:
Certificates of deposit	1,940,811	3.37	1,736,287	3.86
IRAs	109,180	2.05	107,772	2.54
Total	$18,222,792	1.84%	$17,298,032	2.04%
Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $2.9 million, or 1.9%, from $155.8 million as of December 31, 2025 to $158.7 million as of June 30, 2026.
FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $450.0 million and $500.0 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, $50.0 million and $400.0 million of the outstanding balances were classified as short-term and long-term advances, respectively. At December 31, 2025, $100.0 million and $400.0 million of the outstanding balances were classified as short-term and long-term advances, respectively.
The FHLB advances mature from 2026 to 2037 with fixed interest rates ranging from 3.37% to 4.67%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
Other borrowed funds were $250,000 at both June 30, 2026 and December 31, 2025. These were classified as short-term advances.
Additionally, the Company had $1.85 billion and $1.48 billion at June 30, 2026 and December 31, 2025, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits.
Subordinated Debentures
Subordinated debentures were $279.6 million and $279.3 million as of June 30, 2026 and December 31, 2025, respectively.
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
Stockholders’ Equity
Stockholders’ equity increased $250.6 million to $4.55 billion as of June 30, 2026, from $4.30 billion as of December 31, 2025. The $250.6 million increase in stockholders’ equity is primarily associated with the $146.0 million in common stock issued to MCBI shareholders for the acquisition of MCBI on April 1, 2026 and the $237.5 million in net income for the six months ended June 30, 2026, which was partially offset by the $3.1 million in other comprehensive loss, the $83.5 million in shareholder dividends paid and stock repurchases of $54.7 million in 2026. As of June 30, 2026 and December 31, 2025, our equity to asset ratio was 18.40% and 18.78%, respectively. Book value per share was $22.68 as of June 30, 2026, compared to $21.88 as of December 31, 2025, a 7.4% annualized increase.
Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.21 and $0.20 per share for the three months ended June 30, 2026 and 2025, respectively, and $0.42 and $0.395 per share for the six months ended June 30, 2026 and 2025, respectively. The common stock dividend payout ratio for the three months ended June 30, 2026 and 2025 was 35.4% and 33.4%, respectively. The common stock dividend payout ratio for the six months ended June 30, 2026 and 2025 was 35.2% and 33.5%, respectively. On July 17, 2026, the Board of Directors declared a regular $0.23 per share quarterly cash dividend payable September 2, 2026, to shareholders of record August 12, 2026.
Stock Repurchase Program. During the six months ended June 30, 2026, the Company repurchased a total of 2,007,622 shares with a weighted-average stock price of $27.04 per share. Shares repurchased under the program as of June 30, 2026 since its inception total 31,405,835 shares. The remaining balance available for repurchase was 15,101,672 shares at June 30, 2026.
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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2026 and December 31, 2025, we met all regulatory capital adequacy requirements to which we were subject.
Table 23 presents our risk-based capital ratios on a consolidated basis as of June 30, 2026 and December 31, 2025.
Table 23: Risk-Based Capital

	As of June 30, 2026	As of December 31, 2025
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$4,547,435	$4,296,871
Goodwill and core deposit intangibles, net	(1,479,247)	(1,430,107)
Unrealized loss on available-for-sale securities	168,980	165,887
Total common equity Tier 1 capital	3,237,168	3,032,651
Total Tier 1 capital	3,237,168	3,032,651
Tier 2 capital
Allowance for credit losses	328,369	297,583
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(79,252)	(63,704)
Qualifying allowance for credit losses	249,117	233,879
Qualifying subordinated notes	279,602	279,265
Total Tier 2 capital	528,719	513,144
Total risk-based capital	$3,765,887	$3,545,795
Average total assets for leverage ratio	$23,218,213	$21,528,936
Risk weighted assets	$19,811,980	$18,607,517
Ratios at end of period
Common equity Tier 1 capital	16.34%	16.30%
Leverage ratio	13.94	14.09
Tier 1 risk-based capital	16.34	16.30
Total risk-based capital	19.01	19.06
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00
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
In Table 24 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 24: Earnings, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$119,327	$118,403	$237,536	$233,612
Pre-tax adjustments:
Merger and acquisition expenses	12,726	—	13,120	—
FDIC special assessment credit	—	(1,516)	(1,697)	(1,516)
Fair value adjustment for marketable securities	(817)	238	431	(204)
Special income from equity investment	—	(3,498)	—	(7,389)
Gain on sale of premises and equipment	—	(983)	—	(983)
Legal fee reimbursement	—	(885)	—	(885)
Legal claims expense	—	3,300	—	3,300
Recoveries on historic losses	—	—	—	—
BOLI death benefits	(274)	(1,243)	(274)	(1,243)
Total pre-tax adjustments	11,635	(4,587)	11,580	(8,920)
Tax-effect of adjustments(1)	2,901	(817)	2,888	(1,876)
Total adjustments after-tax (B)	8,734	(3,770)	8,692	(7,044)
Earnings, as adjusted (C)	$128,061	$114,633	$246,228	$226,568
Average diluted shares outstanding (D)	201,420	197,765	199,088	198,289
GAAP diluted earnings per share: A/D	$0.59	$0.60	$1.19	$1.18
Adjustments after-tax: B/D	0.05	(0.02)	0.05	(0.04)
Diluted earnings per common share excluding adjustments: C/D	$0.64	$0.58	$1.24	$1.14
(1) Blended statutory rate of 24.359% for 2026 and 24.433% for 2025.

We had $1.48 billion, $1.43 billion and $1.43 billion total goodwill and core deposit intangibles as of June 30, 2026, December 31, 2025 and June 30, 2025, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity, return on average tangible equity excluding intangible amortization, and tangible equity to tangible assets are useful in evaluating our company. Management also believes return on average assets, as adjusted, return on average equity, as adjusted, and return on average tangible equity, as adjusted, are meaningful non-GAAP financial measures, as they exclude items such as certain non-interest income and expenses that management believes are not indicative of our primary business operating results. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 25 through 28, respectively.
Table 25: Tangible Book Value Per Share

	As of June 30, 2026	As of December 31, 2025
	(In thousands, except per share data)
Book value per share: A/B	$22.68	$21.88
Tangible book value per share: (A-C-D)/B	15.32	14.60
(A) Total equity	$4,547,435	$4,296,871
(B) Shares outstanding	200,460	196,357
(C) Goodwill	1,410,211	1,398,253
(D) Core deposit intangibles	65,541	32,293
Table 26: Return on Average Assets, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Return on average assets: A/D	1.95%	2.08%	2.02%	2.08%
Return on average assets, as adjusted: (A+C)/D	2.09	2.02	2.09	2.02
Return on average assets excluding intangible amortization: B/(D-E)	2.12	2.25	2.18	2.25
(A) Net income	$119,327	$118,403	$237,536	$233,612
Intangible amortization after-tax	2,185	1,530	3,651	3,077
(B) Earnings excluding intangible amortization	$121,512	$119,933	$241,187	$236,689
(C) Adjustments after-tax	$8,734	$(3,770)	$8,692	$(7,044)
(D) Average assets	24,525,258	22,797,738	23,756,626	22,673,974
(E) Average goodwill, core deposits and other intangible assets	1,481,989	1,435,480	1,455,903	1,436,492

Table 27: Return on Average Equity, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Return on average equity: A/D	10.55%	11.77%	10.78%	11.76%
Return on average common equity, as adjusted: (A+C)/D	11.32	11.39	11.18	11.40
Return on average tangible common equity: A/(D-E)	15.67	18.26	16.03	18.33
Return on average tangible equity excluding intangible amortization: B/(D-E)	15.96	18.50	16.28	18.57
Return on average tangible common equity, as adjusted: (A+C)/(D-E)	16.82	17.68	16.62	17.77
(A) Net income	$119,327	$118,403	$237,536	$233,612
(B) Earnings excluding intangible amortization	121,512	119,933	241,187	236,689
(C) Adjustments after-tax	8,734	(3,770)	8,692	(7,044)
(D) Average equity	4,535,712	4,036,155	4,443,237	4,007,075
(E) Average goodwill, core deposits and other intangible assets	1,481,989	1,435,480	1,455,903	1,436,492
Table 28: Tangible Equity to Tangible Assets

	As of June 30, 2026	As of December 31, 2025
	(Dollars in thousands)
Equity to assets: B/A	18.40%	18.78%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	13.22	13.36
(A) Total assets	$24,713,248	$22,881,879
(B) Total equity	4,547,435	4,296,871
(C) Goodwill	1,410,211	1,398,253
(D) Core deposit intangibles	65,541	32,293
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

Table 29: Efficiency Ratio, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net interest income (A)	$241,643	$219,952	$465,547	$434,608
Non-interest income (B)	53,454	51,079	96,257	96,505
Non-interest expense (C)	135,494	116,040	249,469	228,968
FTE Adjustment (D)	2,653	2,526	5,314	5,060
Amortization of intangibles (E)	2,889	2,025	4,827	4,072
Adjustments:
Non-interest income:
Fair value adjustment for marketable securities	$817	$(238)	(431)	204
Special income from equity investments	—	3,498	—	7,389
Gain (loss) on OREO, net	332	13	1,039	(363)
Gain (loss) on branches, equipment and other assets, net	3	972	(4)	809
BOLI death benefits	274	1,243	274	1,243
Legal expense reimbursement	—	885	—	885
Total non-interest income adjustments (F)	$1,426	$6,373	$878	$10,167
Non-interest expense:
FDIC special assessment credit	—	(1,516)	(1,697)	(1,516)
Merger and acquisition expenses	12,726	—	13,120	—
Legal claims expense	—	3,300	—	3,300
Total non-interest expense adjustments (G)	$12,726	$1,784	$11,423	$1,784
Efficiency ratio (reported): ((C-E)/(A+B+D))	44.54%	41.68%	43.14%	41.94%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	40.46	42.01	41.19	42.42
Recently Issued Accounting Pronouncements
See Note 22 to the Condensed Notes to Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Liquidity and Market Risk Management
At June 30, 2026, we held $2.52 billion in assets that could be used for liquidity purposes, which we refer to as net available internal liquidity. This balance consisted of $1.38 billion in unpledged investment securities which could be used for additional secured borrowing capacity, $452.9 million in cash on deposit with the Federal Reserve Bank ("FRB") and $690.3 million in other liquid cash accounts.
Consistent with our practice of maintaining access to significant external liquidity, we had $4.24 billion in net available sources of borrowed funds, which we refer to as net available external liquidity, as of June 30, 2026. This included $5.92 billion in total borrowing capacity with the Federal Home Loan Bank ("FHLB"), of which $1.93 billion has been drawn upon in the ordinary course of business, resulting in $3.99 billion in net available liquidity with the FHLB as of June 30, 2026. The $1.93 billion consisted of $450.0 million in outstanding FHLB advances and $1.48 billion used for pledging purposes. We also had access to approximately $160.2 million available borrowing capacity from the Discount Window. As of June 30, 2026, the Company also had access to $35.0 million from First National Bankers’ Bank ("FNBB"), and $55.0 million from other various external sources.
Overall, we had $6.76 billion net available liquidity as of June 30, 2026, which consisted of $2.52 billion of net available internal liquidity and $4.24 billion in net available external liquidity. Details on our available liquidity as of June 30, 2026 are available below.

Table 30: Available Liquidity

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unpledged investment securities (market value)	$1,379,321	$—	$1,379,321
Cash at FRB	452,924	—	452,924
Other liquid cash accounts	690,265	—	690,265
Total Internal Liquidity	2,522,510	—	2,522,510
External Sources
FHLB	5,922,752	1,934,103	3,988,649
FRB Discount Window	160,244	—	160,244
FNBB	35,000	—	35,000
Other	55,000	—	55,000
Total External Liquidity	6,172,996	1,934,103	4,238,893
Total Available Liquidity	$8,695,506	$1,934,103	$6,761,403

We have continued to limit our exposure to uninsured deposits and have been actively monitoring this exposure. As of June 30, 2026, we held approximately $9.28 billion in uninsured deposits of which $1.26 billion were intercompany subsidiary deposit balances and $3.11 billion were collateralized deposits, for a net position of $4.91 billion. This represented approximately 25.7% of total deposits. In addition, net available liquidity exceeded uninsured and uncollateralized deposits by $1.85 billion as of June 30, 2026.
Table 31: Uninsured Deposits

(in thousands)	As of June 30, 2026
Uninsured Deposits	$9,281,942
Intercompany Subsidiary and Affiliate Balances	1,258,315
Collateralized Deposits	3,111,597
Net Uninsured Position	$4,912,030

Total Available Liquidity	6,761,403
Net Uninsured Position	4,912,030
Net Available Liquidity in Excess of Uninsured Deposits	$1,849,373

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At June 30, 2026, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Table 32 presents our sensitivity to net interest income as of June 30, 2026 and June 30, 2025.
Table 32: Sensitivity of Net Interest Income

	Percentage Change from Base	Percentage Change from Base	June 30,
Interest Rate Scenario	June 30, 2026	June 30, 2025	2026 vs. 2025
Up 200 basis points	11.82%	10.48%	1.34%
Up 100 basis points	5.97	5.43	0.54
Down 100 basis points	(5.92)	(6.08)	0.16
Down 200 basis points	(10.48)	(11.81)	1.33
There have been no material changes in our market risk exposure from June 30, 2025 to June 30, 2026. Our balance sheet mix has remained consistent. The target rate changes by the Federal Reserve have impacted our earnings, but our net interest income exposure is still within our current guidelines. The Federal Reserve reduced the target rate three times during 2025. First, on September 17, 2025, the Federal Reserve reduced the target rate to 4.00% to 4.25%, second, on October 29, 2025, the target rate was reduced to 3.75% to 4.00% and third, on December 10, 2025, the target rate was reduced to 3.50% to 3.75%. The Federal Reserve has not changed the target rate during 2026.

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
Changes in Internal Control Over Financial Reporting
On April 1, 2026, we completed our acquisition of Mountain Commerce Bancorp, Inc. ("MCBI"), and as a result, we extended our oversight and monitoring processes that support our internal control over financial reporting during the second quarter of 2026, to include the operations of MCBI. Otherwise, there were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2026, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2026, the Company utilized a portion of its stock repurchase program which was most recently amended and re-approved by the Board of Directors on January 17, 2025, authorizing the repurchase of up to 20,000,000 shares of the Company's common stock. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2026	546,639	$26.86	546,639	16,055,033
May 1 through May 31, 2026	450,000	26.31	450,000	15,605,033
June 1 through June 30, 2026	503,361	27.60	503,361	15,101,672
Total	1,500,000		1,500,000
(1)The above described stock repurchase program has no expiration date.
Item 3: Defaults Upon Senior Securities
Not applicable.
Item 4: Mine Safety Disclosures
Not applicable.

Item 5: Other Information
During the six months ended June 30, 2026, none of the Company’s directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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
HOME BANCSHARES, INC.
(Registrant)

Date:	August 7, 2026	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	August 7, 2026	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	August 7, 2026	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer