Form 10-Q
period 2026-09-30
HOME BANCSHARES INC
filed 2026-11-06
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2026
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
Common Stock Issued and Outstanding: 198,766,931 shares as of November 5, 2026.

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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$281,515	$237,224
Interest-bearing deposits with other banks	577,537	430,113
Cash and cash equivalents	859,052	667,337
Fed funds sold	4,025	3,000
Investment securities — available-for-sale, net of allowance for credit losses of $0 at both September 30, 2026 and December 31, 2025 (amortized cost of $2,918,704 and $3,088,820 at September 30, 2026 and December 31, 2025, respectively)	2,613,377	2,871,931
Investment securities — held-to-maturity, net of allowance for credit losses of $2,005 at both September 30, 2026 and December 31, 2025	1,250,246	1,259,262
Total investment securities	3,863,623	4,131,193
Loans receivable	16,910,621	15,686,209
Allowance for credit losses	(326,220)	(297,583)
Loans receivable, net	16,584,401	15,388,626
Bank premises and equipment, net	439,729	369,324
Foreclosed assets held for sale	43,366	39,831
Cash value of life insurance	232,361	220,469
Accrued interest receivable	111,688	108,939
Deferred tax asset, net	170,002	148,022
Goodwill	1,410,211	1,398,253
Core deposit intangibles	62,651	32,293
Other assets	364,555	374,592
Total assets	$24,145,664	$22,881,879
Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$4,209,426	$3,868,405
Savings and interest-bearing transaction accounts	12,354,400	11,792,828
Time deposits	2,191,743	1,818,724
Total deposits	18,755,569	17,479,957
Securities sold under agreements to repurchase	161,181	155,803
FHLB and other borrowed funds	250,250	500,250
Accrued interest payable and other liabilities	169,129	169,733
Subordinated debentures	279,774	279,265
Total liabilities	19,615,903	18,585,008
Stockholders’ equity:
Common stock, par value $0.01; shares authorized 400,000,000 in 2026 and 2025; shares issued and outstanding 199,209,586 in 2026 and 196,357,167 in 2025	1,992	1,964
Capital surplus	2,265,268	2,201,923
Retained earnings	2,496,333	2,258,871
Accumulated other comprehensive loss	(233,832)	(165,887)
Total stockholders’ equity	4,529,761	4,296,871
Total liabilities and stockholders’ equity	$24,145,664	$22,881,879
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
	(Unaudited)
Interest income:
Loans	$298,625	$283,165	$870,164	$829,990
Investment securities
Taxable	24,971	26,326	75,486	80,203
Tax-exempt	7,711	7,743	23,351	23,019
Deposits – other banks	3,546	6,242	13,626	21,813
Federal funds sold	43	56	128	164
Total interest income	334,896	323,532	982,755	955,189
Interest expense:
Interest on deposits	86,280	87,962	252,857	263,237
FHLB and other borrowed funds	3,255	5,378	12,293	16,819
Securities sold under agreements to repurchase	1,009	1,019	2,993	3,105
Subordinated debentures	2,359	3,007	7,072	11,254
Total interest expense	92,903	97,366	275,215	294,415
Net interest income	241,993	226,166	707,540	660,774
Provision for credit losses on loans	—	6,700	6,700	9,700
Recovery of credit losses on unfunded commitments	—	(1,000)	(1,000)	(1,000)
Recovery of credit losses on investment securities	—	(2,194)	—	(2,194)
Total credit loss expense	—	3,506	5,700	6,506
Net interest income after credit loss expense	241,993	222,660	701,840	654,268
Non-interest income:
Service charges on deposit accounts	10,403	10,486	30,440	29,688
Other service charges and fees	12,008	12,130	34,791	35,462
Trust fees	3,969	4,600	15,560	14,594
Mortgage lending income	3,783	4,691	13,352	13,070
Insurance commissions	561	574	1,675	1,698
Increase in cash value of life insurance	1,530	1,404	4,451	4,661
Dividends from FHLB, FRB, FNBB & other	2,640	2,658	8,017	8,033
Gain on sale of SBA loans	—	46	80	334
Gain (loss) on sale of branches, equipment and other assets, net	744	(66)	740	743
Gain (loss) on OREO, net	81	(1)	1,120	(364)
Fair value adjustment for marketable securities	(916)	1,020	(1,347)	1,224
Other income	11,643	13,963	33,824	38,867
Total non-interest income	46,446	51,505	142,703	148,010
Non-interest expense:
Salaries and employee benefits	67,607	63,804	199,585	189,977
Occupancy and equipment	15,819	14,828	46,473	43,276
Data processing expense	9,187	8,871	27,378	25,793
Merger and acquisition expenses	—	—	13,120	—
Other operating expenses	28,919	27,335	84,445	84,760
Total non-interest expense	121,532	114,838	371,001	343,806
Income before income taxes	166,907	159,327	473,542	458,472
Income tax expense	37,456	35,723	106,555	101,256
Net income	$129,451	$123,604	$366,987	$357,216
Basic earnings per share	$0.65	$0.63	$1.84	$1.81
Diluted earnings per share	$0.65	$0.63	$1.84	$1.80
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
	(Unaudited)
Net income	$129,451	$123,604	$366,987	$357,216
Net unrealized (loss) gain on available-for-sale securities	(84,109)	68,948	(88,426)	96,056
Other comprehensive (loss) income before tax effect	(84,109)	68,948	(88,426)	96,056
Tax effect on other comprehensive loss (income)	19,257	(16,131)	20,481	(23,075)
Other comprehensive (loss) income	(64,852)	52,817	(67,945)	72,981
Comprehensive income	$64,599	$176,421	$299,042	$430,197
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2026
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2026	$1,964	$2,201,923	$2,258,871	$(165,887)	$4,296,871
Comprehensive income:
Net income	—	—	118,209	—	118,209
Other comprehensive loss	—	—	—	(13,522)	(13,522)
Net issuance of 11,833 shares of common stock from exercise of stock options	—	—	—	—	—
Repurchase of 507,622 shares of common stock	(5)	(13,888)	—	—	(13,893)
Share-based compensation net issuance of 532,800 shares of restricted common stock	5	3,208	—	—	3,213
Excise tax from repurchase of common stock	—	—	—	—	—
Cash dividends – Common Stock, $0.21 per share	—	—	(41,293)	—	(41,293)
Balances at March 31, 2026 (unaudited)	$1,964	$2,191,243	$2,335,787	$(179,409)	$4,349,585
Comprehensive income:
Net income	—	—	119,327	—	119,327
Other comprehensive income	—	—	—	10,429	10,429
Net issuance of 5,731 shares of common stock from exercise of stock options	—	—	—	—	—
Issuance of 5,421,521 shares of common stock - Mountain Commerce Acquisition	54	145,949	—	—	146,003
Repurchase of 1,500,000 shares of common stock	(15)	(40,445)	—	—	(40,460)
Share-based compensation net issuance of 138,667 shares of restricted common stock	2	5,190	—	—	5,192
Excise tax from repurchase of common stock	—	(386)	—	—	(386)
Cash dividends – Common Stock, $0.21 per share	—	—	(42,255)	—	(42,255)
Balances at June 30, 2026 (unaudited)	$2,005	$2,301,551	$2,412,859	$(168,980)	$4,547,435
Comprehensive income:
Net Income	—	—	129,451	—	129,451
Other comprehensive loss	—	—	—	(64,852)	(64,852)
Net issuance of 44,489 shares of common stock from exercise of stock options	—	(1)	—	—	(1)
Repurchase of 1,300,000 shares of common stock	(13)	(39,288)	—	—	(39,301)
Share-based compensation net issuance of 5,000 shares of restricted common stock	—	3,382	—	—	3,382
Excise tax from repurchase of common stock	—	(376)	—	—	(376)
Cash dividends – Common Stock, $0.23 per share	—	—	(45,977)	—	(45,977)
Balances at September 30, 2026 (unaudited)	$1,992	$2,265,268	$2,496,333	$(233,832)	$4,529,761
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2025
(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2025	$1,989	$2,272,794	$1,942,350	$(256,108)	$3,961,025
Comprehensive income:
Net income	—	—	115,209	—	115,209
Other comprehensive income	—	—	—	31,568	31,568
Net issuance of 71,734 shares of common stock from exercise of stock options	1	526	—	—	527
Repurchase of 1,000,000 shares of common stock	(10)	(29,689)	—	—	(29,699)
Share-based compensation net issuance of 252,000 shares of restricted common stock	2	2,798	—	—	2,800
Excise tax from repurchase of common stock	—	(117)	—	—	(117)
Cash dividends – Common Stock, $0.195 per share	—	—	(38,758)	—	(38,758)
Balances at March 31, 2025 (unaudited)	$1,982	$2,246,312	$2,018,801	$(224,540)	$4,042,555
Comprehensive income:
Net income	—	—	118,403	—	118,403
Other comprehensive loss	—	—	—	(11,404)	(11,404)
Net issuance of 34,521 shares of common stock from exercise of stock options	—	75	—	—	75
Repurchase of 1,000,000 shares of common stock	(10)	(27,008)	—	—	(27,018)
Share-based compensation net forfeiture of 2,000 shares of restricted common stock	—	2,656	—	—	2,656
Excise tax from repurchase of common stock	—	(459)	—	—	(459)
Cash dividends – Common Stock, $0.20 per share	—	—	(39,492)	—	(39,492)
Balances at June 30, 2025 (unaudited)	$1,972	$2,221,576	$2,097,712	$(235,944)	$4,085,316
Comprehensive income:
Net Income	—	—	123,604	—	123,604
Other comprehensive loss	—	—	—	52,817	52,817
Net issuance of 668 shares of common stock from exercise of stock options	—	—	—	—	—
Repurchase of 350,000 shares of common stock	(3)	(9,925)	—	—	(9,928)
Share-based compensation	—	2,653	—	—	2,653
Excise tax from repurchase of common stock	—	(93)	—	—	(93)
Cash dividends – Common Stock, $0.200 per share	—	—	(39,405)	—	(39,405)
Balances at September 30, 2025 (unaudited)	$1,969	$2,214,211	$2,181,911	$(183,127)	$4,214,964
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2026	2025
	(Unaudited)
Operating Activities
Net income	$366,987	$357,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	24,837	21,746
Decrease (increase) in value of equity securities	1,347	(1,224)
Increase in value of equity method investments	(8,442)	(10,708)
Amortization of securities, net	7,678	9,868
Accretion of purchased loans	(7,554)	(3,883)
Share-based compensation	11,787	8,109
Gain on assets	(2,742)	(2,143)
Gain on repurchase of subordinated debentures	—	(1,882)
Provision for credit losses - loans	6,700	9,700
Recovery of credit losses - unfunded commitments	(1,000)	(1,000)
Recovery of credit losses - investment securities	—	(2,194)
Deferred income tax effect	8,107	7,659
Increase in cash value of life insurance	(4,451)	(4,661)
Originations of mortgage loans held for sale	(987,641)	(540,697)
Proceeds from sales of mortgage loans held for sale	994,992	475,426
Changes in assets and liabilities:
Accrued interest receivable	2,593	9,427
Other assets	13,544	(29,654)
Accrued interest payable and other liabilities	(7,365)	9,471
Net cash provided by operating activities	419,377	310,576
Investing Activities
Net (increase) decrease in federal funds sold	(1,025)	100
Net decrease (increase) in loans, excluding purchased loans	228,413	(460,582)
Purchases of investment securities – available-for-sale	(52,098)	(80,116)
Proceeds from maturities of investment securities – available-for-sale	317,488	315,461
Proceeds from maturities of investment securities – held-to-maturity	9,372	12,184
Purchases of equity securities	—	(5,000)
Proceeds from sales of equity securities	2,000	—
Redemption of other investments	4,400	11,660
Purchases for improvements to foreclosed assets	—	(2,925)
Proceeds from sale of foreclosed assets	9,480	8,374
Proceeds from sale of SBA loans	1,285	4,998
Purchases of premises and equipment	(25,990)	(17,797)
Proceeds from sale of premises and equipment	7,314	14,475
Return of investment on cash value of life insurance, net	3,810	6,784
Net cash received - market acquisition	88,174	—
Net cash provided by (used in) investing activities	592,623	(192,384)
Financing Activities
Net (decrease) increase in deposits	(266,721)	181,399
Net increase (decrease) in securities sold under agreements to repurchase	5,378	(16,352)
Decrease in FHLB and other borrowed funds	(335,000)	(50,250)
Retirement of subordinated debentures	—	(158,049)
Proceeds from exercise of stock options, net	—	602
Repurchase of common stock	(94,417)	(67,314)
Dividends paid on common stock	(129,525)	(117,655)
Net cash used in financing activities	(820,285)	(227,619)
Net change in cash and cash equivalents	191,715	(109,427)
Cash and cash equivalents – beginning of year	667,337	910,347
Cash and cash equivalents – end of period	$859,052	$800,920
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Home BancShares, Inc. (the "Company" or "HBI") is a bank holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its wholly-owned community bank subsidiary – Centennial Bank (sometimes referred to as "Centennial" or the "Bank"). As of September 30, 2026, the Bank had branch locations in Arkansas, Florida, South Alabama, Tennessee, Texas and New York City. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank ("FRB") and interest-bearing deposits with other banks. Included in cash and cash equivalents were $7.9 million and $9.4 million of restricted cash as of September 30, 2026 and December 31, 2025, respectively.

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
Earnings per Share
Basic earnings per share is computed based on the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$129,451	$123,604	$366,987	$357,216
Average shares outstanding	199,868	197,078	199,219	197,750
Effect of common stock options	183	210	194	202
Average diluted shares outstanding	200,051	197,288	199,413	197,952
Basic earnings per share	$0.65	$0.63	$1.84	$1.81
Diluted earnings per share	$0.65	$0.63	$1.84	$1.80
The impact of anti-dilutive shares to the diluted earnings per share calculation was considered immaterial for the periods ended September 30, 2026 and 2025.
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
3. Investment Securities
The following table summarizes the amortized cost and fair value of securities that are classified as available-for-sale and held-to-maturity:

	September 30, 2026
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$202,214	$—	$202,214	$884	$(7,932)	$195,166
U.S. government-sponsored mortgage-backed securities	1,257,383	—	1,257,383	983	(173,324)	1,085,042
Private mortgage-backed securities	174,145	—	174,145	15	(12,905)	161,255
Non-government-sponsored asset backed securities	96,526	—	96,526	86	(1,341)	95,271
State and political subdivisions	944,432	—	944,432	24	(104,304)	840,152
Other securities	244,004	—	244,004	1,068	(8,581)	236,491
Total	$2,918,704	$—	$2,918,704	$3,060	$(308,387)	$2,613,377

	September 30, 2026
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$44,057	$—	$44,057	$—	$(2,702)	$41,355
U.S. government-sponsored mortgage-backed securities	108,524	—	108,524	—	(7,932)	100,592
State and political subdivisions	1,099,670	(2,005)	1,097,665	3	(148,175)	949,493
Total	$1,252,251	$(2,005)	$1,250,246	$3	$(158,809)	$1,091,440

	December 31, 2025
	Available-for-Sale
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$246,891	$—	$246,891	$998	$(7,107)	$240,782
U.S. government-sponsored mortgage-backed securities	1,345,469	—	1,345,469	1,478	(133,999)	1,212,948
Private mortgage-backed securities	152,578	—	152,578	126	(6,984)	145,720
Non-government-sponsored asset backed securities	158,446	—	158,446	325	(927)	157,844
State and political subdivisions	951,822	—	951,822	1,419	(65,403)	887,838
Other securities	233,614	—	233,614	2,147	(8,962)	226,799
Total	$3,088,820	$—	$3,088,820	$6,493	$(223,382)	$2,871,931

	December 31, 2025
	Held-to-Maturity
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$43,841	$—	$43,841	$—	$(1,391)	$42,450
U.S. government-sponsored mortgage-backed securities	114,813	—	114,813	400	(3,258)	111,955
State and political subdivisions	1,102,613	(2,005)	1,100,608	71	(94,032)	1,006,647
Total	$1,261,267	$(2,005)	$1,259,262	$471	$(98,681)	$1,161,052
On April 1, 2026, the Company completed the acquisition of MCBI. Including the effects of the known purchase accounting adjustments, as of the acquisition date, MCBI had approximately $103.3 million in investments. The Company classified the entire balance of investments acquired from MCBI as available-for-sale at the acquisition date.
Assets, principally investment securities, having a carrying value of approximately $2.40 billion and $2.65 billion at September 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, as collateral for repurchase agreements, and for other purposes required or permitted by law. Investment securities pledged as collateral for repurchase agreements totaled approximately $161.2 million and $155.8 million at September 30, 2026 and December 31, 2025, respectively.
The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at September 30, 2026, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$78,968	$78,361	$4,981	$4,951
Due after one year through five years	232,146	219,602	154,958	145,215
Due after five years through ten years	350,630	326,709	367,299	323,652
Due after ten years	728,906	647,137	616,489	517,030
U.S. government-sponsored mortgage-backed securities	1,257,383	1,085,042	108,524	100,592
Private mortgage-backed securities	174,145	161,255	—	—
Non-government-sponsored asset backed securities	96,526	95,271	—	—
Total	$2,918,704	$2,613,377	$1,252,251	$1,091,440
During the three and nine months ended September 30, 2026 and 2025, no available-for-sale securities were sold.
The following table shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$1,747	$(56)	$132,451	$(7,876)	$134,198	$(7,932)
U.S. government-sponsored mortgage-backed securities	79,501	(3,716)	950,368	(169,608)	1,029,869	(173,324)
Private mortgage-backed securities	34,765	(1,762)	125,438	(11,143)	160,203	(12,905)
Non-government-sponsored asset backed securities	16,641	(263)	24,899	(1,078)	41,540	(1,341)
State and political subdivisions	157,860	(7,731)	661,638	(96,573)	819,498	(104,304)
Other securities	79,440	(1,852)	104,304	(6,729)	183,744	(8,581)
Total	$369,954	$(15,380)	$1,999,098	$(293,007)	$2,369,052	$(308,387)
Held-to-maturity:
U.S. government-sponsored enterprises	$14,537	$(463)	$26,817	$(2,239)	$41,354	$(2,702)
U.S. government-sponsored mortgage-backed securities	51,119	(2,413)	49,473	(5,519)	100,592	(7,932)
State and political subdivisions	36,025	(2,007)	914,721	(146,168)	950,746	(148,175)
Total	$101,681	$(4,883)	$991,011	$(153,926)	$1,092,692	$(158,809)

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Available-for-sale:
U.S. government-sponsored enterprises	$7,152	$(32)	$165,091	$(7,075)	$172,243	$(7,107)
U.S. government-sponsored mortgage-backed securities	26,462	(136)	1,087,888	(133,863)	1,114,350	(133,999)
Private mortgage-backed securities	—	—	135,255	(6,984)	135,255	(6,984)
Non-government-sponsored asset backed securities	22,987	(13)	44,666	(914)	67,653	(927)
State and political subdivisions	15,301	(505)	744,922	(64,898)	760,223	(65,403)
Other securities	5,505	(67)	125,216	(8,895)	130,721	(8,962)
Total	$77,407	$(753)	$2,303,038	$(222,629)	$2,380,445	$(223,382)
Held-to-maturity:
U.S. government-sponsored enterprises	$—	$—	$42,451	$(1,391)	$42,451	$(1,391)
U.S. government-sponsored mortgage-backed securities	16,763	(88)	64,000	(3,170)	80,763	(3,258)
State and political subdivisions	19,137	(143)	983,938	(93,889)	1,003,075	(94,032)
Total	$35,900	$(231)	$1,090,389	$(98,450)	$1,126,289	$(98,681)
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
During the three and nine months ended September 30, 2026, the Company determined no allowance for credit losses on the available-for-sale portfolio was necessary. The Company also determined the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no provision was considered necessary for either portfolio.

During the three and nine months ended September 30, 2025, the Company released the $2.2 million allowance for credit losses on the available-for-sale portfolio due to an upgrade in the credit quality of the subordinated debt investment securities for which an allowance had been recorded. However, the Company determined the $2.0 million allowance for credit losses on the held-to-maturity portfolio were adequate. Therefore, no additional provision was considered necessary.

Available-for-Sale Investment Securities
	September 30, 2026	December 31, 2025
Allowance for credit losses:	(In thousands)
Beginning balance, January 1	$—	$2,195
Recovery of credit losses	—	(2,195)
Balance, September 30	$—	$—
Recovery of credit loss		—
Balance, December 31, 2025		$—

Held-to-Maturity Investment Securities
	September 30, 2026	December 31, 2025
Allowance for credit losses:	(In thousands)
Beginning balance, January 1	$2,005	$2,005
Provision for credit losses	—	—
Balance, September 30	$2,005	$2,005
Provision for credit loss		—
Balance, December 31, 2025		$2,005
For the nine months ended September 30, 2026, the Company had available-for-sale investment securities with approximately $308.4 million in unrealized losses, of which $293.0 million had been in continuous loss positions for more than twelve months. The Company’s assessments indicated the cause of the market depreciation was primarily due to the change in interest rates and not the issuer’s financial condition or downgrades by rating agencies. In addition, approximately 40.9% of the principal balance from the Company’s investment portfolio will mature or are expected to pay down within five years or less. The Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
As of September 30, 2026, the Company's available-for-sale securities portfolio consisted of 1,511 investment securities, 1,324 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $308.4 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $7.9 million on 59 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained $173.3 million of unrealized losses on 627 securities, and the private mortgage-backed securities portfolio contained $12.9 million of unrealized losses on 54 securities. The non-government-sponsored asset backed securities portfolio contained $1.3 million of unrealized losses on 13 securities. The state and political subdivisions portfolio contained $104.3 million of unrealized losses on 513 securities. In addition, the other securities portfolio contained $8.6 million of unrealized losses on 58 securities. The unrealized losses on the Company's investments were a result of interest rate changes, and the Company expects to recover the amortized cost basis over the term of the securities. The Company has determined that, as of September 30, 2026, a reserve for credit losses is not necessary because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
As of September 30, 2026, the Company's held-to-maturity securities portfolio consisted of 511 investment securities, 508 of which were in an unrealized loss position. As noted in the table above, the total amount of the unrealized loss was $158.8 million. The U.S. government-sponsored enterprises portfolio contained unrealized losses of $2.7 million on 5 securities. The U.S. government-sponsored mortgage-backed securities portfolio contained unrealized losses of $7.9 million on 19 securities. The state and political subdivisions portfolio contained $148.2 million of unrealized losses on 484 securities. The unrealized losses on the Company's investments were a result of interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value was attributable to changes in interest rates and not credit quality, the Company has determined that an additional provision for credit losses was not necessary as of September 30, 2026.

The following table summarizes bond ratings for the Company’s held-to-maturity portfolio, based upon amortized cost, issued by state and political subdivisions and other securities as of September 30, 2026:

	State and political subdivisions	U.S. government-sponsored enterprises	U.S. government-sponsored mortgage-backed securities	Total
	(In thousands)
Aaa/AAA	$236,306	$44,057	$—	$280,363
Aa/AA	812,798	—	—	812,798
A	38,812	—	—	38,812
Baa/BBB	2,538	—	—	2,538
Not rated	9,216	—	—	9,216
Agency backed	—	—	108,524	108,524
Total	$1,099,670	$44,057	$108,524	$1,252,251
Income earned on securities for the three and nine months ended September 30, 2026 and 2025, is as follows:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Taxable
Available-for-sale	$17,585	$18,899	$53,360	$57,991
Held-to-maturity	7,386	7,427	22,126	22,212
Non-taxable
Available-for-sale	4,718	4,706	14,346	13,865
Held-to-maturity	2,993	3,037	9,005	9,154
Total	$32,682	$34,069	$98,837	$103,222
4. Loans Receivable
The various categories of loans receivable are summarized as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,543,038	$5,290,112
Construction/land development	2,851,115	2,726,993
Agricultural	326,929	332,412
Residential real estate loans
Residential 1-4 family	2,486,120	2,134,334
Multifamily residential	1,281,202	1,140,911
Total real estate	12,488,404	11,624,762
Consumer	1,305,141	1,253,746
Commercial and industrial	2,330,327	2,222,401
Agricultural	372,834	359,879
Other	413,915	225,421
Total loans receivable	16,910,621	15,686,209
Allowance for credit losses	(326,220)	(297,583)
Loans receivable, net	$16,584,401	$15,388,626

On April 1, 2026, the Company completed the acquisition of MCBI. Including the effects of the known purchase accounting adjustments, as of the acquisition date, MCBI had approximately $1.47 billion in loans. This balance consisted of approximately $46.3 million in PCD loans and $1.42 billion in PSL loans.
During the three months ended September 30, 2026, the Company did not sell guaranteed portions of SBA loans. During the nine months ended September 30, 2026, the Company sold $1.2 million of the guaranteed portions of SBA loans, which resulted in a gain of approximately $80,000. During the three months ended September 30, 2025, the Company sold $640,000 of the guaranteed portions of certain SBA loans, which resulted in a gain of approximately $46,000. During the nine months ended September 30, 2025, the Company sold $4.6 million guaranteed portions of certain SBA loans, which resulted in a gain of approximately $334,000.
Mortgage loans held for sale of approximately $196.6 million and $204.0 million at September 30, 2026 and December 31, 2025, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. The Company regularly sells mortgages into the capital markets to mitigate the effects of interest rate volatility during the period from the time an interest rate lock commitment ("IRLC") is issued until the IRLC funds creating a mortgage loan held for sale and its subsequent sale into the secondary/capital markets. Loan sales are typically executed on a mandatory basis. Under a mandatory commitment, the Company agrees to deliver a specified dollar amount with predetermined terms by a certain date. Generally, the commitment is not loan specific, and any combination of loans can be delivered into the outstanding commitment provided the terms fall within the parameters of the commitment. Upon failure to deliver, the Company is subject to fees based on market movement. These commitments and IRLCs are derivative instruments and their fair values at September 30, 2026 and December 31, 2025 were not material.
The Company held approximately $89.5 million and $52.2 million in PCD loans, as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, $45.1 million and $44.4 million resulted from the acquisitions of Happy Bancshares, Inc. in 2022 and MCBI in 2026, respectively.
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
Each year management evaluates the performance of the selected models used in the CECL calculation through backtesting. Based on the results of the testing, management determines if the various models produced accurate results compared to the actual losses incurred for the current economic environment. Management then determines if changes to the assumptions and economic factors would produce a stronger overall calculation that is more responsive to changes in economic conditions. The Company continues to use regression analysis to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default for the changes in the economic factors for the loss driver segments. Based on this analysis, management determined that changes to some of the economic factors for the loss driver segments, along with other model improvements and updates, were necessary, and updated models were implemented beginning with the March 31, 2026 allowance for credit losses calculation. The identified loss drivers by segment are included below as of both September 30, 2026 and December 31, 2025:

September 30, 2026
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
During the three months ended September 30, 2026, the Company did not record a provision for credit losses on loans or unfunded commitments as the existing allowance was considered adequate based on current portfolio credit quality, economic conditions and other relevant factors.. During the nine months ended September 30, 2026, the Company recorded $6.7 million in provision for credit losses on loans, and the Company recovered $1.0 million in credit losses on unfunded commitments.

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
The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$51,506	$100,444	$86,150	$59,618	$30,651	$328,369
Loans charged off	—	—	(402)	(1,548)	(1,719)	(3,669)
Recoveries of loans previously charged off	—	10	1,005	359	146	1,520
Net loans recovered (charged off)	—	10	603	(1,189)	(1,573)	(2,149)
Provision for credit losses	903	(7,008)	588	2,415	3,102	—
Balance, September 30	$52,409	$93,446	$87,341	$60,844	$32,180	$326,220

	Nine Months Ended September 30, 2026
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$48,023	$77,220	$72,692	$65,932	$33,716	$297,583
Allowance for credit losses on acquired loans - MCBI	1,299	11,589	14,008	4,198	239	31,333
Loans charged off	—	(2,672)	(1,019)	(4,293)	(5,054)	(13,038)
Recoveries of loans previously charged off	45	674	1,213	708	1,002	3,642
Net loans recovered (charged off)	45	(1,998)	194	(3,585)	(4,052)	(9,396)
Provision for credit losses	3,042	6,635	447	(5,701)	2,277	6,700
Balance, September 30	$52,409	$93,446	$87,341	$60,844	$32,180	$326,220

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2025 and the year ended December 31, 2025:

	Three Months Ended September 30, 2025
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$46,741	$84,279	$57,972	$60,581	$32,296	$281,869
Loans charged off	—	(84)	(240)	(2,821)	(1,506)	(4,651)
Recoveries of loans previously charged off	2	711	149	653	216	1,731
Net loans recovered (charged off)	2	627	(91)	(2,168)	(1,290)	(2,920)
Provision for credit losses	670	(3,406)	4,903	2,632	1,901	6,700
Balance, September 30	$47,413	$81,500	$62,784	$61,045	$32,907	$285,649

	Nine Months Ended September 30, 2025 and Year Ended December 31, 2025
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$52,271	$91,315	$50,835	$49,621	$31,838	$275,880
Loans charged off	(70)	(2,403)	(369)	(5,351)	(3,987)	(12,180)
Recoveries of loans previously charged off	543	8,500	212	2,226	768	12,249
Net loans (charged off) recovered	473	6,097	(157)	(3,125)	(3,219)	69
Provision for credit loss - loans	(5,331)	(15,912)	12,106	14,549	4,288	9,700
Balance, September 30	47,413	81,500	62,784	61,045	32,907	285,649
Loans charged off	—	(631)	(262)	(1,026)	(1,144)	(3,063)
Recoveries of loans previously charged off	33	200	11	152	201	597
Net loans (charged off) recovered	33	(431)	(251)	(874)	(943)	(2,466)
Provision for credit loss - loans	577	(3,849)	10,159	5,761	1,752	14,400
Balance, December 31	$48,023	$77,220	$72,692	$65,932	$33,716	$297,583

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$54,483	$11,629	$—
Construction/land development	23,231	2,780	450
Agricultural	892	—	—
Residential real estate loans
Residential 1-4 family	29,289	—	4,551
Multifamily residential	12,055	10,944	—
Total real estate	119,950	25,353	5,001
Consumer	10,010	4,981	1
Commercial and industrial	64,594	—	4
Agricultural & other	1,235	—	12
Total	$195,789	$30,334	$5,018

	December 31, 2025
	Nonaccrual	Nonaccrual with Reserve	Loans Past Due Over 90 Days Still Accruing
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$21,685	$14,752	$—
Construction/land development	5,444	—	405
Agricultural	489	—	—
Residential real estate loans
Residential 1-4 family	24,149	—	2,321
Multifamily residential	10,925	10,113	—
Total real estate	62,692	24,865	2,726
Consumer	10,326	4,981	3,290
Commercial and industrial	3,760	—	964
Agricultural & other	1,224	—	—
Total	$78,002	$29,846	$6,980
The Company had $195.8 million and $78.0 million in nonaccrual loans as of September 30, 2026 and December 31, 2025, respectively. In addition, the Company had $5.0 million and $7.0 million in loans past due 90 days or more and still accruing as of September 30, 2026 and December 31, 2025, respectively.
The Company had $30.3 million and $29.8 million in nonaccrual loans with a specific reserve as of September 30, 2026 and December 31, 2025, respectively. Interest income recognized on the non-accrual loans for the periods ended September 30, 2026 and September 30, 2025 was considered immaterial.

The following table presents the amortized cost basis of impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) by class of loans as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$87,009	$—	$—
Construction/land development	23,681	—	—
Agricultural	892	—	—
Residential real estate loans
Residential 1-4 family	—	36,889	—
Multifamily residential	—	24,292	—
Total real estate	111,582	61,181	—
Consumer	—	—	10,011
Commercial and industrial	—	—	64,647
Agricultural & other	—	—	1,246
Total	$111,582	$61,181	$75,904

	December 31, 2025
	Commercial Real Estate	Residential Real Estate	Other
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$93,550	$—	$—
Construction/land development	5,849	—	—
Agricultural	489	—	—
Residential real estate loans
Residential 1-4 family	—	29,402	—
Multifamily residential	—	10,925	—
Total real estate	99,888	40,327	—
Consumer	—	—	13,616
Commercial and industrial	—	—	64,367
Agricultural & other	—	—	1,224
Total	$99,888	$40,327	$79,207
The Company had $248.7 million and $219.4 million in impaired loans for the periods ended September 30, 2026 and December 31, 2025, respectively.
Interest recognized on impaired loans during the three and nine months ended September 30, 2026 was approximately $751,000 and $2.2 million, respectively. Interest recognized on impaired loans during the three and nine months ended September 30, 2025 was approximately $2.8 million and $8.4 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

The following is an aging analysis for loans receivable as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7,372	$5,831	$54,483	$67,686	$5,475,352	$5,543,038	$—
Construction/land development	684	2,021	23,681	26,386	2,824,729	2,851,115	450
Agricultural	—	—	892	892	326,037	326,929	—
Residential real estate loans
Residential 1-4 family	3,735	7,506	33,840	45,081	2,441,039	2,486,120	4,551
Multifamily residential	12,237	—	12,055	24,292	1,256,910	1,281,202	—
Total real estate	24,028	15,358	124,951	164,337	12,324,067	12,488,404	5,001
Consumer	3,968	3,333	10,011	17,312	1,287,829	1,305,141	1
Commercial and industrial	1,600	117	64,598	66,315	2,264,012	2,330,327	4
Agricultural & other	1,611	47	1,247	2,905	783,844	786,749	12
Total	$31,207	$18,855	$200,807	$250,869	$16,659,752	$16,910,621	$5,018

	December 31, 2025
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$37,448	$4,723	$21,685	$63,856	$5,226,256	$5,290,112	$—
Construction/land development	207	7,208	5,849	13,264	2,713,729	2,726,993	405
Agricultural	99	—	489	588	331,824	332,412	—
Residential real estate loans
Residential 1-4 family	3,709	4,650	26,470	34,829	2,099,505	2,134,334	2,321
Multifamily residential	—	—	10,925	10,925	1,129,986	1,140,911	—
Total real estate	41,463	16,581	65,418	123,462	11,501,300	11,624,762	2,726
Consumer	1,251	210	13,616	15,077	1,238,669	1,253,746	3,290
Commercial and industrial	41,433	1,048	4,724	47,205	2,175,196	2,222,401	964
Agricultural and other	1,267	14	1,224	2,505	582,795	585,300	—
Total	$85,414	$17,853	$84,982	$188,249	$15,497,960	$15,686,209	$6,980

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk rating of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in Arkansas, Florida, Texas, Tennessee, Alabama and New York.
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

Based on the most recent analysis performed, the risk category of loans by class of loans as of September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$2,115	$—	$686	$933	$1,965	$14,291	$—	$19,990
Risk rating 2	9,488	33,656	24,664	37,936	54,265	70,984	14,390	245,383
Risk rating 3	522,651	556,807	236,648	277,344	521,889	985,234	226,218	3,326,791
Risk rating 4	57,899	100,391	164,035	61,786	380,805	791,077	144,968	1,700,961
Risk rating 5	653	434	1,828	1,168	25,542	31,611	4,249	65,485
Risk rating 6	260	12,367	34,536	4,676	42,914	89,162	225	184,140
Risk rating 7	—	—	—	—	—	288	—	288
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	593,066	703,655	462,397	383,843	1,027,380	1,982,647	390,050	5,543,038
Construction/land development
Risk rating 1	$756	$—	$151	$570	$—	$135	$—	$1,612
Risk rating 2	2,723	5,824	6,354	126	7,321	1,806	13	24,167
Risk rating 3	423,205	962,973	457,449	59,017	102,723	60,779	97,621	2,163,767
Risk rating 4	141,180	93,804	128,066	105,107	35,820	24,176	103,093	631,246
Risk rating 5	—	—	3,732	3,110	133	—	—	6,975
Risk rating 6	—	139	7,172	—	15,126	883	28	23,348
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	567,864	1,062,740	602,924	167,930	161,123	87,779	200,755	2,851,115
Agricultural
Risk rating 1	$138	$—	$—	$—	$—	$256	$16	$410
Risk rating 2	715	500	—	215	435	1,477	—	3,342
Risk rating 3	36,555	26,802	16,753	15,141	18,526	34,876	52,151	200,804
Risk rating 4	8,763	17,430	22,125	2,839	15,195	35,318	12,625	114,295
Risk rating 5	—	—	—	—	4,004	94	—	4,098
Risk rating 6	—	—	—	34	344	3,449	153	3,980
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	46,171	44,732	38,878	18,229	38,504	75,470	64,945	326,929
Total commercial real estate loans	$1,207,101	$1,811,127	$1,104,199	$570,002	$1,227,007	$2,145,896	$655,750	$8,721,082
Residential real estate loans
Residential 1-4 family
Risk rating 1	$1,910	$1,672	$2,596	$6,474	$21,595	$20,806	$10,037	$65,090
Risk rating 2	7,582	19,997	9,148	10,040	59,306	56,468	36,825	199,366
Risk rating 3	197,080	201,164	186,140	217,466	355,802	530,937	148,603	1,837,192
Risk rating 4	12,516	22,138	30,184	10,923	49,032	161,428	54,260	340,481
Risk rating 5	—	2,146	—	629	741	3,736	247	7,499
Risk rating 6	1	1,548	2,440	3,135	7,808	17,312	786	33,030
Risk rating 7	—	420	242	—	2,800	—	—	3,462
Risk rating 8	—	—	—	—	—	—	—	—
Total residential 1-4 family	219,089	249,085	230,750	248,667	497,084	790,687	250,758	2,486,120

	September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	11,749	2,074	—	10,770	1,744	8,632	—	34,969
Risk rating 3	90,662	244,309	175,287	3,770	172,644	152,925	25,037	864,634
Risk rating 4	5,535	3,138	54,080	73,965	155,889	33,135	3,738	329,480
Risk rating 5	—	—	—	9,556	12,237	—	—	21,793
Risk rating 6	—	—	—	—	29,075	140	—	29,215
Risk rating 7	—	—	—	—	—	1,111	—	1,111
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	107,946	249,521	229,367	98,061	371,589	195,943	28,775	1,281,202
Total real estate	$1,534,136	$2,309,733	$1,564,316	$916,730	$2,095,680	$3,132,526	$935,283	$12,488,404
Consumer
Risk rating 1	$3,882	$4,499	$2,274	$860	$822	$1,457	$1,862	$15,656
Risk rating 2	14	31	—	18	250	201	2,486	3,000
Risk rating 3	217,214	244,179	189,432	119,305	128,174	336,407	2,885	1,237,596
Risk rating 4	1,667	6,344	711	1,164	4,086	3,790	259	18,021
Risk rating 5	—	14	—	—	461	142	—	617
Risk rating 6	4	983	12,413	6,833	4,224	5,412	2	29,871
Risk rating 7	—	—	—	—	—	177	—	177
Risk rating 8	—	—	—	203	—	—	—	203
Total consumer	222,781	256,050	204,830	128,383	138,017	347,586	7,494	1,305,141
Commercial and industrial
Risk rating 1	$1,758	$2,613	$1,983	$293	$526	$32,275	$16,591	$56,039
Risk rating 2	1,774	1,130	3,141	787	10,259	5,813	14,587	37,491
Risk rating 3	134,566	318,583	64,957	67,722	29,538	73,330	851,688	1,540,384
Risk rating 4	27,592	99,622	33,048	68,538	74,938	50,088	271,880	625,706
Risk rating 5	—	—	70	11	40	353	182	656
Risk rating 6	193	1,150	42,456	1,823	363	1,115	21,925	69,025
Risk rating 7	—	—	—	—	—	811	—	811
Risk rating 8	—	—	—	—	—	215	—	215
Total commercial and industrial	165,883	423,098	145,655	139,174	115,664	164,000	1,176,853	2,330,327
Agricultural and other
Risk rating 1	$653	$117	$480	$44	$78	$89	$1,722	$3,183
Risk rating 2	703	—	114	204	16	—	1,743	2,780
Risk rating 3	173,987	6,992	3,242	2,598	1,399	32,242	240,449	460,909
Risk rating 4	48,393	4,941	4,839	863	33,149	12,714	209,837	314,736
Risk rating 5	2,788	—	—	—	741	6	—	3,535
Risk rating 6	—	—	158	160	336	860	92	1,606
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	226,524	12,050	8,833	3,869	35,719	45,911	453,843	786,749
Total	$2,149,324	$3,000,931	$1,923,634	$1,188,156	$2,385,080	$3,690,023	$2,573,473	$16,910,621

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Risk rating 1	$—	$—	$—	$—	$—	$301	$—	$301
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	492,228	210,249	252,348	561,439	426,072	978,310	206,694	3,127,340
Risk rating 4	86,206	108,516	96,811	558,844	278,939	561,388	240,408	1,931,112
Risk rating 5	239	664	1,392	13,790	—	23,161	—	39,246
Risk rating 6	11,983	33,432	1,735	40,615	6,407	97,516	—	191,688
Risk rating 7	—	—	425	—	—	—	—	425
Risk rating 8	—	—	—	—	—	—	—	—
Total non-farm/non-residential	590,656	352,861	352,711	1,174,688	711,418	1,660,676	447,102	5,290,112
Construction/land development
Risk rating 1	$—	$—	$—	$—	$8	$—	$—	$8
Risk rating 2	376	93	129	—	—	120	—	718
Risk rating 3	739,449	863,012	181,685	108,648	23,610	54,423	68,558	2,039,385
Risk rating 4	63,720	201,687	56,444	143,542	14,648	20,780	163,294	664,115
Risk rating 5	—	—	—	16,024	—	—	—	16,024
Risk rating 6	—	4,584	275	512	536	836	—	6,743
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total construction/land development	803,545	1,069,376	238,533	268,726	38,802	76,159	231,852	2,726,993
Agricultural
Risk rating 1	$—	$—	$—	$1,169	$—	$—	$—	$1,169
Risk rating 2	—	—	225	—	1,012	—	—	1,237
Risk rating 3	25,875	20,454	16,985	24,312	11,587	37,628	48,561	185,402
Risk rating 4	18,496	24,511	6,407	19,027	18,746	32,232	14,119	133,538
Risk rating 5	—	—	—	4,194	—	111	—	4,305
Risk rating 6	—	1,881	34	358	1,646	2,527	315	6,761
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural	44,371	46,846	23,651	49,060	32,991	72,498	62,995	332,412
Total commercial real estate loans	$1,438,572	$1,469,083	$614,895	$1,492,474	$783,211	$1,809,333	$741,949	$8,349,517
Residential real estate loans
Residential 1-4 family
Risk rating 1	$—	$—	$—	$—	$—	$83	$1	$84
Risk rating 2	—	—	156	—	—	—	1	157
Risk rating 3	284,182	179,100	230,204	344,291	165,821	393,067	120,796	1,717,461
Risk rating 4	14,704	36,409	14,293	53,960	100,597	73,643	83,482	377,088
Risk rating 5	331	—	684	653	981	5,599	101	8,349
Risk rating 6	117	667	4,143	8,520	4,481	12,693	574	31,195
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total residential 1-4 family	299,334	216,176	249,480	407,424	271,880	485,085	204,955	2,134,334

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Multifamily residential
Risk rating 1	$—	$—	$—	$—	$—	$—	$—	$—
Risk rating 2	—	—	—	—	—	—	—	—
Risk rating 3	237,328	55,087	58,077	141,548	29,736	104,185	9,189	635,150
Risk rating 4	897	663	199,306	197,414	10,767	23,742	29,872	462,661
Risk rating 5	—	—	—	—	503	1,501	—	2,004
Risk rating 6	—	—	—	40,113	—	983	—	41,096
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total multifamily residential	238,225	55,750	257,383	379,075	41,006	130,411	39,061	1,140,911
Total real estate	$1,976,131	$1,741,009	$1,121,758	$2,278,973	$1,096,097	$2,424,829	$985,965	$11,624,762
Consumer
Risk rating 1	$4,723	$2,974	$1,306	$970	$449	$1,191	$1,654	$13,267
Risk rating 2	—	—	—	—	—	217	—	217
Risk rating 3	277,176	216,183	150,202	153,393	140,454	255,252	1,218	1,193,878
Risk rating 4	2,526	1,916	1,031	5,092	1,509	4,376	126	16,576
Risk rating 5	—	—	114	464	200	1,146	—	1,924
Risk rating 6	778	12,570	6,296	1,504	246	5,322	28	26,744
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	1,140	—	—	—	1,140
Total consumer	285,203	233,643	158,949	162,563	142,858	267,504	3,026	1,253,746
Commercial and industrial
Risk rating 1	$951	$3,241	$288	$364	$636	$20,727	$14,327	$40,534
Risk rating 2	2	43	62	277	—	20	4,018	4,422
Risk rating 3	401,676	92,773	419,568	132,633	41,839	249,339	325,878	1,663,706
Risk rating 4	80,245	33,265	50,968	41,099	23,792	58,246	152,751	440,366
Risk rating 5	—	—	7	40	4,632	955	1,147	6,781
Risk rating 6	852	40,887	391	648	663	1,785	21,025	66,251
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	1	—	329	—	11	341
Total commercial and industrial	483,726	170,209	471,285	175,061	71,891	331,072	519,157	2,222,401
Agricultural and other
Risk rating 1	$214	$556	$344	$78	$16	$90	$948	$2,246
Risk rating 2	552	115	253	16	—	—	2,159	3,095
Risk rating 3	28,999	5,040	4,214	3,111	22,774	17,136	248,547	329,821
Risk rating 4	46,091	8,734	1,127	34,328	3,925	28,167	123,570	245,942
Risk rating 5	—	—	—	1,222	11	—	—	1,233
Risk rating 6	—	1,098	108	343	32	1,265	117	2,963
Risk rating 7	—	—	—	—	—	—	—	—
Risk rating 8	—	—	—	—	—	—	—	—
Total agricultural and other	75,856	15,543	6,046	39,098	26,758	46,658	375,341	585,300
Total	$2,820,916	$2,160,404	$1,758,038	$2,655,695	$1,337,604	$3,070,063	$1,883,489	$15,686,209

The following table presents gross write-offs by origination date as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Gross Loan Write-Offs by Origination Year
	2026		2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$—	$453	$—	$—	$2,218	$—	$2,671
Agricultural	—		—	—	—	—	1	—	1
Residential real estate loans
Residential 1-4 family	—		32	41	457	57	432	—	1,019
Total real estate	—		32	494	457	57	2,651	—	3,691
Consumer	—	*	—	22	269	70	2,352	—	2,713
Commercial and industrial	5		488	840	1,176	488	985	311	4,293
Agricultural & other	2,291	*	—	—	2	—	48	—	2,341
Total	$2,296		$520	$1,356	$1,904	$615	$6,036	$311	$13,038
*The 2026 write-offs primarily consist of overdrafts.

	December 31, 2025
	Gross Loan Write-Offs by Origination Year
	2025		2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—		$5	$400	$47	$289	$2,293	$—	$3,034
Construction/land development	—		18	11	—	41	—	—	70
Agricultural	—		—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	—		21	98	309	—	203	—	631
Multifamily residential	—		—	—	—	—	—	—	—
Total real estate	—		44	509	356	330	2,496	—	3,735
Consumer	222	**	82	628	613	277	458	41	2,321
Commercial and industrial	—		149	2,582	763	1,206	898	779	6,377
Agricultural & other	2,808	**	2	—	—	—	—	—	2,810
Total	$3,030		$277	$3,719	$1,732	$1,813	$3,852	$820	$15,243
**The 2025 write-offs primarily consist of overdrafts.

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. The Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the amortized cost of performing and nonperforming loans (includes impaired loans - loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential
Performing	$592,806	$703,510	$429,357	$379,639	$1,000,423	$1,960,469	$389,825	$5,456,029
Non-performing	260	145	33,040	4,204	26,957	22,178	225	87,009
Total non-farm/non-residential	593,066	703,655	462,397	383,843	1,027,380	1,982,647	390,050	5,543,038
Construction/land development
Performing	$567,864	$1,062,405	$595,752	$167,480	$145,997	$87,209	$200,727	$2,827,434
Non-performing	—	335	7,172	450	15,126	570	28	23,681
Total construction/ land development	567,864	1,062,740	602,924	167,930	161,123	87,779	200,755	2,851,115
Agricultural
Performing	$46,171	$44,732	$38,878	$18,229	$38,504	$74,747	$64,776	$326,037
Non-performing	—	—	—	—	—	723	169	892
Total agricultural	46,171	44,732	38,878	18,229	38,504	75,470	64,945	326,929
Total commercial real estate loans	$1,207,101	$1,811,127	$1,104,199	$570,002	$1,227,007	$2,145,896	$655,750	$8,721,082
Residential real estate loans
Residential 1-4 family
Performing	$219,088	$245,822	$227,101	$245,252	$487,846	$773,526	$250,596	$2,449,231
Non-performing	1	3,263	3,649	3,415	9,238	17,161	162	36,889
Total residential 1-4 family	219,089	249,085	230,750	248,667	497,084	790,687	250,758	2,486,120
Multifamily residential
Performing	$107,946	$249,521	$229,367	$98,061	$348,407	$194,833	$28,775	$1,256,910
Non-performing	—	—	—	—	23,182	1,110	—	24,292
Total multifamily residential	107,946	249,521	229,367	98,061	371,589	195,943	28,775	1,281,202
Total real estate	$1,534,136	$2,309,733	$1,564,316	$916,730	$2,095,680	$3,132,526	$935,283	$12,488,404
Consumer
Performing	$222,777	$255,770	$203,781	$123,155	$136,741	$345,414	$7,492	$1,295,130
Non-performing	4	280	1,049	5,228	1,276	2,172	2	10,011
Total consumer	222,781	256,050	204,830	128,383	138,017	347,586	7,494	1,305,141
Commercial and industrial
Performing	$165,709	$422,362	$103,208	$138,813	$115,522	$163,028	$1,157,038	$2,265,680
Non-performing	174	736	42,447	361	142	972	19,815	64,647
Total commercial and industrial	165,883	423,098	145,655	139,174	115,664	164,000	1,176,853	2,330,327
Agricultural and other
Performing	$226,524	$12,050	$8,675	$3,710	$35,398	$45,303	$453,843	$785,503
Non-performing	—	—	158	159	321	608	—	1,246
Total agricultural and other	226,524	12,050	8,833	3,869	35,719	45,911	453,843	786,749
Total	$2,149,324	$3,000,931	$1,923,634	$1,188,156	$2,385,080	$3,690,023	$2,573,473	$16,910,621

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
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
The Company had approximately $71.2 million or 315 total revolving loans convert to term loans for the nine months ended September 30, 2026 compared to $49.8 million or 186 total revolving loans convert to term loans for the nine months ended September 30, 2025. These loans were considered immaterial for vintage disclosure inclusion.

The following table presents the amortized cost basis of modified loans to borrowers experiencing financial difficulty by class and modification type at September 30, 2026 and December 31, 2025. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	September 30, 2026
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$371	$31,869	$—	$808	$323	$14,049	$—	$47,420	0.86%
Construction/land development	—	—	—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	898	523	95	18	2,592	—	111	4,237	0.17
Total real estate	1,269	32,392	95	826	2,915	14,049	111	51,657	0.41
Consumer	—	—	—	—	—	—	—	—	—
Commercial and industrial	52	60,206	—	—	—	—	—	60,258	2.59
Total	$1,321	$92,598	$95	$826	$2,915	$14,049	$111	$111,915	0.66%

	December 31, 2025
					Combination of Modifications
	Term Extension	Interest Rate Reduction	Principal Reduction	Interest Only	Interest Rate Reduction and Term Extension	Term Extension and Interest Only	Term Extension and Principal Reduction	Post- Modification Outstanding Balance	Percentage of Total Class of Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$378	$31,869	$—	$1,001	$330	$14,752	$—	$48,330	0.91%
Construction/land development	—	—	—	36	—	—	—	36	—
Residential real estate loans
Residential 1-4 family	1,033	1,018	99	20	2,300	—	114	4,584	0.21
Total real estate	1,411	32,887	99	1,057	2,630	14,752	114	52,950	0.46
Consumer	—	2,938	—	—	—	—	—	2,938	0.23
Commercial and industrial	58	59,585	—	—	74	—	—	59,717	2.69
Total	$1,469	$95,410	$99	$1,057	$2,704	$14,752	$114	$115,605	0.74%
During the nine months ended September 30, 2026, the Company restructured approximately $315,000 in loans to three borrowers. The ending balance of these loans as of September 30, 2026, was $300,000. During the nine months ended September 30, 2025, the Company restructured approximately $4.3 million in loans to seven borrowers. The ending balance of these loans as of September 30, 2025, was $4.2 million. The Company considered the financial effect of these loan modifications to borrowers experiencing financial difficulty during the nine months ended September 30, 2026 and September 30, 2025 as well as the unadvanced balances to these borrowers immaterial for tabular disclosure inclusion.

The following table presents the amortized cost basis of loans that had a payment default during the nine months ended September 30, 2026 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	September 30, 2026
	Term Extension	Interest Rate Reduction	Combination Interest Rate Reduction and Term Extension
	(Dollars in thousands)
Real estate
Commercial real estate loans
Non-farm/non-residential	$—	$—	$—
Residential real estate loans
Residential 1-4 family	—	59	365
Total real estate	—	59	365
Consumer	—	—	—
Commercial and industrial	2	—	—
Total	$2	$59	$365
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 9 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $1.0 million, and the ending balance as of September 30, 2026 was $956,000. The $956,000 balance consists of $425,000 of non-accrual loans and $531,000 of current loans as of September 30, 2026.
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
The following is a presentation of total foreclosed assets as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$23,787	$23,433
Construction/land development	16,071	15,230
Residential real estate loans
Residential 1-4 family	3,508	1,168
Total foreclosed assets held for sale	$43,366	$39,831
6. Goodwill and Core Deposits and Other Intangibles
Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Goodwill
Balance, beginning of period	$1,398,253	$1,398,253
Acquisition of Mountain Commerce Bancorp, Inc.	$11,958	$—
Balance, end of period	$1,410,211	$1,398,253

	September 30, 2026	December 31, 2025
	(In thousands)
Core Deposit Intangibles
Balance, beginning of period, January 1	$32,293	$40,327
Acquisition of Mountain Commerce Bancorp, Inc.	38,075	—
Amortization expense	(7,717)	(6,096)
Balance, September 30	$62,651	34,231
Amortization expense		(1,938)
Balance, end of year		$32,293
The carrying basis and accumulated amortization of core deposit intangibles at September 30, 2026 and December 31, 2025 were:

	September 30, 2026	December 31, 2025
	(In thousands)
Gross carrying basis	$166,963	$128,888
Accumulated amortization	(104,312)	(96,595)
Net carrying amount	$62,651	$32,293
Core deposit intangible amortization expense was approximately $2.9 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively. Core deposit intangible amortization expense was approximately $7.7 million and $6.1 million for the nine months ended September 30, 2026 and 2025, respectively. The Company’s estimated amortization expense of core deposits intangibles for each of the years 2026 through 2030 is approximately: 2026 – $10.6 million; 2027 – $10.4 million; 2028 – $8.0 million; 2029 – $8.0 million; 2030 - $8.0 million.
The carrying amount of the Company’s goodwill was $1.41 billion and $1.40 billion at September 30, 2026 and December 31, 2025, respectively. Goodwill is tested annually for impairment during the fourth quarter or more often if events and circumstances indicate there may be an impairment. During the 2025 review, no impairment was found. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.
7. Other Assets
Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of September 30, 2026 and December 31, 2025, other assets were $364.6 million and $374.6 million, respectively.
The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank ("Federal Reserve") and First National Bankers' Bank ("FNBB") which are outside the scope of ASC Topic 321, Investments – Equity Securities ("ASC Topic 321"). These equity securities without a readily determinable fair value were $123.8 million and $128.1 million at September 30, 2026 and December 31, 2025, and are accounted for at cost.
The Company holds equity securities accounted for under ASC Topic 321, including securities without a readily determinable fair value and securities measured using net asset value as a practical expedient to determine fair value under ASC Topic 820. These equity securities were $109.2 million and $97.1 million at September 30, 2026 and December 31, 2025, respectively. There were no transactions during the period that would indicate a material change in fair value. The remaining capital commitments were $25.6 million and $27.0 million at September 30, 2026 and December 31, 2025, respectively.
8. Deposits
On April 1, 2026, the Company completed the acquisition of MCBI. Including the effects of the known purchase accounting adjustments, as of the acquisition date, MCBI had approximately $1.54 billion in deposits.
The aggregate amount of time deposits of $250,000 or less was $973.8 million and $805.3 million at September 30, 2026 and December 31, 2025, respectively, and the aggregate amount of time deposits of more than $250,000 was $1.22 billion and $1.01 billion at September 30, 2026 and December 31, 2025, respectively.

The following table presents the interest expense on time deposits for the three-month and nine-month periods ended September 30, 2026 and 2025:

	3 Months Ended		9 Months Ended
	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Sep 30, 2025
	(In thousands)
Interest Expense
Time deposits less than $250,000	$7,870	$10,057	$22,635	$25,784
Time deposits of more than $250,000	10,358	7,499	29,112	26,333
Total	$18,228	$17,556	$51,747	$52,117
As of September 30, 2026 and December 31, 2025, brokered deposits were $583.6 million and $435.7 million, respectively. Deposits totaling approximately $2.99 billion and $3.32 billion at September 30, 2026 and December 31, 2025, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
9. Securities Sold Under Agreements to Repurchase
At September 30, 2026 and December 31, 2025, securities sold under agreements to repurchase totaled $161.2 million and $155.8 million, respectively. For the three-month periods ended September 30, 2026 and 2025, securities sold under agreements to repurchase daily weighted-average totaled $151.2 million and $145.9 million, respectively. For the nine-month periods ended September 30, 2026 and 2025, securities sold under agreements to repurchase daily weighted-average totaled $157.0 million and $148.5 million, respectively.
The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2026 and December 31, 2025 is presented in the following table:

	September 30, 2026		December 31, 2025
	Overnight and Continuous	Total	Overnight and Continuous	Total
	(In thousands)
Securities sold under agreements to repurchase:
Mortgage-backed securities	$63,159	$63,159	$55,615	$55,615
State and political subdivisions	—	—	31,103	31,103
Other securities	98,022	98,022	69,085	69,085
Total borrowings	$161,181	$161,181	$155,803	$155,803
10. FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $250.0 million and $500.0 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, $50.0 million and $200.0 million of the outstanding balances were classified as short-term and long-term advances, respectively. At December 31, 2025, $100.0 million and $400.0 million of the outstanding balances were classified as short-term and long-term advances, respectively.
The FHLB advances mature from 2026 to 2037 with fixed interest rates ranging from 3.37% to 4.67%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
Other borrowed funds were $250,000 at both September 30, 2026 and December 31, 2025. These were classified as short-term advances.
Additionally, the Company had $1.49 billion and $1.48 billion at September 30, 2026 and December 31, 2025, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits.

11. Subordinated Debentures
Subordinated debentures at September 30, 2026 and December 31, 2025 consisted of the following components:

	As of September 30, 2026	As of December 31, 2025
	(In thousands)
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2022, due 2032, fixed rate of 3.125% during the first five years and at a floating rate of 182 basis points above the then three-month SOFR rate, reset quarterly, thereafter, callable in 2027 without penalty	279,774	279,265
Total	$279,774	$279,265
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

12. Income Taxes
The following is a summary of the components of the provision for income taxes for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Current:
Federal	$28,687	$27,861	$82,103	$77,855
State	5,711	5,633	16,345	15,742
Total current	34,398	33,494	98,448	93,597
Deferred:
Federal	2,550	1,854	6,761	6,371
State	508	375	1,346	1,288
Total deferred	3,058	2,229	8,107	7,659
Income tax expense	$37,456	$35,723	$106,555	$101,256
The reconciliation between the statutory federal income tax rate and effective income tax rate by dollar amount and percentage is as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025		Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Income tax at federal statutory rate	$35,049	21.00%	$33,458	21.00%	$99,443	21.00%	$96,279	21.00%
Tax effect of:
State income taxes, net of federal income taxes(1)	4,164	2.50	4,013	2.52	11,658	2.46	11,086	2.42
Tax credits
Other tax credits	(56)	(0.03)%	(60)	(0.04)%	(173)	(0.04)%	(181)	(0.04)%
Nontaxable or nondeductible items
Nontaxable income:
Interest on municipal securities	(1,698)	(1.02)%	(1,931)	(1.21)%	(5,256)	(1.11)%	(5,300)	(1.16)%
Income on bank-owned life insurance	(432)	(0.26)%	(334)	(0.21)%	(1,105)	(0.23)%	(1,280)	(0.28)%
Other nontaxable income	(232)	(0.14)%	(225)	(0.14)%	(1,077)	(0.23)%	(1,656)	(0.36)%
Nondeductible expenses:
Municipal bond interest expense	57	0.03%	37	0.02%	151	0.03%	120	0.03%
Executive compensation expense	195	0.12%	402	0.25%	1,628	0.34%	1,304	0.28%
Other nondeductible expenses	409	0.25%	363	0.23%	1,286	0.27%	884	0.19%
Other	—	—%	—	—%	—	—%	—	—%
Total	$37,456	22.44%	$35,723	22.42%	$106,555	22.50%	$101,256	22.09%
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

Income taxes paid, net of refunds received, for the nine months ended September 30, 2026 is as follows:

September 30, 2026
(In thousands)
Federal	$52,000
State and local
New York	3,496
All other states	5,927
Total	61,423
The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$87,157	$80,486
Deferred compensation	5,793	7,048
Stock compensation	2,863	3,671
Non-accrual interest income	1,551	1,388
Real estate owned	328	310
Unrealized loss on investment securities, available-for-sale	71,895	51,026
Loan discounts	8,293	2,110
Investments	25,047	22,619
Other	13,583	12,882
Gross deferred tax assets	216,510	181,540
Deferred tax liabilities:
Accelerated depreciation on premises and equipment	6,296	2,521
Tax basis on acquisitions	12,633	10,645
Core deposit intangible	14,638	7,217
FHLB dividends	1,644	2,003
Other	11,297	11,132
Gross deferred tax liabilities	46,508	33,518
Net deferred tax assets	$170,002	$148,022
The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2022. The Company’s income tax returns are open and subject to examinations from the 2022 tax year and forward.
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in other non-interest expense. During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any significant interest or penalties.
13. Common Stock, Compensation Plans and Other
Common Stock
As of September 30, 2026, the Company’s Restated Articles of Incorporation, as amended, authorized the issuance of up to 400,000,000 shares of common stock, par value $0.01 per share. The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation, as amended.

Stock Repurchases
During the nine months ended September 30, 2026, the Company repurchased a total of 3,307,622 shares with a weighted-average stock price of $28.28 per share. Shares repurchased under the program as of September 30, 2026 since its inception total 32,705,835 shares. The remaining balance available for repurchase was 13,801,672 shares at September 30, 2026.
On October 16, 2026, the Board of Directors of Home BancShares, Inc. increased the number of shares of the Company’s common stock authorized for repurchase under its stock repurchase program to 20,000,000 shares. The program was originally approved by the Board in January 2008 and was most recently amended in January 2025.
Stock Compensation Plans
The Company has a stock option and performance incentive plan known as the Home BancShares, Inc. 2022 Equity Incentive Plan (the "Plan"). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. As of September 30, 2026, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 14,788,000 shares. At September 30, 2026, the Company had 1,136,347 shares of common stock available for future grants and 2,126,748 shares of common stock reserved for issuance pursuant to the Plan.
The intrinsic value of the stock options outstanding was $4.9 million, which includes the intrinsic value of vested stock options of $4.8 million at September 30, 2026. The intrinsic value of stock options exercised during the nine months ended September 30, 2026 was approximately $1.9 million. Total unrecognized compensation cost related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $172,000 as of September 30, 2026.
The table below summarizes the stock option transactions under the Plan at September 30, 2026 and December 31, 2025 and changes during the nine-month period and year then ended:

	For the Nine Months Ended September 30, 2026		For the Year Ended December 31, 2025
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	1,240	$23.10	1,590	$22.66
Granted	—	—	10	26.46
Forfeited/Expired	—	—	(19)	22.21
Exercised	(250)	22.60	(341)	21.20
Outstanding, end of period	990	23.23	1,240	23.10
Exercisable, end of period	960	23.15	974	22.96
Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company's employee stock options. There were no options granted during the nine months ended September 30, 2026. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

The assumptions used in determining the fair value of the 2026 and 2025 stock option grants were as follows:

	For the Nine Months Ended September 30, 2026	For the Year Ended December 31, 2025
Expected dividend yield	Not applicable	3.02%
Expected stock price volatility	Not applicable	29.16%
Risk-free interest rate	Not applicable	4.13%
Expected life of options	Not applicable	6.5 years
The following is a summary of currently outstanding and exercisable options at September 30, 2026:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$18.00 to $19.99	12	2.51	$19.02	12	$19.02
$20.00 to $21.99	45	5.53	20.50	45	20.50
$22.00 to $23.99	870	1.96	23.22	862	23.22
$24.00 to $25.99	43	2.55	25.26	37	25.42
$26.00 to $27.99	10	8.55	26.46	2	26.46
$28.00 to $29.99	10	8.11	29.41	2	29.41
	990			960
The table below summarized the activity for the Company’s restricted stock issued and outstanding at September 30, 2026 and December 31, 2025 and changes during the period and year then ended:

	As of September 30, 2026	As of December 31, 2025
	(In thousands)
Beginning of year	1,118	1,429
Issued	680	265
Vested	(557)	(559)
Forfeited	(4)	(17)
End of period	1,237	1,118
Amount of expense for the nine months and twelve months ended, respectively	$9,694	$9,784
Total unrecognized compensation cost related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $22.2 million as of September 30, 2026.

14. Non-Interest Expense
The table below shows the components of non-interest expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Salaries and employee benefits	$67,607	$63,804	$199,585	$189,977
Occupancy and equipment	15,819	14,828	46,473	43,276
Data processing expense	9,187	8,871	27,378	25,793
Merger and acquisition expenses	—	—	13,120	—
Other operating expenses:
Advertising	2,179	2,149	6,620	6,131
Amortization of intangibles	2,890	2,024	7,717	6,096
Electronic banking expense	2,950	3,357	9,499	9,584
Directors’ fees	402	405	1,336	1,288
Due from bank service charges	335	404	1,012	968
FDIC and state assessment	3,498	3,245	8,142	8,268
Insurance	1,073	1,110	3,237	3,158
Legal and accounting	1,235	1,061	3,575	7,062
Other professional fees	2,523	2,083	6,716	6,241
Operating supplies	877	773	2,394	2,195
Postage	580	538	1,807	1,529
Telephone	267	367	954	1,222
Other expense	10,110	9,819	31,436	31,018
Total other operating expenses	28,919	27,335	84,445	84,760
Total non-interest expense	$121,532	$114,838	$371,001	$343,806
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
As of September 30, 2026, the balances of the ROU asset and lease liability were $37.4 million and $38.1 million, respectively. As of December 31, 2025, the balances of the ROU asset and lease liability were $33.9 million and $34.8 million, respectively. The ROU asset is included in bank premises and equipment, net, and the lease liability is included in accrued interest payable and other liabilities.

The minimum rental commitments under these noncancelable operating leases are as follows (in thousands) as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
2026	$2,403	$9,802
2027	8,719	7,689
2028	6,352	5,377
2029	6,003	5,071
2030	5,563	4,767
Thereafter	18,411	16,822
Total future minimum lease payments	$47,451	$49,528
Discount effect of cash flows	(9,379)	(14,738)
Present value of net future minimum lease payments	$38,072	$34,790
Additional information (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
Lease expense:	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease expense	$2,088	$2,537	$6,991	$7,158
Variable lease expense	243	248	713	790
Total lease expense	$2,331	$2,785	$7,704	$7,948
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$1,975	$4,124	$6,322	$8,140
Weighted-average remaining lease term (in years)	7.84	7.78	7.77	7.33
Weighted-average discount rate	3.63%	3.64%	3.62%	3.64%
The Company currently leases two properties from two related parties. Total rent expense from the leases was $20,000, or 0.86% of total lease expense, and $60,000, or 0.78% of total lease expense, for the three and nine months ended September 30, 2026, respectively.
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
Although the Company has a diversified loan portfolio, at both September 30, 2026 and December 31, 2025, commercial real estate loans represented 51.6% and 53.2% of total loans receivable, respectively, and 192.5% and 194.3% of total stockholders’ equity, respectively. Residential real estate loans represented 22.3% and 20.9% of total loans receivable and 83.2% and 76.2% of total stockholders’ equity at September 30, 2026 and December 31, 2025, respectively.
Approximately 80.3% of the Company’s total loans and 84.6% of the Company’s real estate loans as of September 30, 2026, are to borrowers whose collateral is located in Alabama, Arkansas, Florida, Texas, Tennessee and New York, the states in which the Company has its branch locations.

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
At September 30, 2026 and December 31, 2025, commitments to extend credit of $4.34 billion and $4.13 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2026 and December 31, 2025, was $109.6 million and $131.9 million, respectively.
The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.
18. Regulatory Matters
The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the nine months ended September 30, 2026, the Company requested approximately $279.9 million in regular dividends from its banking subsidiary.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, Tier 1 common equity Tier 1 ("CET1") and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2026, the Company meets all capital adequacy requirements to which it is subject.
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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are: a 6.5% CET1 risk-based capital ratio, a 5% Tier 1 leverage capital ratio, an 8% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. As of September 30, 2026, the Bank met the capital standards for a well-capitalized institution. The Company’s CET1 risk-based capital ratio, Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio, and total risk-based capital ratio were 16.69%, 14.34%, 16.69%, and 19.37%, respectively, as of September 30, 2026.
19. Additional Cash Flow Information
The following is a summary of the Company’s additional cash flow information during the nine-month period ended:

	September 30,
	2026	2025
	(In thousands)
Interest paid	$277,632	$300,449
Income taxes paid, net of refunds received	61,423	81,061
Assets acquired by foreclosure	4,741	3,325
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
Available-for-sale securities – Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company's available-for-sale securities are primarily considered to be Level 2 securities. The Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. There were no material transfers between hierarchy levels during the periods ended September 30, 2026 and December 31, 2025.
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

The following table presents the Company's financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis during the periods ended September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
U.S. government-sponsored enterprises	$195,166	$—	$195,166	$—
U.S. government-sponsored mortgage-backed securities	1,085,042	—	1,085,042	—
Private mortgage-backed securities	161,255	—	161,255	—
Non-government-sponsored asset backed securities	95,271	—	95,271	—
State and political subdivisions	840,152	—	826,245	13,907
Other securities	236,491	—	216,277	20,214
Total	$2,613,377	$—	$2,579,256	$34,121

	December 31, 2025
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
U.S. government-sponsored enterprises	$240,782	$—	$240,782	$—
U.S. government-sponsored mortgage-backed securities	1,212,948	—	1,212,948	—
Private mortgage-backed securities	145,720	—	145,720	—
Non-government-sponsored asset backed securities	157,844	—	157,844	—
State and political subdivisions	887,838	—	872,522	15,316
Other securities	226,799	—	212,004	14,795
Total	$2,871,931	$—	$2,841,820	$30,111
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets and liabilities measured at fair value on a nonrecurring basis include the following:
Individually Evaluated Loans – Individually evaluated loans are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. When the Company has a specific expectation to initiate, or has initiated, foreclosure proceedings, and when the repayment of a loan is expected to be substantially dependent upon the liquidation of the underlying collateral, the loan relationship is considered to be collateral dependent. Fair value of the loan is determined by establishing an allowance for credit loss for any exposure based on the valuation of the underlying collateral. The valuation of the collateral is determined by either an independent third-party appraisal or other collateral analysis. Discounts can be made by the Company based upon the overall evaluation of the independent appraisal. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower’s underlying financial condition. Collateral values supporting the individually assessed loans are evaluated quarterly for updates to appraised values or adjustments due to non-current valuations. The Company reversed $479,000 and $616,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended September 30, 2026 and 2025, respectively. The Company reversed $3.2 million and $1.9 million of accrued interest receivable when impaired loans were put on non-accrual status during the nine months ended September 30, 2026 and 2025, respectively.
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

The following table presents the Company's assets by level within the fair value hierarchy that were measured at fair value on a nonrecurring basis during the periods ended September 30, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
September 30, 2026	(in thousands)
Individually evaluated loans (collateral-dependent)(1)(2)	$215,297	$—	$—	$215,297

December 31, 2025
Individually evaluated loans (collateral-dependent)(1)(2)	$186,484	$—	$—	$186,484
(1) These amounts represent the resulting carrying amounts on the consolidated balance sheets for collateral-dependent loans.
(2) Specific reserves of $23.5 million and $17.0 million were related to collateral-dependent loans for which fair value re-measurements took place during the periods ended September 30, 2026 and December 31, 2025, respectively.
The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans and foreclosed assets primarily relate to customized discounting criteria applied to the customer’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the underlying collateral. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from approximately 5% to 60%.
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

	September 30, 2026
		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$859,052	$859,052	$—	$—	$859,052
Federal funds sold	4,025	4,025	—	—	4,025
Investment securities - held-to-maturity	1,250,246	26,817	1,064,623	—	1,091,440
Loans receivable, net of impaired loans and allowance	16,359,251	—	—	16,162,963	16,162,963
Accrued interest receivable	111,688	111,688	—	—	111,688
FHLB, Federal Reserve & FNBB stock; other equity investments	233,027	—	—	233,027	233,027
Marketable equity securities	50,574	50,574	—	—	50,574
Financial liabilities:
Deposits:
Demand and non-interest bearing	$4,209,426	$4,209,426	$—	$—	$4,209,426
Savings and interest-bearing transaction accounts	12,354,400	12,354,400	—	—	12,354,400
Time deposits	2,191,743	—	—	2,166,887	2,166,887
Securities sold under agreements to repurchase	161,181	161,181	—	—	161,181
FHLB and other borrowed funds	250,250	—	212,896	—	212,896
Accrued interest payable	12,451	12,451	—	—	12,451
Subordinated debentures	279,774	—	—	269,996	269,996

	December 31, 2025
		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$667,337	$667,337	$—	$—	$667,337
Federal funds sold	3,000	3,000	—	—	3,000
Investment securities - held-to-maturity	1,259,262	27,457	1,133,595	—	1,161,052
Loans receivable, net of impaired loans and allowance	15,186,203	—	—	15,205,769	15,205,769
Accrued interest receivable	108,939	108,939	—	—	108,939
FHLB, Federal Reserve & FNBB stock; other equity investments	225,288	—	—	225,288	225,288
Marketable equity securities	53,921	53,921	—	—	53,921
Financial liabilities:
Deposits:
Demand and non-interest bearing	$3,868,405	$3,868,405	$—	$—	$3,868,405
Savings and interest-bearing transaction accounts	11,792,828	11,792,828	—	—	11,792,828
Time deposits	1,818,724	—	—	1,807,002	1,807,002
Securities sold under agreements to repurchase	155,803	155,803	—	—	155,803
FHLB and other borrowed funds	500,250	—	474,663	—	474,663
Accrued interest payable	14,868	14,868	—	—	14,868
Subordinated debentures	279,265	—	—	265,170	265,170
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
Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using consolidated net income. The table below presents the information reported internally for performance assessment by the CODM as of the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
Banking Segment	2026	2025	2026	2025
	(In thousands)
Interest Income	$334,896	$323,532	$982,755	$955,189

Reconciliation of revenue:
Other Revenues*	46,446	51,505	142,703	148,010
Total consolidated revenues	$381,342	$375,037	$1,125,458	$1,103,199

Less:
Interest Expense	92,903	97,366	275,215	294,415
Segment net interest income and noninterest income	$288,439	$277,671	$850,243	$808,784

Less:
Credit loss expense	—	3,506	5,700	6,506
Salaries and employee benefits	67,607	63,804	199,585	189,977
Occupancy and equipment**	15,819	14,828	46,473	43,276
Data processing expense	9,187	8,871	27,378	25,793
Merger and acquisition expense	—	—	13,120	—
Other expense	10,110	9,819	31,436	31,018
FDIC and state assessment	3,498	3,245	8,142	8,268
Electronic banking expense	2,950	3,357	9,499	9,584
Other segment items***	12,361	10,914	35,368	35,890
Income tax expense	37,456	35,723	106,555	101,256
Segment net income/consolidated net income	129,451	123,604	366,987	357,216

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$129,451	$123,604	$366,987	$357,216
*Includes earnings in equity method investments of $3.6 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively, and $9.1 million and $11.4 million for the nine months ended September 30, 2026 and 2025, respectively.
** Includes depreciation and amortization expense of $5.8 million and $5.3 million for the three-month periods ended September 30, 2026 and 2025, respectively, and $16.6 million and $15.9 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025 issued ASU 2025-01 to clarify its effective date. The amendments require public business entities to provide additional disclosures about certain expenses included in relevant expense captions presented on the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adoption on its financial statement disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the interim reporting guidance in Topic 270, including the disclosure requirements applicable to interim financial statements, and introduce a disclosure principle for material events or changes occurring since the end of the most recent annual reporting period. The amendments are effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adoption on its interim financial statement disclosures.
23. Subsequent Events
On October 16, 2026, the Board of Directors of Home BancShares, Inc. increased the number of shares of the Company’s common stock authorized for repurchase under its stock repurchase program to 20,000,000 shares. The program was originally approved by the Board in January 2008 and was most recently amended in January 2025.
On November 5, 2026, the Company announced it had received a payment of approximately $80.7 million from the borrower’s sale of a portion of the collateral securing the Company’s largest non-performing lending relationship in its Texas market. As of September 30, 2026, the loans comprising this relationship had an aggregate carrying amount of approximately $92.1 million and represented approximately 45.9% of the Company’s non-performing loans and 37.5% of the Company’s non-performing assets. The $80.7 million payment has been applied to reduce the principal balance of the loans, resulting in a remaining carrying amount of approximately $11.4 million. The remaining balance will continue to be classified as non-performing.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Results of Review of Interim Consolidated Financial Statements
We have reviewed the condensed consolidated balance sheet of Home BancShares Inc. (“the Company”) and subsidiaries as of September 30, 2026, and the related condensed consolidated statements of income, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial information referred to above for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 6, 2026

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
General
We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as "Centennial" or the "Bank"). As of September 30, 2026, we had, on a consolidated basis, total assets of $24.15 billion, loans receivable, net of allowance for credit losses, of $16.58 billion, total deposits of $18.76 billion, and stockholders’ equity of $4.53 billion.
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
Table 1: Key Financial Measures

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
Total assets	$24,145,664	$22,707,802	$24,145,664	$22,707,802
Loans receivable	16,910,621	15,285,972	16,910,621	15,285,972
Allowance for credit losses	(326,220)	(285,649)	(326,220)	(285,649)
Total deposits	18,755,569	17,327,696	18,755,569	17,327,696
Total stockholders’ equity	4,529,761	4,214,964	4,529,761	4,214,964
Net income	129,451	123,604	366,987	357,216
Basic earnings per share	0.65	0.63	1.84	1.81
Diluted earnings per share	0.65	0.63	1.84	1.80
Book value per share	22.74	21.41	22.74	21.41
Tangible book value per share (non-GAAP)(1)	15.35	14.13	15.35	14.13
Annualized net interest margin - FTE	4.53%	4.56%	4.52%	4.48%
Efficiency ratio	40.78	40.21	42.34	41.35
Efficiency ratio, as adjusted (non-GAAP)(2)	40.84	40.95	41.07	41.91
Return on average assets	2.12	2.17	2.05	2.11
Return on average common equity	11.24	11.91	10.94	11.81
(1)See Table 25 for the non-GAAP tabular reconciliation.
(2)See Table 29 for the non-GAAP tabular reconciliation.

Overview
Results of Operations for the Three Months Ended September 30, 2026 and 2025
Our net income increased $5.8 million, or 4.7%, to $129.5 million for the three-month period ended September 30, 2026, from $123.6 million for the same period in 2025. On a diluted earnings per share basis, our earnings were $0.65 per share for the three-month period ended September 30, 2026, compared to $0.63 per share for the three-month period ended September 30, 2025. During the three months ended September 30, 2026, the Company did not record a provision for credit losses on loans as the existing allowance was considered adequate based on current portfolio credit quality, economic conditions and other relevant factors. The Company recorded a $710,000 gain on sale of premises and equipment, $528,000 in BOLI death benefit income and $916,000 in expense from the fair value adjustment for marketable securities, during the three months ended September 30, 2026.
Total interest income increased $11.4 million, or 3.5%, and total interest expense decreased $4.5 million, or 4.6%. This was partially offset by a $6.7 million, or 5.8%, increase in non-interest expense and a $5.1 million, or 9.8%, decrease in non-interest income. The increase in interest income resulted from a $15.5 million, or 5.5%, increase in loan interest income, which was partially offset by a $2.7 million, or 43.2%, decrease in interest income on deposits at other banks and a $1.4 million, or 4.1%, decrease in investment interest income. The decrease in interest expense was primarily due to a $2.1 million, or 39.5%, decrease in interest on FHLB and other borrowed funds, a $1.7 million, or 1.9%, decrease in interest on deposits and a $648,000, or 21.5%, decrease in interest on subordinated debentures. The increase in non-interest expense was primarily due a $3.8 million, or 6.0%, increase in salaries and employee benefits expense, a $1.6 million, or 5.8%, increase in other operating expenses and a $991,000, or 6.7%, increase in occupancy and equipment expense and a $316,000, or 3.6%, increase in data processing expense. The decrease in non-interest income was primarily due to a $2.3 million, or 16.6%, decrease in other income, a $1.9 million, or 189.8%, decrease in the fair value adjustment for marketable securities, a $908,000, or 19.4%, decrease in mortgage lending income, a $631,000, or 13.7%, decrease in trust fees, a $122,000, or 1.0%, decrease in other service charges and fees, and an $83,000, or 0.8%, decrease in service charges on deposit accounts, which were partially offset by an $810,000, or 1,227.3%, increase in gain (loss) on sale of branches, equipment and other assets, a $126,000, or 9.0%, increase in cash value of life insurance and an $82,000, or 8,200.0%, increase in gain (loss) on OREO.
Our net interest margin decreased from 4.56% for the three-month period ended September 30, 2025 to 4.53% for the three-month period ended September 30, 2026. The yield on interest earning assets decreased from 6.49% for the three months ended September 30, 2025 to 6.25% for the three months ended September 30, 2026, but average interest earning assets increased from $19.94 billion to $21.43 billion. The increase in average interest earning assets is primarily due to a $1.84 billion increase in average loans receivable, partially offset by a $188.2 million decrease in average investment securities and a $166.4 million decrease in average interest-bearing balances due from banks. For the three months ended September 30, 2026 and 2025, we recognized $2.9 million and $1.3 million, respectively, in total net accretion for acquired loans and deposits, and average purchase accounting loan discounts were $39.4 million and $15.0 million for the three months ended September 30, 2026 and 2025, respectively. The increase in accretion income along with the increase in the purchase accounting loan discounts, both of which resulted from the acquisition of Mountain Commerce Bancorp, Inc. ("MCBI"), increased the net interest margin by four basis points for the three-month period ended September 30, 2026. We recognized $1.5 million in event income for each of the three months ended September 30, 2026 and 2025. The cost of interest-bearing liabilities decreased from 2.69% for the three months ended September 30, 2025 to 2.42% for the three months ended September 30, 2026, but average interest-bearing liabilities increased from $14.36 billion to $15.22 billion. The increase in average interest-bearing liabilities is primarily due to a $1.11 billion increase in average interest-bearing deposits and a $5.3 million increase in average securities sold under agreement to repurchase, which were partially offset by a $198.9 million decrease in average FHLB and other borrowed funds and a $59.1 million decrease in average subordinated debentures. The reduction in subordinated debentures was due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company's repurchase of $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. Net interest margin decreased during the third quarter of 2026 compared to the same period in 2025, primarily due to lower yields on interest-earning assets and changes in the composition of interest-earning assets and interest-bearing liabilities following the acquisition of MCBI. The impact of these factors was partially offset by lower rates paid on interest-bearing liabilities.
Our efficiency ratio was 40.78% for the three months ended September 30, 2026, compared to 40.21% for the same period in 2025. For the three months ended September 30, 2026, our efficiency ratio, as adjusted (non-GAAP), was 40.84%, compared to 40.95% reported for the same period in 2025. (See Table 29 for the non-GAAP tabular reconciliation).

Our annualized return on average assets was 2.12% for the three months ended September 30, 2026, compared to 2.17% for the same period in 2025. (See Table 26 for the related non-GAAP financial measures and tabular reconciliation). Our annualized return on average common equity was 11.24% and 11.91% for the three months ended September 30, 2026, and 2025, respectively. (See Table 27 for the related non-GAAP financial measures and tabular reconciliation).
Results of Operations for the Nine Months Ended September 30, 2026 and 2025
Our net income increased $9.8 million, or 2.7%, to $367.0 million for the nine-month period ended September 30, 2026, from $357.2 million for the same period in 2025. On a diluted earnings per share basis, our earnings were $1.84 per share for the nine-month period ended September 30, 2026, compared to $1.80 per share for the nine-month period ended September 30, 2025. During the nine months ended September 30, 2026, the Company recorded $6.7 million in provision for credit losses on loans and a $1.0 million recovery of credit losses on unfunded commitments. As a result, total credit loss expense for the nine-month period ended September 30, 2026 was $5.7 million. During the nine months ended September 30, 2026, the Company recorded $1.7 million in income from an FDIC special assessment credit, $802,000 in BOLI death benefits, $710,000 gain on sale of premises and equipment, $1.3 million in expense from the fair value adjustment for marketable securities and $13.1 million in merger and acquisition expense due to the completion of the acquisition of MCBI during the second quarter of 2026. The merger and acquisition expense reduced earnings per share by $0.06 per share for the nine-month period ended September 30, 2026.
Total interest income increased $27.6 million, or 2.9%, and interest expense decreased $19.2 million, or 6.5%. This was partially offset by a $27.2 million, or 7.9%, increase in non-interest expense and a $5.3 million, or 3.6%, decrease in non-interest income. The increase in interest income resulted from a $40.2 million, or 4.8%, increase in loan interest income which was partially offset by an $8.2 million, or 37.5%, decrease in interest income on deposits at other banks and a $4.4 million, or 4.2%, decrease in investment interest income. The decrease in interest expense was primarily due to a $10.4 million, or 3.9%, decrease in interest on deposits, a $4.5 million, or 26.9%, decrease in interest on FHLB and other borrowed funds, a $4.2 million, or 37.2%, decrease in interest on subordinated debentures and a $112,000, or 3.6%, decrease in interest on securities sold under agreement to repurchase. The increase in non-interest expense was primarily due to the $13.1 million increase in merger and acquisition expense as a result of the acquisition of MCBI, a $9.6 million, or 5.1%, increase in salaries and employee benefits expense, $3.2 million, or 7.4%, increase in occupancy and equipment expense and a $1.6 million, or 6.1%, increase in data processing expense, which were partially offset by a $315,000, or 0.37%, decrease in other operating expenses. Included within other operating expenses was the $1.7 million in FDIC special assessment credits recorded during the first quarter of 2026. The decrease in non-interest income was primarily due to a $5.0 million, or 13.0%, decrease in other income, a $2.6 million, or 210.0%, decrease in the fair value adjustment for marketable securities and a $671,000, or 1.9%, decrease in other service charges and fees, which were partially offset by a $1.5 million, or 407.7%, increase in gain (loss) on OREO, a $966,000, or 6.6%, increase in trust fees, and a $752,000, or 2.5%, increase in service charges on deposit accounts. Included within September 30, 2025 other income was $7.4 million in special income from equity investments, $2.0 million in recoveries on historic losses, $1.4 million in BOLI death benefit income and $885,000 in legal expense reimbursements.
Our net interest margin increased from 4.48% for the nine-month period ended September 30, 2025 to 4.52% for the nine-month period ended September 30, 2026. The yield on interest earning assets decreased from 6.45% for the nine-months ended September 30, 2025 to 6.25% for the nine-months ended September 30, 2026, but average interest earning assets increased from $19.95 billion to $21.18 billion. The increase in average interest earning assets is primarily due to a $1.56 billion increase in average loans receivable, partially offset by a $166.1 million decrease in average investment securities and a $160.3 million decrease in average interest-bearing balances due from banks. For the nine months ended September 30, 2026 and 2025, we recognized $7.6 million and $3.9 million, respectively, in total net accretion for acquired loans and deposits. Average purchase accounting loan discounts were $31.4 million and $16.3 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in accretion income along with the increase in the purchase accounting loan discounts, both of which resulted from the acquisition of MCBI, increased the net interest margin by three basis points for the nine-month period ended September 30, 2026. We recognized $3.2 million in event income for the nine months ended September 30, 2026, compared to $3.4 million for the nine months ended September 30, 2025. The cost of interest-bearing liabilities decreased from 2.73% for the nine months ended September 30, 2025 to 2.43% for the nine months ended September 30, 2026, but average interest-bearing liabilities increased from $14.44 billion to $15.14 billion. The increase in average interest-bearing liabilities is primarily due to a $949.4 million increase in average interest-bearing deposits and an $8.5 million increase in average securities sold under agreement to repurchase, which were partially offset by a $133.6 million decrease in FHLB and other borrowed funds and a $125.8 million decrease in average subordinated debentures. The reduction in subordinated debentures was due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company's repurchase of $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. Net interest margin increased for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to a greater decline in the cost of interest-bearing liabilities than the decline in yields on interest-earning assets. The net interest margin was also impacted by changes in the composition of average interest-earning assets and interest-bearing liabilities, including balances associated with the acquisition of MCBI.

Our efficiency ratio was 42.34% for the nine months ended September 30, 2026, compared to 41.35% for the same period in 2025. For the nine months ended September 30, 2026, our efficiency ratio, as adjusted (non-GAAP), was 41.07%, compared to 41.91% reported for the same period in 2025. (See Table 29 for the non-GAAP tabular reconciliation).
Our annualized return on average assets was 2.05% for the nine months ended September 30, 2026, compared to 2.11% for the same period in 2025. (See Table 26 for the related non-GAAP financial measures and tabular reconciliation). Our annualized return on average common equity was 10.94% and 11.81% for the nine months ended September 30, 2026, and 2025, respectively. (See Table 27 for the related non-GAAP financial measures and tabular reconciliation).
Financial Condition as of and for the Period Ended September 30, 2026 and December 31, 2025
Our total assets as of September 30, 2026, increased $1.26 billion to $24.15 billion from $22.88 billion reported as of December 31, 2025. The increase in total assets is primarily due to the acquisition of $1.77 billion in total assets, net of purchase accounting adjustments, from MCBI during the second quarter of 2026. Cash and cash equivalents increased $191.7 million for the nine months ended September 30, 2026. Our loan portfolio balance increased to $16.91 billion, as of September 30, 2026, from $15.69 billion at December 31, 2025. The increase in loans was primarily due to the acquisition of $1.47 billion in loans, net of purchase accounting adjustments, from MCBI during the second quarter of 2026 and $64.4 million of organic loan growth from our Centennial CFG franchise, which were partially offset by $309.8 million of loan decline in our community banking footprint. Investment securities decreased by $267.6 million resulting from paydowns and maturities during the first nine months of 2026. Total deposits increased $1.28 billion to $18.76 billion as of September 30, 2026 from $17.48 billion as of December 31, 2025. The increase in deposits was primarily due to the acquisition of $1.54 billion in deposits, net of purchase accounting adjustments, from MCBI during the second quarter of 2026. Stockholders’ equity increased $232.9 million to $4.53 billion as of September 30, 2026, compared to $4.30 billion as of December 31, 2025. The $232.9 million increase in stockholders’ equity is primarily associated with the $146.0 million in common stock issued to MCBI shareholders for the acquisition of MCBI on April 1, 2026 and the $367.0 million in net income for the nine months ended September 30, 2026, partially offset by the $129.5 million in shareholder dividends paid, stock repurchases of $94.4 million and $67.9 million in other comprehensive loss.
Our non-performing loans were $200.8 million, or 1.19% of total loans, as of September 30, 2026, compared to $85.0 million, or 0.54% of total loans, as of December 31, 2025. The allowance for credit losses as a percentage of non-performing loans decreased to 162.45% as of September 30, 2026, from 350.17% as of December 31, 2025. As of September 30, 2026, our non-performing assets increased to $245.3 million, or 1.02% of total assets, from $124.8 million, or 0.55% of total assets, as of December 31, 2025. The increase in non-performing loans and assets was primarily due to one loan relationship with a balance of $92.1 million being placed on non-accrual status during the quarter ended March 31, 2026.
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
During the nine months ended September 30, 2026, we opened one branch in Rockwall, Texas, closed one branch in Amarillo, Texas, and acquired eight branches in Tennessee.
As of September 30, 2026, we had 226 branch locations. There were 75 branches in Arkansas, 78 branches in Florida, 59 branches in Texas, eight branches in Tennessee, five branches in Alabama and one branch in New York City.
Results of Operations
For the three and nine months ended September 30, 2026 and 2025
Our net income increased $5.8 million, or 4.7%, to $129.5 million for the three-month period ended September 30, 2026, from $123.6 million for the same period in 2025. On a diluted earnings per share basis, our earnings were $0.65 per share for the three-month period ended September 30, 2026, compared to $0.63 per share for the three-month period ended September 30, 2025. During the three months ended September 30, 2026, the Company did not record a provision for credit losses on loans as the existing allowance was considered adequate based on current portfolio credit quality, economic conditions and other relevant factors. The Company recorded a $710,000 gain on sale of premises and equipment, $528,000 in BOLI death benefit income and $916,000 in expense from the fair value adjustment for marketable securities, during the three months ended September 30, 2026.
Our net income increased $9.8 million, or 2.7%, to $367.0 million for the nine-month period ended September 30, 2026, from $357.2 million for the same period in 2025. On a diluted earnings per share basis, our earnings were $1.84 per share for the nine-month period ended September 30, 2026, compared to $1.80 per share for the nine-month period ended September 30, 2025. During the nine months ended September 30, 2026, the Company recorded $6.7 million in provision for credit losses on loans and a $1.0 million recovery of credit losses on unfunded commitments. As a result, total credit loss expense for the nine-month period ended September 30, 2026 was $5.7 million. During the nine months ended September 30, 2026, the Company recorded $1.7 million in income from an FDIC special assessment credit, $802,000 in BOLI death benefits, $710,000 gain on sale of premises and equipment, $1.3 million in expense from the fair value adjustment for marketable securities and $13.1 million in merger and acquisition expense due to the completion of the acquisition of MCBI during the second quarter of 2026. The merger and acquisition expense reduced earnings per share by $0.06 per share for the nine-month period ended September 30, 2026.

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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve reduced the target rate three times during 2025. First, on September 17, 2025, the Federal Reserve reduced the target rate to 4.00% to 4.25%; second, on October 29, 2025, the target rate was reduced to 3.75% to 4.00%; and third, on December 10, 2025, the target rate was reduced to 3.50% to 3.75%. On September 16, 2026, the Federal Reserve increased the target rate back to 3.75% to 4.00%.
Our net interest margin decreased from 4.56% for the three-month period ended September 30, 2025 to 4.53% for the three-month period ended September 30, 2026. The yield on interest earning assets decreased from 6.49% for the three months ended September 30, 2025 to 6.25% for the three months ended September 30, 2026, but average interest earning assets increased from $19.94 billion to $21.43 billion. The increase in average interest earning assets is primarily due to a $1.84 billion increase in average loans receivable, partially offset by a $188.2 million decrease in average investment securities and a $166.4 million decrease in average interest-bearing balances due from banks. For the three months ended September 30, 2026 and 2025, we recognized $2.9 million and $1.3 million, respectively, in total net accretion for acquired loans and deposits, and average purchase accounting loan discounts were $39.4 million and $15.0 million for the three months ended September 30, 2026 and 2025, respectively. The increase in accretion income along with the increase in the purchase accounting loan discounts, both of which resulted from the acquisition of MCBI, increased the net interest margin by four basis points for the three-month period ended September 30, 2026. We recognized $1.5 million in event income for each of the three months ended September 30, 2026 and 2025. The cost of interest-bearing liabilities decreased from 2.69% for the three months ended September 30, 2025 to 2.42% for the three months ended September 30, 2026, but average interest-bearing liabilities increased from $14.36 billion to $15.22 billion. The increase in average interest-bearing liabilities is primarily due to a $1.11 billion increase in average interest-bearing deposits and a $5.3 million increase in average securities sold under agreement to repurchase, which were partially offset by a $198.9 million decrease in average FHLB and other borrowed funds and a $59.1 million decrease in average subordinated debentures. The reduction in subordinated debentures was due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company's repurchase of $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. Net interest margin decreased during the third quarter of 2026 compared to the same period in 2025, primarily due to lower yields on interest-earning assets and changes in the composition of interest-earning assets and interest-bearing liabilities following the acquisition of MCBI. The impact of these factors was partially offset by lower rates paid on interest-bearing liabilities.

Our net interest margin increased from 4.48% for the nine-month period ended September 30, 2025 to 4.52% for the nine-month period ended September 30, 2026. The yield on interest earning assets decreased from 6.45% for the nine-months ended September 30, 2025 to 6.25% for the nine-months ended September 30, 2026, but average interest earning assets increased from $19.95 billion to $21.18 billion. The increase in average interest earning assets is primarily due to a $1.56 billion increase in average loans receivable, partially offset by a $166.1 million decrease in average investment securities and a $160.3 million decrease in average interest-bearing balances due from banks. For the nine months ended September 30, 2026 and 2025, we recognized $7.6 million and $3.9 million, respectively, in total net accretion for acquired loans and deposits. Average purchase accounting loan discounts were $31.4 million and $16.3 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in accretion income along with the increase in the purchase accounting loan discounts, both of which resulted from the acquisition of MCBI, increased the net interest margin by three basis points for the nine-month period ended September 30, 2026. We recognized $3.2 million in event income for the nine months ended September 30, 2026, compared to $3.4 million for the nine months ended September 30, 2025. The cost of interest-bearing liabilities decreased from 2.73% for the nine months ended September 30, 2025 to 2.43% for the nine months ended September 30, 2026, but average interest-bearing liabilities increased from $14.44 billion to $15.14 billion. The increase in average interest-bearing liabilities is primarily due to a $949.4 million increase in average interest-bearing deposits and an $8.5 million increase in average securities sold under agreement to repurchase, which were partially offset by a $133.6 million decrease in FHLB and other borrowed funds and a $125.8 million decrease in average subordinated debentures. The reduction in subordinated debentures was due to the Company completing the payoff of its $140.0 million 5.50% Fixed-to-Floating Rate Subordinated Notes due 2030 and the Company's repurchase of $20.0 million of its $300.0 million Fixed-to-Floating Rate Subordinated Notes due 2032 during the third quarter of 2025. Net interest margin increased for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to a greater decline in the cost of interest-bearing liabilities than the decline in yields on interest-earning assets. The net interest margin was also impacted by changes in the composition of average interest-earning assets and interest-bearing liabilities, including balances associated with the acquisition of MCBI.
Net interest income on a fully taxable equivalent basis increased $15.4 million, or 6.7%, to $244.5 million for the three-month period ended September 30, 2026, from $229.1 million for the same period in 2025. This increase in net interest income for the three-month period ended September 30, 2026 was the result of an $11.0 million increase in interest income, on a fully taxable equivalent basis, and a $4.5 million decrease in interest expense. The $11.0 million increase in interest income was primarily the result of the increase in average interest earning asset balances primarily due to the acquisition of MCBI during the second quarter of 2026, partially offset by the impact of the lower interest rate environment. The change in average interest earning asset balances resulted in an increase of $29.6 million in interest income, which was partially offset by a decrease of $18.7 million in interest income due to the lower yield on earning assets. The $4.5 million decrease in interest expense is also primarily the result of the lower interest rate environment. The lower rates on interest-bearing liabilities resulted in a decrease in interest expense of approximately $9.6 million, partially offset by an increase in average interest-bearing liabilities which increased interest expense by approximately $5.1 million.
Net interest income on a fully taxable equivalent basis increased $46.6 million, or 7.0%, to $715.4 million for the nine-month period ended September 30, 2026, from $668.8 million for the same period in 2025. This increase in net interest income for the nine-month period ended September 30, 2026 was the result of a $27.4 million increase in interest income, on a fully taxable equivalent basis, and a $19.2 million decrease in interest expense. The $27.4 million increase in interest income was primarily the result of the increase in average interest earning asset balances due to the acquisition of MCBI during the second quarter of 2026, partially offset by the impact of the lower interest rate environment. The change in average interest earning asset balances resulted in an increase of $73.9 million in interest income, which was partially offset by a decrease of $46.4 million in interest income due to the lower yield on earning assets. The $19.2 million decrease in interest expense is also primarily the result of the lower interest rate environment. The lower rates on interest-bearing liabilities resulted in a decrease in interest expense of approximately $31.2 million, partially offset by an increase in average interest-bearing liabilities which increased interest expense by approximately $12.0 million.
Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2026 and 2025, as well as changes in the fully taxable equivalent net interest margin for the three and nine months ended September 30, 2026 compared to the same period in 2025.

Table 2: Analysis of Net Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Interest income	$334,896	$323,532	$982,755	$955,189
Fully taxable equivalent adjustment	2,516	2,916	7,830	7,976
Interest income – fully taxable equivalent	337,412	326,448	990,585	963,165
Interest expense	92,903	97,366	275,215	294,415
Net interest income – fully taxable equivalent	$244,509	$229,082	$715,370	$668,750
Yield on earning assets – fully taxable equivalent	6.25%	6.49%	6.25%	6.45%
Cost of interest-bearing liabilities	2.42	2.69	2.43	2.73
Net interest spread – fully taxable equivalent	3.83	3.80	3.82	3.72
Net interest margin – fully taxable equivalent	4.53	4.56	4.52	4.48
Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026 vs. 2025	2026 vs. 2025
	(In thousands)
Increase in interest income due to change in earning assets	$29,618	$73,864
Decrease in interest income due to change in earning asset yields	(18,654)	(46,444)
Increase in interest expense due to change in interest-bearing liabilities	(5,109)	(12,021)
Decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	9,572	31,221
Increase in net interest income	$15,427	$46,620

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and nine months ended September 30, 2026 and 2025, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2026			2025
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$401,244	$3,546	3.51%	$567,617	$6,242	4.36%
Federal funds sold	4,743	43	3.60	5,142	56	4.32
Investment securities – taxable	2,792,283	24,971	3.55	3,039,247	26,326	3.44
Investment securities – non-taxable	1,174,643	10,113	3.42	1,115,834	10,201	3.63
Loans receivable	17,055,603	298,739	6.95	15,216,448	283,623	7.39
Total interest-earning assets	21,428,516	337,412	6.25%	19,944,288	326,448	6.49%
Non-earning assets	2,791,365			2,694,650
Total assets	$24,219,881			$22,638,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$12,209,970	$68,052	2.21%	$11,408,316	70,406	2.45%
Time deposits	2,224,381	18,228	3.25	1,911,703	17,556	3.64
Total interest-bearing deposits	14,434,351	86,280	2.37	13,320,019	87,962	2.62
Federal funds purchased	11	—	—	11	—	—
Securities sold under agreement to repurchase	151,203	1,009	2.65	145,883	1,019	2.77
FHLB and other borrowed funds	351,588	3,255	3.67	550,501	5,378	3.88
Subordinated debentures	279,689	2,359	3.35	338,757	3,007	3.52
Total interest-bearing liabilities	15,216,842	92,903	2.42%	14,355,171	97,366	2.69%
Non-interest-bearing liabilities
Non-interest-bearing deposits	4,251,520			3,956,826
Other liabilities	181,041			211,057
Total liabilities	19,649,403			18,523,054
Stockholders’ equity	4,570,478			4,115,884
Total liabilities and stockholders’ equity	$24,219,881			$22,638,938
Net interest spread			3.83%			3.80%
Net interest income and margin		$244,509	4.53%		$229,082	4.56%

	Nine Months Ended September 30,
	2026			2025
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$504,055	$13,626	3.61%	$664,308	$21,813	4.39%
Federal funds sold	4,687	128	3.65	5,037	164	4.35
Investment securities – taxable	2,887,538	75,486	3.50	3,104,254	80,203	3.45
Investment securities – non-taxable	1,172,057	30,658	3.50	1,121,481	30,294	3.61
Loans receivable	16,611,685	870,687	7.01	15,056,440	830,691	7.38
Total interest-earning assets	21,180,022	990,585	6.25%	19,951,520	963,165	6.45%
Non-earning assets	2,732,719			2,710,647
Total assets	$23,912,741			$22,662,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$12,158,366	$201,110	2.21%	$11,450,902	211,120	2.47%
Time deposits	2,108,760	51,747	3.28	1,866,855	52,117	3.73
Total interest-bearing deposits	14,267,126	252,857	2.37	13,317,757	263,237	2.64
Federal funds purchased	14	—	—	19	—	—
Securities sold under agreement to repurchase	156,986	2,993	2.55	148,462	3,105	2.80
FHLB and other borrowed funds	438,979	12,293	3.74	572,538	16,819	3.93
Subordinated debentures	279,521	7,072	3.38	405,285	11,254	3.71
Total interest-bearing liabilities	15,142,626	275,215	2.43%	14,444,061	294,415	2.73%
Non-interest-bearing liabilities
Non-interest-bearing deposits	4,111,722			3,973,135
Other liabilities	172,277			201,228
Total liabilities	19,426,625			18,618,424
Stockholders’ equity	4,486,116			4,043,743
Total liabilities and stockholders’ equity	$23,912,741			$22,662,167
Net interest spread			3.82%			3.72%
Net interest income and margin		$715,370	4.52%		$668,750	4.48%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and nine months ended September 30, 2026 compared to the same period in 2025, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 5: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 over 2025			2026 over 2025
	Volume	Yield / Rate	Total	Volume	Yield / Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(1,614)	$(1,082)	$(2,696)	$(4,725)	$(3,462)	$(8,187)
Federal funds sold	(4)	(9)	(13)	(11)	(25)	(36)
Investment securities – taxable	(2,189)	834	(1,355)	(5,656)	939	(4,717)
Investment securities – non-taxable	523	(611)	(88)	1,341	(977)	364
Loans receivable	32,902	(17,786)	15,116	82,915	(42,919)	39,996
Total interest income	29,618	(18,654)	10,964	73,864	(46,444)	27,420
Interest expense:
Interest-bearing transaction and savings deposits	4,746	(7,100)	(2,354)	12,540	(22,550)	(10,010)
Time deposits	2,685	(2,013)	672	6,331	(6,701)	(370)
Securities sold under agreement to repurchase	36	(46)	(10)	172	(284)	(112)
FHLB and other borrowed funds	(1,854)	(269)	(2,123)	(3,771)	(755)	(4,526)
Subordinated debentures	(504)	(144)	(648)	(3,251)	(931)	(4,182)
Total interest expense	5,109	(9,572)	(4,463)	12,021	(31,221)	(19,200)
Increase (decrease) in net interest income	$24,509	$(9,082)	$15,427	$61,843	$(15,223)	$46,620
Provision for Credit Losses
Credit Loss Expense: During the three months ended September 30, 2026, the Company did not record a provision for credit losses on loans or unfunded commitments as the current levels of the reserves were considered adequate. During the nine months ended September 30, 2026, the Company recorded $6.7 million in provision for credit losses on loans, and the Company recovered $1.0 million in credit losses on unfunded commitments. During the three and nine months ended September 30, 2026, the Company determined no allowance for credit losses on the available-for-sale portfolio was necessary. The Company also determined the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no provision was considered necessary for either portfolio.
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
Net charge-offs to average total loans were 0.05% and 0.08% for the three months ended September 30, 2026 and 2025, respectively. Net charge-offs (recoveries) to average total loans were 0.08% and 0.00% for the nine months ended September 30, 2026 and 2025, respectively.

Non-Interest Income
Total non-interest income was $46.4 million and $142.7 million for the three and nine months ended September 30, 2026, compared to $51.5 million and $148.0 million for the same periods in 2025. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending income, insurance commissions, increase in cash value of life insurance, fair value adjustment for marketable securities and dividends.
Table 6 measures the various components of our non-interest income for the three and nine months ended September 30, 2026 and 2025.
Table 6: Non-Interest Income

	Three Months Ended September 30,		2026 Change from 2025		Nine Months Ended September 30,		2026 Change from 2025
	2026	2025			2026	2025
	(Dollars in thousands)
Service charges on deposit accounts	$10,403	$10,486	$(83)	(0.8)%	$30,440	$29,688	$752	2.5%
Other service charges and fees	12,008	12,130	(122)	(1.0)	34,791	35,462	(671)	(1.9)
Trust fees	3,969	4,600	(631)	(13.7)	15,560	14,594	966	6.6
Mortgage lending income	3,783	4,691	(908)	(19.4)	13,352	13,070	282	2.2
Insurance commissions	561	574	(13)	(2.3)	1,675	1,698	(23)	(1.4)
Increase in cash value of life insurance	1,530	1,404	126	9.0	4,451	4,661	(210)	(4.5)
Dividends from FHLB, FRB, FNBB & other	2,640	2,658	(18)	(0.7)	8,017	8,033	(16)	(0.2)
Gain on sale of SBA loans	—	46	(46)	(100.0)	80	334	(254)	(76.0)
Gain (loss) on sale of branches, equipment and other assets, net	744	(66)	810	1,227.3	740	743	(3)	(0.4)
Gain (loss) on OREO, net	81	(1)	82	8,200.0	1,120	(364)	1,484	407.7
Fair value adjustment for marketable securities	(916)	1,020	(1,936)	(189.8)	(1,347)	1,224	(2,571)	(210.0)
Other income	11,643	13,963	(2,320)	(16.6)	33,824	38,867	(5,043)	(13.0)
Total non-interest income	$46,446	$51,505	$(5,059)	(9.8)%	$142,703	$148,010	$(5,307)	(3.6)%
Non-interest income decreased $5.1 million, or 9.8%, to $46.4 million for the three months ended September 30, 2026 from $51.5 million for the same period in 2025. The primary factors in this decrease were the decreases in mortgage lending income, fair value adjustment for marketable securities and other income, partially offset by the gain (loss) on sale of branches, equipment and other assets, net.
Additional details for the three months ended September 30, 2026 on some of the more significant changes are as follows:
•The $908,000 decrease in mortgage lending income was primarily due to lower mortgage lending volume and reduced gains on mortgage loan sales, reflecting the impact of elevated mortgage interest rates.
•The $810,000 increase in gain (loss) on sale of branches, equipment and other assets, net is primarily due the sale of a building from our Arkansas region.
•The $1.9 million decrease in the fair value adjustment for marketable securities is due to market fluctuations.
•The $2.3 million decrease in other income was primarily attributable to the absence of certain items recognized in 2025, including a $1.9 million gain on the repurchase of subordinated debt, $1.8 million of income from a lawsuit settlement and $1.2 million of recoveries on historic losses. The decrease was partially offset by a $1.7 million increase in the fair value of equity securities, a $340,000 increase in BOLI death benefit income and a $281,000 increase in investment brokerage fee income.
Non-interest income decreased $5.3 million, or 3.6%, to $142.7 million for the nine months ended September 30, 2026 from $148.0 million for the same period in 2025. The primary factors in this decrease were the decreases in the fair value adjustment for marketable securities and other income, which were partially offset by the increases in trust fees and the gain (loss) on OREO, net.

Additional details for the nine months ended September 30, 2026 on some of the more significant changes are as follows:
•The $966,000 increase in trust fees is primarily due to an increase in personal trust and IRA fees.
•The $1.5 million increase in gain on OREO, net is primarily due to the gain on the sale of a building from our Florida region in 2026 and the loss on the sale of a building from our Florida region during 2025.
•The $2.6 million decrease in the fair value adjustment for marketable securities is due to market fluctuations.
•The $5.0 million decrease in other income was primarily attributable to the absence of certain items recognized in 2025, including $7.4 million of special income related to the fair value of equity securities, a $1.9 million gain on the repurchase of subordinated debt, $1.8 million of income from a lawsuit settlement and $1.7 million of recoveries on historic losses. The decrease was partially offset by a $5.1 million increase in other fair value income from equity securities, a $1.4 million increase in investment brokerage fee income and a $1.2 million increase in miscellaneous income, primarily from various tax refunds.
Non-Interest Expense
Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, merger and acquisition and other expenses such as advertising, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees, other professional fees and other expenses.
Table 7 below sets forth a summary of non-interest expense for the three and nine months ended September 30, 2026 and 2025.
Table 7: Non-Interest Expense

	Three Months Ended September 30,		2026 Change from 2025		Nine Months Ended September 30,		2026 Change from 2025
	2026	2025			2026	2025
	(Dollars in thousands)
Salaries and employee benefits	$67,607	$63,804	$3,803	6.0%	$199,585	$189,977	$9,608	5.1%
Occupancy and equipment	15,819	14,828	991	6.7	46,473	43,276	3,197	7.4
Data processing expense	9,187	8,871	316	3.6	27,378	25,793	1,585	6.1
Merger and acquisition expenses	—	—	—	—	13,120	—	13,120	100.0
Other operating expenses:
Advertising	2,179	2,149	30	1.4	6,620	6,131	489	8.0
Amortization of intangibles	2,890	2,024	866	42.8	7,717	6,096	1,621	26.6
Electronic banking expense	2,950	3,357	(407)	(12.1)	9,499	9,584	(85)	(0.9)
Directors' fees	402	405	(3)	(0.7)	1,336	1,288	48	3.7
Due from bank service charges	335	404	(69)	(17.1)	1,012	968	44	4.5
FDIC and state assessment	3,498	3,245	253	7.8	8,142	8,268	(126)	(1.5)
Insurance	1,073	1,110	(37)	(3.3)	3,237	3,158	79	2.5
Legal and accounting	1,235	1,061	174	16.4	3,575	7,062	(3,487)	(49.4)
Other professional fees	2,523	2,083	440	21.1	6,716	6,241	475	7.6
Operating supplies	877	773	104	13.5	2,394	2,195	199	9.1
Postage	580	538	42	7.8	1,807	1,529	278	18.2
Telephone	267	367	(100)	(27.2)	954	1,222	(268)	(21.9)
Other expense	10,110	9,819	291	3.0	31,436	31,018	418	1.3
Total non-interest expense	$121,532	$114,838	$6,694	5.8%	$371,001	$343,806	$27,195	7.9%
Non-interest expense increased $6.7 million, or 5.8%, to $121.5 million for the three months ended September 30, 2026 from $114.8 million for the same period in 2025. The primary factors that resulted in this increase were the increases in salaries and employee benefits, occupancy and equipment expense and amortization of intangibles.

Additional details for the three months ended September 30, 2026 on some of the more significant changes are as follows:
•The $3.8 million increase in salaries and employee benefits expense was primarily attributable to the MCBI acquisition and higher lending-related compensation costs.
•The $991,000 increase in occupancy and equipment expense is due to an increase in depreciation expense on buildings, machinery and equipment related to the acquisition of MCBI.
•The $866,000 increase in amortization of intangibles is due to the acquisition of MCBI.
Non-interest expense increased $27.2 million, or 7.9%, to $371.0 million for the nine months ended September 30, 2026 from $343.8 million for the same period in 2025. The primary factors that resulted in this increase were the increases in salaries and employee benefits, occupancy and equipment, data processing, merger and acquisition expense and amortization of intangibles expenses, which were partially offset by the decrease in legal and accounting expense.
Additional details for the nine months ended September 30, 2026 on some of the more significant changes are as follows:
•The $9.6 million increase in salaries and employee benefits expense is primarily due to the MCBI acquisition as well as an increase in incentive compensation as a result of an increase in revenue for the Company combined with the additional costs of doing business.
•The $3.2 million increase in occupancy and equipment expense is due to an increase in depreciation expense on buildings, machinery and equipment related to the acquisition of MCBI.
•The $1.6 million increase in data processing expense is due to an increase in core processing computer expense related to the acquisition of MCBI.
•The $13.1 million increase in merger and acquisition expense is related to costs associated with the acquisition of MCBI.
•The $1.6 million increase in amortization of intangibles is due to the acquisition of MCBI.
•The $3.5 million decrease in legal and accounting expense is primarily due to legal matters which occurred during 2025.
Income Taxes
Income tax expense increased $1.7 million, or 4.9%, to $37.5 million for the three-month period ended September 30, 2026, from $35.7 million for the same period in 2025. Income tax expense increased $5.3 million, or 5.2%, to $106.6 million for the nine-month period ended September 30, 2026, from $101.3 million for the same period in 2025. The effective income tax rate was 22.44% and 22.50% for the three and nine months ended September 30, 2026, compared to 22.42% and 22.09% for the same periods in 2025. The marginal tax rate was 24.359% and 24.433% for 2026 and 2025, respectively.
Financial Condition as of and for the Period Ended September 30, 2026 and December 31, 2025
Our total assets as of September 30, 2026, increased $1.26 billion to $24.15 billion from $22.88 billion reported as of December 31, 2025. The increase in total assets is primarily due to the acquisition of $1.77 billion in total assets, net of purchase accounting adjustments, from MCBI during the second quarter of 2026. Cash and cash equivalents increased $191.7 million for the nine months ended September 30, 2026. Our loan portfolio balance increased to $16.91 billion, as of September 30, 2026, from $15.69 billion at December 31, 2025. The increase in loans was primarily due to the acquisition of $1.47 billion in loans, net of purchase accounting adjustments, from MCBI during the second quarter of 2026 and $64.4 million of organic loan growth from our Centennial CFG franchise, which were partially offset by $309.8 million of loan decline in our community banking footprint. Investment securities decreased by $267.6 million resulting from paydowns and maturities during the first nine months of 2026. Total deposits increased $1.28 billion to $18.76 billion as of September 30, 2026 from $17.48 billion as of December 31, 2025. The increase in deposits was primarily due to the acquisition of $1.54 billion in deposits, net of purchase accounting adjustments, from MCBI during the second quarter of 2026. Stockholders’ equity increased $232.9 million to $4.53 billion as of September 30, 2026, compared to $4.30 billion as of December 31, 2025. The $232.9 million increase in stockholders’ equity is primarily associated with the $146.0 million in common stock issued to MCBI shareholders for the acquisition of MCBI on April 1, 2026 and the $367.0 million in net income for the nine months ended September 30, 2026, partially offset by the $129.5 million in shareholder dividends paid, stock repurchases of $94.4 million and $67.9 million in other comprehensive loss.

Loan Portfolio
Loans Receivable
Our loan portfolio averaged $17.06 billion and $15.22 billion during the three months ended September 30, 2026 and 2025, respectively. Our loan portfolio averaged $16.61 billion and $15.06 billion during the nine months ended September 30, 2026 and 2025, respectively. Loans receivable were $16.91 billion and $15.69 billion as of September 30, 2026 and December 31, 2025, respectively.
From December 31, 2025 to September 30, 2026, the Company experienced an increase of approximately $1.22 billion in loans. The increase in loans was due to the acquisition of $1.47 billion in loans, net of purchase accounting adjustments, from MCBI during the second quarter of 2026 and $64.4 million of organic loan growth from our Centennial CFG franchise, which was partially offset by $309.8 million of loan decline in our community banking footprint.
The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, Texas, Tennessee, Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Texas, Tennessee, Alabama and New York. Loans receivable were approximately $3.79 billion, $4.36 billion, $3.78 billion, $1.40 billion, $91.2 million, $1.41 billion and $2.08 billion as of September 30, 2026 in Arkansas, Florida, Texas, Tennessee, Alabama, SPF and Centennial CFG, respectively.
Table 8 presents our loans receivable balances by category as of September 30, 2026 and December 31, 2025.
Table 8: Loans Receivable

	September 30, 2026	December 31, 2025
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$5,543,038	$5,290,112
Construction/land development	2,851,115	2,726,993
Agricultural	326,929	332,412
Residential real estate loans:
Residential 1-4 family	2,486,120	2,134,334
Multifamily residential	1,281,202	1,140,911
Total real estate	12,488,404	11,624,762
Consumer	1,305,141	1,253,746
Commercial and industrial	2,330,327	2,222,401
Agricultural	372,834	359,879
Other	413,915	225,421
Total loans receivable	$16,910,621	$15,686,209
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

As of September 30, 2026, commercial real estate ("CRE") loans totaled $8.72 billion, or 51.6%, of loans receivable, as compared to $8.35 billion, or 53.2%, of loans receivable, as of December 31, 2025. CRE loans originated in our Arkansas, Florida, Texas, Tennessee, Alabama, SPF and Centennial CFG markets were $2.10 billion, $2.63 billion, $1.84 billion, $680.1 million, $44.3 million, zero and $1.43 billion at September 30, 2026, respectively.
As of September 30, 2026, we had approximately $1.22 billion of construction/land development loans which were collateralized by land. This consisted of approximately $33.0 million for raw land and approximately $1.18 billion for land with commercial and/or residential lots.
Table 9 presents the composition of the funded and unfunded balances of our CRE portfolio by loan type, as of September 30, 2026 and December 31, 2025, and their respective percentages of our total CRE portfolio.
Table 9: CRE Loan Concentrations

	September 30, 2026
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$753,461	8.6%	$69,422	3.2%
Office Building	888,233	10.2	98,121	4.5
Hotel	1,190,446	13.7	15,377	0.7
Industrial	436,261	5.0	67,484	3.1
Retail	518,478	5.9	18,606	0.9
Owner-Occupied (1)	1,756,159	20.2	103,942	4.8
Construction/Land Development:
Construction Residential-Spec	308,266	3.5	466,539	21.3
Residential Land Development	332,724	3.8	114,178	5.2
Construction Commercial	361,856	4.1	328,539	15.0
Construction Multi Family	433,119	5.0	368,652	16.8
Commercial Land Development	851,696	9.8	92,943	4.2
Construction Residential-Presold	309,664	3.6	190,643	8.7
Construction Hotel	220,828	2.5	229,292	10.5
Raw Land	32,962	0.4	569	—
Agricultural (1)	326,929	3.7	23,025	1.1
Total Commercial Real Estate (2)	$8,721,082	100.0%	$2,187,332	100.0%

	December 31, 2025
	Funded Balance	% of CRE Loans	Unfunded Balance	% of CRE Loans
	(Dollars in thousands)
Non-Farm/Non-Residential:
Single Purpose Building	$706,177	8.5%	$71,063	3.3%
Office Building	1,008,629	12.1	96,027	4.4
Hotel	1,160,378	13.9	13,105	0.6
Industrial	310,376	3.7	36,695	1.7
Retail	503,907	6.0	16,513	0.8
Owner-Occupied (1)	1,600,645	19.2	113,429	5.2
Construction/Land Development:
Construction Residential-Spec	403,058	4.8	289,133	13.2
Residential Land Development	414,542	5.0	168,976	7.7
Construction Commercial	267,719	3.2	309,536	14.1
Construction Multi Family	546,607	6.5	500,520	22.9
Commercial Land Development	777,853	9.3	115,489	5.3
Construction Residential-Presold	180,721	2.2	146,770	6.7
Construction Hotel	94,712	1.1	280,314	12.8
Raw Land	41,781	0.5	610	—
Agricultural (1)	332,412	4.0	27,869	1.3
Total Commercial Real Estate (2)	$8,349,517	100.0%	$2,186,049	100.0%
(1)     Agriculture real estate loans and owner-occupied non-farm non-residential loans are not included within CRE for regulatory reporting purposes.
(2)     Excludes multi-family residential loans of $1.28 billion and $1.14 billion as of September 30, 2026 and December 31, 2025, respectively, which are included in the residential real estate loans throughout the filing. Multi-family residential loans are included in CRE for regulatory purposes.

Table 10 presents the composition of our CRE loan portfolio by the ten largest geographical locations of the collateral as of September 30, 2026 and December 31, 2025.
Table 10: Geographical Locations of CRE Loans

(In thousands)	Florida	Texas	Arkansas	Tennessee	New York	California	Missouri	Alabama	Georgia	Utah	All Other	Total
As of September 30, 2026
Non-Farm/Non-Residential:
Single Purpose Building	$187,661	$159,623	$229,792	$66,198	$590	$—	$11,964	$13,845	$16,114	$—	$67,674	$753,461
Office Building	120,757	300,983	56,216	65,055	9,496	606	259,436	1,267	45,577	—	28,840	888,233
Hotel	613,382	208,530	112,548	111,562	—	—	486	16,233	23,850	—	103,855	1,190,446
Industrial	43,676	173,720	58,541	20,422	54,233	53,634	—	29,376	—	—	2,659	436,261
Retail	88,866	246,412	38,010	64,902	35,984	—	3	11,529	679	—	32,093	518,478
Owner-Occupied (1)	425,548	475,105	352,531	221,819	28,013	—	1,663	18,404	11,760	—	221,316	1,756,159
Construction/Land Development:
Construction Residential - Spec	123,872	121,722	33,579	16,256	—	—	—	941	205	—	11,691	308,266
Residential Land Development	122,280	79,420	41,518	7,650	—	—	—	2,905	272	76,741	1,938	332,724
Construction Commercial	98,991	32,924	100,652	17,331	—	23,938	704	37,453	—	16,185	33,678	361,856
Construction Multi Family	339,975	494	30,886	—	39,842	—	—	—	—	—	21,922	433,119
Commercial Land Development	266,588	60,471	25,157	24,217	189,371	140,997	—	24,360	16,007	—	104,528	851,696
Construction Residential - Presold	59,324	114,889	14,301	13,375	2	106,012	—	1,761	—	—	—	309,664
Construction Hotel	3,110	27,492	—	67,521	—	—	—	21,746	45,286	—	55,673	220,828
Raw Land	7,452	9,894	15,016	187	—	—	—	229	—	—	184	32,962
Agricultural (1)	45,950	137,164	111,314	13,086	—	—	3,012	2,338	—	—	14,065	326,929
Total Commercial Real Estate (2)	$2,547,432	$2,148,843	$1,220,061	$709,581	$357,531	$325,187	$277,268	$182,387	$159,750	$92,926	$700,116	$8,721,082

(In thousands)	Florida	Texas	Arkansas	New York	California	Georgia	Alabama	Utah	Pennsylvania	Tennessee	All Other	Total
As of December 31, 2025
Non-Farm/Non-Residential:
Single Purpose Building	$221,682	$165,311	$227,874	$—	$600	$12,229	$7,554	$—	$—	$5,071	$65,856	$706,177
Office Building	256,836	404,755	64,001	622	17,562	130,687	9,086	—	19,229	—	105,851	1,008,629
Hotel	602,220	267,493	118,862	4,999	—	24,083	17,812	—	—	—	124,909	1,160,378
Industrial	60,891	148,448	35,640	—	20,751	—	42,875	—	—	—	1,771	310,376
Retail	140,082	241,732	41,756	—	35,936	1,022	11,760	—	—	406	31,213	503,907
Owner-Occupied (1)	455,897	531,052	351,471	—	6,557	17,732	27,131	—	79,608	6,262	124,935	1,600,645
Construction/Land Development:												—
Construction Residential - Spec	136,751	103,726	41,319	118,698	—	—	91	—	—	—	2,473	403,058
Residential Land Development	140,163	89,286	46,114	—	27,315	171	1,583	76,741	—	3,615	29,554	414,542
Construction Commercial	48,964	40,140	71,385	22,775	31,017	—	16,701	14,637	—	13,011	9,089	267,719
Construction Multi Family	289,314	508	924	104,942	—	—	—	—	267	32,923	117,729	546,607
Commercial Land Development	194,889	70,052	26,108	121,137	119,335	19,133	15,749	38,332	—	11,640	161,478	777,853
Construction Residential - Presold	62,595	96,170	19,626	—	—	—	2,330	—	—	—	—	180,721
Construction Hotel	2,424	32,064	—	—	—	—	13,549	—	—	18,813	27,862	94,712
Raw Land	10,581	10,618	20,158	—	—	—	232	—	—	—	192	41,781
Agricultural (1)	47,080	149,162	116,396	—	—	—	2,297	—	—	—	17,477	332,412
Total Commercial Real Estate (2)	$2,670,369	$2,350,517	$1,181,634	$373,173	$259,073	$205,057	$168,750	$129,710	$99,104	$91,741	$820,389	$8,349,517
(1)     Agriculture real estate loans and owner-occupied non-farm non-residential loans are not included within CRE for regulatory reporting purposes.
(2)     Excludes multi-family residential loans of $1.28 billion and $1.14 billion as of September 30, 2026 and December 31, 2025, respectively, which are included in the residential real estate loans throughout the filing. Multi-family residential loans are included in CRE for regulatory purposes.

Our loan policy states that in order to achieve a well-balanced, diversified credit portfolio, concentrations containing inappropriate or excessive risk are to be avoided. It is the goal of the Company to maintain a prudent diversification of loans. We define a concentration of credit as direct or indirect obligations according to the following guidelines: (i) concentrations of 25% or more of total risk-based capital by individual borrower, small, interrelated group of individuals, single repayment source or individual project; (ii) concentrations of 100% or more of total risk-based capital by industry or product line. As of September 30, 2026, we have not met the threshold for the concentration limits. In addition, the Bank's Board of Directors monitors the CRE loan portfolio for concentrations related to geography, industry, and collateral type and determines applicable guidelines. The Chief Lending Officer also reviews the portfolio periodically to determine if any concentrations exist and makes recommendations with respect to setting internal guidelines.
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
The Company has a CRE strategy and contingency plan which outlines the principles required to adequately manage our CRE exposures. It discusses the inherent risks within CRE lending, as well as the risks unique to specific lending activities and property taxes. In addition, the plan outlines internal limits related to CRE lending, reasoning for operating outside those limits, and provides for a contingency plan to reduce the CRE exposures under adverse economic conditions or other situations where it is deemed necessary to do so. The responsibility for monitoring the CRE Strategy and Contingency Plan, and subsequent reporting to management and the Board of Directors lies with the Chief Lending Officer and the Asset Quality Committee of the Board of Directors. Within the CRE Strategy and Contingency Plan, we established four adverse economic triggers to measure on an ongoing basis to attempt to determine when a change in CRE strategy might be warranted, at least from an external economic perspective. If one or a combination of these triggers have exceeded Board approved thresholds, the Executive Risk Committee will determine which action or combination of actions, if any, to take based on the specific situation. If utilized, the required actions are likely to focus on tightening/loosening of underwriting criteria, potential capital raises or loan distribution actions such as selling or participating loans. However, other action steps may be considered necessary depending upon the specific situation. As of September 30, 2026, the Company believes our current underwriting standards and capital position remain adequate for addressing the risks to our CRE portfolio.
Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 59.5% and 35.5% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of September 30, 2026, with the remaining 5.0% relating to condominiums and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
As of September 30, 2026, residential real estate loans totaled $3.77 billion, or 22.3%, of loans receivable, compared to $3.28 billion, or 20.9%, of loans receivable, as of December 31, 2025. Residential real estate loans originated in our Arkansas, Florida, Texas, Tennessee, Alabama, SPF and Centennial CFG markets were $756.0 million, $1.11 billion, $798.5 million, $620.7 million, $33.5 million, zero and $446.6 million at September 30, 2026, respectively.
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
Consumer loans totaled $1.31 billion, or 7.7%, of loans receivable at September 30, 2026, compared to $1.25 billion, or 8.0%, of loans receivable, as of December 31, 2025. Consumer loans originated in our Arkansas, Florida, Texas, Tennessee, Alabama, SPF and Centennial CFG markets were $18.6 million, $5.8 million, $5.9 million, $8.5 million $335,000, $1.27 billion and zero at September 30, 2026, respectively.

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
As of September 30, 2026, commercial and industrial loans totaled $2.33 billion, or 13.8%, of loans receivable, compared to $2.22 billion, or 14.2%, of loans receivable, as of December 31, 2025. Commercial and industrial loans originated in our Arkansas, Florida, Texas, Tennessee, Alabama, SPF and Centennial CFG markets were $563.6 million, $594.8 million, $826.4 million, $88.5 million, $13.1 million, $147.2 million and $96.7 million at September 30, 2026, respectively.
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
Purchased loans that have experienced more than insignificant credit deterioration since origination are PCD loans. An allowance for credit losses is determined using an expected loss methodology. The Company develops separate PCD models for each loan segment with PCD loans not individually analyzed for credit losses. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a non-credit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses. The Company held approximately $89.5 million and $52.2 million in PCD loans, as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, $45.1 million and $44.4 million resulted from the acquisitions of Happy Bancshares, Inc. in 2022 and MCBI in 2026, respectively.
Table 11 sets forth information with respect to our non-performing assets as of September 30, 2026 and December 31, 2025. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 11: Non-performing Assets

	As of September 30, 2026	As of December 31, 2025
	(Dollars in thousands)
Non-accrual loans	$195,789	$78,002
Loans past due 90 days or more (principal or interest payments)	5,018	6,980
Total non-performing loans	200,807	84,982
Other non-performing assets
Foreclosed assets held for sale, net	43,366	39,831
Other non-performing assets	1,140	—
Total other non-performing assets	44,506	39,831
Total non-performing assets	$245,313	$124,813
Allowance for credit losses to non-accrual loans	166.62%	381.51%
Allowance for credit losses to non-performing loans	162.45	350.17
Non-accrual loans to total loans	1.16	0.50
Non-performing loans to total loans	1.19	0.54
Non-performing assets to total assets	1.02	0.55

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
Our non-performing loans were $200.8 million, or 1.19% of total loans as of September 30, 2026, compared to $85.0 million, or 0.54% of total loans, as of December 31, 2025. The allowance for credit losses as a percentage of non-performing loans decreased to 162.45% as of September 30, 2026, from 350.17% as of December 31, 2025. As of September 30, 2026, our non-performing assets increased to $245.3 million, or 1.02% of total assets, from $124.8 million, or 0.55% of total assets, as of December 31, 2025. The increase in non-performing loans and assets was primarily due to one loan relationship with a balance of $92.1 million being placed on non-accrual status during the quarter ended March 31, 2026.
Table 12 below shows the non-performing loans and non-performing assets by region as of September 30, 2026 and December 31, 2025:
Table 12: Non-performing Assets By Region

	As of September 30, 2026
(in thousands)	Arkansas	Florida	Texas	Tennessee	Alabama	Shore Premier Finance	Centennial CFG	Total
Non-accrual loans	$18,322	$22,581	$126,160	$4,049	$44	$9,789	$14,844	$195,789
Loans 90+ days past due	1,079	1,810	2,129	—	—	—	—	5,018
Total non-performing loans	$19,401	$24,391	$128,289	$4,049	$44	$9,789	$14,844	$200,807

Foreclosed assets held for sale	2,478	315	16,379	1,382	—	—	22,812	43,366
Other non-performing assets	—	—	—	—	—	1,140	—	1,140
Total other non-performing assets	2,478	315	16,379	1,382	—	1,140	22,812	44,506
Total non-performing assets	$21,879	$24,706	$144,668	$5,431	$44	$10,929	$37,656	$245,313

	As of December 31, 2025
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Non-accrual loans	$18,234	$24,645	$24,234	$54	$10,048	$787	$78,002
Loans 90+ days past due	291	1,020	2,383	—	3,286	—	6,980
Total non-performing loans	$18,525	$25,665	$26,617	$54	$13,334	$787	$84,982

Foreclosed assets held for sale	771	260	15,988	—	—	22,812	39,831
Total other non-performing assets	771	260	15,988	—	—	22,812	39,831
Total non-performing assets	$19,296	$25,925	$42,605	$54	$13,334	$23,599	$124,813
Debt restructuring generally occurs when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in potentially an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our restructured loans that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. As of September 30, 2026, we had $4.6 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual. Our Arkansas market contains $2.0 million, our Florida market contains $1.1 million and our Texas market contains $1.5 million of these restructured loans.

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
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company has modified 9 loans over the past 12 months to borrowers experiencing financial difficulty. The pre-modification balance of the loans was $1.0 million, and the ending balance as of September 30, 2026 was $956,000. The $956,000 balance consists of $425,000 of non-accrual loans and $531,000 of current loans as of September 30, 2026.
The Company had $248.7 million and $219.4 million in impaired loans (which includes loans individually analyzed for credit losses for which a specific reserve has been recorded, non-accrual loans, loans past due 90 days or more and restructured loans made to borrowers experiencing financial difficulty) for the periods ended September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, our Arkansas, Florida, Texas, Tennessee, Alabama, SPF and Centennial CFG markets accounted for approximately $22.8 million, $25.4 million, $159.5 million, $16.3 million, $44,000, $9.8 million and $14.8 million of the impaired loans, respectively.
Total foreclosed assets held for sale were $43.4 million as of September 30, 2026, compared to $39.8 million as of December 31, 2025, for an increase of $3.5 million. The foreclosed assets held for sale as of September 30, 2026 are comprised of $2.5 million located in Arkansas, $315,000 located in Florida, $16.4 million located in Texas, $1.4 million located in Tennessee, zero in Alabama, zero in SPF and $22.8 million in Centennial CFG. The majority of the foreclosed assets held for sale is comprised of two properties. The first is an office building located in Santa Monica, California with a carrying value of $22.8 million. The second is an apartment complex in Gunter, Texas with a carrying value of $15.0 million. These two properties account for $37.8 million of the balance of foreclosed assets held for sale at September 30, 2026.
Table 13 shows the summary of foreclosed assets held for sale as of September 30, 2026 and December 31, 2025.
Table 13: Foreclosed Assets Held For Sale

	As of September 30, 2026	As of December 31, 2025
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$23,787	$23,433
Construction/land development	16,071	15,230
Residential real estate loans
Residential 1-4 family	3,508	1,168
Total foreclosed assets held for sale	$43,366	$39,831

Past Due and Non-Accrual Loans
Table 14 shows the summary of non-accrual loans as of September 30, 2026 and December 31, 2025:
Table 14: Total Non-Accrual Loans

	As of September 30, 2026	As of December 31, 2025
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$54,483	$21,685
Construction/land development	23,231	5,444
Agricultural	892	489
Residential real estate loans
Residential 1-4 family	29,289	24,149
Multifamily residential	12,055	10,925
Total real estate	119,950	62,692
Consumer	10,010	10,326
Commercial and industrial	64,594	3,760
Agricultural & other	1,235	1,224
Total non-accrual loans	$195,789	$78,002
If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $6.0 million and $1.7 million, respectively, would have been recorded for the three-month periods ended September 30, 2026 and 2025. If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $17.9 million and $5.1 million, respectively, would have been recorded for the nine-month periods ended September 30, 2026 and 2025. The interest income recognized on non-accrual loans for the three months ended September 30, 2026 and 2025 was considered immaterial.
Table 15 shows the summary of accruing past due loans 90 days or more as of September 30, 2026 and December 31, 2025:
Table 15: Loans Accruing Past Due 90 Days or More

	As of September 30, 2026	As of December 31, 2025
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$—
Construction/land development	450	405
Residential real estate loans
Residential 1-4 family	4,551	2,321
Total real estate	5,001	2,726
Consumer	1	3,290
Commercial and industrial	4	964
Agricultural & Other	12	—
Total loans accruing past due 90 days or more	$5,018	$6,980
Our ratio of total loans accruing past due 90 days or more and non-accrual loans to total loans was 1.19% and 0.54% at September 30, 2026 and December 31, 2025, respectively.

Allowance for Credit Losses
Overview. The allowance for credit losses on loans receivable was $326.2 million and $297.6 million at September 30, 2026 and December 31, 2025, respectively. The Company completed the acquisition of MCBI on April 1, 2026. Pursuant to ASC 326 and ASU 2025‑08, the Company established an acquisition-date allowance for credit losses of $31.3 million using the gross-up approach, consisting of $7.6 million related to PCD loans and $23.7 million related to PSLs. The acquisition-date allowance was recorded as an adjustment to the amortized cost basis of the acquired loans and did not result in provision for credit losses expense upon acquisition.
The specific reserve for loans individually analyzed for credit losses was $23.5 million on $215.3 million of individually analyzed loans as of September 30, 2026, compared to a specific reserve of $17.0 million on $186.5 million of individually analyzed loans as of December 31, 2025. The amortized cost balance for loans with a specific allocation increased from $71.3 million to $73.8 million from December 31, 2025 to September 30, 2026. The allowance for credit losses as a percentage of loans was 1.93% and 1.90% at September 30, 2026 and December 31, 2025, respectively.
Loans Collectively Evaluated for Credit Loss. Loans receivable collectively evaluated for credit loss increased by approximately $1.20 billion from $15.50 billion at December 31, 2025 to $16.70 billion at September 30, 2026. The increase was primarily due to the acquisition of MCBI on April 1, 2026, which included $1.47 billion in loans, including the effects of the known purchase accounting adjustments. The percentage of the allowance for credit losses allocated to loans receivable collectively evaluated for credit loss to the total loans collectively evaluated for credit loss was 1.81% at both September 30, 2026 and December 31, 2025.
Charge-offs and Recoveries. For the three months ended September 30, 2026, total charge-offs were $3.7 million and total recoveries were $1.5 million, for a net charge-off position of $2.1 million. For the nine months ended September 30, 2026, total charge-offs were $13.0 million and total recoveries were $3.6 million, for a net charge-off position of $9.4 million. For the three months ended September 30, 2025, total charge-offs were $4.7 million and total recoveries were $1.7 million, for a net charge-off position of $2.9 million. For the nine months ended September 30, 2025, total charge-offs were $12.2 million and total recoveries were $12.2 million, for a net recovery position of $69,000.
Table 16 below shows charge-off and recovery detail by region for the nine months ended September 30, 2026 and 2025.
Table 16: Charge-Off and Recovery Detail By Region

For the Three Months Ended September 30, 2026
(in thousands)	Arkansas	Florida	Texas	Tennessee	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$947	$1,165	$848	$18	$12	$679	$—	$3,669
Recoveries	(228)	(1,085)	(199)	—	(2)	(6)	—	(1,520)
Net charge-offs (recoveries)	$719	$80	$649	$18	$10	$673	$—	$2,149

For the Nine Months Ended September 30, 2026
(in thousands)	Arkansas	Florida	Texas	Tennessee	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$4,534	$1,588	$4,276	$29	$36	$2,575	$—	$13,038
Recoveries	(830)	(1,281)	(1,236)	—	(7)	(288)	—	(3,642)
Net charge-offs (recoveries)	$3,704	$307	$3,040	$29	$29	$2,287	$—	$9,396

For the Three Months Ended September 30, 2025
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$605	$807	$2,496	$8	$735	$—	$4,651
Recoveries	(225)	(47)	(1,451)	(3)	(5)	—	(1,731)
Net charge-offs (recoveries)	$380	$760	$1,045	$5	$730	$—	$2,920

For the Nine Months Ended September 30, 2025
(in thousands)	Arkansas	Florida	Texas	Alabama	Shore Premier Finance	Centennial CFG	Total
Charge-offs	$1,541	$3,531	$5,528	$29	$1,370	$181	$12,180
Recoveries	(676)	(741)	(10,137)	(7)	(30)	(658)	(12,249)
Net charge-offs (recoveries)	$865	$2,790	$(4,609)	$22	$1,340	$(477)	$(69)
Loans partially charged-off are placed on non-accrual status until it is proven that the borrower's repayment ability with respect to the remaining principal balance can be reasonably assured. This is usually established over a period of 6-12 months of timely payment performance.

Table 17 shows the allowance for credit losses, charge-offs and recoveries as of and for the three and nine months ended September 30, 2026 and 2025.
Table 17: Analysis of Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Balance, beginning of period	$328,369	$281,869	$297,583	$275,880
Allowance for credit losses on acquired loans - MCBI	—	—	31,333	—
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	—	84	2,671	2,403
Construction/land development	—	—	—	70
Agricultural	—	—	1	—
Residential real estate loans:
Residential 1-4 family	402	240	1,019	369
Total real estate	402	324	3,691	2,842
Consumer	722	816	2,713	1,831
Commercial and industrial	1,548	2,821	4,293	5,351
Other	997	690	2,341	2,156
Total loans charged off	3,669	4,651	13,038	12,180
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	5	711	664	8,500
Construction/land development	—	2	45	543
Agricultural	5	—	10	—
Residential real estate loans:
Residential 1-4 family	9	149	217	212
Total real estate	1,015	862	1,932	9,255
Consumer	35	25	378	93
Commercial and industrial	359	653	708	2,226
Other	111	191	624	675
Total recoveries	1,520	1,731	3,642	12,249
Net loans charged off (recovered)	2,149	2,920	9,396	(69)
Provision for credit loss	—	6,700	6,700	9,700
Ending balance	$326,220	$285,649	$326,220	$285,649
Net charge-offs (recoveries) to average loans receivable	0.05%	0.08%	0.08%	—%
Allowance for credit losses to total loans	1.93	1.87	1.93	1.87
Allowance for credit losses to net charge-offs (recoveries)	3,826.21	2,465.73	2,596.79	(309,637.39)

Table 18 presents the allocation of allowance for credit losses as of September 30, 2026 and December 31, 2025.
Table 18: Allocation of Allowance for Credit Losses

	As of September 30, 2026		As of December 31, 2025
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$90,338	32.8%	$74,172	33.7%
Construction/land development	52,409	16.9	48,023	17.4
Agricultural residential real estate loans	3,108	1.9	3,048	2.1
Residential real estate loans:
Residential 1-4 family	58,388	14.7	46,291	13.6
Multifamily residential	28,953	7.6	26,401	7.3
Total real estate	233,196	73.9	197,935	74.1
Consumer	24,963	7.7	28,993	8.0
Commercial and industrial	59,000	13.8	64,396	14.2
Agricultural	1,844	2.2	1,536	2.3
Other	7,217	2.4	4,723	1.4
Total	$326,220	100.0%	$297,583	100.0%
(1)Percentage of loans in each category to total loans receivable.
Investment Securities
Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 5.2 years as of September 30, 2026.
On April 1, 2026, the Company completed the acquisition of MCBI. Including the effects of the known purchase accounting adjustments, as of the acquisition date, MCBI had approximately $103.3 million in investments. The Company classified the entire balance of investments acquired from MCBI as available-for-sale at the acquisition date.
Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized/accreted to the call date to interest income using the constant effective yield method over the estimated life of the security. We had $1.25 billion and $1.26 billion of held-to-maturity securities at September 30, 2026 and December 31, 2025, respectively. The detail of the held-to-maturity portfolio by carrying amount and percentage of the portfolio at September 30, 2026 and December 31, 2025 can be seen below.
Table 19: Held to Maturity Securities

	September 30, 2026		December 31, 2025
	Net Carrying Amount	Percentage of Total	Net Carrying Amount	Percentage of Total
	(In Thousands)		(In Thousands)
U.S. government-sponsored enterprises	$44,057	3.5%	$43,841	3.5%
U.S. government-sponsored mortgage-backed securities	108,524	8.7%	114,813	9.1%
State and political subdivisions	1,097,665	87.8%	1,100,608	87.4%
Total	$1,250,246	100.0%	$1,259,262	100.0%

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive (loss) income. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $2.61 billion and $2.87 billion as of September 30, 2026 and December 31, 2025, respectively. The detail of the available-for-sale portfolio by estimated fair value and percentage of the portfolio at September 30, 2026 and December 31, 2025 can be seen below.
Table 20: Available for Sale Securities

	September 30, 2026		December 31, 2025
	Estimated Fair Value	Percentage of Total	Estimated Fair Value	Percentage of Total
	(In Thousands)		(In Thousands)
U.S. government-sponsored enterprises	$195,166	7.5%	$240,782	8.4%
U.S. government-sponsored mortgage-backed securities	1,085,042	41.5%	1,212,948	42.2%
Private mortgage-backed securities	161,255	6.2%	145,720	5.1%
Non-government-sponsored asset backed securities	95,271	3.6%	157,844	5.5%
State and political subdivisions	840,152	32.1%	887,838	30.9%
Other securities	236,491	9.1%	226,799	7.9%
Total	$2,613,377	100.0%	$2,871,931	100.0%
During the three and nine months ended September 30, 2026, the Company determined no allowance for credit losses on the available-for-sale portfolio was necessary. The Company also determined the $2.0 million allowance for credit losses on the held-to-maturity portfolio was adequate. Therefore, no provision was considered necessary for either portfolio.
See Note 3 to the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.
Deposits
On April 1, 2026, the Company completed the acquisition of MCBI. Including the effects of the known purchase accounting adjustments, as of the acquisition date, MCBI had approximately $1.54 billion in deposits.
Our deposits averaged $18.69 billion and $17.28 billion for the three months ended September 30, 2026 and September 30, 2025, respectively. Our deposits averaged $18.38 billion and $17.29 billion for the nine months ended September 30, 2026 and September 30, 2025, respectively. Total deposits were $18.76 billion as of September 30, 2026, and $17.48 billion as of December 31, 2025. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
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

Table 21 reflects the classification of the brokered deposits as of September 30, 2026 and December 31, 2025.
Table 21: Brokered Deposits

	September 30, 2026	December 31, 2025
	(In thousands)
Insured Cash Sweep and Other Transaction Accounts	$583,589	$435,678
Total Brokered Deposits	$583,589	$435,678
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
The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve reduced the target rate three times during 2025. First, on September 17, 2025, the Federal Reserve reduced the target rate to 4.00% to 4.25%; second, on October 29, 2025, the target rate was reduced to 3.75% to 4.00%; and third, on December 10, 2025, the target rate was reduced to 3.50% to 3.75%. On September 16, 2026, the Federal Reserve increased the target rate back to 3.75% to 4.00%.
Table 22 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and nine months ended September 30, 2026 and 2025.
Table 22: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2026		2025
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$4,251,520	—%	$3,956,826	—%
Interest-bearing transaction accounts	10,960,107	2.37	10,293,147	2.63
Savings deposits	1,249,863	0.84	1,115,169	0.73
Time deposits:
Certificates of deposit	2,110,124	3.32	1,350,075	3.80
IRAs	114,257	1.91	561,628	3.26
Total	$18,685,871	1.83%	$17,276,845	2.02%

	Nine Months Ended September 30,
	2026		2025
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$4,111,722	—%	$3,973,135	—%
Interest-bearing transaction accounts	10,961,981	2.37	10,343,784	2.65
Savings deposits	1,196,385	0.79	1,107,118	0.72
Time deposits:
Certificates of deposit	1,997,869	3.35	1,293,001	3.90
IRAs	110,891	2.00	573,854	3.35
Total	$18,378,848	1.84%	$17,290,892	2.04%

Securities Sold Under Agreements to Repurchase
We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $5.4 million, or 3.5%, from $155.8 million as of December 31, 2025 to $161.2 million as of September 30, 2026.
FHLB and Other Borrowed Funds
The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $250.0 million and $500.0 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, $50.0 million and $200.0 million of the outstanding balances were classified as short-term and long-term advances, respectively. At December 31, 2025, $100.0 million and $400.0 million of the outstanding balances were classified as short-term and long-term advances, respectively.
The FHLB advances mature from 2026 to 2037 with fixed interest rates ranging from 3.37% to 4.67%. Expected maturities could differ from contractual maturities because FHLB may have the right to call, or the Company may have the right to prepay certain obligations.
Other borrowed funds were $250,000 at both September 30, 2026 and December 31, 2025. These were classified as short-term advances.
Additionally, the Company had $1.49 billion and $1.48 billion at September 30, 2026 and December 31, 2025, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits.
Subordinated Debentures
Subordinated debentures were $279.8 million and $279.3 million as of September 30, 2026 and December 31, 2025, respectively.
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

Stockholders’ Equity
Stockholders’ equity increased $232.9 million to $4.53 billion as of September 30, 2026, from $4.30 billion as of December 31, 2025. The $232.9 million increase in stockholders’ equity is primarily associated with the $146.0 million in common stock issued to MCBI shareholders for the acquisition of MCBI on April 1, 2026 and the $367.0 million in net income for the nine months ended September 30, 2026, which was partially offset by the $67.9 million in other comprehensive loss, the $129.5 million in shareholder dividends paid and stock repurchases of $94.4 million in 2026. As of September 30, 2026 and December 31, 2025, our equity to asset ratio was 18.76% and 18.78%, respectively. Book value per share was $22.74 as of September 30, 2026, compared to $21.88 as of December 31, 2025, a 5.3% annualized increase.
Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.23 and $0.20 per share for the three months ended September 30, 2026 and 2025, respectively, and $0.65 and $0.595 per share for the nine months ended September 30, 2026 and 2025, respectively. The common stock dividend payout ratio for the three months ended September 30, 2026 and 2025 was 35.5% and 31.9%, respectively. The common stock dividend payout ratio for the nine months ended September 30, 2026 and 2025 was 35.3% and 32.9%, respectively. On October 16, 2026, the Board of Directors declared a regular $0.23 per share quarterly cash dividend payable December 2, 2026, to shareholders of record November 11, 2026.
Stock Repurchase Program. During the nine months ended September 30, 2026, the Company repurchased a total of 3,307,622 shares with a weighted-average stock price of $28.28 per share. Shares repurchased under the program as of September 30, 2026 since its inception total 32,705,835 shares. The remaining balance available for repurchase was 13,801,672 shares at September 30, 2026.
On October 16, 2026, the Board of Directors of Home BancShares, Inc. increased the number of shares of the Company’s common stock authorized for repurchase under its stock repurchase program to 20,000,000 shares. The program was originally approved by the Board in January 2008 and was most recently amended in January 2025.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2026 and December 31, 2025, we met all regulatory capital adequacy requirements to which we were subject.

Table 23 presents our risk-based capital ratios on a consolidated basis as of September 30, 2026 and December 31, 2025.
Table 23: Risk-Based Capital

	As of September 30, 2026	As of December 31, 2025
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$4,529,761	$4,296,871
Goodwill and core deposit intangibles, net	(1,476,249)	(1,430,107)
Unrealized loss on available-for-sale securities	233,832	165,887
Total common equity Tier 1 capital	3,287,344	3,032,651
Total Tier 1 capital	3,287,344	3,032,651
Tier 2 capital
Allowance for credit losses	326,220	297,583
Disallowed allowance for credit losses (limited to 1.25% of risk weighted assets)	(78,592)	(63,704)
Qualifying allowance for credit losses	247,628	233,879
Qualifying subordinated notes	279,774	279,265
Total Tier 2 capital	527,402	513,144
Total risk-based capital	$3,814,746	$3,545,795
Average total assets for leverage ratio	$22,927,795	$21,528,936
Risk weighted assets	$19,693,558	$18,607,517
Ratios at end of period
Common equity Tier 1 capital	16.69%	16.30%
Leverage ratio	14.34	14.09
Tier 1 risk-based capital	16.69	16.30
Total risk-based capital	19.37	19.06
Minimum guidelines – Basel III
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00
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
In Table 24 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.
Table 24: Earnings, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$129,451	$123,604	$366,987	$357,216
Pre-tax adjustments:
Merger and acquisition expenses	—	—	13,120	—
Gain on retirement of subordinated debt	—	(1,882)	—	(1,882)
FDIC special assessment credit	—	—	(1,697)	(1,516)
Fair value adjustment for marketable securities	916	(1,020)	1,347	(1,224)
Special income from equity investment	—	—	—	(7,389)
Gain on sale of premises and equipment	(710)	—	(710)	(983)
Legal fee reimbursement	—	—	—	(885)
Legal claims expense	—	—	—	3,300
Recoveries on historic losses	—	(2,040)	—	(2,040)
BOLI death benefits	(528)	(187)	(802)	(1,430)
Total pre-tax adjustments	(322)	(5,129)	11,258	(14,049)
Tax-effect of adjustments(1)	50	(1,207)	2,938	(3,083)
Total adjustments after-tax (B)	(372)	(3,922)	8,320	(10,966)
Earnings, as adjusted (C)	$129,079	$119,682	$375,307	$346,250
Average diluted shares outstanding (D)	200,051	197,288	199,413	197,952
GAAP diluted earnings per share: A/D	$0.65	$0.63	$1.84	$1.80
Adjustments after-tax: B/D	—	(0.02)	0.04	(0.05)
Diluted earnings per common share excluding adjustments: C/D	$0.65	$0.61	$1.88	$1.75
(1) Blended statutory rate of 24.359% for 2026 and 24.433% for 2025.

We had $1.47 billion, $1.43 billion and $1.43 billion total goodwill and core deposit intangibles as of September 30, 2026, December 31, 2025 and September 30, 2025, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity, return on average tangible equity excluding intangible amortization, and tangible equity to tangible assets are useful in evaluating our company. Management also believes return on average assets, as adjusted, return on average equity, as adjusted, and return on average tangible equity, as adjusted, are meaningful non-GAAP financial measures, as they exclude items such as certain non-interest income and expenses that management believes are not indicative of our primary business operating results. These calculations, which are similar to the GAAP calculations of book value per share, return on average assets, return on average equity, and equity to assets, are presented in Tables 25 through 28, respectively.
Table 25: Tangible Book Value Per Share

	As of September 30, 2026	As of December 31, 2025
	(In thousands, except per share data)
Book value per share: A/B	$22.74	$21.88
Tangible book value per share: (A-C-D)/B	15.35	14.60
(A) Total equity	$4,529,761	$4,296,871
(B) Shares outstanding	199,210	196,357
(C) Goodwill	1,410,211	1,398,253
(D) Core deposit intangibles	62,651	32,293
Table 26: Return on Average Assets, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Return on average assets: A/D	2.12%	2.17%	2.05%	2.11%
Return on average assets, as adjusted: (A+C)/D	2.11	2.10	2.10	2.04
Return on average assets excluding intangible amortization: B/(D-E)	2.30	2.34	2.22	2.28
(A) Net income	$129,451	$123,604	$366,987	$357,216
Intangible amortization after-tax	2,186	1,529	5,837	4,607
(B) Earnings excluding intangible amortization	$131,637	$125,133	$372,824	$361,823
(C) Adjustments after-tax	$(372)	$(3,922)	$8,320	$(10,966)
(D) Average assets	24,219,881	22,638,938	23,912,741	22,662,167
(E) Average goodwill, core deposits and other intangible assets	1,474,223	1,433,474	1,462,077	1,435,475

Table 27: Return on Average Equity, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Return on average equity: A/D	11.24%	11.91%	10.94%	11.81%
Return on average common equity, as adjusted: (A+C)/D	11.20	11.54	11.19	11.45
Return on average tangible common equity: A/(D-E)	16.59	18.28	16.23	18.31
Return on average tangible equity excluding intangible amortization: B/(D-E)	16.87	18.51	16.48	18.55
Return on average tangible common equity, as adjusted: (A+C)/(D-E)	16.54	17.70	16.59	17.75
(A) Net income	$129,451	$123,604	$366,987	$357,216
(B) Earnings excluding intangible amortization	131,637	125,133	372,824	361,823
(C) Adjustments after-tax	(372)	(3,922)	8,320	(10,966)
(D) Average equity	4,570,478	4,115,884	4,486,116	4,043,743
(E) Average goodwill, core deposits and other intangible assets	1,474,223	1,433,474	1,462,077	1,435,475
Table 28: Tangible Equity to Tangible Assets

	As of September 30, 2026	As of December 31, 2025
	(Dollars in thousands)
Equity to assets: B/A	18.76%	18.78%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	13.48	13.36
(A) Total assets	$24,145,664	$22,881,879
(B) Total equity	4,529,761	4,296,871
(C) Goodwill	1,410,211	1,398,253
(D) Core deposit intangibles	62,651	32,293

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
Table 29: Efficiency Ratio, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net interest income (A)	$241,993	$226,166	$707,540	$660,774
Non-interest income (B)	46,446	51,505	142,703	148,010
Non-interest expense (C)	121,532	114,838	371,001	343,806
FTE Adjustment (D)	2,516	2,916	7,830	7,976
Amortization of intangibles (E)	2,890	2,024	7,717	6,096
Adjustments:
Non-interest income:
Gain on retirement of subordinated debt	$—	$1,882	$—	$1,882
Fair value adjustment for marketable securities	$(916)	$1,020	(1,347)	1,224
Special income from equity investments	—	—	—	7,389
Gain (loss) on OREO, net	81	(1)	1,120	(364)
Gain (loss) on branches, equipment and other assets, net	744	(66)	740	743
BOLI death benefits	528	187	802	1,430
Recoveries on historic losses	—	2,040	—	2,040
Legal expense reimbursement	—	—	—	885
Total non-interest income adjustments (F)	$437	$5,062	$1,315	$15,229
Non-interest expense:
FDIC special assessment credit	—	—	(1,697)	(1,516)
Merger and acquisition expenses	—	—	13,120	—
Legal claims expense	—	—	—	3,300
Total non-interest expense adjustments (G)	$—	$—	$11,423	$1,784
Efficiency ratio (reported): ((C-E)/(A+B+D))	40.78%	40.21%	42.34%	41.35%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	40.84	40.95	41.07	41.91
Recently Issued Accounting Pronouncements
See Note 22 to the Condensed Notes to Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.
Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Liquidity and Market Risk Management
At September 30, 2026, we held $2.18 billion in assets that could be used for liquidity purposes, which we refer to as net available internal liquidity. This balance consisted of $1.27 billion in unpledged investment securities which could be used for additional secured borrowing capacity, $540.6 million in cash on deposit with the Federal Reserve Bank ("FRB") and $374.4 million in other liquid cash accounts.

Consistent with our practice of maintaining access to significant external liquidity, we had $5.10 billion in net available sources of borrowed funds, which we refer to as net available external liquidity, as of September 30, 2026. This included $6.60 billion in total borrowing capacity with the Federal Home Loan Bank ("FHLB"), of which $1.74 billion has been drawn upon in the ordinary course of business, resulting in $4.86 billion in net available liquidity with the FHLB as of September 30, 2026. The $1.74 billion consisted of $250.0 million in outstanding FHLB advances and $1.49 billion used for pledging purposes. We also had access to approximately $152.3 million available borrowing capacity from the Discount Window. As of September 30, 2026, the Company also had access to $35.0 million from First National Bankers’ Bank ("FNBB"), and $55.0 million from other various external sources.
Overall, we had $7.28 billion net available liquidity as of September 30, 2026, which consisted of $2.18 billion of net available internal liquidity and $5.10 billion in net available external liquidity. Details on our available liquidity as of September 30, 2026 are available below.
Table 30: Available Liquidity

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unpledged investment securities (market value)	$1,266,103	$—	$1,266,103
Cash at FRB	540,593	—	540,593
Other liquid cash accounts	374,440	—	374,440
Total Internal Liquidity	2,181,136	—	2,181,136
External Sources
FHLB	6,601,944	1,744,509	4,857,435
FRB Discount Window	152,332	—	152,332
FNBB	35,000	—	35,000
Other	55,000	—	55,000
Total External Liquidity	6,844,276	1,744,509	5,099,767
Total Available Liquidity	$9,025,412	$1,744,509	$7,280,903

We have continued to limit our exposure to uninsured deposits and have been actively monitoring this exposure. As of September 30, 2026, we held approximately $9.20 billion in uninsured deposits of which $1.46 billion were intercompany subsidiary deposit balances and $2.91 billion were collateralized deposits, for a net position of $4.83 billion. This represented approximately 25.7% of total deposits. In addition, net available liquidity exceeded uninsured and uncollateralized deposits by $2.45 billion as of September 30, 2026.
Table 31: Uninsured Deposits

(in thousands)	As of September 30, 2026
Uninsured Deposits	$9,197,585
Intercompany Subsidiary and Affiliate Balances	1,459,653
Collateralized Deposits	2,909,951
Net Uninsured Position	$4,827,981

Total Available Liquidity	7,280,903
Net Uninsured Position	4,827,981
Net Available Liquidity in Excess of Uninsured Deposits	$2,452,922
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
For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At September 30, 2026, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Table 32 presents our sensitivity to net interest income as of September 30, 2026 and September 30, 2025.
Table 32: Sensitivity of Net Interest Income

	Percentage Change from Base	Percentage Change from Base	September 30,
Interest Rate Scenario	September 30, 2026	September 30, 2025	2026 vs. 2025
Up 200 basis points	11.18%	10.24%	0.94%
Up 100 basis points	5.63	5.33	0.30
Down 100 basis points	(5.38)	(5.88)	0.50
Down 200 basis points	(9.88)	(11.06)	1.18
There have been no material changes in our market risk exposure from September 30, 2025 to September 30, 2026. Our balance sheet mix has remained consistent. The target rate changes by the Federal Reserve have impacted our earnings, but our net interest income exposure is still within our current guidelines. The Federal Reserve reduced the target rate three times during 2025. First, on September 17, 2025, the Federal Reserve reduced the target rate to 4.00% to 4.25%; second, on October 29, 2025, the target rate was reduced to 3.75% to 4.00%; and third, on December 10, 2025, the target rate was reduced to 3.50% to 3.75%. On September 16, 2026, the Federal Reserve increased the target rate back to 3.75% to 4.00%.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2026, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2026, the Company utilized a portion of its stock repurchase program which was most recently amended and re-approved by the Board of Directors on January 17, 2025, authorizing the repurchase of up 20,000,000 shares of the Company's common stock. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31, 2026	350,000	$30.26	350,000	14,751,672
August 1 through August 31, 2026	550,000	30.58	550,000	14,201,672
September 1 through September 30, 2026	400,000	29.63	400,000	13,801,672
Total	1,300,000		1,300,000
(1)The above described stock repurchase program has no expiration date.
On October 16, 2026, the Board of Directors approved an increase in the number of shares of the Company’s common stock authorized for repurchase under the program to restore the authorization to 20,000,000 shares.
Item 3: Defaults Upon Senior Securities
Not applicable.
Item 4: Mine Safety Disclosures
Not applicable.

Item 5: Other Information
During the three months ended September 30, 2026, none of the Company’s directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

3.11
Tenth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 4.11 of Home BancShares’s registration statement on Form S-8 (File No. 333-264409))

3.12
Eleventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.12 of Home BancShares's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2025, filed on May 7, 2025)

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
HOME BANCSHARES, INC.
(Registrant)

Date:	November 6, 2026	/s/ John W. Allison
John W. Allison, Chairman and Chief Executive Officer

Date:	November 6, 2026	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date:	November 6, 2026	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer